Form 10QSB
period 2007-07-31
Coda Octopus Group, Inc.
filed 2007-10-16
CIK 1334325

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52815

CODA OCTOPUS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-200-8348
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

164 West, 25th Street, 6th Floor, New York	10001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(212) 924-3442

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one): ☐

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of October 11, 2007: 48,279,768

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CODA OCTOPUS GROUP, INC.
CONDENSED  CONSOLIDATED BALANCE SHEET
JULY 31, 2007
(UNAUDITED)

2007
ASSETS
Current assets:
Cash and cash equivalents	$2,894,907
Accounts receivable, net of allowance for doubtful accounts	3,520,942
Inventory	2,343,257
Due from related parties	339,882
Other current assets	1,312,018
Prepaid expenses	495,890

Total current assets	10,906,896

Property and equipment, net	289,646
Rental equipment, net	57,568
Goodwill and other intangible assets, net	4,080,438

Total assets	$15,334,548

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade	$1,184,562
Accrued expenses and other current liabilities	1,740,545
Deferred payment related to acquisitions	763,936
Accrued dividends on Series A & B Preferred Stock	44,426
Due to related parties	258,458
Loans payable	20,393

Total current liabilities	4,012,320

Loans and notes payable, long term	40,104

Total liabilities	4,052,424

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized,
6,407 Series A issued and outstanding, as of July 31, 2007	6
Nil Series B issued and outstanding as of July 31, 2007	-
Common stock, $.001 par value; 100,000,000 shares
authorized, 48,143,656 shares issued and outstanding
as of July 31, 2007	48,144
Common Stock subscribed	80,100
Additional paid-in capital	48,950,733
Foreign currency translation adjustment	(142,363)
Accumulated deficit	(37,654,496)

Total stockholders' equity	11,282,124

Total liabilities and stockholders' equity	$15,334,548

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE NINE AND THREE MONTHS ENDED JULY 31, 2007 AND 2006
(UNAUDITED)

	For the nine	For the nine	For the three	For the three
	months ended	months ended	months ended	months ended
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006

Net revenue	$10,794,621	$5,134,847	$5,859,907	$2,682,539

Cost of revenue	4,513,101	2,111,696	2,300,728	949,930

Gross profit	6,281,520	3,023,151	3,559,179	1,732,609

Research and development	1,736,437	1,658,788	634,679	561,718
Selling, general and administrative expenses	8,883,099	5,630,112	3,594,560	2,382,659
Other operating expenses	435,000	-	-	-

Operating loss	(4,773,016)	(4,265,749)	(670,060)	(1,211,768)

Other income (expense)

Other income (expense)	73,540	2,708	35,745	2,204
Interest expense	(6,349,946)	(830,970)	(561,350)	(684,337)

Total other expense	(6,276,406)	(828,262)	(525,605)	(682,133)

Loss before income taxes	(11,049,422)	(5,094,011)	(1,195,665)	(1,893,901)

Provision for income taxes	-	-	-	-

Net loss	(11,049,422)	(5,094,011)	(1,195,665)	(1,893,901)

Preferred Stock Dividends:
Series A	(238,950)	(193,552)	(31,851)	(113,902)
Series B	(107,680)	(23,565)	-	(23,565)
Beneficial conversion feature	(800,000)	(2,332,800)	-	(2,332,800)

Net loss applicable to common shares	$(12,196,051)	$(7,643,928)	$(1,227,516)	$(4,364,168)

Loss per share, basic and diluted	(0.34)	(0.32)	(0.03)	(0.18)

Weighted average shares outstanding	35,490,398	23,938,910	47,986,242	24,220,947

Comprehensive loss:

Net loss	$(11,049,422)	$(5,094,011)	$(1,195,665)	$(1,893,901)

Foreign currency translation adjustment	150,458	(150,118)	55,209	234,505

Comprehensive loss	$(10,898,964)	$(5,244,129)	$(1,140,456)	$(1,659,396)

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JULY 31, 2007
(UNAUDITED)

									Foreign
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Stock	Additional Paid-in	Currency Translation	Accumulated
Nine Months Ended July 31, 2007	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Adjustment	Deficit	Total

Balance, October 31, 2006	23,641	$24	41,000	$41	24,301,980	$24,302	153,750	$25,858,307	$(292,821)	$(25,458,447)	$285,156

Sale of preferred stock			8,000	8				799,992			800,000

Conversion of preferred stock
Series A	(17,234)	(17)			2,878,418	2,878		(2,861)			(0)
Series B			(30,819)	(31)	3,081,900	3,082		(3,051)			0

Redemption of preferred stock			(18,181)	(18)				(1,818,082)			(1,818,100)

Sale of common stock for cash					15,675,000	15,675		13,748,855			13,764,530

Shares issued for compensation					1,640,268	1,640		1,768,593			1,770,233

Stock issued for acquisition					532,090	532		792,282			792,814

Stock subscribed
Preferred stock							80,000				80,000
Common stock					34,000	34	(153,650)	187,716			34,100

Fair value of options and warrants issued as compensation and for financing								6,819,633			6,819,633

Preferred stock dividends
Series A										(238,949)	(238,949)
Series B										(107,680)	(107,680)

Beneficial conversion feature of
preferred stock, Series A
preferred stock, Series B								799,350		(800,000)	(650)

Foreign currency translation adjustment									150,458		150,458

Net loss										(11,049,420)	(11,049,420)

Balance, July 31, 2007	6,407	$6	-	$-	48,143,656	$48,144	$80,100	$48,950,733	$(142,363)	$(37,654,496)	$11,282,124

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED   STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2007 and 2006
(UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,049,422)	$(5,094,011)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	226,309	90,771
Stock based compensation	2,600,378	1,030,743
Financing costs	5,989,488	565,363
Dividends	164,819	217,117
Bad debt expense	-	1,429
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,266,830)	224,796
Inventory	(391,865)	(338,073)
Prepaid expenses	(335,974)	(69,331)
Other receivables	(613,707)	(192,938)
Increase (decrease) in:
Accounts payable and accrued expenses	(2,309,944)	672,968
Due to related parties	(44,419)	(414,775)

Net cash used in operating activities	(8,031,167)	(3,305,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(206,662)	(101,726)
Purchases of intangible assets	(136,854)	(7,121)
Acquisitions	(1,358,470)	(1,162,570)
Cash acquired in acquisitions	35,515	195,684

Net cash used by investing activities	(1,666,471)	(1,075,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(1,124,447)	(2,206,804)
Proceeds from sale of stock	14,677,980	6,178,725
Redemption of preferred stock	(1,818,100)	-
Preferred stock dividend	(606,597)	(79,650)

Net cash provided by financing activities	11,128,836	3,892,271

Effect of exchange rate changes on cash	85,737	538,214

Net (decrease) increase in cash	1,516,935	48,811

Cash and cash equivalents, beginning of period	1,377,972	142,936

Cash and cash equivalents, end of period	$2,894,907	$191,747

Cash paid for:
Interest	$359,907	$265,607
Income taxes	-	-

Supplemental Disclosures:

During the nine months ended July 31, 2007, 1,640,268 shares of common stock were issued as payment of $1,770,233 of compensation that was earned.

The acquisitions figure consists of:

Acquisition of Colmek:

Current assets acquired	$195,528
Cash acquired	35,515
Equipment acquired	80,007
Goodwill and intangible assets	2,773,613
Liabilities assumed	(727,913)
Deferred note payable	(763,936)
Amount paid in common stock	(792,814)
Associated costs of acquisition	158,470

Cash Paid for Acquisition	$958,470

Acquisition of Martech - deferred payment	$400,000

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months ended July 31, 2007 and 2006
(UNAUDITED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited consolidated financial statements follows.

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine month period ended July 31, 2007, are not necessarily indicative of the results that may be expected for the year ended October 31, 2007. The unaudited condensed financial statements should be read in conjunction with the consolidated October 31, 2006 financial statements and footnotes thereto included in the Company’s SB-2 filed on September 10, 2007 with the Securities Exchange Commission (SEC).

Business and Basis of Presentation

Coda Octopus Group, Inc. (”we”, “us”, “our company” or “Coda”) was formed under the laws of the State of Florida in 1992 as The Panda Project, Inc. (“Panda”). We changed our name in August, 2004, subsequent to the reverse acquisition described below. We are a developer of underwater technologies and equipment for imaging, mapping, defense and survey applications. We are based in New York, with research and development, sales and manufacturing facilities located in the United Kingdom and Norway, and additional sales locations in Florida and Washington, D.C.

Effective July 12, 2004, Panda acquired all of the issued and outstanding common stock of Coda Octopus Ltd, now known as Coda Octopus Products Ltd (“COPL”) a U.K. operating company, which also owned United States and Norwegian subsidiaries. As a result of this transaction, COL’s former shareholders obtained control of Panda, a shell corporation with no operations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Coda was the acquiring entity, while the transaction was accounted for using the purchase method of accounting, in substance the acquisition was a recapitalization of Coda’s capital structure. For accounting purposes, this acquisition has been treated as a reverse acquisition of Panda. The Company did not recognize any goodwill or any intangible assets in connection with the transaction.

Following the reverse acquisition, Panda reincorporated in Delaware and changed its name to Coda Octopus Group, Inc.

The unaudited consolidated financial statements include the accounts of Coda and our domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates.

Revenue Recognition

We record revenue in accordance with the guidance of the SEC's Staff Accounting Bulletin SAB No. 104 (SAB 104), which supersedes SAB No. 101 in order to encompass Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables. Our revenue is derived from sales of underwater technologies and equipment for imaging, mapping, defense and survey applications. Revenue is recognized when sufficient evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. No right of return privileges are granted to customers after shipment.

For arrangements with multiple deliverables, we recognize product revenue by allocating the revenue to each deliverable based on the fair value of each deliverable in accordance with EITF No. 00-21 and SAB No. 104, and recognize revenue for equipment upon delivery and for installation and other services as performed. EITF No. 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months ended July 31, 2007 and 2006
(UNAUDITED)

Our contracts sometimes require customer payments in advance of revenue recognition. These deposit amounts are reflected as liabilities and recognized as revenue when the Company has fulfilled its obligations under the respective contracts.

Revenues derived from our software license sales are recognized in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9, “Modifications of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions”. For software license sales for which any services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed and determinable.

Foreign Currency Translation

Coda translates the foreign currency financial statements of its foreign subsidiaries in accordance with the requirements of SFAS No. 52, Foreign Currency Translation. Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of income.

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Cash and Cash Equivalents

Cash equivalents are comprised of highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed insured limits. We have not experienced any losses in such accounts.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limits. We periodically review our trade receivables in determining our allowance for doubtful accounts. Allowance for doubtful accounts was nil and $721 for the periods ended July 31, 2007 and 2006, respectively.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, other receivables, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. Our long term debt has interest rates that approximate market and therefore the carrying amounts approximate their fair values.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months ended July 31, 2007 and 2006
(UNAUDITED)

Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method.  Inventory is comprised of the following components at July 31, 2007:

Raw materials	$1,482,841
Work in process	67,461
Finished goods	792,955

Total inventory	$2,343,257

Property and Equipment

We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to four years, the estimated useful lives of the property and equipment.

Long-Lived Assets

We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment loss was recognized during the periods ended July 31, 2007 and 2006.

Research and Development

Research and development costs consist of expenditures for the present and future patents and technology, which are not capitalizable. We are eligible for United Kingdom tax credits related to our qualified research and development expenditures. Tax credits are classified as a reduction of research and development expense. We recorded no tax credits during either period.

Marketing

We charge the costs of marketing to expense as incurred. For the periods ended July 31, 2007 and 2006, marketing costs were $200,459 and $236,322, respectively.

Intangible Assets

Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (or goodwill), customer relationships, non-compete agreements and licenses. Goodwill was allocated to our reporting units based on the original purchase price allocation. Customer relationships, non-compete agreements and licenses are being amortized on a straight-line basis over periods of 3 to 10 years. The Company amortizes its intangible assets using the straight-line method over their estimated period of benefit. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

We test for impairment at the reporting unit level as defined in SFAS No. 142, “Goodwill and Other Intangible Assets.” This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months ended July 31, 2007 and 2006
(UNAUDITED)

SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS No. 144.

Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation”, established and encouraged the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of the grant or the date at which the performance of the services is completed and is recognized over the periods in which the related services are rendered. The statement also permitted companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, to account for stock-based compensation to employees. Prior to the adoption of SFAS 123(R) we elected to use the intrinsic value based method for grants to our employees and directors and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation to employees.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“Statement 123R”) which is a revision of SFAS No. 123.

Statement 123R supersedes APB opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in SFAS No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. We implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The fair value of each option grant issued after January 1, 2006 will be determined as of grant date, utilizing the Black-Scholes option pricing model. The amortization of each option grant will be over the remainder of the vesting period of each option grant.  We did not have any unvested amounts of stock based compensation grants issued and outstanding at the date of implementation.

We use the fair value method for equity instruments granted to non-employees and use the Black Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes gains and losses on foreign currency translation adjustments and is included as a component of stockholders' equity.

Loss Per Share

We use SFAS No. 128, “Earnings per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months ended July 31, 2007 and 2006
(UNAUDITED)

Per share basic and diluted net loss amounted to $0.34 and $0.32 for the periods ended July 31, 2007 and 2006, respectively. For the periods ended July 31, 2007 and 2006, 34,577,728 and 15,743,728 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As of July 31, 2007 we have cash and cash equivalents of $2,894,907 and positive working capital of $6,894,576. For the nine month period ended July 31, 2007 we had a net loss of $11,049,422 and negative cash flow from operations of $7,981,740. We also have an accumulated deficit of $37,654,496 at July 31, 2007.

NOTE 2 - FIXED ASSETS

Property and equipment at July 31, 2007 is summarized as follows:

Machinery and equipment	$851,384
Accumulated depreciation	(561,738)

Net property and equipment	$289,646

Depreciation expense recorded in the statement of operations for the periods ended July 31, 2007 and 2006 is $103,332 and $26,588, respectively.

Rental equipment at July 31, 2007 is summarized as follows:

Rental equipment	$240,876
Accumulated depreciation	(183,308)

Net rental equipment	$57,568

Depreciation expense recorded in the statement of operations for the periods ended July 31, 2007 and 2006 is $63,283 and $59,749, respectively.

NOTE 3 - INTANGIBLE ASSETS AND GOODWILL

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically test its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months ended July 31, 2007 and 2006
(UNAUDITED)

The identifiable intangible assets acquired and their carrying value at July 31, 2007 is:

Customer relationships (weighted average life of 10 years)	$694,503
Non-compete agreements (weighted average life of 3 years)	198,911
Patents	66,410
Licenses	100,000
Total amortized identifiable intangible assets - gross carrying value	1,059,824
Less accumulated amortization	(78,962)
Net	980,863
Residual value	980,863

Our acquisition of Colmek resulted in the valuation of Colmek’s customer relationships and covenants not to compete as intangible assets (see Note 10), which have an estimated useful life of 10 years and 3 years respectively, and as such are being amortized monthly over that period. Goodwill of $2,038,669 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

As a result of the acquisitions of Martech and Colmek, the Company has goodwill in the amount of $3,099,575 as of July 31, 2007. The changes in the carrying amount of goodwill for the nine months ended July 31, 2007 are recorded below.

Beginning goodwill balance at November 1, 2006	$1,060,906
Goodwill recorded upon acquisition of Colmek	2,038,669

Balance at July 31, 2007	$3,099,575

Considerable management judgment is necessary to estimate fair value. We enlisted the assistance of an independent valuation consultant to determine the values of our intangible assets and goodwill, both at the dates of acquisition and at specific dates annually. Based on various market factors and projections used by management, actual results could vary significantly from managements' estimates.

Amortization of patents, customer relationships, non-compete agreements and licenses included as a charge to income amounted to $59,701 and $4,434 for the periods ended July 31, 2007 and 2006, respectively. Goodwill is not being amortized.

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $.001 per share. As of July 31, 2007, the Company has issued and outstanding 48,143,656 shares of common stock. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $.001 per share. We have designated 50,000 preferred shares as Series A preferred stock and have designated 50,000 preferred shares as Series B preferred stock. The remaining 4,900,000 shares of preferred stock is undesignated. There were 6,407 preferred shares outstanding at July 31, 2007, all of which were Series A.

Series A Preferred Stock

We designated 50,000 shares of our preferred stock, par value $.001, as Series A Preferred Stock. The Series A Preferred Stock ranks senior to all classes of common and preferred stock. The Series A Preferred Stock has a dividend rate of 12% per year. The Series A Preferred Stock and accrued dividends is convertible at the option of the holder into shares of our common stock at a conversion price of $1.00 per share, and at the option of the Company when the stock price reaches or exceeds $3.00.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months ended July 31, 2007 and 2006
(UNAUDITED)

During the period ended July 31, 2007 we did not issue any further Series A Preferred Stock. We converted 17,234 shares of Series A Preferred Stock into 2,878,418 shares of common stock, along with 2,878,418 warrants at prices ranging from $1.30 to $1.70. At July 31, 2007, the total of Series A Preferred Stock outstanding is 6,407 shares, convertible into 1,050,310 shares of common stock. During the period ended July 31, 2006 we sold 820 shares, taking the total outstanding at the end of that period to 23,161.

Series B Preferred Stock

We designated 50,000 shares of our preferred stock, par value $.001, as Series B Preferred Stock. The Series B Preferred Stock ranks junior to our issued and outstanding Series A preferred Stock and senior to all classes of common stock. The Series B Preferred Stock has a dividend rate of 8% per year. The Series B Preferred Stock and accrued dividends are convertible at the option of the holder into shares of our common stock at a conversion price of $1.00 per share. As of July 31, 2007, we have no shares of Series B Preferred Stock outstanding, compared to 23,000 outstanding as of July 31, 2006.

During the period ended July 31, 2007, we sold 8,000 preferred Series B stock units, each unit consisting of one share of our Series B Preferred Stock, 100 Series A warrants, 100 Series B warrants, and 81.25 shares of common stock (650,000 shares of common stock in total). Each Series A warrant and Series B warrant is exercisable into shares of our common stock for a period of five years at exercise prices of $1.30 and $1.70 per share, respectively. Gross proceeds from the sale of the units were $800,000.

Also during the period, 30,819 shares of Series B Preferred Stock were converted into 3,081,900 shares of common stock. In addition, 18,181 shares of Series B Preferred Stock were redeemed at a price of $100 per share.

In accordance with EITF No. 00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain convertible Instruments”, a portion of the proceeds of our stock sales were allocated to the warrants based on their relative fair value.

For the sale of Series B Preferred Stock, this totaled $546,566 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $253,434 to the Series B preferred shares based upon the difference between the conversion price of those shares and the closing price of our common shares on the date of issuance, limited to the proceeds attributable to the sale of the preferred shares. The weighted average assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 304%, (3) risk-free interest rate of 4.90%, and (4) expected life of 2 years as the conversion feature and warrants are immediately exercisable. Both the fair value of the warrants and the beneficial conversion feature aggregating $800,000 were recorded as a dividend and are included in the accompanying financial statements.

Common Stock

During the period ending July 31, 2007 we issued 1,640,268 shares of common stock, valued at $1,770,233, to employees, directors and consultants for services.

During the period ending July 31, 2007 we sold 15,025,000 shares of common stock which were issued alongside 7,512,500 Series A warrants and 7,512,500 Series B warrants. Each Series A warrant is convertible into common stock at a price of $1.30, and each Series B warrant is convertible into common stock at $1.70. Each warrant has a life of 5 years. A further 650,000 shares of common stock were sold as part of a unit with Series B Preferred Stock.

During the period ending July 31, 2007 we issued 532,090 shares of common stock as part payment in our acquisition of Miller & Hilton, Inc, d/b/a Colmek Systems Engineering, with a further 42,910 shares payable within 12 months.

During the period ending July 31, 2007 a total of 34,000 shares of common stock were issued on the exercise of 34,000 stock options.

During the period ending July 31, 2007 a total of 3,081,900 shares of common stock were issued on conversion of 30,819 shares of Series B Preferred Stock. In addition, 2,878,418 shares of common stock were issued on conversion of 17,234 shares of Series A Preferred Stock.

These transactions results in outstanding common stock of 48,143,656 at July 31, 2007, compared to 24,301,980 at July 31, 2006.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months ended July 31, 2007 and 2006
(UNAUDITED)

Other Equity Transactions

During the period ended July 31, 2007, we issued in the aggregate 1,195,000 common share purchase options to employees and consultants, with exercise prices of $1.30 to $1.70. The initial fair value of the options was $1,304,621 using the Black Scholes method at the date of grant of the options based on the following assumptions: (1) risk free interest rate of 4.90%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 263% - 328%; and (4) an expected life of the options of 2 years. The fair value of the options has been expensed in this period. In accordance with EITF 96-18, the fair value of consultant vesting options will be recomputed at each reporting period and any increase will be charged to expense. Due to staff departures, 445,000 options were cancelled, all of which had exercise prices of $1.00 to $1.50. Also during the period, a total of 34,000 options were exercised at $1.00. During the period ended July 31, 2007, $637,917 was charged to expense.

During the year ended October 31, 2006, we issued in the aggregate 1,315,000 common share purchase options to employees and consultants. The options were issued with exercise prices of $1.00 and $1.50. Of these awards, 616,000 vested immediately and the balance vests over various periods through August, 2008. The initial fair value of the options was $835,438 using the Black Scholes method at the date of grant of the options based on the following assumptions ranges: (1) risk free interest rate of 4.25% - 5.1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 328% - 563%; and (4) an expected life of the options of 2 years. The fair value of the options is being expensed over the vesting period. In accordance with EITF 96-18, the fair value of consultant vesting options will be recomputed at each reporting period and any increase will be charged to expense. During the period ended July 31, 2007, $7,407 was charged to expense.

During the year ended October 31, 2005, we issued in the aggregate 2,350,000 common share purchase options to employees and consultants. The options were issued with an exercise price of $1.00. Of these awards, 888,500 vested immediately and the balance vests over various periods through May, 2007. The initial fair value of the options was $1,221,497 using the Black Scholes method at the date of grant of the options based on the following assumptions ranges: (1) risk free interest rate of 4.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 679%; and (4) an expected life of the options of 2 years. The fair value of the options is being expensed over the vesting period. In accordance with EITF 96-18, the fair value of consultant vesting options will be recomputed at each reporting period and any increase will be charged to expense. During the periods ending July 31, 2007 and 2006, $184,821 and $373,650, respectively, were charged to expense.

NOTE 5 - WARRANTS AND STOCK OPTIONS

Transactions involving stock options and warrants issued are summarized as follows:

	2007		2006
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	13,410,000	$1.29	2,350,000	$1.00
Granted during the period	23,098,418	1.44	7,215,000	1.27
Exercised during the period	(34,000)	1.00	-	-
Terminated during the period	(295,000)	1.25	-	-

Outstanding at the end of the period	36,179,418	$1.39	9,565,000	$1.20
Exercisable at the end of the period	35,323,318	$1.39	8,322,500	$1.23

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months ended July 31, 2007 and 2006
(UNAUDITED)

The number and weighted average exercise prices of stock purchase options and warrants outstanding as of July 31, 2007 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Weighted Average Exercise Price
0.50	750,000	3.75	$0.50
0.58	400,000	3.67	0.58
1.00	5,881,000	3.50	1.00
1.30	14,536,709	4.47	1.30
1.50	310,000	4.04	1.50
1.70	14,301,709	4.45	1.70

NOTE 6 - INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate U.S. unused net operating losses approximate $16,310,000 which expire through 2027, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $5,546,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

For income tax reporting purposes, the Company's aggregate UK unused net operating losses approximate $9,758,000, with no expiration. The deferred tax asset related to the carryforward is approximately $2,933,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of July 31, 2007 are as follows:

Non-Current	July 31, 2007	July 31, 2006

Net Operating Loss Carry Forward	$5,546,000	$4,316,000
Valuation Allowance	(5,546,000)	(4,316,000)

Net Deferred Tax Asset	$-	$-

NOTE 7 - CONTINGENCIES AND COMMITMENTS

Litigation

We may become subject to legal proceedings and claims, which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of any matters should not have a material adverse effect on our financial position, results of operations or liquidity.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months ended July 31, 2007 and 2006
(UNAUDITED)

Factoring Agreement

We factor certain of our receivables pursuant to a factoring agreement. Advances received pursuant to the agreement are secured by our accounts receivable.

This factoring agreement was entered into on August 17, 2005 with Faunus Group International, Inc. (“FGI”) for a maximum borrowing of up to $1 million. Over the course of the period, we factored invoices totaling $3,906,587 in receivables and we received $3,016,033 in proceeds from FGI. This compares with the 2006 period, where, we factored invoices totaling $3,805,782 in receivables and we received $3,812,735 in proceeds from FGI.

Under the arrangement, FGI typically advances to the Company 80% of the total amount of accounts receivable factored. FGI retains 20% of the outstanding factored accounts receivable as a reserve, which it holds until the customer pays the factored invoice to FGI. The cost of funds for the accounts receivable portion of the borrowings with FGI is 1.85% for the initial 30 day credit period, up to a maximum of 45 days; thereafter, an additional fee of 0.5% is charged for each 10 day period.

Operating Leases

We occupy our various office and warehouse facilities pursuant to both term and month-to-month leases. Our term leases expire at various times through September 2013. Future minimum lease obligations are approximately $1,684,607.

Concentrations

We had no concentrations of purchases of over 5% during either of the periods ended 2007 and 2006. We had a sales concentration of over 5% for the period ended 2007 due to a sale to a customer for $1,521,675.

NOTE 8 - NOTES AND LOANS PAYABLE

At July 31, 2007 we had no outstanding balance under our UK bank revolving credit facility, which was repaid in full during the period. Advances under this credit facility bear interest at 2.0% over UK Bank Base Rate and are due on demand. Any advances are secured by a bond and a security interest in the assets of our subsidiary, Coda Octopus Products Ltd, exclusive of accounts receivable.

NOTE 9 - DUE TO RELATED PARTIES

We are indebted to various related parties for advances for payments of operating expenses and dividends. These related parties include our parent and other entities controlled by our parent. Advances are non interest bearing and are due on demand. At the end of the period ending July 31, 2007, $258,458 was due to related parties, compared with $162,206 for the period ending July 31, 2006.

NOTE 10 - ACQUISITIONS

Acquisition of Martech Systems (Weymouth) Limited

On June 26, 2006, we acquired all of the issued and outstanding capital stock of Martech Systems (Weymouth) Limited, a UK company (“Martech”). Martech specializes in engineering projects and sales to the UK Ministry of Defense. The acquisition was made to expand our engineering and related services, along with the sale of products, to the U K government. The purchase price was approximately $1,536,000, payable as follows: approximately $1,180,000 in cash at closing; approximately $364,000 in cash one year after closing, which is accrued as $382,000 as at October 31, 2006, due to exchange rate movements. Approximately $286,000 in common stock could become due on October 31, 2007, though this dependent upon the performance of Martech, and is in no way guaranteed. The shares of common stock issued in conjunction with the merger were not registered under the Securities Act of 1933. The acquisition of Martech was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” The results of operations for Martech have been included in the Consolidated Statements of Operations since the date of acquisition.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months ended July 31, 2007 and 2006
(UNAUDITED)

In accordance with SFAS No. 141, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management’s estimate. The total purchase price was allocated to the assets and liabilities acquired as follows:

Current assets acquired	$993,817
Equipment, net	37,126
Goodwill	998,591
Current liabilities assumed	$(493,262)

Purchase price	$1,536,271

The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their respective fair values in accordance with SFAS No. 141. Goodwill of $998,591 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill recognized in the acquisition result primarily from the acquisition of the assembled workforce.

Acquisition of Colmek Systems Engineering

On April 6, 2007, we completed the acquisition of Miller & Hilton d/b/a Colmek Systems Engineering, a Utah corporation (“Colmek”). The total purchase price was $2,356,750, with additional associated costs and outlays of $158,470, consisting of cash paid at the closing of the transaction in the amount of $800,000 and the issuance of 532,090 shares of our common stock, and $700,000 and 42,910 shares that are due and payable on the first anniversary of the closing date evidenced by secured promissory notes to the former Colmek shareholders. Under the terms of the stock purchase agreements, we have pledged the Colmek shares as collateral security for the performance of our deferred payment obligations under the notes. At the date of issuance of the 532,090 shares these were valued at $792,814. The shares of common stock issued in conjunction with the merger were not registered under the Securities Act of 1933. The acquisition of Colmek was accounted for using the purchase method in accordance with SFAS 141. The results of operations for Colmek have been included in the Consolidated Statements of Operations since the date of acquisition.

In accordance with SFAS No. 141, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management’s and an independent appraiser’s estimates. The total purchase price was allocated to the assets and liabilities acquired as follows:

Current assets acquired	$231,043
Equipment, net	80,007
Current liabilities assumed	(727,913)
Customer relationships acquired	694,503
Non-compete agreements acquired	198,911
Goodwill acquired	2,038,669
Total purchase price	$2,515,220

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months ended July 31, 2007 and 2006
(UNAUDITED)

The intangible assets of $893,414 at the date of acquisition consisted of customer relationships and non-compete agreements. The intangible assets acquired have an estimated useful life of 10 and 3 years, respectively, and as such will be amortized monthly over those periods. Goodwill of $2,038,669 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, plus the associated costs and outlays.

The following unaudited pro forma results of operations for the nine months ended July 31, 2007 assume that the acquisition of Colmek occurred on November 1, 2006. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

July 31, 2007

Revenue	$11,699,184
Net loss	(11,258,905)
Loss per common share	(0.32)

NOTE 11 - SEGMENT INFORMATION

Due to the nature of our businesses, we are operating in two reportable segments. Martech, Colmek, and Innalogic operate as contractors, and the balance of our operations are comprised of product sales. Segment information is as follows:

	Contracting	Product Sales	Corporate	Total

Revenue	$5,396,355	$5,398,266	-	$10,794,621
Segment operating profit/(loss)	1,454,978	559,107	(6,787,101)	(4,773,016)
Identifiable assets	3,806,328	5,901,170	5,627,050	15,334,548
Capital expenditure	207,061	73,962	62,493	343,516
Selling, general & administrative	1,426,722	1,858,575	5,597,802	8,883,099
Depreciation and amortization	87,655	59,806	78,848	226,309
Interest expense	60,975	256,833	6,032,139	6,349,947

NOTE 12 - SUBSEQUENT EVENTS

On September 10, 2007 the Company’s SB-2 registration statement became effective with the SEC, meaning that the Company is, from that date, subject to the standard reporting requirements of a publicly listed company in the United States.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 Forward-Looking Statements

The information herein contains forward-looking statements. All statements other than statements of historical fact made herein are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

General Overview

On July 12, 2004, pursuant to the terms of a share exchange agreement between The Panda Project, Inc., a Florida corporation, and Fairwater Technologies Ltd. (“Fairwater”), Panda acquired the shares of Coda Octopus Limited, a UK corporation and Fairwater’s wholly-owned subsidiary, in consideration for the issuance of a total of 20,050,000 shares of common stock to Fairwater and other shareholders of Coda Octopus Limited. The shares issued represented approximately 90.9% of the issued and outstanding shares of Panda. The share exchange was accounted for as a reverse acquisition of Panda by Coda. Subsequently, Panda was reincorporated in Delaware and changed its name to Coda Octopus Group, Inc.

We are a developer of underwater technologies and equipment for imaging, mapping, defense and survey applications. We are based in New York, with research and development, sales and manufacturing facilities located in the United Kingdom, United States and Norway.

The consolidated financial statements include the accounts of Coda Octopus and our domestic and foreign subsidiaries that are more than 50% owned and controlled except that the financial statements, including Colmek, which was acquired on April 6, 2007. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates.

Background

We are engaged in 3-D subsea technology and are the developer and patent holder of real-time 3-D sonar products which we expect to play a critical role in the next generation of underwater port security. We produce hardware, software and fully integrated systems which are sold and supported on a worldwide basis, with wide applications in two distinct market segments:

•
marine geophysical survey (commercial), which focuses around oil and gas, construction and oceanographic research and exploration, where we market to survey companies, research institutions, salvage companies. This was our original focus, from original founding in 1994,with current products spanning geophysical data collection and analysis, through to printers to output geophysical data collected by sonar. We believe that our marine geophysical survey markets are experiencing rapid growth due to: 1) successful new product introductions in recent periods; 2) market-proximity benefits derived from 2004 relocation to the United States; 3) initial market penetration into new sub-sectors of the marine geophysical survey markets; 4) the high price of oil and gas in the past few years, resulting in unprecedented exploration and production activity.

•
underwater defense/security, where we market to ports and harbors, state and federal government agencies and defense contractors. We started to focus on this market following the acquisition of OmniTech AS, a Norwegian Company, in December 2002, a company which had developed a prototype system, the Echoscope™, a unique, patented instrument which permits accurate three-dimensional visualization, measurement, data recording and mapping of underwater objects. We have recently completed developing and commenced marketing this first real time, high resolution, three-dimensional underwater sonar imaging device which we believe has particularly important applications in the fields of port security, defense and undersea oil and gas development.

In addition, through our two engineering services subsidiaries, Martech Systems (Weymouth) Ltd, based in Weymouth, England, UK, and Colmek Systems Engineering, based in Salt Lake City, Utah, US, we provide engineering services to a wide variety of clients in the subsea, defense, nuclear, government and pharmaceutical industries. These engineering capabilities are increasingly being combined with our product offerings, bringing opportunities to provide complete systems, installation and support.

For the foreseeable future, we intend to intensify our focus on port security. We believe that in the post 9/11 era there are significant growth opportunities available in that particular market segment because of increased government expenditures aimed at enhancing security. Specifically, we believe that we have the ability to capitalize on this opportunity as a result of:

•
First mover advantage in 3-D sonar markets based on our patented technology, our research and development efforts and extensive and successful testing in this area that date back almost two decades as well as broad customer acceptance.

•	Early recognition of need for 3-D real-time sonar in defense/security applications.

•	Expansion into new geographies like North America and the Western hemisphere.

•	Expansion into new commercial markets like commercial marine survey with innovative products.

•	Recent sole source classification for one of our products and its derivatives by certain government procurement agencies.

Further, we believe the Echoscope™ will transform certain segments of the sonar product market. In addition, 3-D sonar, currently in the early stages of adoption, has disruptive technology qualities as it has the ability to change industry standard practice in respect of the method for visualization and imaging of underwater objects and environment. Therefore, it will likely change who the suppliers into this market are as well as our market position and that of our competitors. We believe the market opportunity in underwater security and defense could grow at a rapid pace over the next several years.

Approximately 91% of our 2006 revenues of $7,291,291 were attributable to pure products business. On a pro forma basis, adding the acquired businesses last year would have given us revenues of $11,587,523 and around 43% of our revenues would have been generated from engineering services. For the six months to April 30, 2007, our revenues were $4,934,714, with 49.5% of this attributable to our products business, and the remainder to our acquired engineering services businesses. On a pro forma basis, adding Colmek for the period from November 1, 2006 to April 6, 2007 would have given us revenues of $5,814,500, with 41.8% of this attributable to our products business, and the remainder from our acquired engineering services businesses.

To this established base of business, we now plan to add other sub-sections:

•
we are now starting to bid (sometimes in partnership, where areas of focus other than underwater sonar and wireless video surveillance capability are demanded) for complete port security and other solutions. We have bid on a small number of these in the last six months and hope for our first successes shortly.

•
we are currently reviewing the possibility of launching next year, in partnership with others, a services business based on our product set. This business will be port based and will, for example, provide ship hull inspections by way of rental of equipment and provision of a team to operate the equipment for any ship entering that particular port.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared under accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 3, "Summary of Significant Accounting Policies" of our Consolidated Financial Statements.

Revenue Recognition

We record revenue in accordance with the guidance of the SEC's Staff Accounting Bulletin SAB No. 104 (SAB 104), which supersedes SAB No. 101 in order to encompass EITF No. 00-21 , Revenue Arrangements with Multiple Deliverables (EITF 00-21).

Revenue is derived from sales of underwater technologies and equipment for imaging, mapping, defense and survey applications. Revenue is also derived through contracts gained by our Martech, Colmek and Innalogic businesses.

Revenue is recognized when conclusive evidence of firm arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. No right of return privileges are granted to customers after shipment.

For arrangements with multiple deliverables, we recognize product revenue by allocating the revenue to each deliverable based on the fair value of each deliverable in accordance with EITF No. 00-21 and SAB No. 104, and recognize revenue for equipment upon delivery and for installation and other services as performed. EITF No. 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

Our contracts typically require customer payments in advance of revenue recognition. These deposit amounts are reflected as liabilities and recognized as revenue when the Company has fulfilled its obligations under the respective contracts.

Revenues derived from our software license sales are recognized in accordance with Statement of Position (SOP) SOP No. 97-2, “Software Revenue Recognition,” and SOP No. 98-9, “Modifications of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions”. For software license sales for which any services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed and determinable.

Recoverability of Deferred Costs

We defer costs on projects for service revenue. Deferred costs consist primarily of direct and incremental costs to customize and install systems, as defined in individual customer contracts, including costs to acquire hardware and software from third parties and payroll costs for our employees and other third parties.

We recognize such costs in accordance with our revenue recognition policy by contract. For revenue recognized under the completed contract method, costs are deferred until the products are delivered, or upon completion of services or, where applicable, customer acceptance. For revenue recognized under the percentage of completion method, costs are recognized as products are delivered or services are provided in accordance with the percentage of completion calculation. For revenue recognized ratably over the term of the contract, costs are recognized ratably over the term of the contract, commencing on the date of revenue recognition. At each balance sheet date, we review deferred costs, to ensure they are ultimately recoverable. Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue.

Stock-Based Compensation Expense

Stock Based Compensation — SFAS No. 123, “Accounting for Stock-Based Compensation”, establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of the grant or the date at which the performance of the services is completed and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, to account for stock-based compensation to employees. We use the fair value method for equity instruments granted to employees and non-employees and use the Black Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Results of Operations

Introduction

Due to the acquisition of Martech Systems (Weymouth) Limited (“Martech”), a UK engineering services company, on June 26, 2006, the financial information presented for Coda Octopus for the three and nine months ended July 31, 2006 (“the 2006 period”) only includes activity in Martech for the period from June 26 to July 31. The three and nine month period ending July 31, 2007 includes the revenues and expenses of Martech for the entire period.

Activities pursuant to the acquisition of Miller and Hilton Inc. d/b/a Colmek System Engineering (“Colmek”) on April 6, 2007 are included in the three and nine months ending July 31, 2006 from the date of acquisition only. The three and nine month periods ending July 31, 2007 includes revenues and expenses of Colmek for the entire period.

The start up of Innalogic, Inc. earlier this year contributed to costs and revenues in the period in 2007 but not in 2006. As a result, the sharply increased revenues and expenses in the accompanying unaudited consolidated statements of operations in 2007 compared to those in 2006 mean that comparisons between the two periods may not be meaningful.

On July 24 the company announced that it had received an award of $2.6 million from the DOD Technical Support Workgroup (TSWG) to build and deliver next generation UIS systems for use by the Coast Guard and, potentially, other customers. Approximately 55% of this contract was billed in the third quarter. The remainder is expected to be fulfilled over the next two quarters. The system is designed as a security enhancing device which gives a state of the art view of subsurface structures and which could determine the level of threat that may be encountered. The system we are sending to the Coast Guard could be used by regional enforcement teams for roving security purposes or to monitor changes in the landscape of a seawall. We believe that the system takes the next step in the development and implementation of underwater security plans targeting specific threat types including detection and monitoring for swimmers, underwater vehicles, improvised explosive devices (IEDs), limpet mines (attached to ships, seawalls, etc.) and related underwater threats.

Comparison of Three Months Ended July 31, 2007 compared to Three Months Ended July 31, 2006

Revenue. Total revenue for the 2007 period and the 2006 period was $5,859,907 and $2,682,539. Compared with the 2006 period, contributions from Martech were $972,648 in 2007 compared to $82,905 in 2006. Colmek revenues were $1,588,560 (acquired in April of 2007) and Innalogic was $343,700 in the 2007 period. Therefore, there was a 13.7% increase in our original businesses. This was due to strong demand for our traditional products in the geophysical and hydrographic survey markets and the TSWG contract.

Margins. Gross margins were slightly weaker in the 2007 period at 60.7% compared with 64.5% for the 2006 period. This reflects the addition of Colmek and Martech (for the full period) engineering businesses, which have a slightly lower margin than the products division of our company. Our original businesses had a gross margin of 68.1% for the period.

Research and Development (R&D). R&D increased 12.9% to $634,679 in the 2007 period from $561,718 in 2006. This reflects further development of the Echoscope™ and UIS™ system (Underwater Inspection System) tied, in part, to the TSWG contract. The company will continue to work on enhancements to all its products.

Selling and General and Administrative Expenses (SG&A). SG&A expenses for the 2007 period increased to $3,594,560 from $2,382,659 in 2006. However, the non-cash element of these costs (charges for stock and option grants) was $776,634 compared to $690,138 in the corresponding period of 2006. The 2007 period also contained $161,894 of costs related to filing of the SB-2 (a non-recurring cost). When adjusted for these two amounts, SG&A totals $2,656,032 for 2007 and $1,692,521 in 2006, an increase of $963,511, or 56.9%. Of this increase, the additions of Martech (responsible for $303,608), Colmek (responsible for $394,805) and Innalogic (responsible for $265,293) contributed a total of $963,706, meaning that core SG&A decreased slightly by $195 year on year.

Key areas of expenditures include wages and salaries, where we spent $1,534,028 or 42.7% of our SG&A costs (2006 period was $1,028,729 or 43.2%). Legal and professional fees, including accounting, audit and investment banking services, decreased to $480,892 or 13.4% in 2007 from $528,475 or 22.2% of SG&A in 2006. Travel decreased to $127,283 or 3.5% of SG&A from $155,553 or 6.5% in 2006. Rents for various locations increased to $148,376 or 4.1% of SG&A from $71,613 or 3.0% of SG&A in 2006. Marketing increased slightly to $74,031 or 2.1% of SG&A from $65,299 or 2.7% of SG&A in 2006.

Operating Loss. As a result of the foregoing, the company incurred a loss from operations of $670,060 for the quarter ending July 31, 2007 compared to a loss of $1,211,768 for the same period in 2006. Removing non-cash expenses and non-recurring expenses totaling $1,061,833, the comparison shows a gain from operations of $268,468 against a loss of $521,630 in the third quarter of 2006. The total of adjusted SG&A (ie. removing non-cash and non-recurring items) and R&D is $3,167,406. Applying to the fourth quarter and assuming no further increases in SG&A for the period nor any unusual non-recurring expenses, would mean $5.3 million is our break-even revenue goal, assuming a continuation of the 60% gross margin achieved in the July quarter.

Interest Expense. Interest expense for the 2007 period decreased to $561,350 compared to $684,337 in the same period of 2006. Of these numbers, $445,043 and $565,363 respectively were attributable to warrants issued in conjunction with a financing. When adjusted, these numbers were $116,307 for 2007 and $118,974 for 2006.

Preferred Dividends and Beneficial Conversion Feature. During the 2007 period, dividends of $31,851 were declared on the Series A Preferred shares which remain outstanding. In the corresponding period in 2006 dividends were declared ($113,902 for series A and $23,565 for series B) on outstanding preferred stock. At July 31, 2007 there remain 6,407 series A preferred shares outstanding, which convert into 1,050,310 shares of common. The bulk of the series A and all of the series B were converted in the April financing. There was no charge for the beneficial conversion feature in 2007 while during the 2006 period a charge of $2,332,800 was incurred and shown in our statement of operations.

Comparison of Nine Months Ended July 31, 2007 (“2007 Period”) compared to Nine Months Ended July 31, 2006 (“2006 Period”)

Revenue. Total revenue for the 2007 period and the 2006 period was $10,794,621 versus $5,134,847, an increase of 110.2% year on year. In the 2007 period contributions from Martech were $2,103,840 for the nine months Colmek were $1,709,014 and Innalogic were $1,583,502. The 2006 contributions from the new businesses were $82,905 from Martech which was the only new business to contribute in the 2006 period. Therefore, the original businesses showed a gain of $84,814 virtually flat for the nine month period.

Margins. Gross margins were 58.1% similar to the 58.8% percent in the 2006 period.

Research and Development (R&D). R&D spending increased slightly to $1,736,437 in the 2007 period from $1,658,788 for the 2006 period. We continue to focus considerable effort into enhancing the Echoscope™ and releasing other products in our suite of marine geophysical offerings. In particular, work focused on delivering our Underwater Inspection System (UIS), a turnkey system built around the Echoscope™ platform.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the 2007 period increased to $8,883,099 from $5,630,112 during the 2006 period. During the 2007 period $2,565,175 was attributable to non-cash charges relating to stock and options issued compared to $1,030,743 in the 2006 period. Excluding non-cash charges and non-recurring charges of $161,894 related to the filing of our SB-2, the SG&A for the period would have been $6,156,030 compared to $4,599,369 in 2006, representing an increase over the prior year of $1,556,661 or 33.8%. Of this increase $678,964 (net of the $39,471 SG&A cost in 2006) was due to the acquisition of Martech, $441,929 was due to the acquisition of Colmek, with Innalogic contributing $690,346. This meant core expenses (without new businesses) decreased by $254,578 for the period.

Key areas of expenditure included wages and salaries, where we spent $3,736,218 or 42.1% of our SG&A costs (2006 period was $2,239,539 or 39.8%); legal and professional fees, including accounting, audit and investment banking services, where we spent $1,169,935 or 13.2% of our SG&A costs (2006 period was $1,179,084 or 20.9%); travel costs, which increased to $389,987 or 4.4% ($286,414 or 5.1% in 2006); rent for various locations, which increased to $390,526 or 4.4% ($157,943 or 2.8% in 2006); marketing costs, which decreased to $200,459 or 2.3% (2006 period was $236,322 or 4.2%).

Other Operating Expenses. We incurred costs of $435,000 as non-recurring fees in connection with our financings, which are also included in our loss from operations, and shown separately under Other Operating Expenses. These fees covered equity fund raising during the 2007 period. There we no comparable fees incurred during 2006.

Operating Loss. As a result of the foregoing, the company incurred a loss from operations of $4,773,016 in 2007 and $4,265,749 in 2006. Removing non-cash and non-recurring expenses, the comparison shows losses of $2,045,947 and $3,235,006 respectively.

Interest Expense. Interest expense for the 2007 period was $6,349,946 compared to $830,970 for 2006. Charges relating to warrants issued for financing were $5,874,827 for the 2007 period and $565,363 for the 2006 period, leaving cash interest charges of $475,119 for 2007 against $338,829 in 2006.

Dividends and Other Stock Charges. During the 2007 period dividends of $346,630 were declared preferred stock series A and B while a $217,117 dividend was declared in the corresponding period of 2006. At July 31, 2007 there remain 6,407 series A preferred shares outstanding, which can convert into 1,050,310 shares of common. The bulk of the series A preferred stock and all of the series B preferred stock were converted in the April financing. There was a charge of $800,000 for the beneficial conversion feature in 2007 while during the 2006 period a charge of $2,332,800 was incurred and shown in our statement of operations.

Liquidity and Capital Resources

As of July 31, 2007 the Company had positive working capital of $6,894,576. This was primarily due to the April 3, 2007 and May 6, 2007 consummation of securities purchase agreements with a group of accredited individual and institutional investors providing for the sale and issuance of 15,025,000 shares of our common stock and five-year warrants to purchase 7,512,500 shares of common stock at $1.30 per share and five-year warrants to purchase 7,512,500 shares of common stock at $1.70 per share. Gross proceeds from the offering amounted to $15,025,000. Also, in the period, we raised $800,000 from the sale of preferred stock, which has since been converted into common stock. We also issued five-year warrants to purchase 2,400,000 shares of our common stock at $1.00 per share as part of placement agent fees, with the sale of securities netting the company $14,677,980 for the period.

The Company generated a deficit in cash flow from operations of $8,031,167 in the 2007 Period. This deficit is primarily attributable to the Company's net loss from operations of $11,049,422 (removing non-cash charges reduced this loss to $2,045,947), with increases in inventory of $391,865, accounts receivable of $2,266,830, other receivables and prepayments of $949,681, and decreases in payables and accrued expenses of $2,354,363 also contributing to this deficit.

Cash from the sale of our securities was also used in our investing activities, with $343,516 spent on property, plant and equipment and intangible assets in the 2007 period. In addition, we acquired a business, Miller & Hilton d/b/a Colmek Systems Engineering (“Colmek”) which used cash of $958,470 during the period, and completed the payments on the purchase of Martech Systems (Weymouth) Ltd (“Martech”), with a further $400,000 paid during the period. During the period, $1,124,447 of debt was also repaid, $1,818,100 of preferred stock was redeemed and dividends of $606,597 were paid (this includes a redemption premium of $181,810 paid on the preferred stock).

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow requirements from operations and development. While we believe we have sufficient cash on hand as of July 31, 2007 to meet our working capital needs and requirements for the next twelve (12) months, we may seek additional financing, which may take the form of debt, convertible debt or equity, in order to provide the additional working capital and funds for expansion. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

Our plan to move from loss to profit is based upon intensifying our focus on port security. We believe that in the post 9/11 era there are significant growth opportunities available in the market segment in which we operate because of increased government expenditures aimed at enhancing security.

In the short term, our plan involves, specifically:

•
Continue to sell our current range of products into a mixture of commercial and government markets, increasing sales of these products over the course of this financial year - we are expecting previous growth trends broadly to continue over the course of the year;

•
Start to sell complete turnkey systems based around our leading Echoscope™ 3-D technology, to open markets in law enforcement and inspection - a great deal of our R&D expenditure has been directed towards the launch of these systems earlier this year, and we expect to sell a small number of high-value systems before the end of the current financial year;

•	Complete our first government sales in the US, through the DoD contract awarded earlier this year;

•	Gain our first port security solution contracts through the provision of our unique 3-D technology and other products and services, enabling us to provide complete solutions;

•	Integrate our latest acquisition, Colmek Systems Engineering, which is already adding to our revenues this year;

•	Reduce costs through the closure of at least one site this year in England, UK - this has been completed;

•	Reorganize our subsidiary operations to increase efficiency and reduce the need for additional staff recruitment through the remainder of the year;

•	Continue to review and refocus our cost base where necessary to achieve a cost base commensurate with our current level of activity.

Through these measures, we aim to move from cash negative for last year and the first two quarters of this year to cash positive. We also aim to move from heavily loss-making for the past 18 months to break-even for the current year, prior to any non-cash charges made to our income statement. Based on this, we aim to be profitable over the course of the next year. Although we intend to pursue our plans as set forth in the previous paragraph aggressively, there can be no assurance that we will be successful in our attempt to make the company profitable in the near future, or ever.

Inflation and Foreign Currency

The Company maintains its books in local currency: US Dollars for the parent holding Company in the United States of America, Pound Sterling and Norwegian Kroner for its or its United Kingdom and Norwegian operations, respectively.

The Company’s operations are primarily outside of the United States through its wholly-owned subsidiaries. As a result, fluctuations in currency exchange rates may significantly affect the Company's sales, profitability and financial position when the foreign currencies of its international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may or will affect the Company's business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

It is the opinion of the Company that inflation has not had a material effect on its operations.

Financing Activities

Since February 2005, we have raised approximately $24,724,289 in cash through the issuance in private offerings at various times of shares of our common stock, and units consisting of shares of preferred stock and warrants to purchase common stock.

In February 2005, we issued a total of 1,000,000 shares of our common stock for a total cash consideration of $800,534.

In October 2005, we issued a total of 15,000 Series A Preferred Stock (Sterling Denominated), since converted into 2,655,000 shares of common stock, for a total cash consideration of £1,500,000 equivalent to approximately $2,655,000, based upon a conversion ratio of $1.77 for each UK Pound at the time of the investment.

On April 30, 2006, we issued to one investor a total of 7,320.88 shares of our Series A Preferred Stock to a group of individual investors for total cash consideration of £684,618.83 UK Pounds equivalent to $1,211,755 based upon a conversion ratio of $1.77 for each UK Pound at the time of the investment.

In June 2006, we issued to one institutional investor units consisting of 23,000 shares of our Series B Preferred Stock and two five-year warrants to purchase 4.6 million shares of our common stock at a price ranging from $1.30 to $2.00 per share for total cash consideration of $2,300,000. Of these shares of Series B Preferred Stock, 4,819 have since been converted into 481,900 shares of common stock.

In July 2006, we issued to two individual investors 820 shares of our Series A Preferred Stock for a total cash consideration of $82,000. These have since been converted into 820,000 shares of our common stock.

From September 2006 through January 2007, we issued to one institutional investor units consisting 23,000 shares of our Series B Preferred Stock and four five year warrants to purchase 4.6 million shares of our common stock at a price ranging from $1.30 to $2.00 per share and 650,000 shares of our Common Stock for a total cash consideration of $2,300,000. The 23,000 shares of Series B Preferred Stock have since been converted into 2,300,000 shares of our common stock.

On October 31, 2006, we issued to one investor 500 shares of our Series A Preferred Stock for a total consideration of $50,000. These have since been converted into 50,000 shares of our common stock.

In February 2007, we issued to one investor 3,000 shares of our Series B Preferred Stock plus five-year warrants to purchase 300,000 shares of our common stock at $1.30 per share and five-year warrants to purchase 300,000 shares of our common stock at $1.70 per share for a total cash consideration of $300,000. The 3000 shares of Series B Preferred Stock have since been converted into 300,000 shares of our common stock.

In April 2007, we issued to an individual investor 25,000 shares of our common stock plus five-year warrants to purchase the same number of shares of common stock (of which 12,500 may be purchased at $1.30 and the balance at $1.70 per share) for a total of $25,000.

During April and May 2007, we issued to a group of investors a total of 15,000,000 shares of our common stock plus five-year warrants to purchase the same amount of shares of common stock (of which 7,500,000 may be purchased at $1.30 and the balance at $1.70 per share) for a total of $15,000,000.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3. Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of July 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control  over financial reporting during the quarter covered by this Report.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There were no material pending legal proceedings at July 31, 2007 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coda Octopus Group, Inc. (Registrant)

Date: October 16, 2007	/s/ Jason Reid
Jason Reid President and Chief Executive Officer

Date: October 16, 2007	/s/ Jody E. Frank
Jody Frank Chief Financial Officer