Form 10KSB
period 2007-10-31
Coda Octopus Group, Inc.
filed 2008-02-26
CIK 1334325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-52815

CODA OCTOPUS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-200-8348
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification Number)

164 West, 25th Street, 6th Floor, New York
New York 10001
(Address, Including Zip Code of Principal Executive Offices)

(212) 924-3442
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
NONE
Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK, $0.001 PAR VALUE PER SHARE

•	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
•	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
•
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

•
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

•	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Non-accelerated filer ☒
•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
•	State issuer's revenues for its most recent fiscal year. $13,853,313
•
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). Based on the closing sale price on the OTC Bulletin Board on January 31, 2008, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $15,414,866. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

•	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,279,056 as of February 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:
None

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation."

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us, or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report, which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Coda Octopus Group, Inc. (“the Company”, “we” or “us”) is engaged in 3-D subsea technology and are the developer and patent holder of real-time 3-D sonar products which we expect to play a critical role in the next generation of underwater port security. We produce hardware, software and fully integrated systems which are sold and supported on a worldwide basis, with wide applications in two distinct market segments:

•
marine geophysical survey (commercial), which focuses around oil and gas, construction and oceanographic research and exploration, where we market to survey companies, research institutions, salvage companies. This was our original focus, from founding in 1994. Our current products encompass geophysical data collection and analysis, through to printers to output geophysical data collected by sonar. We believe that our marine geophysical survey markets are experiencing rapid growth due to: 1) successful new product introductions in recent periods; 2) market-proximity benefits derived from 2004 relocation to the United States; 3) initial market penetration into new sub-sectors of the marine geophysical survey markets; 4) the high price of oil and gas in the past few years, resulting in unprecedented exploration and production activity.

•
underwater defense/security, where we market to ports and harbors, state and federal government agencies and defense contractors. We started to focus on this market following the acquisition of OmniTech AS, a Norwegian company, in December 2002 (now operating under the name of Coda Octopus Omnitech AS), a Company which had developed a prototype system, the Echoscope™ , a unique, patented instrument which supplies accurate three-dimensional visualization, measurement, data recording and mapping of underwater objects. We have recently completed developing and commenced marketing this first real time, high resolution, three-dimensional underwater sonar imaging device which we believe has particularly important applications in the fields of port security, defense and undersea oil and gas development.

In addition, through our two engineering services subsidiaries, Martech Systems (Weymouth) Ltd, based in Weymouth, England, UK, and Colmek Systems Engineering, based in Salt Lake City, Utah, US, we provide engineering services to a wide variety of clients in the subsea, defense, nuclear and pharmaceutical industries. These engineering capabilities are increasingly being combined with our product offerings, bringing opportunities to provide complete systems, installation and support.

For the foreseeable future, we intend to intensify our focus on port security. We believe that in the post 9/11 era there are significant growth opportunities available in that particular market segment because of increased government expenditures aimed at enhancing security. Specifically, we believe that we have the ability to capitalize on this opportunity as a result of:

•
First mover advantage in 3-D sonar markets based on our patented technology, research and development efforts and extensive and successful tests that date back almost two decades as well as the resulting broad customer acceptance , as evidenced by orders for our product and its derivatives from government agencies, research institutes and oil and gas companies, that conduct their own testing prior to placing orders .   There is a usually a significant time period between introduction of the product to a prospective customer and the purchase order.  Prospective customers need to test the product in the environment in which they intend to use it to ensure that it is suitable for its intended purpose.   We hold the patent for a “Method for Producing a 3D image” of, for example, a submerged object and/or underwater environment.  This patent, first applied for in Norway in 1998, is recorded in the European Patents Register, Australia, Norway and the USA.   This method is the culmination of approximately 20 years of research and testing led by the three inventors/scientists, who worked for OmniTech AS which was acquired by us in December 2002. These individuals continue to work for us and are actively involved in producing and advancing the Echoscope™  which incorporates this patent

•
Early recognition of need for 3-D real-time sonar in defense/security applications. We believe that we are the first to bring to market a product with capability of producing a 3D image of submerged or underwater objects or environment. Prior to the deployment of this method in the marine environment, producing an image of a submerged or underwater object or environment was accomplished strictly by two-dimensional sonar.

•	Expansion into new geographies like North America and Western Europe.
•	Expansion into new commercial markets like commercial marine survey with innovative products.

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

We also believe that our two recent acquisitions and formation of our wireless video surveillance subsidiary strengthen our capabilities to produce comprehensive security and defense systems and provide new opportunity for us to expand our offerings.

Corporate History
The Company began as Coda Technologies Ltd (now operating under the name of Coda Octopus Products Limited), a UK corporation which was formed in 1994 as a start-up company with its origins as a research group at Herriott-Watt University, Edinburgh, Scotland. Its operations consisted primarily of developing software for subsea mapping and visualization using sidescan sonar, a technology widely used in commercial offshore geophysical survey and naval mine-hunting to detect objects on, and textures of, the surface of the seabed. During the late 1990s we achieved significant market penetration in Europe and Asia, but this was difficult to replicate in the USA due to our being a UK based Company at that time, though we did have a US subsidiary which was established to market and sell our products in North America. The delay in effectively breaking into the US market severely limited our growth since this market constitutes the major portion of the worldwide market for geophysical and hydrographic survey. Management of Coda Technologies Ltd therefore embarked upon a program to expand its capabilities in growing the Company with a focus on strategic markets such as defense, homeland security and port security.

In June 2002, we acquired by way of merger Octopus Marine Systems Ltd, a UK corporation, and changed our name from Coda Technologies Ltd to Coda Octopus Ltd. At the time of its acquisition, Octopus Marine Systems was producing geophysical products broadly similar to those of Coda, but targeted at the less sophisticated, easy-to-use, work-horse market. It was also finalizing the development of a new motion sensing device (the “F180”), which was to be employed aboard vessels conducting underwater surveys to correct sonar measurement by providing precise positioning and compensation for vessel motion.

In December 2002, Coda Octopus Ltd acquired OmniTech AS, a Norwegian company, which became a wholly-owned subsidiary of the Company and now operates under the name Coda Octopus Omnitech AS. Before we acquired OmniTech, it had been engaged for over ten years in developing revolutionary sonar imaging and visualization technology to produce three-dimensional underwater images for use in the subsea construction industry. Marketed by us under the product name "Echoscope", this technology is unique in that it delivers real time 3-D images and visualization with extremely accurate positioning. This is the subject matter of a patent in a number of jurisdictions, including the USA. This technology, which continues to be developed by our Research and Development team in Norway and Edinburgh, allowed the Company to start to shift the original focus on hydrographic and geophysical survey to include port security and defense, with particular emphasis on the US market.

Following the reverse merger and in continuance of our program to capture more of the market in the United States and our focus on port security and defense, we established our headquarters in New York City. We have also subsequently, in May 2006, established a government relations office in Washington, DC.

In June 2006, we acquired a design and engineering firm, Martech Systems (Weymouth) Ltd ("Martech"), which provides high quality bespoke engineering solutions in the fields of electronic data acquisition, transmission and recording, and has links into our existing markets.

In November 2006, we established in New York City a subsidiary, Innalogic, Inc. which provides encrypted wireless video surveillance products and data transmission capability.

In April 2007, we acquired a Utah-based engineering firm, Miller & Hilton, Inc. d/b/a Colmek Systems Engineering, which is a custom engineering service provider of subsea and other engineering solutions, particularly in the fields of data acquisition, storage and display. This company has particular links into the US defense industry, both directly and through its links with prime contractors.

Also in April 2007, we established an assembly and test facility in St. Petersburg, Florida, adding to our existing sales office there, and we now build our Echoscope™ and derivative products from this facility in St. Petersburg.

Strategy

Having started as a products company, we have leveraged our capabilities, technology and market position to allow us to now provide complete systems, combining our subsea technology products, wireless data transmission products and processes, and engineering services. Our strategy is to continue to sell each of our products and services separately, but to increasingly combine our offerings into systems and move into provision of complete solutions, with special focus in the areas of defense, and port and coastal infrastructure security.

We expect increased sales of our current products and their derivatives, especially the Echoscope™ and UIS™ and comprehensive security systems to increase and account for significant growth over the next five years. In the Echoscope™ and UIS™, we have a unique product addressing a significant need in a niche sector of the port security, defense, and oil and gas industries, with potential to greatly enhance subsea visualization. We expect that the key element of our growth strategy will be dominated by our 3-D technology over the near future. Through our Government Relations department in Washington, DC, we have engaged a number of lobbying groups to address the different areas of government, ie. federal, state, government agencies and defense. In addition, we have technology affiliations with organizations such as University of South Florida and PCT, as described elsewhere in this document. We expect growth through both our own internal research and development of products and through strategically relevant acquisitions.

Operations

We are structured as a holding company for a number of operating subsidiaries, providing corporate management, financing and legal services to group companies. As a public company, based in New York City, this is also our administrative center for our investors and shareholders. We currently operate through eight separate subsidiary companies, which are described below.

Coda Octopus Products Ltd/Coda Octopus Products, Inc.

Coda Technologies Ltd, a UK corporation, was formed in 1994 as a start-up company with its origins as a research group at Herriott-Watt University, Edinburgh, Scotland. Its operations consisted primarily of developing software for subsea mapping and visualization using sidescan sonar, a technology widely used in commercial offshore geophysical survey and naval mine-hunting to detect objects on, and textures of, the surface of the seabed. During the late 1990s we achieved significant market penetration in Europe and Asia, but this was difficult to replicate in the USA due to our being a UK based company at that time, though we did, and still do, have a US subsidiary which was established to market and sell our products in North America. The delay in effectively breaking into the US market severely limited our growth since such market constitutes the major portion of the worldwide market for geophysical and hydrographic survey. Management of Coda Technologies Ltd therefore embarked upon a program to expand its capabilities, expanding from the original focus on the survey, research, hydrography, and search and recovery sectors of the subsea imaging industry. Coda Technologies Limited has since changed its name to Coda Octopus Limited and more recently to Coda Octopus Products Limited. This company also has a sister company in the US, Coda Octopus Products, Inc., selling the same product range to the North American market.

The Company markets and sells a number of sonar-related products, focused on the marine hydrographic and geophysical survey markets (see ‘Products and Services’).

Coda Octopus Omnitech AS/Coda Octopus R&D Ltd.

Coda Octopus Omnitech AS is a Norwegian corporation. Coda Technologies Limited (now Coda Octopus Products Limited) acquired Coda Octopus Omintech AS in 2002. At the time of its acquisition by Coda, OmniTech had been engaged for over ten years in developing sonar imaging technology to produce three-dimensional (3-D) underwater images for use in the subsea construction industry, which we have since our acquisition further developed and marketed as our flagship product “Echoscope" which produces and delivers real-time 3-D images and visualization in the subsea environments. The focus of Coda Octopus Omnitech operation is on research and development of this technology. Alongside this, our UK subsidiary, Coda Octopus R&D Ltd, focuses on research and development activities, primarily based on software and focused for now on our Echoscope technology.

Martech Systems (Weymouth) Ltd.

Martech is a company incorporated under the laws of the UK operating under its own brand name in a very specialized niche of high quality design and manufacturing services to the UK defense, nuclear and pharmaceutical industries. We acquired this entity in June 2006. Its services are provided on a custom sub-contract basis where high quality and high integrity devices are required in very small numbers.

As a result of Martech’s knowledge of the defense industry and the UK government procurement market place, the Company becomes aware of upcoming opportunities, allowing an expression of interest and subsequent listing for the appropriate invitations to tender. The Company enjoys certain pre-approvals to allow it to be short-listed for certain types of Government work. Much of the more significant business gained by Martech is gained this way through the formal Government or government contractor tendering process.

Innalogic, Inc.

Co-located with our corporate headquarters at our 25th Street offices in Manhattan, Innalogic, Inc., a Delaware corporation, provides wireless encrypted video surveillance products for commercial organizations (domestic and international) and local and Federal government agencies. Innalogic completed in the last fiscal year customer contracts ranging in value from $40k to $320k.

Miller & Hilton, Inc. d/b/a Colmek Systems Engineering (“Colmek”)

Colmek, a Utah corporation which we acquired in April 2007, is a service provider of deep ocean and other engineering solutions, particularly in the fields of data acquisition, storage, transmission and display. Founded in 1977, it has grown and diversified since its inception and now provides services and products to a wide range of defense, research and exploration organizations in the US. For more than a quarter century, Colmek has been solving system- and mission-critical problems for its customers. It designs, manufactures and supports systems that are reliable and effective in multiple military and commercial applications where ruggedness and reliability under extreme operational conditions are paramount and where lives depend on accurate and precise information.

Port Security Group, Inc.

We have recently formed this subsidiary to spearhead our drive into port and coastal infrastructure security markets, selling our products, systems and solutions. This will be a key part of the Group through which we will focus our move into complete solutions, with the products and engineering services being provided to this company via our existing capabilities, to avoid duplication. Effectively, Port Security Group will be a bidding and project management company, providing solutions in partnership with other Group entities, as well as products and services from outside the Group.

We also own separate entities both in the United Kingdom and in the United States that are specifically designed to complete corporate acquisitions, Coda Octopus (UK) Holdings Ltd and Coda Octopus (US) Holdings, Inc.

Our Products

Our products are marketed under two brands, Coda™ and Octopus™. Coda brand products are high-end, enhanced, feature-rich products. They are designed to be used in the most exacting underwater survey, inspection and monitoring requirements. The Octopus brand instruments are rugged, simple-to-use work-horse products used by survey companies, navies and academic organizations, where simple installation and minimal training is required.

Coda™ Brand Products

Coda GeoSurvey Data Acquisition
Our initial focus was the development of systems for use in geophysical services. This entails the visualization and analysis of the seabed which is performed in two forms: sidescan using a towfish which generates sonar signals allowing imaging of the seabed itself, highlighting different surface types, textures and objects, and shallow seismic which uses low frequency sonar to penetrate through the seabed generating data depicting the below seabed structure. This developed into the Coda GeoSurvey system which acquires both types of data, allowing digital storage of the data and further analysis within the software. This system was launched in 1995 and remains one of our core products. The system operates on both Windows and Linux operating systems and is usually supplied on ruggedized PC type hardware, and is designed to interface with most popular third-party sonar systems. Since developing the initial software, we have implemented a number of additional software modules to allow analysis of the data in a variety of ways. Today, Coda GeoSurvey is widely used throughout the world by commercial survey organizations and research institutes. Specific products include: the DA 2000, for simultaneous acquisition of sidescan and shallow seismic data, the DA 1000, for acquisition of either sidescan or shallow seismic data, and the DA 500, a portable version of the DA 1000. The price for this product ranges from $2,400 to $47,200 per unit.

Coda GeoSurvey Productivity Suite
The GeoSurvey Productivity Suite is a software product enabling acquired sidescan and seismic data to be processed, cleaned, analyzed and interpreted for inclusion in reports and charts. GeoSurvey Productivity Suite comprises an integrated suite of software modules for different tasks according to the needs of the user and can be run on the same hardware as GeoSurvey Acquisition or on a standard PC or laptop. The end products are typically a cleaned image depicting the seabed and its surface features or its underlying layers and features, together with information such as co-ordinates, annotations and interpretations, for integration into geographical information systems. (“GIS”). The price for this product ranges from $8,000 to $46,000 per software module or bundle.

Coda Echoscope™
The Echoscope™ is a unique sonar device which embodies a patented invention for a method of producing a 3-D Sonar Image that permits real time, three-dimensional viewing, imaging and data recording of underwater scenes and objects. The 3-D aspect enables the high resolution visualization to be performed from multiple perspectives. It is able to detect moving as well as fixed objects, and unlike optical sensors can detect and image objects in zero visibility water. Unlike conventional 2D sonars that generate narrow beams or fan shaped beams, the Echoscope™ uses advanced beam forming techniques to generate over 16,000 individual beams to create instantaneous high resolution 3-D images. The Echoscope™ is compact, measuring about the size of an average briefcase, thus enabling it to be used from small vessels. It is suitable for over-the-side or bow mounting on vessels of any size or on remotely operated underwater vehicles (“ROV”) and autonomous underwater vehicles (“AUV”). The price for this product ranges from $250,000 to $340,000 per device depending on depth rating.

The Echoscope™ has a very wide range of applications including:

•	inspection of harbor walls.
•	inspection of ship hulls,
•	inspection of bridge pilings;
•	ROV navigation (obstacle avoidance);
•	AUV navigation and target recognition (obstacle avoidance);
•	construction - pipeline touchdown placement and inspection;
•	obstacle avoidance navigation;
•	bathymetry (measurement of water depth to create 3-D terrain models);
•	monitoring underwater construction;
•	underwater intruder detection;
•	dredging and rock dumping;
•	contraband detection;
•	locating and identifying objects undersea, including mines.

Considerable interest in the Echoscope™ has been shown by the United States Coast Guard, NAVSEA, the Office for Naval Research (ONR), the Office for Naval Intelligence (ONI), the Department of Homeland Security and various other defense agencies and as is more fully described later on.

The Echoscope™, in its simplest form as a stand alone product, is priced at $250,000. We have delivered 20 of these to customers since its introduction. In addition, a number of these devices are on long term rental in places like the Gulf of Mexico. Among the first purchasers have been United States naval agencies, the United States Coast Guard, research institutions and a construction company in Japan.

Coda Underwater Inspection System (UIS)™
The Coda Underwater Inspection System or UIS™ is the world’s first, and we believe only, fully integrated high resolution real-time 3-D inspection system. It delivers precise and intuitive 3-D images in real-time, and is designed to inspect large areas with 100% coverage and 98% probability of detection. We are currently implementing a substantial order for the US Coast Guards.

At the heart of every UIS™ is the unique Echoscope™ real-time 3-D sonar incorporating our cutting edge phased array technology to simultaneously generate over 16,000 beams. This results in an instant three dimensional sonar image where the position of every data point is accurately known, producing detailed images from a single sonar ping,

To ensure accurate positioning the Echoscope™ is integrated with the Octopus F180™ in the UIS™, giving series precision attitude and positioning. This provides absolute positioning at accuracies of up to 10cm (4”), with heading better than 0.05°. High accuracy is the key to ensuring that all data is correctly geo-referenced, enabling real-time mosaicing as well as quick relocation of areas of interest from previous inspections.

As part of a small boat package, the UIS™ includes a ruggedized digital video camera or optional night vision camera to provide a separate and immediately obvious above water reference. For remotely operated vehicle (ROV) installations, the latest laser scaling camera provides an accurate visual cross reference.

Depending on the application and platform, the UIS™ can be combined with a wide range of additional sensors and other sonars to create a fully integrated bespoke package. Centered around the unique and powerful Echoscope™ 3-D sonar, the integrated UIS™ solution offers significant advantages and superior performance over systems using 2D sonar, sector scan sonar, acoustic lens sonars or underwater video cameras alone.

The price for this product is approximately $495,000.

In July 2007, we received a $2.59 million order from the U.S. Department of Defense to build and deliver over a period of six months three next generation prototype UIS™ for the US Coast Guard and other potential users, to enable rapid underwater searches in the nation’s ports and waterways. The contract includes additional options, exercisable at the sole discretion of the U.S. Department of Defense. If exercised, these options would require us to make enhancements to the existing systems and deliver a further seven UIS™ systems within six months from the time the option is exercised.

The contract was awarded to us on a sole source basis, which means that the product is considered to be available from one source only and under Federal rules may be acquired from that source without competitive bidding process.

The systems were delivered over the period October to December 2007, with final sign-off of the order received towards the end of December 2007. Under the terms of the agreement, we provided, among other things, operator training and a one year guarantee for each system supplied. The agreement also grants to the purchaser a non-exclusive, non-transferable, irrevocable, paid-up license to practise or have practised for or on behalf of the United States any invention conceived in the performance of the agreement throughout the world. In addition, a further order was made (and completed) for additional development work of $100,000. Under the option provisions further options may be exercised by the US Coast Guard under the contract for up to $4,107,132.

The following table sets forth a brief description of the enhancements to the existing systems, their respective purchase prices and the allotted time period for each. Per the terms of the agreement, payments for the product enhancements will be made by the U.S. Department of Defense pending the development and delivery of those enhancements. Since exercise of the options is at the sole discretion of the U.S. Department of Defense, there can be no assurance that the options will be exercised.

Option	Description	Estimated Purchase Price	Time Period for Delivery
Option 1 RANGE RESOLUTION ENHANCEMENT	Development of core beam forming hardware and related technology to improve the current 3 or 4cm range resolution to 1 or 2cm, and increase target detection of objects on harbor walls and other close range applications.	$634,065	Six months from date of exercise

Option 2 INCREASE ECHOSCOPE FREQUENCY	Development of new transducer and channel board hardware to allow operation at higher frequencies (up to 500KHz) which will increase the resolution of the data	$378,084	Six months from date of exercise

Option 3 AUTOMATED CHANGE DETECTION	Development of software compatible with the UIS platform and designed for on-line detection and post-processing analysis of captured Echoscope data. In essence, the software will have the capability of registering any changes of new data collected against a baseline survey and automatically end-user to the changes (i.e the presence of something that was not there on the last inspection - example of a harbor wall).	$1,122,948	18 months from date of exercise

Option 4 ADVANCED PROTOTYPE UIS SYSTEM	Building of up to seven (7) additional UIS Systems to agreed USCG specifications.	$3,291,750	Six months from date of exercise

Option 5 DEVELOPMENT OF ONE PIECE F190	Development of a F190 Positioning System to replace the standard two piece system currently used in the UIS.	$247,434	Six months from date of exercise

On February 19, 2008, a contract amendment was awarded to us. Under this amendment a number of the options listed above were exercised. These are Option 1 (contract value $634,065), Option 2 (contract value $378,084) and a portion of Option 4. The total value of the contract amendment is US$1,527,149.

Octopus® Brand Products

Octopus F180™ Precision Attitude & Positioning System

The Octopus F180™ integrates GPS with aerospace motioning sensing devices (gyroscopes and accelerometers) to provide high-accuracy measurements of geographical position and motion in the most dynamic environment at sea, and includes position, heading, heave, pitch and roll as its primary outputs. The primary application is to compensate for the effects of motion on single beam and multibeam echosounders where it is critical to know where the instruments are pointing when depth soundings are being taken in order to ensure accuracy of depth and position.

Developed originally for motor sport (measuring vehicle motion and position) the F180™ is manufactured under license pursuant to which CodaOctopus has exclusive rights to the products so developed. Since its launch in August 2003, the F180™ has become a popular and well regarded sensor with a growing number of customers in the commercial marine survey industry around the world, because of its simplicity of operation and accuracy at a relatively low cost. Modifications and enhancements have resulted in a simple-to-use product that brings highly accurate positioning and motion data into extreme offshore conditions for precision marine survey applications. Variants within the F180™ series include the F190, exclusively configured for use ‘inland’, eg. within ports and harbors, and the F185, with enhanced precision positioning to 1cm accuracy. Also available is Octopus iHeave, a software product for dealing with long period ocean swell compensation, fully integrated with the F180™ series. The price for this product ranges from $2,700 to $112,000 per unit.

Octopus 760 Series Geophysical Acquisition System

The 760 series is a range of geophysical data acquisition systems for sidescan sonar and shallow seismic profiling. In common with the Coda GeoSurvey product line, the Octopus 760 integrates with third party sonars and sensors to acquire, display and record data. However, it is designed to be simple to operate and requires minimal training. The 760series is a self contained instrument rather than software and a PC. There are four variants of the 760 series - the 760D which combines simultaneous acquisition of sidescan sonar and sub-bottom profiler; the 760S which provides ‘either/or’ sidescan sonar and sub-bottom profiler data acquisition; the 460+ for sidescan only; and the 360+ for shallow seismic only. There is also a variant of the 760 series, the 460P, which is re-packaged into a splash-proof hand-portable carry-case for operation in the most demanding of environments such as in small open boats. Combined with compact dual-frequency sidescan sonar and an optional battery pack, the 460P is also available as a complete portable sidescan sonar system and has been supplied to the British Royal Navy amongst other naval and commercial customers. The price for this product ranges from $2,000 to $43,000 per system.

Octopus 361/461 Analysis Software

The 361/461 Analysis Software is a low-cost, reduced capability alternative to the Coda GeoSurvey Productivity suite, providing an entry level product for less demanding sidescan sonar and sub-bottom profiler users. The price for this product ranges from $500 to $10,000 per software bundle.

Octopus® Thermal Printers

In June 2004, the Company acquired a thermal printer product line from Ultra Electronics plc, which we rebranded under the “Octopus” brand name. Octopus® printers are used to produce high quality grayscale continuous images onto thermal paper or film and are ideal for producing hard copy output of geophysical data and other continuous data. They are widely used in the geophysical survey industry in conjunction with other Coda and Octopus products, as well as in defense applications as part of surface ship and submarine detection systems. The price for this product ranges from $100 to $26,500 per printer.

Our Services

With our recent acquisitions of Martech Systems (Weymouth) Limited and Colmek Systems Engineering, we have moved from being a pure “products” company to being a comprehensive provider of systems and solutions.

Both these entities focus on producing specific low volume, high value solutions, bringing Coda Octopus Group firmly into the services sector in the defense and homeland security markets. The addition of these design and “bespoking” capabilities to the Company’s Echoscope™ product set gives enormous added strength to the Business.

Martech

Martech Systems, based in Weymouth on the South Coast of England, is a team of highly skilled and specialized electronic, software and mechanical design engineers providing bespoke design and manufacturing services. It operates in the very specialized niche of high quality design and manufacturing services mainly to the United Kingdom defense, nuclear and pharmaceutical industries. Its services are provided on a custom sub-contract basis where high quality and high integrity devices are required, but in quite small amounts, sometimes less than a dozen.

Accredited to ISO 9001-2000 and Tick-IT, Martech focuses on providing low risk, high integrity solutions to difficult engineering problems and applications where repeatability and reliability is of paramount importance.

An example of the type of business conducted by Martech is a contract with a prime defense contractor for the design and supply of special type test equipment (STTE), which cannot be purchased off the shelf since it is to be used to test equipment being newly developed. Martech has designed and built numerous items of STTE to support UK sonar systems. Another example of Martech’s design and engineering services is the development of a ruggedized display unit in military vehicles capable of displaying variables such as wind speed, air temperature and humidity independent of the vehicle’s computer.

In the past, the Company has also designed products such as an air traffic management software system, military sonar test equipment, and equipment for production testing of sensors used in blood analysis equipment. Contracts ranged in amounts between a few thousand dollars up to around a million dollars. The Company is currently bidding on and obtaining contracts in the $500,000 - $1,000,000 range in addition to continuing to seek smaller contracts. During the most recent fiscal year approximately 19% of Martech’s revenues were generated through services performed for Canberra Harwell Ltd. In addition, approximately 14% of its sales were made to the Ministry of Defense or its subdivisions.

Martech’s Competition

Martech’s competition is from the larger contractors in the defense industry. Typical amongst these are Ultra Electonics, BAE Systems, and Thales , all of whom are also partners on various projects . Martech is like many smaller companies a competitor to its customers, who have in-house design facilities, and has to manage these relationships carefully.

Martech’s Strategy

Martech’s business strategy is to continue to grow profitably in its established niche. It has established credentials with many of the bigger industry players and is well known as a reliable contractor who delivers service and products to the high specifications involved in defense, nuclear and pharmaceutical industries. This business strategy has worked well, and should continue to work well in the foreseeable future.

A part of Coda Octopus Group, Inc strategy in acquiring Martech is that it will seek to utilize Martech’s high quality design and manufacturing workforce in its pre-existing businesses. As a result of the implementation of this strategy, we recently moved the production and development of our printer range to Martech.

This acquisition provides Coda Octopus with a revenue-generating company and an enhanced presence in the United Kingdom defense sector. It also provides Coda Octopus with a backbone of experienced technical resource founded on the requirement of producing high quality product that is resilient in adverse operating conditions.

In short Martech can provide Coda Octopus with the skills, practices and knowledge to expand its foothold in the UK defense sector and ensure that it can substantiate its credibility as a defense and homeland security supplier.

Colmek

Colmek operates in the same specialized niche of high quality design and manufacturing services as Martech but to the US defense sector mainly, though also in commercial sectors in the US. Its services are also provided on a custom sub-contract basis where high quality and high integrity devices are required.

An example of the type of business conducted by Colmek is a contract to produce a system to monitor the build-up of ice on the bows of oil tankers in use in the Barents Sea. Colmek staff developed a monitoring system using strain-gauge sensors, attached directly to the hull of the vessel. Environmental concerns were of paramount importance, as much of the monitoring equipment was to be located in the hull of the ship, where temperatures could drop well below the specifications of standard, off-the-shelf, equipment. Colmek created a system where the captain can monitor actual ice load as measured by the various strain-gauges on the ship’s hull.

In the past, the Company has also been engaged on projects such as the design and production of a pipeline inspection vehicle and helicopter-based mine hunting system incorporating sonar, laser, and acoustic payload configurations. Contracts ranged in amounts from very low values to around $1,000,000. For the future Colmek will seek the larger engagements in addition to continuing to seek smaller contracts. Colmek’s revenues for the full year to October 31, 2006 were $2,969,164.

Similarly to Martech, Colmek Systems Engineering intends to continue to grow in its existing established niche. It has long standing relationships with many of the major companies in the industry, such as Northrop Grumman and Raytheon. During the fiscal year ended October 31, 2007 these companies accounted for approximately 41% and 30% of Colmek’s sales, respectively. Colmek is a trusted supplier, as well as sometimes being a competitor to these big organizations. We trust that these long term relationships will continue to serve Colmek well.

We acquired Colmek for three reasons. First, for access to Colmek’s customer base, both Government Agencies and the type of organization indicated above. We hope to realize synergies between Colmek’s customers and the customers of the Company. The second reason was for the intrinsic skills and knowledge that Colmek staff can bring to bear on the Coda Octopus business. Third, for the synergies with our prior acquisition, Martech Systems, in the UK, essentially, a buy and build strategy, with basic business synergies to be gained between the two companies.

Thus, Colmek provides a growing revenue stream in the defense sector, opportunities for cross-selling, raw skills that can be applied across the Group, and the operating synergies to be gained between Martech and Colmek.

Research and Development

The scientists and engineers who worked for OmniTech AS (now operating under the name of Coda Octopus Omnitech AS) have become the nucleus for our research and development center, based in Bergen, Norway. Our research and development division also includes a team of six software engineers based in Edinburgh, Scotland, two of whom are original founders of the Coda Octopus Products business.

This area also benefits from strong and long lasting links with the University of Bergen. We have also developed close links to the University of South Florida (USF) in St Petersburg, Florida. Our strategic relationship with these institutions has facilitated the development of our UIS™ system to meet key requirements of government agencies such as the US Coast Guard.

In Bergen, we have two chief engineers, who between them led the hardware and software development of the Echoscope™, and three other engineers who support this activity, covering mechanical design and engineering and software.

The key drivers for our research and development activities are the lead we believe we have in 3-D acoustic imaging and which we aim to maintain over the coming years. Our aim and strategy is to stay at the forefront of this technology, allowing us to generate strong earnings growth from regular new products.

We have recently been investing over $3 million annually in our research and development activities and expect to continue this level of investment during the current year in order to continue the current pace of research and development, as well as product and intellectual property rights development. Our products are developed in-house by our team of software design, hardware design and engineering, and support staff. In the year to October 31, 2007, we spent $3,019,090 on research and development.

Production and Manufacturing

Our production process consists of supply chain management, product assembly, testing and calibration. We do not undertake any metal fabrication or electronic circuit board manufacture and all components are manufactured outside of the Company, bought in as raw materials and then assembled into finished goods.

Assembly of our products is carried out in four places at present. Our data acquisition products and motion sensors are produced and distributed in the UK from our Edinburgh production facility. Our printers are currently produced in Weymouth, where Martech systems also undertake any production required as part of their engineering design services. Similarly, Colmek undertake any production required as part of their engineering projects in Salt Lake City, Utah. Finally, the production of our Echoscope™ product is now located at our facility in St. Petersburg, Florida..

Marketing

We conduct worldwide sales and marketing through each company individually, with our synergies, national and international exposure sought geographically by our Presidents of European and US Operations. This structure provides dedicated sales effort in each of the Group companies, and encourages cross-selling and marketing of other Group companies’ products and services. The companies are staffed as follows:

•	Coda Octopus Products - eight persons distributed between the UK and Florida, USA
•	Martech Systems (Weymouth) - two full time and one part time based in Weymouth, UK
•	Colmek Systems Engineering - two full time staff, one in California and one in Washington state
•	Innalogic, Inc. - one staff member based in New York City, USA
•	Port Security Group - currently being developed by Group-level staff
•	Group level – one member of staff, based in New York City, USA

We plan to add into the current structure at least five more staff members during the current year, and in addition, we are planning to open sales offices in the Middle East and Far East, within the next 18-24 months.

Generally, our focus is on widening our market reach and selling broader services, systems and solutions within our existing customer base. Specifically, we have a key focus on Port and Harbor Security, leading with our flagship 3-D sonar product Echoscope™, and its added value derivative, the UIS™. Our marketing effort is dedicated to enhancing, reinforcing, and protecting the value of our lead in this huge emerging market, broadening out our current product and systems-based offerings to be able to offer complete solutions. However, within that we have the following supporting marketing sub-strategies:

•	Product: The extension of our product line (particularly Echoscope™) through adding value to produce higher added functionality products (eg. UIS™, the Company’s Underwater Inspection System).

•	Price: The maintenance and enhancement of profit margin through value add (as described above).

•
Place: The use of strategic partnerships, at the higher value end of the market, particularly to provide solutions rather than product (eg. the provision, through partnership, of a complete port security solution to a major port), and the use of existing and new sales agents to provide sales leads for lower value but very important “pure” product sales.

•	Promotion: The attendance and illustration of our capabilities at trade shows, use of customer mailing, advertising and trade public relations.

Each of the Group companies have a number of external agents and representatives, who are distributed globally for Coda Octopus Products, within the UK for Martech and within the USA for Colmek Systems Engineering and Innalogic.

Suppliers

Most of the materials and components used in our products are readily available in the market place and are delivered pursuant to simple purchase orders. We do not have long term supply contracts with our suppliers with the exception of a three year agreement with Oxford Technical Solutions dated July 1, 2006, pursuant to which that entity delivers licensed technology for use in our F180 product line. Other than this specific technology we are not dependent on any materials that could not be obtained from alternative sources if our current suppliers cease to make deliveries to us for any reason.

Government Regulation

Because of the nature of some of our products, they may be subject to United States and other export controls and may be exported outside the United States or the United Kingdom only with the required level of export license or through an export license exception.

In addition, as a provider for the U.S. Government we may be subject to numerous laws and regulations relating to the award, administration and performance of U.S. Government contracts, including the False Claims Act. Non-noncompliance found by any one agency could result in fines, penalties, debarment, or suspension from receiving additional contracts with all U.S. Government agencies. Given our dependence on U.S. Government business, suspension or debarment could have a material adverse effect on our business and results of operations.

Government Relations

As government has become a primary focus of our marketing of the Echoscope™, we have established an office in Washington so that we can reach the different levels of government and have employed a very experienced individual to develop this presence. In addition, we have engaged a number of lobbying firms to assist us with this task:

•	PMA, a lobbying firm based in Washington, DC, is assisting in reaching congressional members to assit with government funding towards the use of our products in port security applications;
•	CJ Strategies, a lobbying firm based in Washington, DC, is assisting in reaching the US Navy and has strong connections with the state of California;
•	The Johnson Group, a company based in Washington, DC, is assisting in reaching individual ports and other end-users, as well as helping with funding for these end-users from Homeland Security.
•	The Grossman Group, LLC, a lobbying firm based in Washington, D.C, is assisting in helping to gain governmental support for our operations in Utah.

Intellectual Property

The Coda Octopus technologies and products are underpinned by strong intellectual property rights including trademarks, copyrights and patents (“IPRS”). We are in the process of augmenting our IPRS portfolio, including rationalizing our brands, seeking to register in the US and other jurisdictions certain trademarks and the filing of a number of new patents in key areas of our business activities. We have a number of fundamental patents including a patent covering the stitching together of acoustic imagery (valid in the US, Europe, Australia and Norway). This covers the real time acoustic image generation element of what we do, and we believe it provides us with a competitive advantage.

Our patented inventions along with our strategy to enhance these are at the heart of the Company’s strategy for growth and development. In recognition of this, the Company’s Board has adopted for implementation by the Company a Corporate Patent Strategy. This provides for the effective management and organization of our patents and other intellectual property rights. The main goals of our Corporate Patent Strategy are to (i) protect value; (ii) create value and (iii) extract value. Protecting value entails implementing measures aimed at protecting the Company’s existing patents and other intellectual property rights. Creating Value aims at, working closely with our Research and Development Division to remain at the forefront of 3-D Sonar Technology by ensuring that we make the necessary technological advancement in the market spaces in which we operate and obtain the right legal protection by filing quality new patents. Extract value entails ensuring that our Patents and other Intellectual Property Rights work for us and generate premium revenues.

In order to ensure the full and effective implementation of our Corporate Patent Strategy, a Patent Committee has been established, and the Board has approved a budget for fiscal year 2007-08 of $400,000 to fully support the strategy’s implementation.

Patents

We have been granted two patents:

•
Patent No. 6,438,071 concerns the “Method for Producing a 3-D Image” and is recorded in the European Patents Register File #SH-44923; Australia #55375/99; Norway #307014 and US Patent Office # 6,438,071. This patent relates to the method for producing an image of a submerged object (3), e.g. a shipwreck or the sea bottom, comprising the steps of emitting acoustic waves from a first transducer toward a first chosen volume.

•	Patent No. 6,532,192 concerns “Subsea Positioning System and Apparatus”, recorded in the US Patent Office. This patent relates to subsea positioning system and apparatus.

Trademarks

In marketing and branding our products and services we use the following registered and unregistered trademarks:

Coda ™
Octopus®
Octopus & Design®
F-180 ™
Echoscope ™

In addition, we have registered the internet domain names “codaoctopus.com”, “codaoctopusgroup.com”, “theportsecuritygroup.com”, “3dsonar.com”, “portsecurity.com”, martechsystems.co.uk and colmek.com with various ICANN-certified domain name registrars.

Competition

We compete with numerous companies, some of which are much larger than we are with much greater financial, technical and human resources.

Products

The sonar equipment industry is fragmented with several companies occupying niche areas, and we face specific competition from different competitors with respect to our different products. In the field of geophysical products Triton Imaging International, Inc., a California based company, and Oceanic Imaging Consultants, Hawaii, USA, dominate the market with an estimated 30% each of world sales, while we believe that we are just behind this with 25%.

In the field of motion sensing equipment, we believe that we have four principal competitors - TSS (International) Ltd in Watford, England which is focused on the mid-performance segments with about 30% of the world market; Ixsea, a French company which covers all segments, with about 25% of the market; Seatex, a Norwegian company, part of Kongsberg Simrad which has products across all segments, with about 20% of the market; and Applanix, a Canadian company, now part of Trimble which has one major product focused on the high end of the market, with about 15% of the market. We believe that our market share in the field of motion sensing equipment is only about 10% at present.

In the area of grayscale thermal printers, there are two companies besides us who compete in this small market. EPC Labs, Mass., USA, have around 40% of the market, mainly in the USA; iSys of Canada have around 20% of the market; we have around 40% of the market, mainly in Europe and Asia.

In the field of 3-D real time imaging, we believe that we have no direct competition at present since no other companies offer such a product. There is, however, no assurance that others will not enter this area with competing products.

We seek to compete on the basis of producing quality products employing cutting edge technology. We intend to continue our research and development activities to continually improve our products, seek new applications for our existing products and to develop new innovative products.

Services

We are involved in custom engineering for the defense industry in the US, and for the defense, nuclear and pharmaceutical industries in the UK. The size of these companies means that there is significant competition provided by other small engineering contracting firms, but the largest competition comes from the decision by larger companies to proceed with a project in-house instead of outsourcing to a sub-contractor like Martech or Colmek. In essence, the potential of each company is determined by their ability to be known and trusted by potential clients, and the make or buy decisions made by those potential clients.

Employees

As of the date hereof, we have 99 employees:

•	6 are employed in research and development in our Bergen facility
•	4 are employed in production, marketing and administration at our Edinburgh facility
•	22 are employed in software development, marketing and administration at our Edinburgh office
•	9 are employed in management and administration at our New York City office
•	7 are employed in product development, sales and support in New York City
•	4 are employed in sales and marketing at our Florida office
•	2 are employed in Government Relations at our Washington office
•	23 are employed in Martech in Weymouth, of which 20 are full time employees and 3 are part time (paid on an hourly basis)
•	22 are employed in Colmek in Salt Lake City, the main categories of employees being engineers and technician.

Seventy-Percent of our employees have a background in science, technology and engineering, with a substantial part being educated to degree and PhD level. We expect to relocate much of our senior management staff to the US over the next 6 -12 months. None of our employees are members of any union, and we have not experienced any labor difficulties in the past.

ITEM 2. DESCRIPTION OF PROPERTY

New York City, New York, USA. Our corporate offices are located at 164 West 25th Street, 6th (6F) Floor, New York, NY 10001. We lease premises comprising 1,000 sq. ft pursuant to a renewable lease which expires on November 30, 2007. The lease provides for a monthly rental of $2,500. We are currently in negotiations with the landlord for the extension of this lease.

New York City, New York, USA. Our wholly owned subsidiary, Innalogic, Inc, has its business premises at 164 West 25th Street, 6th (6R) Floor, New York, NY 10001. It leases premises adjoining our corporate offices. These premises comprise 2,700 sq. ft. pursuant to a renewable lease which expires on November 30, 2007, at a rental of $7,250 per month. We are currently in negotiations with the landlord for the extension of this lease.

St Petersburg, Florida, USA . We lease 3,200 sq. ft. of business premises (comprising assembly, testing facilities and office space) located at 100 14th Avenue South, St Petersburg, Florida. The space houses our US Sales, Marketing and Production staff and is located close to the University of South Florida, which is convenient for conducting trials and demonstrations of our products. The lease , which is renewable at the option of the tenant, expires on March 31, 2008 and provides for a rental of $44,940 per annum (excluding utilities).

Washington, DC, USA. We lease office premises located at 700 13 th Street, N.W, Washington, D.C. 20005 (10 th Floor). This space comprises 186 square feet and houses our Government Relations operations. The lease provides for a rental of $854.37 per month and expires on January 31, 2012 but can be terminated by us with 30 days’ notice at any point.

Salt Lake City, Utah, US A. Our wholly owned subsidiary, Miller & Hilton d/b/a Colmek Systems Engineering, leases 6,500 sq. ft. of business premises at 2001 South 3400 West, Salt Lake City, Utah comprising both office space, manufacturing and testing facilities. The lease provides for a monthly rental of $3,795 (with an annual rental increase of 3%) . The lease expires in April 2012.

Edinburgh, Scotland, UK. Our wholly owned UK subsidiary, Coda Octopus Products Limited, leases business premises comprising 4,099 sq. ft. and located at First Floor, Anderson House, Breadalbane Street, Edinburgh. The space comprises a main floor which houses sales and support staff and our software product development team. The building is located close to the Port of Leith and Firth of Forth, which is convenient for conducting trials and demonstrations of our products. The lease provides for an annual rental of £65,583.96 (equivalent to $131,168 based on an exchange rate of $2.00) and expires on September 26, 2016. Pursuant to the provisions of the lease, we may terminate the lease without penalty on or after the fifth anniversary of the lease agreement, which is September 26, 2011.

Edinburgh, Scotland, UK. Our wholly owned UK Subsidiary, Coda Octopus Products Limited, leases workshop and manufacturing facilities at Units 3, 8 and 10 Corunna Place, Edinburgh comprising 2,798 square feet and used as workshop space. The lease provides for a rental of £19,805 per annum (£1,650 per month - equivalent to $3,300 based on an exchange rate of $2.00). There are two lease agreements in place for these premises. One expires on 31 July 2009 and is subject to a 4 months notice period and the other expires 20 July 2010 and is fixed for a period of 3 years.

Weymouth, England, UK. Our UK wholly owned Subsidiary, Martech Systems (Weymouth) Limited also leases business premises located at 14 Albany Road, Granby Industrial Estate, Weymouth, Dorset DT4 9TH comprising 5,000 sq. ft. This space comprises both office space and manufacturing and testing facilities. The lease provides for an annual rent of £29,984.74 (equivalent of $59,969 based on an exchange rate of $2.00) and expires on September 30, 2013. The lease provides for an annual rent increase of 3% of the last annual rent.

Bergen, Norway. Our Norwegian wholly owned Subsidiary, Coda Octopus Omnitech AS, leases an 800 sq. ft. of business premises directly on the waterway connected to Bergen harbor. These premises are located at Sandviksboder 77C, 5035 Bergen and house our research and development team. They are well located for developing and testing new products, and for transport links to the rest of Europe. The lease provides for a rental of NOK 165,295 per annum (equivalent of $27,808 based on an exchange rate of NOK 5.944 to $1) and expires on July 1, 2008. In light of the newly acquired lease premises, within 6 months we will terminate the lease on these premises. We have now moved to the premises stated below and are seeking to sub-contract these premises in accordance with our contractual obligations.

Bergen, Norway. Our Norwegian subsidiary, Coda Octopus Omnitech AS, also recently leased 2,370 sq. ft. of business premises in a recently refurbished maritime business center directly on the waterway connected to Bergen harbor. This will serve as our new Research and Development center with purpose-built laboratories for electronic and mechanical development. The lease provides for a rental of NOK 440,500 per annum (equivalent of $74,107 based on an exchange rate of NOK 5.944 to $1) and expires in May 31, 2012. We have the option to terminate this after 5 years without incurring any penalties.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders in the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the OTC Bulletin Board under the symbol CDOC since October 3, 2007. Prior thereto our stock was traded in the pink sheets.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board fort the period starting October 3, 2007. Information for the prior periods was obtained from the Pink Sheets Quotation Service. Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.

Year Ended October 31, 2006	HIGH	LOW
First Quarter	$0.65	$0.45
Second Quarter	$0.75	$0.40
Third Quarter	$1.40	$0.65
Fourth Quarter	$1.50	$1.00

Year Ended October 31, 2007	HIGH	LOW
First Quarter	$1.55	$0.72
Second Quarter	$1.70	$1.05
Third Quarter	$1.72	$1.50
Fourth Quarter	$1.50	$0.80

Year Ended October 31, 2008	HIGH	LOW
First Quarter	$0.88	$0.45

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. As of February 1, 2008, we had approximately 599 shareholders of record, not including persons who hold their shares through a nominee.

Recent Sales of Unregistered Securities

During January 2008, we issued to the holders of our 12% Preferred Stock, all of whom are affiliates of the Company, an aggregate of 28,288 shares of Common Stock in payment of cumulative dividends due on the Preferred Stock between 2006 and 2007. All shares were issued at a price ranging from $1.07 to $1.55 per share, representing the average stock price relevant for the period.

On February 21, 2008 we entered into and completed the transactions contemplated under a series of agreements providing for the issuance to a London based institutional investor, The Royal Bank of Scotland plc (“RBS”) of secured convertible notes in the principal amount of $12,000,000 (the “Notes”). The Notes are secured by all of the assets of the Company and its subsidiaries and mature 84 months after the date of issuance at which time they are redeemable at 130% of the face amount of the Notes. The Notes accrue interest at the annual rate of 8.5% which is payable semi-annually in arrears. The Notes also stipulate additional interest payments of 2% per annum above the base rate quoted by RBS from time to time, in the event that the semi-annual interest payments are not paid by us on the due dates. All of these amounts are payable by us in cash. Of the proceeds, $6 million constitutes a specific purpose loan and in the event that we fail to use the proceeds as agreed within 12 months from the closing, then, unless alternative investments are approved by the holders of the Notes, this $6 million must be repaid to the holders within 30 days of the end of the 12 months. In such case there will be a partial redemption of 60 of the notes (having an aggregate nominal value of $6 million). Pursuant to the terms of the agreement, a further $1 million of the proceeds has been retained by RBS to secure the performance of certain contractual obligations of the Company. Upon performance of these by us, this will be released. We expect such release to occur no later than February 2009. During the period within which this $1million is retained we will earn interest on this at RBS’s internal overnight funds rate. During the term, the Notes are convertible into our common stock at the option of the Noteholders at a conversion price of $1.05. We may also force the conversion of these Notes into our common stock after two years in the event that we obtain a listing on a national exchange and our stock price closes on 40 consecutive trading days at or above $2.50 between the second and third anniversaries of this agreement; $2.90 between the third and fourth anniversaries of this agreement; and $3.50 after the fourth anniversary of this agreement or where the daily volume weighted average price of our stock as quoted on OTCBB or any other US National Exchange on which our securities are then listed has, for at least 40 consecutive trading days closed at the agreed price.

The placement agent received two five-year warrants for the purchase of up to 600,000 shares of common stock at an exercise price of $1.30 per share with respect to 50% of the shares and $1.70 per share with respect to the balance. In addition, they received a cash commission in the amount of $600,000.

The members of the Company’s Board of Directors were required to enter into lock-up agreements under which they agree not to sell any of their securities in excess of the agreed amounts during the term of the Note.

The issuance of the Notes and warrants constituted a private placement and therefore was exempt from registration in accordance with Regulation D of the Securities Act of 1933 as amended.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

General Overview

On July 13, 2004, pursuant to the terms of a share exchange agreement between The Panda Project, Inc., a Florida corporation, and Fairwater Technology Group Ltd. (“Fairwater”), Panda acquired the shares of Coda Octopus Limited, a UK corporation and Fairwater’s wholly-owned subsidiary, in consideration for the issuance of a total of 20,050,000 shares of common stock to Fairwater and other shareholders of Coda Octopus Limited. The shares issued represented approximately 90.9% of the issued and outstanding shares of Panda. The share exchange was accounted for as a reverse acquisition of Panda by Coda. Subsequently, Panda was reincorporated in Delaware and changed its name to Coda Octopus Group, Inc.

We are a developer of underwater technologies and equipment for imaging, mapping, defense and survey applications. We are based in New York, with research and development, sales and manufacturing facilities located in the United Kingdom, United States and Norway as well as two engineering companies located in the United States and the United Kingdom.

The consolidated financial statements include the accounts of Coda Octopus and our domestic and foreign subsidiaries that are more than 50% owned. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates.

Background

We are engaged in 3-D subsea technology and are the developer and patent holder of real-time 3-D sonar products which we expect to play a critical role in the next generation of underwater port security. We produce hardware, software and fully integrated systems which are sold and supported on a worldwide basis, with wide applications in two distinct market segments:

•
marine geophysical survey (commercial), which focuses around oil and gas, construction and oceanographic research and exploration, where we market to survey companies, research institutions, salvage companies. This was our original focus, from original founding in 1994, with current products spanning geophysical data collection and analysis, through to printers to output geophysical data collected by sonar. We believe that our marine geophysical survey markets are experiencing rapid growth due to: 1) successful new product introductions in recent periods; 2) market-proximity benefits derived from our 2004 relocation to the United States; 3) initial market penetration into new sub-sectors of the marine geophysical survey markets; 4) the high price of oil and gas in the past few years, resulting in unprecedented exploration and production activity.

•
underwater defense/ security, where we market to ports and harbors, state and federal government agencies and defense contractors. We started to focus on this market following the acquisition of OmniTech AS, a Norwegian Company, in December 2002, a company which had developed a prototype system, the Echoscope™, a unique, patented instrument which permits accurate three-dimensional visualization, measurement, data recording and mapping of underwater objects. We have recently completed developing and commenced marketing this first real time, high resolution, three-dimensional underwater sonar imaging device which we believe has particularly important applications in the fields of port security, defense and undersea oil and gas development.

In addition, through our two engineering services subsidiaries, Martech Systems (Weymouth) Ltd, based in Weymouth, England, UK, and Colmek Systems Engineering, based in Salt Lake City, Utah, USA , we provide engineering services to a wide variety of clients in the subsea, defense, nuclear, government and pharmaceutical industries. These engineering capabilities are increasingly being combined with our product offerings, bringing opportunities to provide complete systems, installation and support.

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

•	Early recognition of need for 3-D real-time sonar in defense/security applications.
•	Expansion into new geographies like North America and Western Europe.
•	Expansion into new commercial markets like commercial marine survey with innovative products.
•	Recent sole source classification for one of our products and its derivatives by certain government procurement agencies.

Further, we believe the Echoscope™ will transform certain segments of the sonar products market. In addition, 3-D sonar, currently in the early stages of adoption, has disruptive technology qualities as it has the ability to change industry standard practice in respect of the method for visualization and imaging of underwater objects and environment. Therefore, it will likely change who the suppliers into this market are as well as our market position and that of our competitors. We believe the market opportunity in underwater security and defense could grow at a rapid pace over the next several years.

Approximately 54% of our 2007 revenues of $13,853,313 were attributable to pure products business. On a pro-forma basis, adding the acquired business last year (Colmek) would have given us revenues of $14,757,876 and around 47% of our revenues would have been generated from engineering services.

To this established base of business, we now plan to add other sub-sections:

•
we are now starting to bid (sometimes in partnership, where areas of focus other than underwater sonar and wireless video surveillance capability are demanded) for complete port security and other solutions. We have bid on a small number of these in the last six months and hope for our first successes shortly. We have not yet been awarded any contracts for the purchase of complete solutions. However, in July 2007, we received a $2.59 million order from the U.S. Department of Defense to build and deliver three next- generation Underwater Inspection System (UIS)™ for the US Coast Guard and other potential users, to enable rapid underwater searches in the nation’s ports and waterways. These units were accepted by the US Coast Guard on December 15, 2007. The contract includes additional options which, if fully funded, would require us to deliver an additional seven UIS™ systems, or other development options which they may select. Pursuant to a contract amendment on February 19, 2008, options with a contract value of US$1,527,149 were exercised. The contract was awarded to us on a sole source basis, which means that the product is considered to be available from one source only and under Federal rules may be acquired from that source without competitive bidding process. Although this is not a complete port security system, it represents the first step towards achieving this.

•
we are currently reviewing the possibility of launching next year, in partnership with others, a services business based on our product set. This business will be port based and will, for example, provide ship hull inspections by way of rental of equipment and provision of a team to operate the equipment for any ship entering that particular port.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared under accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported values of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported levels of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

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

Revenue is recognized when conclusive evidence of firm arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. No right of return privileges are granted to customers after shipment.

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

Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” established and encouraged the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of the grant or the date at which the performance of the services is completed and is recognized over the periods in which the related services are rendered. The statement also permitted companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation to employees. Prior to the adoption of SFAS 123(R) we elected to use the intrinsic value based method for grants to our employees and directors and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation to employees.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“Statement 123R”) which is a revision of SFAS No. 123.

Statement 123R supersedes APB opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in SFAS No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. We implemented SFAS No. 123(R) on November 1, 2004 using the modified prospective method. The fair value of each option grant issued after November 1, 2004 will be determined as of grant date, utilizing the Black-Scholes option pricing model. The amortization of each option grant will be over the remainder of the vesting period of each option grant.  We use the fair value method for equity instruments granted to non-employees and use the Black Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

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

Purchase price allocation and impairment of intangible and long-lived assets

Intangible and long-lived assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for intangible and long-lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a discounted cash flow model.

We measure the carrying value of goodwill recorded in connection with the acquisitions for potential impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.” To apply SFAS 142, a company is divided into separate “reporting units,” each representing groups of products that are separately managed. For this purpose, we have one reporting unit. To determine whether or not goodwill may be impaired, a test is required at least annually, and more often when there is a change in circumstances that could result in an impairment of goodwill. If the trading of our common stock is below book value for a sustained period, or if other negative trends occur in our results of operations, a goodwill impairment test will be performed by comparing book value to estimated market value. To the extent goodwill is determined to be impaired, an impairment charge is recorded in accordance with SFAS 142.

Results of Operations

Comparison of fiscal year ended October 31, 2007, compared to fiscal year ended October 31, 2006.

Introduction

Due to the acquisition of Colmek in April 2007, the financial information presented for Coda Octopus for the year ended October 31, 2007 (the "2007 Period"), includes activity in Colmek for the respective period, combined with revenue, other income and SG&A expenses of the rest of Coda Octopus Group, Inc. for the fiscal year ending October 31, 2007. Also contributing for the first time in 2007 was Innalogic, Inc., a new business formed at the beginning of November 2006, the start of our fiscal year. The financial information presented (“2007 Period") does not include any revenues and expenses for Colmek from the period before the acquisition which occurred on April 6, 2007. As a result, the sharply increased revenues and expenses in the accompanying audited consolidated statements of operations in 2007 compared to those in 2006 may not be a meaningful comparison.

Revenue. Total revenue for the 2007 Period and the 2006 Period was $13,853,313 and $7,291,291, respectively, representing an increase of 90.0%. Compared with the 2006 Period, contributions from Martech (acquired in June of 2006 and contributing $661,589 in that year) were $2,492,895 and from Colmek were $2,439,241 in the 2007 Period (against nil for 2006). The contribution from Innalogic was $1,166,681 in 2007 (a new business which did not contribute in 2006). Subtracting the contribution from the acquisitions and the new business, there was a 17% increase in our original businesses. This was due to a strong demand for our traditional products in the geophysical and hydrographic survey markets.

Gross Margins. Margins were weaker in the 2007 Period at 53.8% compared with 64.2% for the 2006 Period, reflecting a different mix of sales in the new businesses. These new businesses represented 44% of our business in 2007 and are not expected to contribute as high a percentage going forward as our UIS systems business (with a higher margin) gains traction.

Research and Development (R&D). R&D spending decreased slightly to $3,019,090 in the 2007 Period from $3,130,821 in the 2006 Period as we continue to focus considerable effort into enhancing the Echoscope™ and releasing other products in our suite of marine geophysical offerings. In particular, work focused on delivering our Underwater Inspection System (UIS), a turnkey system built around the Echoscope™ platform.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the 2007 Period increased to $12,385,250 from $7,453,946 during the 2006 Period. Of the 2007 costs, $3,318,460 was attributable to non-cash charges relating to stock and options issued, compared to $2,005,056 in the 2006 Period, an increase of $1,313,404. Excluding non-cash charges, the SG&A for the 2007 Period would have been $9,066,790, compared to $5,448,890 for the 2006 Period, an increase of $3,617,900 or 66.3%. Of this increase, $2,508,463 was attributable to the acquisition of Martech, Colmek and the formation of Innalogic. This meant that core comparable expenses increased by $1,109,437 or 16.9% over the 2006 Period.

Key areas of expenditure include wages and salaries, where we spent $4,715,936 or 38% of our SG&A costs (2006 Period was $3,196,429 or 43%), due to the additions of Martech, Colmek and Innalogic; legal and professional fees, including accounting, audit and investment banking services, where we spent $851,450, or 6.8% of our SG&A costs compared to the 2006 Period spending of $1,272,086, or 17% - this reduction is due to reduced costs for investment banking, legal fees and accounting; travel costs decreased as a percentage to $560,472 or 4.5% of SG&A in 2007 from $397,137 and 5.33% of SG&A in 2006, with the increased outlay due to the increased staff from acquisitions; rent for our various locations increased to $519,162 (4.2% of SG&A) in 2007 from $86,330 (1.16% of SG&A) in 2006, with this increase due to the acquired businesses and moving offices in England, Scotland, Norway and New York, which gave duplicate rent costs for certain periods; and marketing increased to $471,049 (3.8% of SG&A) in 2007 from $315,265 (4.23% of SG&A) in 2006, due to the growth in the business through acquisition.

Other Operating Expenses. We incurred costs of $435,000 as non-recurring fees and expenses in connection with our financings, which are also included in our loss from operations, and shown separately under Other Operating Expenses. These fees covered equity fund raising during the 2007 Period. This compares with $447,750 of similar fees incurred during 2006.

Operating Loss. As a result of the foregoing, the Company incurred a loss from operations of $8,384,069 during the 2007 Period, compared to a loss from operations of $6,352,816 during the 2006 Period. Removing non-cash expenses and non-recurring expenses, the comparison shows a loss from operations of $4,505,492 for 2007 against a loss of $3,900,010 for 2006, an increase of $605,482 or 15.5%. This increased loss is entirely attributable to increased SG&A expenses for the period.

Interest Expense. Interest expense for the 2007 Period increased to $6,568,140 from $1,200,678 during the 2006 Period. Of the 2007 number, $6,105,918 was attributable to the valuation of warrants issued as part of our financing, booked as a financing charge and a non-cash item, against $784,873 in 2006. Removing this item, the comparison shows $462,222 for 2007 against the $418,817 recorded in 2006, or an increase of $43,405.

Dividends and Other Stock Charges. During the 2007 Period, dividends of $388,969 were declared in the 2007 Period on preferred stock (most of the preferred stock was converted into common stock prior to the end of the 2007 Period), compared to $384,044 in the 2006 Period. The 2007 amount includes redemption premium of $181,810 paid on the Series B preferred stock. This took the net loss applicable to common shares to $16,141,284 or $0.42 per share for the 2007 Period, based on an average of 38,476,352 shares outstanding over the period, compared to a loss of $12,096,014 or $0.50 per share for the 2006 Period, based on an average of 24,030,423 shares outstanding over the period.

Liquidity and Capital Resources

The Company generated a deficit in cash flow from operations of $10,088,405 in the 2007 Period. This deficit is due to increases in inventory of $975,125, accounts receivable of $1,800,802, other receivables of $672,216 and decreases in payables and accrued expenses of $1,033,074.

Cash from the sale of our securities was also used in our investing activities, with $288,803 spent on property, plant and equipment and patents in the 2007 Period. In addition, we acquired a business, Miller & Hilton, Inc. d/b/a Colmek Systems Engineering (“Colmek”) for a cash outlay of $800,000 during the period. During the period, $884,405 of debt was also repaid, and $1,818,100 of preferred stock was redeemed.

With the $12,000,000 debt financing supplied in February by the institutional investor for, amongst other specified uses, working capital (discussed below in greater detail), an improved sales pipeline, and the interest the US Coast Guard has shown in the UIS system, we fully expect to improve our cash flow results in fiscal 2008. We expect this financing to be adequate to allow the company to carry on its business for the next 12 months.

While we have raised capital to meet our working capital and financing needs in the past, additional financing may be required in order to meet our current and projected cash flow requirements from operations and development. While we believe we have sufficient cash on hand as of February 21, 2008 to meet our working capital needs and requirements for the next twelve (12) months, we may seek additional financing, which may take the form of debt, convertible debt or equity, in order to provide the additional working capital and funds for expansion. We currently have no commitments for financing. There is no guarantee that we will be successful in raising any funds required. In addition, any additional financing will require approval from the holders of the convertible loan note under the financing concluded by us on February 21, 2008. Under the terms of this transaction we can neither sell new securities including common stock, nor incur further indebtedness above $2 million during the term of this transaction without the prior approval of the holders of the loan note. Furthermore, we will no longer be able to finance our receivables after February 2009 without prior approval from the holders of the loan note.

Our plan to move from loss to profit is based upon intensifying our focus on port security. We believe that in the post 9/11 era there are significant growth opportunities available in the market segment in which we operate because of increased government expenditures aimed at enhancing security. As part of this plan, in July 2007, we received a $2.59 million order 27: from the U.S. Department of Defense to build and deliver over a period of six months three next-generation Coda Underwater Inspection System, or UIS™, for the US Coast Guard and other potential users, to enable rapid underwater searches in the nation’s ports and waterways. The contract includes additional options exercisable at the sole discretion of the U.S. Department of Defense, which, if exercised, would require us to make technical enhancements to the existing system and deliver a further seven UIS™ systems as further detailed on page 23. Pursuant to a contract amendment on February 19, 2008, options with a contract value of US$1,527,149 were exercised.

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

•	Complete additional government sales in the US;
•	Gain our first port security solution contracts through the provision of our unique 3-D technology and other products and services, enabling us to provide complete solutions;
•	Integrate our latest acquisition, Colmek Systems Engineering, which will add to profitability this year through its current order book and performance;
•	Continue to review and refocus our cost base where necessary to achieve a cost base commensurate with our current level of activity.

Through these measures, we aim to move from cash negative for last year to cash positive. We also aim to move from heavily loss-making for the past 18 months to profitability in the final two quarters of this year and at least break-even for the year, prior to any non-cash charges made to our income statement. Based on this, we aim to be profitable over the course of the next year. Although we intend to pursue aggressively our plans as set forth in the previous paragraph, there can be no assurance that we will be successful in our attempt to make the company profitable.

Inflation and Foreign Currency

The Company maintains its books in local currency: US Dollars for its US operations, Pounds Sterling and Norwegian Kroner for its United Kingdom and Norwegian operations, respectively.

Until the beginning of this year, the Company’s operations were conducted primarily outside the United States through its wholly-owned subsidiaries. As a result, fluctuations in currency exchange rates may significantly affect the Company's sales, profitability and financial position when the foreign currencies of its international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may or will affect the Company's business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

The translation of the Company’s UK operations’ pound sterling denominated balance sheets into US dollars, as of October 31, 2007, has been affected by the weakening of the US dollar against the British pound sterling from $1.91 at October 31, 2006, to $2.08 at October 31, 2007, an approximate 8% depreciation in value. The average British pound sterling/US dollar exchange rates used for the translation of the UK operations’ pound sterling denominated statements of operations into US dollars, for the years to October 31, 2007 and 2006 were $1.98 and $1.81, respectively.

The translation of the Company’s Norwegian operation’s Kroner denominated balance sheets into US dollars, as of October 31, 2007, has not been materially affected by the currency fluctuations of the US dollar against the Kroner from $0.153 as of October 31, 2006, to $0.186 as of October 31, 2007, an approximate 21% change in value. The average Kroner/US dollar exchange rates used for the translation of the Norwegian operation’s Kroner denominated statements of operations into US dollars, for the years to October 31, 2007 and 2006 were $0.167 and $0.154, respectively.

The impact of these currency fluctuations is shown below:

	Pound Sterling		Norwegian Kroner
	Actual Results	Constant Rates	Actual Results	Constant Rates	Total Effect

Revenues	$11,256,485	$(10,268,005)	$1,058,181	$(978,214)	$1,068,447
Costs	11,824,358	(10,786,011)	1,057,910	(977,964)	1,118,293
Profits/(Losses)	(567,873)	517,994	271	(250)	(49,858)
Assets	11,347,451	(10,422,812)	758,499	(625,504)	1,057,634
Liabilities	11,922,351	(10,950,866)	442,274	(364,726)	1,049,033
Net Assets/(Liabilities)	(574,900)	528,054	316,225	(260,778)	8,601

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, resulted in a increase in losses for the year of $49,858 and an increase in net assets of $8,601. Both of these amounts are immaterial overall in our financial results.

It is the opinion of the Company that inflation has not had a material effect on its operations.

Financing Activities

On April 30, 2006, we issued 2,377 shares of our Series A Preferred Stock to a group of individual investors for total cash consideration of $407,100. An additional 4,943.88 shares of our Series A Preferred Stock were issued to various individuals as repayment of $734,628 in debt. The aggregate value of these issuances was $1,141,728 for a total of 7320.88 shares .

In June 2006, we issued to one institutional investor units consisting of 23,000 shares of our Series B Preferred Stock and two five-year warrants to purchase 4.6 million shares of our common stock at a price ranging from $1.30 to $2.00 per share for total cash consideration of $2,300,000. Of these shares of Series B Preferred Stock, 4,819 were converted into 481,900 shares of common stock in April 2007 and 18,181 shares of Series B Preferred Stock were repurchased by us. These repurchased shares have now been cancelled.

In July 2006, we issued to two individual investors 820 shares of our Series A Preferred Stock for a total cash consideration of $82,000. These have since been converted into 82,000 shares of our common stock.

From September 2006 through January 2007, we issued to one institutional investor units consisting 23,000 shares of our Series B Preferred Stock and four five year warrants to purchase 4.6 million shares of our common stock at a price ranging from $1.3 to $2.00 per share and 650,000 shares of our Common Stock for a total cash consideration of $2,300,000. The 23,000 shares of Series B Preferred Stock were converted into 2,300,000 shares of our common stock in March 2007.

On October 31, 2006, we issued to one investor 500 shares of our Series A Preferred Stock for a total consideration of $50,000. These have since been converted into 50,000 shares of our common stock.

In January 2007, we issued to one investor 3,000 shares of our Series B Preferred Stock plus five-year warrants to purchase 300,000 shares of our common stock at $1.30 per share and five-year warrants to purchase 300,000 shares of our common stock at $1.70 per share for a total cash consideration of $300,000. The 3000 shares of Series B Preferred Stock have since been converted into 300,000 shares of our common stock.

In April 2007 we issued to an individual investor 25,000 shares of our common stock plus five-year warrants to purchase the same amount of shares of common stock (of which 12,500 may be purchased at $1.30 and the balance at $1.70 per share) for a total of $25,000.

In April and May, 2007, the company consummated a series of securities purchase agreements with a group of accredited individual and institutional investors providing for the sale and issuance of 15,025,000 shares of our common stock and five-year warrants to purchase 7,512,400 shares of common stock at $1.30 per share and five-year warrants to purchase 7,512,500 shares of common stock at $1.70 per share. Gross proceeds from the offering amounted to $15,025,000, generating $13,877,980 after costs. Also, in the period, we raised $800,000 from the sale of preferred stock and warrants, with the preferred stock since converted into common stock. We also issued five-year warrants to purchase 2,400,000 shares of our common stock at $1.00 per share as part of placement agent fees.

On February 21, 2008 we entered into and completed the transactions contemplated under a series of agreements providing for the issuance to a London based institutional investor, The Royal Bank of Scotland plc of senior secured convertible notes in the principal amount of $12,000,000 (the “Notes”). The Notes are secured by all of the assets of the Company and its subsidiaries and mature 84 months after the date of issuance at which time they are redeemable at 130% of the face amount of the Notes. The Notes accrue interest at the annual rate of 8.5% which is payable in semi-annually in arrears. The Notes also stipulate additional interest payments of 2% per annum above the base rate quoted by The Royal Bank of Scotland plc from time to time, in the event that the semi-annual interest payments are not paid by us on the due dates. All of these amounts are payable by us in cash. Of the proceeds, $6 million constitutes a specific purpose loan and in the event that we fail to use the proceeds as agreed within 12 months from the closing, then, unless alternative investments are approved by the holders of the Notes, this $6 million must be repaid to the holders within 30 days of the end of the 12 months. In such case there will be a partial redemption of 60 of the notes (having an aggregate nominal value of $6 million). Pursuant to the terms of the agreement, a further $1 million of the proceeds has been retained by RBS to secure the performance of certain contractual obligations of the Company. Upon performance of these by us, this will be released. We expect such release to occur no later than February 2009. During the period within which this $1million is retained we will earn interest on this at RBS’s internal overnight funds rate. During the term, the Notes are convertible into our common stock at the option of the Noteholders at a conversion price of $1.05. We may also force the conversion of these Notes into our common stock after two years in the event that we obtain a listing on a national exchange and our stock price closes on 40 consecutive trading days at or above $2.50 between the second and third anniversaries of this agreement; $2.90 between the third and fourth anniversaries of this agreement; and $3.50 after the fourth anniversary of this agreement or where the daily volume weighted average price of our stock as quoted on OTCBB or any other US National Exchange on which our securities are then listed has, for at least 40 consecutive trading days closed at the agreed price.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7. FINANCIAL STATEMENTS

Reference is made to the Index of Financial statements following Part III of this Report for a listing of the Company’s financial statements and notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules Rules 13a-14(c) and 15d-14(c) of the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Controls

There have not been any significant changes in our internal controls that could significantly affect those controls subsequent to the date of their last valuation.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

We May Not Be Able to Implement Section 404 of the Sarbanes-Oxley Act of 2002 on a Timely Basis.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-KSB that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for the fiscal year ending October 31, 2008. Under current rules, commencing with our annual report for the fiscal year ending October 31, 2009 our independent registered accounting firm must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting.

We have not yet developed a Section 404 implementation plan. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404's requirements and how independent auditors will apply these requirements and test companies' internal controls, is still reasonably uncertain.

We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. We may not be able to complete a Section 404 plan on a timely basis. Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following persons are our executive officers and directors as of the date hereof:

Name	Age	Position(s)
Jason Reid	41	President, Chief Executive Officer and Director
Paul Nussbaum	60	Chairman of the Board of Directors
Rodney Peacock	61	Director
Jody E. Frank	55	Chief Financial Officer
Blair Cunningham	38	Chief Technology Officer
Anthony Davis	41	President US Operations
Frank B. Moore	72	Senior Vice President - Government Relations
Geoff Turner	54	President European Operations
Angus Lugsdin	31	Senior Vice President, Market Development
Scott Debo	37	President and CEO , Colmek Systems Engineering

Jason Reid has served since June, 2004 as a director, President and Chief Executive Officer of Coda Octopus Group, Inc. Mr. Reid has been affiliated with Coda Octopus Products Ltd., the current key operating subsidiary, since 1994, initially as a founder and independent director and, since 2002, as Managing Director. Mr. Reid is a director of the Company’s subsidiaries, Coda Octopus Products Ltd., Coda Octopus Omnitech AS (Norway), Coda Octopus Products, Inc., Innalogic, Inc., Port Security Group, Inc. and Martech Systems (Weymouth) Limited. He is also a director of Fairwater Holdings Ltd. and Fairwater Technology Group Ltd, a principal stockholder of the Company. He was a founding partner, in 1984, of Weight Management Group Ltd, a $20m Scottish company which competes directly with Weight Watchers International, Inc., and which is market leader in Scotland. From 1992-2004, he was Managing Director of Weight Management Group Ltd, acquiring, in 2001, Green Meadow Foods Ltd, which distributed controlled dietary foods throughout Scotland to the major retail trade. In 2003, he oversaw the successful national UK launch of a new magazine title, published by Weight Management Group Ltd. He became a non-executive director of both companies when he assumed the role of President and CEO of Coda Octopus Group, Inc. in 2004. Between 1993 and 2004 he was also chairman of a software development company in Scotland, Softworks Business Systems Solutions Ltd., producing commercial software for public companies, including Bulthaup and Manchester Ship Canal, part of Peel Holdings plc. In 1997, he was a Director of William Grant Mining Ltd. In the past, he also served as a director of Slimmer Clubs Ltd.

Paul Nussbaum has served since January 2005 as Chairman of the Board of Directors of Coda Octopus Group, Inc. in a non-executive capacity. He is the chairman of the Waramaug Partners Group, a private real estate and special situations equity firm. He is the former Chairman Emeritus of Wyndham International, Inc., (NYSE:WYN), successor to Patriot American Hospitality, Inc. From 1991 to 1999 he served as Founder, Chairman & Chief Executive Officer for the Patriot American Group of Companies, including Patriot American Hospitality, Inc., a paired share real estate investment trust which owned the Wyndham, Grand Bay, Malmaison, Summerfield Suites, and Clubhouse Inn proprietary hotel brands. From 1979 to 1991, Mr. Nussbaum served as chairman of the real estate practice group of Schulte Roth & Zabel, a law firm in New York. From 1971 to 1979, he was an associate and later a partner in the Dreyer & Traub law firm in New York. Mr. Nussbaum earned his B.A. degree from the State University of New York at Buffalo and his J.D. degree from Georgetown University Law Center.

Rodney Peacock has served as a Director of Coda Octopus Group, Inc. since January 2005. He has been Managing Director of Axiom Marketing & Management Ltd, a consultancy firm , since November 1997. From 1990 to 1997, he served as Joint Managing Director of the Brand Development Company and from 1985-90, Managing Director of NPL, an Addison Group Subsidiary. He was, from 1981-85, head of the Marketing Group of Arthur Young Consultancy and from 1976-81 General Manager, Retail Products Division of Tate & Lyle. From 1970-76, he served as Brand Group Manager of United Biscuits and from 1964 to 1970, Research Chemist of Ilford Films. Mr. Peacock received his BSc (Hons) in Physics and Chemistry from London University.

Jody E. Frank became the Chief Financial Officer of Coda Octopus Group, Inc. on July 16, 2007. He served as Senior Vice President of Investments for UBS Wealth Management from January of 2003 through June 2007 and has 28 years of years of experience in the financial services industry. He began his career at Prescott Ball & Turben in 1979 and thereafter worked as a Financial Advisor at Shearson Lehman Brothers and CIBC Oppenheimer. He has served on the Board of Directors of two public companies and has been instrumental in formulating business plans for several private corporations and numerous business ventures. During 1985-1995 he served on the board of directors of publicly-held Peoples Telephone Inc. He received his BA degree from the University of Rochester, and his MBA in Finance from Rutgers University.

Blair Cunningham has served as Chief Technology Officer of Coda Octopus Group, Inc. since 2005 and Technical Manager of Coda Octopus Products Ltd between July 2004 and July 2005. Mr. Cunningham is also a Director of the Company’s subsidiaries, Martech and Coda Octopus (UK) Holdings Limited. From March 1992 to present he has served as a Director of Softworks Business Systems Solutions Ltd, an Aberdeen, Scotland based software company which developed turnkey software solutions for large public companies. From 1990-92, Mr. Cunningham was an Analyst/Programmer with Weight Management Group Ltd, Aberdeen. Mr. Cunningham received an HND in Computer Science in 1989 from Moray College of Further Education, Elgin, Scotland.

Anthony Davis has served, initially as Chief Commercial Officer of Coda Octopus Group, Inc. since July 2005 and, since November 1, 2007, as President US Operations. Previously, he served as Business Development Manager of Coda Octopus Products Ltd from 2002-04, prior to which he was a Sales Manager between 1998 and 2002. Mr. Davis is also a Director of the Company’s subsidiaries, Martech and Coda Octopus (UK) Holdings Limited. He was a Project Manager from 1996 to 1998 at Cable & Wireless Marine, Chelmsford, England and Survey Manager in Abu Dhabi for NPCC from 1994 to 1996. He served as a Project Geophysicist in Singapore for Ocean Science International from 1992 to1994, as an Offshore Geophysicist for NESA in Delft from 1990-91 and as a Logging Engineer for Schlumberger in Aberdeen from 1987 to 1990. He earned his BSc Geology & Geophysics at Edinburgh University in 1987.

Frank B. Moore has served as Senior Vice President, Government Relations of Coda Octopus Group, Inc. since May 2006. Mr. Moore is also a Director of our key subsidiary, Colmek. Since December, 2001, Mr. Moore has served as Chairman of Ulysses Financial, a company engaged in private equity financing. Between January 1977 and January 1981, Mr. Moore served as Assistant to the President of the United States. His chief responsibility was the Administration’s relations with Congress. Mr. Moore reported directly to the President and also worked on international matters such as the Panama Canal Treaty and the Strategic Arms Limitations Talks (S.A.L.T. II). Prior to his position in the White House, Mr. Moore served as Assistant, and later as Chief of Staff, to the Governor of Georgia, Jimmy Carter. Between July, 1982 and September, 1998, Mr. Moore was Vice President for Government Affairs and Public Policy for Waste Management. Mr. Moore earned his BBA from the University of Georgia and completed the Advanced Management Program at Harvard Business School.

Geoff Turner has served initially as Senior Vice President, Mergers and Acquisitions of Coda Octopus Group, Inc. since May 2006, and, since November 1, 2007, as President European Operations. Previously, he served as a consultant from November 2005 to April 2006 through his consultancy company Taktos Limited. Mr. Turner is also a Director of the Company’s subsidiaries, Martech and Coda Octopus (UK) Holdings Limited. He has been involved in the IT industry for over 30 years, in both technical and commercial roles. He spent the 13 years up to 1999 with GE Information Services (& International Network Services), the then global market leader in Electronic Commerce, where he was Director of Business Development for Europe, Middle East and Africa. During this time, in addition to his business development roles he held posts as Software Products Director, and in global channel sales management. Since leaving GE in 1999, Mr. Turner has been involved as a shareholder and a consultant through Taktos Limited in a number of businesses ranging from financial services businesses to a provider of supply chain management software.

Angus Lugsdin, who has been with us since 2002, has recently been appointed as Senior Vice President of Market Development. Prior to this, Mr. Lugsdin was Vice President of Market Development from November 2006. He has held a number of positions with us including Sales Manager of Octopus Marine (which was acquired by us in 2002) from July 1999 to May 2002 , Sales Manager of Coda Octopus Inc from May 2002 to June 2004 and Strategic Development Executive from July to October 2006. He earned hi BSC in Marine Geography from University of Wales in 1998.

Scott Debo who is employed by our key subsidiary Colmek Systems Engineering (“Colmek”), has been President and CEO of Colmek since June 2001. With a background in finance, marketing and management, Mr. DeBo has improved and created new opportunities for Colmek through the development of a focussed marketing effort combined with increased focus on reducing cost per job taken on by Colmek, creating an activity based costing system and guiding the Company through various quality improvements including ISO-9001; 2000 compliancy and Raytheon Six Sigma training. Prior to working for Colmek, Mr. Debo was Director of Government Relations for Arcanvs Inc. from March 2000 until March 2001, and he was Project Manager for Evergreen Development from January 1999 to March 2000. Mr. DeBo holds a Masters Degree in Business Administration in both private and public management from Williamette University as well as a Bachelor of Science Degree from Oregon State University. Prior to receiving his MBA, Mr. DeBo was Director of Operations for an adventure travel provider, and worked as a foreign market entry consultant for several firms. Mr. DeBo also works a NCAA Division 1 men’s basketball official.

All directors of the Company are elected at its annual meeting of stockholders to hold office until the next annual meeting of stockholders and until their successor is elected and qualified, or until such director’s earlier death, resignation or removal. All officers of the Company serve at the pleasure of the Board, subject to their contractual rights.

Removal of Directors

The Company’s Certificate of incorporation provides that any director or all the directors of a single class (but not the entire board of directors) of the Company may be removed, at any time, but only for cause and only by the affirmative vote of the holders of at least 2/3 of the voting power of the outstanding shares of capital stock of the Company entitled to vote generally in the election of directors cast at a meeting of the stockholders called for that purpose. Notwithstanding the foregoing, whenever the holders of any one or more series of preferred stock of the Company shall have the right, voting separately as a class, to elect one or more directors of the Company, the preceding provisions shall not apply with respect to the director or directors elected by holders of preferred stock.

Audit Committee

Our Audit Committee was established on May 31, 2006 pursuant to our Audit Committee Charter. The Audit Committee’s purpose is :

•
Being directly responsible for the appointment, compensation and oversight of the independent auditor, which shall report directly to the Audit Committee, including resolution of disagreements between management and auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work.

•	oversee management’s preparation of the Company’s financial statements and management’s conduct regarding the accounting and financial reporting processes;

•	oversee management’s maintenance of internal controls and procedures for financial reporting;

•	oversee the Company’s compliance with applicable legal and regulatory requirements, including without limitation, those requirements relating to financial controls and reporting;

•	oversee the independent auditor’s qualifications and independence;

•	oversee the performance of the independent auditors, including the annual independent audit of the Company’s financial statements;

•	prepare the report required by the rules of the SEC to be included in the Company’s proxy statement; and

•
discharge such duties and responsibilities as may be required of the Audit Committee by the provisions of applicable law or rule or regulation of the American Stock Exchange and the Sarbanes-Oxley Act of 2002.

The members of the Audit Committee are Paul Nussbaum, who serves as Chairman and Rodney Peacock, each of whom is an “independent director” under the standards of Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934, as amended. Mr. Nussbaum is our “audit committee financial expert” as defined by Section 407 of the Sarbanes-Oxley Act of 2002. We believe that the composition of our Audit Committee meets the requirements for independence under the current requirements of the Sarbanes-Oxley Act of 2002 and SEC rules and regulations. We believe that the functioning of the Audit Committee complies with the applicable requirements of the Sarbanes-Oxley Act of 2002, as well as SEC rules and regulations.

Compensation Committee

On October 19, 2004, we established a Compensation Committee. The Compensation Committee, which is made up of Messrs Nussbaum and Peacock, is responsible for, among other things, reviewing and evaluating all compensation arrangements for the executive officers of the Company and administrating the Company’s 2004 Employees, Directors, Officers and Consultants Stock Option and Stock Award Plan (the “2004 Plan”), as well as the Company’s fiscal 2006 Employees, Directors, Officers and Consultants Stock Option and Stock Award Plan (the “2006 Plan”). The Compensation Committee approved the restrictions contained in the definitive agreements relating to the issuance of the convertible secured loan note by us on February 21, 2008, which limits the amount of options which may be awarded during the term and the price at which such options may be issued.

ITEM 10. EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered for the fiscal years ended October 31, 2007 and 2006 by our executive officers. The following information includes the dollar value of base salaries, bonus awards, stock options grants and certain other compensation, if any, whether paid or deferred. Conversion rates were used for 2007 and 2006 of $1.9840 and $1.8097 to GBP 1 Pound, respectively.

Name and Principal Position	Year	Salary		Bonus	Restricted Stock Awards		Option Awards		All Other Compensation	Total
		($)		($)	($)		($) (2)		($) (3)	($)

Jason Reid President & Chief Executive Officer	2007 2006	350,000 250,000		-0- -0-	100,000 100,000	(5) (6)	-0- -0-		50,385 12,667	400,385 362,667
Blair Cunningham (1) Chief Technology Officer	2007 2006	175,000 144,072		-0- -0-	50,000 43,750	(7) (8)	-0- -0-		18,866 20,249	243,866 208,071
Anthony Davis (1) President US Operations	2007 2006	175,000 163,796		-0- -0-	50,000 43,750	(7) (8)	-0- -0-		11,962 10,858	236,962 218,404
Jody Frank Chief Financial Officer	2007 2006	104,808 -0-	(4)	-0- -0-	12,908 -0-	(9)	281,243 -0-	(10)	1,750 -0-	400,709 -0-

(1) A portion of these amounts were paid in UK Pounds (the conversion rate used in this table for these amounts is stated above).
(2) Amount represents the aggregate grant date fair value computed in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). Information regarding the assumptions made in the valuation reported and material terms of each grant are incorporated herein by reference from “Note 4 Capital Stock” to our Consolidated Financial Statements for the Year Ended October 31, 2006.
(3) All other compensation consisted of car allowances, re-location expenses, disability payments, health insurance, pension benefits and/or pay for vacation not taken.
(4) Jody Frank is getting paid at the annual rate of $350,000. However, he started his employment with the company in July 2007, hence the values shown are pro-rated for this period.
(5) Comprising 80,317 shares valued at $100,000.
(6) Comprising 140,000 shares valued at $100,000.
(7) Comprising 40,159 shares valued at $50,000.
(8) Comprising 50,000 shares values at $43,750.
(9) Comprising 12,908 shares valued at $14,400.
(10) Comprising 237,500 options issued at $1.30, and vesting 34% on immediately, 33% in 2008 and 33% in 2009.

(3)	Comprising 400,000 options valued based on the date of issue using Black Scholes method and booked in our accounts as an expense.

(4)	Comprising 200,000 options valued based on the date of issue using Black Scholes method and booked in our accounts as an expense.

(5)	Comprising 150,000 options valued based on the date of issue using Black Scholes method and booked in our accounts as an expense.

(6)	Comprising 150,000 options valued based on date of issue using Black Scholes method and booked in our accounts as an expense.

(7)	Comprising 150,000 options valued based on date of issue using Black Scholes method and booked in our accounts as an expense.

(8) (8(a)	Comprising 140,000 shares valued at $100,000 and

(9)	Comprising 50,000 shares, half of which is valued at $0.50 and half at $1.25

(10)	Comprising 50,000 shares, half of which is valued at $0.50 and half at $1.25

(11)	Comprising 25,000 shares valued at $1.25

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007*
Option Awards

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)
Jason Reid President and Chief Executive Officer	400,000			$1.00	May 2010
Blair Cunningham Chief Technology Officer	200,000			$1.00	May 2010
Anthony Davis President US Operations	150,000			$1.00	May 2010
Geoff Turner President European Operations	150,000			$1.00	November 2010
Frank Moore Senior VP Government Relations	100,500	49,500	**	$1.00	May 2011
Angus Lugsdin Senior VP Market Development	100,000			$1.00	May 2010

* In accordance with the rules promulgated by the Securities and Exchange Commission, certain columns relating to information that is not applicable have been omitted from this table.

** Options vest May 1, 2008.

DIRECTOR COMPENSATION  *
(During Last Completed Fiscal Year)

Name (a)	Fees Earned or Paid in Cash ($) (b)		Stock Awards ($) (c)		Option Awards ($) (d) (4)		Total ($) (j)
Paul Nussbaum	$30,000	(2)	$30,000	(5)	$109,573	(4a)	$169,573
Rodney Peacock	$20,000	(3)	$20,000	(6)	$73,049	(4b)	$113,049

 * In accordance with the rules promulgated by the Securities and Exchange Commission, certain columns relating to information that is not applicable have been omitted from this table.

(2)	Consists of an annual retainer in the amount of $45,000 and $3,750 per board meeting attended. Half of these amounts is payable in the Company’s Stock

(3)	Consists of an annual retainer in the amount of $25,000 and $3,750 per board meeting attended. Half of these amounts is payable in the Company’s Stock.

(4a)	Comprising 75,000 options valued based on date of issue using Black Scholes method and booked into our accounts as an expense.

(4b)	Comprising 50,000 options valued based on date of issue using Black Scholes method and booked into our accounts as an expense.

(5)	Consist of 24,095 shares.

(6)	Consist of 15,532 shares.

Compensation of Directors

Pursuant to Agreements dated January 26, 2005 with our non-employee directors, Paul Nussbaum and Rodney Peacock, each receives a fee of $2,500 per board and committee meeting attended (which amount was increased to $3,750 per meeting starting November 1,2006) and are reimbursed for expenses incurred in connection with attending board and committee meetings. Our board chairman receives an annual retainer of $40,000 and Mr. Peacock receives an annual retainer of $20,000. Messrs. Nussbaum and Peacock received 100,000 shares and 150,000 shares, respectively, on January 26, 2005. On May 1, 2005, each director also received five-year options to purchase 200,000 shares of our common stock, exercisable at $1.00 per share, and vesting 34% immediately, and 33% on the first and second anniversaries of the award. Messrs. Nussbaum and Peacock will receive options to purchase 75,000 shares and 50,000 shares, respectively, at the first board meeting in each fiscal year, at an exercise price to be established by the Board. Each director is also entitled while serving as a director and for a period of three years thereafter, to participate in directors and officers liability insurance and to indemnification of all costs and expenses, including cost of legal counsel, selected and retained by the director, in connection with any action, suit or proceeding to which the director may be a party by reason of the director, acting in such capacity. All options, granted but not vested to Messrs. Nussbaum and Peacock unless exercised terminate at such time as the individual is no longer serving as a director.

The Compensation Committee awarded the following increases on November 1, 2006 (i) fees for each board and committee meeting to $3,750. Mr. Nussbaum was also awarded an increase on annual retainer of $5,000 making his current annual retainer $45,000 and similarly Mr. Peacock was awarded an increase on his annual retainer of $5,000 making his current annual retainer of $25,000. Both Mr. Nussbaum and Mr. Peacock payments made under the retainers are half cash and half common stock.

For the fiscal year commencing November 1, 2007, the Compensation Committee reviewed the fee arrangements for directors. The Board Meeting fees were reduced from $3,750 to $1,875. Half of this amount is payable in the Company’s stock.

Employment Agreements

Jason Reid

On April 1, 2005, the Company entered into an Employment Agreement with Jason Reid. The Agreement commenced on April 1, 2005 and has an indefinite term until terminated pursuant to said Agreement. Mr. Reid agreed to serve as President and Chief Executive Officer. Pursuant to said Agreement, we are paying Mr. Reid a base annual salary of $250,000 from April 1, 2005 through October 31, 2006. Thereafter, Mr. Reid shall be entitled to receive an annual cash and stock incentive bonus for each fiscal year based upon a level of accomplishment of management and performance objectives as established by the Compensation Committee subject to a minimum bonus of $50,000 for the preceding year on the basis that the Employment Agreement is renewed after each one year term. At its meeting held in October 2006 and in accordance with its remit the Compensation Committee approved an increase in the base annual salary to $350,000 effective 1 November 2006. The bonus stipulated for 2005-06 was waived

At the end of each quarter during the contract, Mr. Reid shall be entitled to receive a restricted stock grant of $25,000 paid in common stock. The value shall be calculated using the average closing price for each trading day in that quarter unless in the opinion of the Compensation Committee the market for the Company’s common Stock lacks sufficient liquidity to establish a market price in which event the value for the common stock for that quarter will be $1.00 per share. Mr. Reid is entitled to 40 business days vacation for each calendar year, reimbursement for business expenses, entitled to directors and officers liability insurance during his employment with the Company and for a period of three years after termination, is entitled to receive up to $15,000 for relocation expenses to New York and up to $850 per month in lieu of specific reimbursement expenses for use of a personal vehicle and indemnification to the maximum extent permitted by law against all costs and expenses incurred by him, including cost of his legal counsel. Mr. Reid is also entitled to participate in all Company life, health and disability insurance, pension, deferred compensation and incentive plans, options and awards, performance bonuses and other benefits extended by the Company as a matter of policy to its executive employees. He shall also be entitled to, at the Company’s cost, to the benefit of a disability insurance policy or plan during his employment.

For the current fiscal year, the Compensation Committee decided that whilst Mr. Reid’s remuneration package would remain the same, the breakdown would be changed as follows: Basic Pay (cash $375,000 instead of $350,000) and stock $75,000 instead of $100,000. Mr. Reid’s employment contract is deemed amended in these respects.

Anthony Davis

On July 1, 2005, the Company entered into an Employment Agreement with Anthony Davis. The Agreement commenced on July 1, 2005 and has an indefinite term until terminated pursuant to said Agreement. Mr. Davis agreed to serve as Senior Vice-President, Commercial Division (now President of US Operations) . Pursuant to said Agreement, we are paying Mr. Davis a base annual salary of approximately $150,000, which is subject to increase at the discretion of the Compensation Committee. In addition, Mr. Davis is entitled to receive an annual cash and stock incentive bonus for each fiscal year based upon a level of accomplishment of management and performance objectives as established by the Compensation Committee. At its meeting held in October 2006 and in accordance with its remit the Compensation Committee approved an increase in the base annual salary to $175,000 effective 1 November 2006.

Mr. Davis is entitled to receive 50,000 shares of the Company’s common stock for services performed through October 31, 2006 and thereafter $50,000 of common stock annually, paid quarterly. Mr. Davis is entitled to 35 business days vacation for each calendar year, reimbursed for business expenses, entitled to directors and officers liability insurance during his employment with the Company and for a period of three years after termination, shall receive a mutually agreed upon amount of relocation expenses to New York and either provided with a vehicle or up to $5,000 per annum in lieu of specific reimbursement expenses for use of a personal vehicle and indemnification to the maximum extent permitted by law against all costs and expenses incurred by him, including cost of his legal counsel. Mr. Davis is also entitled to participate in all Company life, health and disability insurance, pension, deferred compensation and incentive plans, options and awards, performance bonuses and other benefits extended by the Company as a matter of policy to its executive employees. He shall also be entitled to, at the Company’s cost, to the benefit of a disability insurance policy or plan during his employment.

Blair Cunningham

On July 1, 2005, the Company entered into an Employment Agreement with Blair Cunningham. The Agreement commenced on July 1, 2005 and has an indefinite term until terminated pursuant to said Agreement. Mr. Cunningham agreed to serve as Senior Vice-President, Products Division (now Chief Technology Officer). Pursuant to said Agreement, we are paying Mr. Cunningham a base annual salary of approximately $150,000, which is subject to increase at the discretion of the Compensation Committee. Mr. Cunningham shall be entitled to receive an annual cash and stock incentive bonus for each fiscal year based upon a level of accomplishment of management and performance objectives as established by the Compensation Committee. At its meeting held in October 2006 and in accordance with its remit the Compensation Committee approved an increase in the base annual salary to $175,000, effective 1 November 2006.

Mr. Cunningham is entitled to receive 50,000 shares of the Company’s common stock for services performed through October 31, 2006 and thereafter $50,000 of common stock annually, paid quarterly. Mr. Cunningham is entitled to 40 business days vacation for each calendar year, reimbursed for business expenses, entitled to directors and officers liability insurance during his employment with the Company and for a period of three years after termination, shall receive a mutually agreed upon amount of relocation expenses to New York and either provided with a vehicle or up to $5,000 per annum in lieu of specific reimbursement expenses for use of a personal vehicle and indemnification to the maximum extent permitted by law against all costs and expenses incurred by him, including cost of his legal counsel. Mr. Cunningham is also entitled to participate in all Company life, health and disability insurance, pension, deferred compensation and incentive plans, options and awards, performance bonuses and other benefits extended by the Company as a matter of policy to its executive employees. He shall also be entitled to, at the Company’s cost, to the benefit of a disability insurance policy or plan during his employment.

Frank B. Moore

On May 1, 2006, the Company entered into an Employment Agreement with Frank B. Moore. The Agreement commenced on May 1, 2006 and has an indefinite term until terminated pursuant to said Agreement. Mr. Moore agreed to serve as Senor Vice-President, Government Relations. Pursuant to said Agreement, we are paying Mr. Moore a base annual salary of approximately $150,000, which is subject to increase at the discretion of the Compensation Committee. Mr. Moore shall be entitled to receive an annual cash and stock incentive bonus for each fiscal year based upon a level of accomplishment of management and performance objectives as established by the Compensation Committee. At its meeting held in October 2006 and in accordance with its remit the Compensation Committee approved an increase in the base annual salary to $175,000 effective 1 November 2006.

Mr. Moore is entitled to receive 25,000 shares of the Company’s common stock for services performed through October 31, 2006 and thereafter $50,000 of common stock annually, paid quarterly. Mr. Moore is entitled to 30 business days vacation for each calendar year, reimbursed for business expenses, entitled to directors and officers liability insurance during his employment with the Company and for a period of three years after termination, shall be provided with either a vehicle or paid up to $5,000 per annum in lieu of specific reimbursement expenses for use of a personal vehicle and indemnification to the maximum extent permitted by law against all costs and expenses incurred by him, including cost of his legal counsel. Mr. Moore is also entitled to participate in all Company life, health and disability insurance, pension, deferred compensation and incentive plans, options and awards, performance bonuses and other benefits extended by the Company as a matter of policy to its executive employees. He shall also be entitled to, at the Company’s cost, to the benefit of a disability insurance policy or plan during his employment.

Angus Lugsdin

On July 1 2005, the Company entered into an Employment Agreement with Mr. Angus Lugdin. The Agreement commenced on July 1, 2005 and has an indefinite term until terminated pursuant to said Agreement. Mr. Lugsdin, at the date of the employment agreed to serve as Vice President, Strategic Business Development. Since then Mr. Lugdin has been promoted to Senior Vice President, Market Development and the said employment agreement is deemed amended from 1 November 2007. Pursuant to said Agreement, we are paying Mr. Lugsdin a base annual salary of approximately $175,000, which is subject to increase at the discretion of the Compensation Committee. Other terms relating to his compensation package are: entitlement to (i) receive $50,000 shares of the Company’s common stock issued quarterly following Board approval; (ii) a minimum of 30 business days vacation for each calendar year; (iii) Reimbursement against submission of proper receipts for business expenses; (iv) directors and officers liability insurance during his employment with the Company and for a period of three years after termination, and indemnification to the maximum extent permitted by law against all costs and expenses incurred by him, including cost of his legal counsel; (vi) participate in all Company life, health and disability insurance, pension, deferred compensation and incentive plans, options and awards, performance bonuses and other benefits extended by the Company as a matter of policy to its executive employees; (vi) at the Company’s cost, to the benefit of a disability insurance policy or plan during his employment; (vii) to receive annual cash and stock incentive bonus for each fiscal year based upon a level of accomplishment of management and performance objectives as established by the Compensation Committee.

Geoff Turner

On November 1, 2006, the Company entered into a one year Consulting Agreement with Taktos Ltd., a United Kingdom corporation owned by Geoff Turner. The Agreement requires Taktos Ltd. to provide the services of Geoff Turner during the term of the Agreement to provide the following services:

(a)	assist the Company’s Management with the analysis and effective and optimal implementation of its business plan;
(b)	oversee the Company’s European operations and performance of the Group;
(c)	explore acquisitions, strategic alliances, partnering opportunities and other cooperative ventures within and without its industry focus;
(d)	evaluate possible acquisitions and strategic strategies and partnering candidates, including the evaluation of targets and the structuring of related transactions; and
(e)	advise and consult with executive officers with respect to any of the above described matters.

The Company is paying approximately $178,000 per annum to the consultant for providing the services of Mr. Turner. Consultant is also entitled to reimbursement of travel and other expenses. Pursuant to a separate option agreement with Mr. Turner who serves as an executive officer, the Company has granted him five year options to purchase 150,000 shares of common stock with 34% having invested on November 1, 2005 and with 33% vesting on each on each of November 1, 2006 and 2007. He is also entitled to directors and officers liability insurance during his tenure as an executive officer with the Company and for a period of three years after termination. The Remuneration Committee approved in October 2006 the renewal of this contract and approved an increase in the compensation package paid for the services of Mr. Turner and with effect from 1 November 2006 we are paying Taktos Limited $178,000 for his services.

Jody Frank

Effective July 16, 2007, the Company entered into an Employment Agreement with Jody Frank to act as our Chief Financial Officer. The Agreement has an indefinite term until terminated pursuant to the terms of the Agreement. During the first two years of the Agreement, either party may only terminate the Employment Agreement for cause. Mr. Frank agreed to serve as Chief Financial Officer. Pursuant to said Agreement, we will be paying Mr. Frank a base annual salary of approximately $350,000, which is subject to increase at the discretion of the Compensation Committee. Mr. Frank will also be entitled to receive annual cash and stock incentive bonus for each fiscal year based upon a level of accomplishment of management and performance objectives as established by the Compensation Committee.

During the term of the Employment Agreement, Mr. Frank is also entitled to receive annually $50,000 shares of the Company’s common stock for services rendered, distributed quarterly. Mr. Frank is entitled to 30 days vacation for each calendar year, reimbursement for business expenses, and directors and officers liability insurance during his employment with the Company and for a period of three years after termination. The Company will also reimburse Mr. Frank for up to $5,000 per annum in lieu of specific reimbursement expenses for use of a personal vehicle. In addition, Mr. Frank is also entitled to participate in all Company life, health and disability insurance, pension, deferred compensation and incentive plans, options and awards, performance bonuses and other benefits extended by the Company as a matter of policy to its executive employees. He is also entitled, at the Company’s cost, to the benefit of a disability insurance policy or plan during his employment.

Scott DeBo

On April 6, 2007, our key subsidiary, Colmek Systems Engineering, entered into an Employment Agreement with Mr. Scott DeBo. The Agreement commenced on April 6, 2007 and has an indefinite term until terminated pursuant to said Agreement. Mr. DeBo agreed to serve as President and Chief Executive Officer of Colmek. Pursuant to said Agreement, we are paying Mr. DeBo a base annual salary of approximately $135,000 which is subject to increase at the discretion of the Colmek Compensation Committee. He is also entitled to certain incentive bonus for each fiscal year based upon certain performance related measures such as revenues and net profits achieved in the fiscal year by Colmek and ascertained from Colmek audited financials for the fiscal year in question.

Mr. DeBo is entitled to receive $40,000 shares of the Company’s common stock annually for services performed and a company car. He is entitled to 35 business days vacation for each calendar year, reimbursed for business expenses, entitled to directors and officers liability insurance during his employment with the Company and indemnification to the maximum extent permitted by law against all costs and expenses incurred by him, including cost of his legal counsel. Mr. DeBo is also entitled to participate in all Colmek’s life, health and disability insurance, pension, deferred compensation and incentive plans, options and awards, performance bonuses and other benefits extended by the Company as a matter of policy to its executive employees. He shall also be entitled, at the Company’s cost, to the benefit of a disability insurance policy or plan during his employment.
In respect of all the foregoing officers named, the Compensation Committee decided not to grant any increases in the level of compensation for the fiscal year 2007-8. The Compensation Committee also decided not to grant any more stock to these employees on a quarterly basis (as is provided in their contracts) but to grant options instead. Each of their employment contracts is deemed amended in this respect.
Termination provisions of the Employment Agreements of Messrs. Reid, Davis, Moore, Cunningham and DeBo

With the exception of the employment agreement between the Company and Mr. Jody Frank, under which neither party may terminate the agreement without cause for the first two years, the Company may terminate Executive’s employment at any time upon 90 days prior written notice, if such termination is for cause as defined in the Agreement. Executive may terminate his or her Employment Agreement without good reason upon giving the Company 90 days written notice or at the Company’s sole discretion, it may substitute 90 days salary in lieu of notice. Executive may also terminate his or her Employment Agreement upon written notice to the Company for good reason as defined in the Agreement. His or her Employment Agreement shall also terminate upon his or her death or, upon 30 days prior written notice of his or her disability, which lasts for a period of at least 90 days. In the event Executive’s employment is terminated for cause or without good reason, Executive shall be entitled to the following (“Minimum Termination Pay and Benefits”):

•	the unpaid portion of his or her base salary;
•	reimbursement for out-of-pocket expenses;
•	continued insurance benefits to the extent required by law;
•	payment of any vested but unpaid rights as required by any bonus or incentive pay or stock plan or any other employee benefit plan; and
•	any unpaid bonus or incentive compensation that was approved (except in the case of termination for cause).

In the event his or her termination is by the Company without cause or by Executive for good reason, he or she shall be entitled to the Minimum Termination Pay and Benefits in addition to the following:

•
a lump sum payment equal to one times the sum of (x) the Executive’s then current Base Salary and (y) the greater of (A) the average of the Executive’s bonuses (taking into account a payment of no bonus or a payment of a bonus of $0) with respect to the preceding three fiscal years (or the period of the Executive’s employment if shorter), (B) the Executive’s bonus with respect to the preceding fiscal year and (C) in the event that such termination of employment occurs before the first anniversary of the Commencement Date, the Executive’s annualized projected bonus for such year (the “Severance Payment”). The Severance Payment shall be paid to the Executive within 60 days following the Date of Termination;

•
continued payment by Coda Octopus for life, health and disability insurance coverage and salary and other benefits for the Executive and the Executive’s spouse and dependents for one year following the Date of Termination to the same extent that Coda Octopus paid for such coverage immediately prior to the termination of the Executive’s employment and subject to the eligibility requirements and other terms and conditions of such insurance coverage, provided that if any such insurance coverage shall become unavailable during the one year period, Coda Octopus thereafter shall be obliged only to pay to the Executive an amount which, after reduction for income and employment taxes, is equal to the employer premiums for such insurance for the remainder of such severance period; and

•
vesting as of the Date of Termination in any unvested portion of any stock option, restricted stock and any other long term incentive award previously issued to the Executive by Coda Octopus. Each such stock option must be exercised by the Executive within 180 days after the Date of Termination or the date of the remaining option term, if earlier.

Termination Following Change in Control

If during the employment period and within 12 months following a change in control as defined in the Employment Agreement, Coda Octopus (or its successor) terminates the Executive’s employment without cause or the Executive terminates his or her employment for Good Reason, or the Executive, by notice given during the 90 day period commencing on the three-month anniversary of the date of the Change in Control (the “Notice Period”), terminates his or her employment for any reason, which termination shall be effective on the last day of the Notice Period, the Executive shall be entitled to receive the same termination pay and benefits as if he or she were terminated by the Company without cause or by the Executive for good reason, plus a Tax Gross-up Payment. In the event that any termination payment or any insurance benefits, accelerated vesting, pro-rated bonus or other benefit payable to the Executive (under the Employment Agreement or otherwise), constitute “parachute payments” within the meaning of Section 280G (as it may be amended or replaced) of the Internal Revenue Code of 1986, as amended (the “Code”) and are subject to the excise tax imposed by Section 4999 (as it may be amended or replaced) of the Code (“the Excise Tax”), then Coda Octopus shall pay to the Executive an additional amount (the “Gross-Up Amount”) such that the net benefits retained by the Executive after the deduction of the Excise Tax (including interest and penalties) and any federal, or local income and employment taxes (including interest and penalties) upon the Gross-Up Amount shall be equal to the benefits that would have been delivered hereunder had the Excise Tax not been applicable and the Gross-Up Amount not been paid.

Termination Provisions of Consulting Agreement Geoff Turner

Consulting Agreement with Taktos Limited under which the services of Mr. Turner are provided stipulates that the agreement continues unless terminated by either party giving 3 months notice in writing.

Stock Option Plans

2004 Plan

In October 2004, the Board approved and on June 27, 2006, the stockholders ratified the Company’s 2004 Employees, Directors, Officers and Consultants Stock Option and Stock Award Plan(the “2004 Plan”), which provides for, among other things, the award of up to 2,500,000 shares of Common Stock.

Pursuant to the 2004 Plan, officers, employees, directors and consultants of the Company and certain of its subsidiaries are eligible to receive awards of stock options and restricted stock. Options granted under the 2004 Plan may be or non-qualified stock options (“NQSOs”). Restricted stock may be granted in addition to or in lieu of any other award made under the 2004 Plan.

The maximum number of shares of Common Stock reserved for the grant of awards under the 2004 Plan is 2,500,000. Such share reserves are subject to further adjustment in the event of specified changes to the capital structure of the Company. The shares may be made available either from the Company’s authorized but unissued capital stock or from capital stock reacquired by the Company.

The Compensation Committee of the Board of Directors administers the 2004 Plan. Subject to the provisions of the plan, the Compensation Committee will determine the type of awards, when and to which executives awards will be granted, the number of shares covered by each award and the terms, provisions and kind of consideration payable (if any), with respect to awards. The Compensation Committee may interpret the plan and may at any time adopt such rules and regulations for the plan as it deems advisable, including the delegation of certain of its authority. In determining the persons to whom awards shall be granted and the number of shares covered by each award, the Compensation Committee takes into account the duties of the respective persons, their present and potential contributions to the success of the Company and such other factors as the Compensation Committee deems relevant.

The Compensation Committee may provide for the payment of the option price in cash, by delivery of common stock having a fair market value equal to such option price, by delivery of options or warrants having an intrinsic value equal to such option price or by a combination thereof or by any other method. Options granted under the 2004 Plan will become exercisable at such times and under such conditions as the Compensation Committee shall determine.

The Board of Directors may at any time and from time to time suspend, amend, modify or terminate the 2004 Plan; provided, however, that, to the extent required by any other law, regulation or stock exchange rule, no such change shall be effective without the requisite approval of the Company’s stockholders. In addition, no such change may adversely affect an award previously granted, except with the written consent of the grantee.

The Company has issued all the options allowable under the 2004 Plan and all of said options are Non-qualified options as stockholder approval of the 2004 Plan was not obtained within one year of Board approval, as required under the Internal Revenue Code of 1986, as amended.

2006 Plan

On March 2, 2006, the Board approved and on June 27, 2006, the stockholders ratified the Company’s 2006 Employees, Directors, Officers and Consultants Stock Option and Stock Award Plan (the “2006 Plan”), which provides for, among other things, the award of up to 2,500,000 shares of Common Stock.

Pursuant to the 2006 Plan, officers, employees, directors and consultants of the Company and certain of its subsidiaries are eligible to receive awards of stock options and restricted stock. Options granted under the 2006 Plan may be ISOs or non-qualified stock options (“NQSOs”). Restricted stock may be granted in addition to or in lieu of any other award made under the 2006 Plan.

The maximum number of shares of Common Stock reserved for the grant of awards under the 2006 Plan is 2,500,000. Such share reserves are subject to further adjustment in the event of specified changes to the capital structure of the Company. The shares may be made available either from the Company’s authorized but unissued capital stock or from capital stock reacquired by the Company.

The Compensation Committee of the Board of Directors administers the 2006 Plan. Subject to the provisions of the plan, the Compensation Committee will determine the type of awards, when and to which executives awards will be granted, the number of shares covered by each award and the terms, provisions and kind of consideration payable (if any), with respect to awards. The Compensation Committee may interpret the plan and may at any time adopt such rules and regulations for the plan as it deems advisable, including the delegation of certain of its authority. In determining the persons to whom awards shall be granted and the number of shares covered by each award, the Compensation Committee takes into account the duties of the respective persons, their present and potential contributions to the success of the Company and such other factors as the Compensation Committee deems relevant.

An option may be granted on such terms and conditions as the Compensation Committee may approve, and generally may be exercised for a period of up to ten years from the date of grant. Generally, ISOs will be granted with an exercise price at the minimum equal to the “Fair Market Value” on the date of grant. In the case of ISOs, certain limitations will apply with respect to the aggregate value of option shares which can become exercisable for the first time during any one calendar year, and certain additional limitations will apply to ISOs granted to “Ten Percent Stockholders” of the Company (as defined in the 2006 Plan). The Compensation Committee may provide for the payment of the option price in cash, by delivery of common stock having a fair market value equal to such option price, by delivery of options or warrants having an intrinsic value equal to such option price or by a combination thereof or by any other method. Options granted under the 2006 Plan will become exercisable at such times and under such conditions as the Compensation Committee shall determine.

The Board of Directors may at any time and from time to time suspend, amend, modify or terminate the 2006 Plan; provided, however, that, to the extent required by any other law, regulation or stock exchange rule, no such change shall be effective without the requisite approval of the Company’s stockholders. In addition, no such change may adversely affect an award previously granted, except with the written consent of the grantee.

As of October 31, 2007, we had granted non-qualified options to purchase an aggregate of 4,535,900 shares of its common stock at exercise prices ranging from $1.00 per share to $1.80 per share, of which 3,484,100 have vested.

New Stock Option Plan

Under the Subscription Agreement entered into between the Company and The Royal Bank of Scotland, plc on February 21, 2008, there are certain restrictions on the adoption of new Stock Option Plan by the Company. In particular, until the redemption of the notes, the Company may only adopt new stock option plans on substantially similar to terms to its existing stock option plan 2006 and it may not issue stock options at a price which is less than $1.05.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our common stock are required to report their ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain reporting persons that no other reports were required, we believe that during our fiscal year ended October 31, 2007, all reporting persons timely filed all such reports.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 15, 2008 regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock. The percentage ownership in this table is based on 48,279,056 shares issued and outstanding as of February 15, 2008.

Unless otherwise indicated, the address of each beneficial owner is in care of the Company, 164 West 25th Street, 6th Floor, New York, NY 10001. Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address of Beneficial Owner (1)	Amount and Nature Of Beneficial Ownership of Common Stock (2)	Percent of Common Stock
Jason Reid (3)	23,726,643	46. 1%
Paul Nussbaum (4)	644,095	1.3%
Rodney Peacock (5)	517,064	*
Blair Cunningham (6)	490,159	*
Anthony Davis (7)	390,159	*
Frank B. Moore (8)	215,159	*
Geoff Turner (9)	190,159	*
Scott Debo (10)	157,492	*
Jody Frank (11)	187,908	*
Angus Lugsdin (13)	237,587
Vision Opportunity Master Fund Limited (12) 317 Madison Avenue, Suite 1220 New York, NY 10017	5,157,472	9.9%

All Directors and Executive Officers as a Group (eight persons):	26,756,425	50. 3%

*   Less than 1%.
(1) Unless otherwise indicated, the address of all individual and entities listed below is c/o Coda Octopus Group, Inc. 164 West 25th Street, 6th Floor, New York NY10001.
(2) The number of shares indicated includes (i) shares issuable upon the exercise of outstanding stock options or warrants held by each individual or group to the extent such options and warrants are exercisable within sixty days of February 15, 2008 and (ii) shares of restricted stock, including restricted stock awards issuable within 60 days of February 15, 2008.
(3) Includes the following: (i) 400,000 shares issuable upon exercise of options, (ii) 19,523,251 shares and 2,746,418 shares issuable upon exercise of warrants held by Fairwater Technology Group Ltd., of which Mr. Reid may be deemed to be a control person, and (iii) 280,720 shares and 50,000 shares issuable upon exercise of warrants held by Softworks Business Systems Solutions Limited, of which Mr. Reid may be deemed to be a control person; includes 511,266 shares held by Mr. Jason Reid, and (iv) includes 172,540 held by Mr. Reid’s wife and (v) includes 23,364 shares earned during the quarter ended October 31, 2007 that have not been issued to date.
(4) Includes 275,000 shares issuable upon exercise of options and 60,000 shares issuable upon the exercise of two five year warrants and 7,009 shares earned during the quarter ended October 31, 2007 that have not been issued to date .
(5) Includes 250,000 shares issuable upon exercise of options and 4,673 shares earned during the quarter ended October 31, 2007 that have not been issued to date
(6) Includes 200,000 shares issuable upon exercise of options and 50,000 shares held by Softworks Limited of which Mr. Cunningham is a director and 11,682 shares earned during the quarter ended October 31, 2007 that have not been issued to date.
(7) Includes 150,000 shares issuable upon exercise of options and 11,682 shares earned during the quarter ended October 31, 2007 that have not been issued to date.
(8) Includes 150,000 shares issuable upon exercise of options and 11,682 shares earned during the quarter ended October 31, 2007 that have not been issued to date.
(9) Includes 150,000 shares issuable upon exercise of options and 11,682 shares earned during the quarter ended October 31, 2007 that have not been issued to date.
(10) Includes 80,000 shares issuable upon exercise of options and 9,346 shares earned during the quarter ended October 31, 2007 that have not been issued to date.
(11) Consist of 175,000 shares issuable upon exercise of options, 1,226 shares issued in quarter ended July 31,2007 and 11,682 shares earned during the quarter ended October 31, 2007 that have not been issued to date. Does not include 350,000 shares issuable upon options, 175,000 of which will vest in March 2008, and the balance of which will vest in March 2009.

(12) Includes 746,572 shares issuable upon exercise of warrants. Does not include 8,453,428 additional shares issuable upon exercise of warrants that it is not permitted to exercise under the terms of the warrants. The warrants contain a provision that limits exercise of the warrants to the extent that its ownership percentage would exceed 9.9% of our issued and outstanding common stock of the Company. Adam Benowitz, portfolio manager, has investment and dispositive power of the shares held by this entity.
(13) Includes 100,000 shares issuable upon exercise of options and 11,682 shares earned during the quarter ended October 31, 2007 that have not been issued to date.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since August 2004, our principal stockholder is Fairwater Technology Group Ltd. The voting shares of Fairwater Technology are controlled 54.8% by Jason Reid, who also beneficially owns 57.9% of the non-voting preferred shares of Fairwater Technology Group Limited. The balance of the voting and non-voting shares of Fairwater is principally owned by members of Mr. Reid’s family.

Between June 2006 and January 2007, we sold to Vision Opportunity Masters Fund, Ltd., 46,000 shares of Series B preferred Stock and 650,000 shares of common stock for a total of $4,600,000. We also granted five-year warrants to purchase an aggregate of 9,200,000 shares of Common Stock at an exercise price ranging from $1.30 to $1.70 per share. In accordance with Emerging Issues Task Force (“EITF”) No.00-27, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled approximately $3,261,016, using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of approximately $1,338,985 to the Series B preferred shares based upon the difference between the conversion price of those shares and the closing price of our common shares on the date of issuance, limited to the proceeds attributable to the sale of the preferred shares. The warrants contained cashless exercise provisions, anti-dilution provisions in the event of stock splits, stock dividends, combinations, reclassifications and the like and sales of stock below the exercise price. The cashless exercise provisions have now been amended by way of agreement between the parties in March 2007. The warrants are also redeemable on the fifth anniversary from the date of grant at an amount equal to three times the conversion price. We also granted Vision a nine month option to subscribe for and purchase up to 10,000 Units consisting of one share of Series B Preferred Stock, one Series A Warrant and one Series B Warrant at a purchase price of $100.00 per Unit. This option has now been exercised. At the time of Vision’s purchase of our securities, it also entered into a registration rights agreement for us to register the resale of Vision’s shares of Common Stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Series A and Series B Common Stock Warrants. The agreement had provided for this be filed within 75 days of the closing date and effective within 175 days after the closing date. The Unit Purchase Warrant also contains certain registration rights to file within 45 days after the Unit Purchase Warrant is exercised in whole or in part, but not more than two registration statements and to have the registration statement declared effective within 135 days after the Unit Purchase Warrant is partially or fully exercised. Contemporaneously with Vision’s purchase of securities, Mr. Jason Reid, Mr. Bill Ahearn (now deceased) and the Company entered into lock-up agreements that have now expired.

In March 2007, the Company and Vision entered into an Amendment of the Securities Purchase Agreement whereby, amongst other things, the obligations of the Company to register the securities sold were waived and deemed to have effect from the inception of the parties’ agreement. Vision also entered into an agreement for the lock up of all its securities for a period of 12 months from March 21, 2007. Between March 2007 and May 2007, Vision exercised its rights to convert its preferred stock into the Company’s Common Stock and 27,819 shares of Series B Preferred Stock were converted into 2,781,900 shares of the Company’s Common Stock. Further, pursuant to the terms of the private offering of the Company that was completed in April 2007, the Company on May 10, 2007, repurchased 18,181 shares of Series B Preferred Stock from Vision at a purchase price of $110 per share. A total of $1,999,910 was paid for the repurchase of these shares. Vision paid an aggregate of $1,818,100 for these shares at the time of purchase, which included warrants, as discussed in the previous paragraph. As discussed further in the previous paragraph, these warrants were valued at $3,261,016 on the date of purchase by Vision. The repurchased shares of Series B Preferred Stock were cancelled by the Company. The repurchase was financed from the proceeds of the private offering completed in April 2007 and accords with the use of proceeds provision in the offering. The warrants that were issued still remain in Vision’s ownership.

In May 2006 we issued warrants to purchase 250,000 of our shares of common stock at a purchase price of $0.50 per share to Mr. Joel Pensley who was then an executive officer of the Company. These warrants were valued at approximately $122,228.

In April 2007 all officers and directors of the Company entered into lock-up agreements to prohibit the resale of the Common Stock until the 12 month anniversary after an effective registration statement for the offering which is the subject matter of this registration statement.

In April 2007, Fairwater Technology Group Limited exercised the option to convert 15,000 shares of its Series A Sterling Denominated Preferred stock, which Fairwater Technology had purchased from the Company in October 2005 for £1,500,000, equivalent to approximately $2,655,000, based upon a conversion ratio of $1.77 for each UK Pound at the time of the investment, and 914.8 Series A $ Denominated Preferred Stock purchased from the Company in April 2006 for a total consideration of $91,418. In consideration for early conversion, the Company granted Fairwater Technology Group Limited two five year warrants to purchase 1,373,209 of its shares of common stock at a purchase price of $1.30 and 1,373,209 at a purchase price of $1.70. These warrants were valued at approximately $2,991,099.

In April 2007, as consideration for two officers of the Company early conversion of 820 Series A Preferred Stock, we issued to them 5 year warrants to purchase 82,000 shares of our common stock at a purchase price ranging from $1.30 to $1.70 per share. The warrants were valued at $89,305.

Our wholly owned subsidiary Coda Octopus (UK) Holdings Limited (guaranteed by the Company) entered into an acquisition agreement on June 26, 2006 for the sale and purchase of the entire issued outstanding share capital of Martech Systems (Weymouth) Limited. Pursuant to this agreement certain parts of the purchase price remain outstanding and in this regard we are indebted to the sellers of Martech Systems (Weymouth) Limited: Mr. Colin Richard Pegrum, Mr. Barry Granville Brookes, Mr. Lawrence Lucian Short, Mrs. Elizabeth Short, Mrs. Janice Brookes and Mrs. Jennifer Pegrum for an amount of £200,000 or $392,000 (using an exchange rate of $1.96) which, under the terms of the acquisition agreement is due to be paid on June 26, 2007 (first anniversary of closing). This amount is guaranteed by Coda Octopus Group, Inc. The Dollar amount disclosed is subject to exchange rate fluctuations. Mr. Colin Richard Pegrum, Mr. Barry Granville Brookes and Mr. Lawrence Lucian Short each serve as Directors on the Board of Directors of Martech and are considered key employees of Martech. These outstanding amounts were paid by us on June 26, 2007 and as such the Company is released from the guarantee for these amounts.

Our wholly owned subsidiary Coda Octopus (US) Holdings, Inc entered into an acquisition agreement on April 6, 2007 for the sale and purchase of the entire issued and outstanding share capital of Colmek Systems Engineering. Pursuant to this agreement certain parts of the purchase price remain outstanding and in this regard our wholly owned subsidiary is indebted to the sellers of Colmek Systems Engineering (now a wholly owned subsidiary of the Company) an amount of $700,000 which, under the terms of the acquisition agreement is due to be paid on April 6, 2008 (first anniversary of closing). We also are also under an obligation to issue up to another 42,910 shares as part of the purchase price. This is also subject to the pledge. This amount is guaranteed by the Company and is secured by a pledge in favor of the Colmek sellers, and is also guaranteed by Coda Octopus Group, Inc. Certain of the sellers to whom this amount is owed are key employees within Colmek.

We and our affiliates have entered into a Security Agreement with the United States Department of Defense, under which we agree to exercise limited control over our wholly owned subsidiary Colmek, in respect of US government classified or restricted information, materials or property. Under this Agreement, all members of the Colmek Board must be US Citizen and comply with certain conditions under the National Industrial Security Program.

During January 2008, we issued to the holders of our 12% Preferred Stock, all of whom are affiliates of the Company, an aggregate of 28,288 shares of Common Stock in payment of cumulative dividends due on the Preferred Stock between 2006 and 2007. All shares were issued at a price ranging from $1.07 to $1.55 per share, representing the average stock price for the relevant period.

In February 2008 all directors entered into lock-up agreements to restrict the resale of any of the Company’s common stock held by them for four years. The lock period shall cease upon the full redemption or conversion of the notes. During the lock period and subject to compliance with any other contractual obligations, each executive may sell up to 10% or 50,000 of their common stock (whichever is greater). .

Other Transactions with our President and Chief Executive Officer and his Affiliates.

Since the beginning of our last fiscal year we have been party to the following additional transactions involving Jason Reid, our President and Chief Executive Officer, and his affiliates:

•
At October 31, 2005 we owed $70,584 to Weight Management Group Limited, a UK Company of which Mr. Reid is Director and Principal Stockholder, for certain services provided, including insurance, healthcare, recharged expenses, vehicle contract hire and administrative services. This balance increased by approximately $5,566 as a result of fluctuating exchange rates, to $76,150 by October 31, 2006.

Since October 31, 2006, the amount outstanding to Weight Management Group Limited has been transferred to Weight Management (UK) Ltd (see below), leaving no balance outstanding with this company at October 31, 2007.

•
As of October 31, 2005, we owed an amount of $351,302 to Softworks Limited, a Scottish company of which Mr. Reid is a Director and Principal Stockholder and of which Blair Cunningham, one of our executive officers, is a Director.   During the year ended October 31, 2005, Softworks Limited provided to us consultancy and programming services valued at $218,488, including services provided by Mr. Blair Cunningham and associated expenses for these services. Between November 2005 and July 2006, we provided Softworks Limited with technical support services valued at $85,056.  Softworks Limited also loaned us a cash sum of $19,667 over the course of that year. We also received cash totaling $69,108 in connection with receivables assigned to us by Softworks Limited. A total of $520,289 was repaid to Softworks Limited on our behalf by Dr R M Reid and Graham Reid, both family members of Jason Reid, in consideration for which we issued to these individuals 4,029.70 shares of Series A Preferred Stock. Of the remaining outstanding amount, $51,121 was converted into 500 shares of Series A Preferred Stock with an estimated fair value of $20,000, which has since been converted into 50,000 shares of our common stock.  In consideration for this early conversion, we also issued warrants to purchase 50,000 shares of common stock at a price ranging from $1.30 and $1.70. These warrants were valued at approximately $54,455. Allowing for a currency translation gain of $783, this left a balance due to Softworks of $1,316, which we repaid in cash on July 31, 2007. There is no balance outstanding between the two companies at October 31, 2007.

•
As a result of a series of loan transactions, at October 31, 2005 we owed an amount of $81,107 to Fairwater Technology Group Limited, a UK company, of which Mr. Reid is a Director and Principal Stockholder. A summary of material charges and payments between the two entities follows:

•
A dividend of $30,622 due to Fairwater for an earlier Series A preferred stock investment (since converted into shares of our common stock) was added to the amount owed by us in April 2006, which was paid in June 2006;

•	An additional $10,491 in cash was loaned to us by Fairwater Technology Group in April 2006; and

•
Of the balance outstanding, $91,418 was converted into Series A Preferred Stock at April 30, 2006 (which has since been converted into shares of our common stock). Allowing for a currency translation gain of $177, this left a balance due to Fairwater of $878 which was repaid in cash on July 31, 2007.

•
Dividends due to Fairwater on series A preferred stock, before its conversion on March 25, 2007, were not paid but recognized as a loan from Fairwater to the Company, bearing no interest. This left an amount of $105,685 owed by the Company to Fairwater at October 31, 2007.

•
At October 31, 2005 we owed an amount of $67,435 to Weight Management (UK) Limited, a UK company of which Mr. Reid is a Director and Principal Stockholder, for services rendered, including administration, internet hosting, office facilities and health insurance. This amount was reduced as follows:

•
From November 2005 to June 2006, a variety of services were provided by Weight Management (UK) Limited, including health insurance, vehicles, internet hosting, administrative services, insurance, plus the recharge of telephone and travel costs incurred and paid for by Weight Management. These services and recharges totaled $128,159.

•	From July 2006 to October 2006, we supplied to Weight Management software development and support services totaling $42,418.

•	We subsequently repaid $98,940 in cash, leaving $54,236 outstanding and due to Weight Management at October 31, 2006.

•
This amount has subsequently been further repaid through the provision of services by us to Weight Management to the value of $51,646, with a balance of $76,150 also transferred from Weight Management Group (see above). As at October 31, 2007 we are indebted to Weight Management in an amount of $78,740.

•	Agreement was made by the Company in September 2007 that an amount of $60,000 would be repaid to this company in January 2008.

•
At October 31, 2005, owed $6,554 to Green Meadows Food Limited, a United Kingdom Company, of which Mr. Reid is a Director, in connection with the sub-lease of a photocopier to us. Pursuant to this transaction a further $3,331 was invoiced to us during the year, and the whole amount outstanding was settled in cash in April 2006, leaving no balance outstanding at October 31, 2007.

•
At October 31, 2005, we owed $170,297 to Mr. Reid and Mr. Ashley Reid (the latter being a family member of Mr. Reid) pursuant to a loan transaction. This amount was repaid by the Company between January and April 2007, leaving no balance outstanding at October 31, 2007.

•
At October 31, 2006, Mr. Reid owed a balance of $104,720 to the Company. This amount increased by $965 in the past twelve months as a result of a payment made on Mr. Reid’s behalf. This left a balance outstanding of $105,685 at October 31, 2007. This amount is equivalent to the amount owed to Mr. Reid’s company, Fairwater Technology Group (see above).

All of the foregoing transactions were approved by our Board of Directors. Mr. Reid abstained from deliberations and voting on these transactions.

ITEM 13. EXHIBITS

Exhibit Number	Description

2.1	Plan and Agreement of Merger dated July 12, 2004 by and between Panda and Coda Octopus *

2.2	Share Purchase Agreement dated June 26, 2006 between Colin Richard, Coda Octopus (UK) Holdings Limited and Coda Octopus, Inc. *

2. 3	Stock Purchase Agreement dated April 6, 2007, between Miller & Hilton d/b/a Colmek Systems Engineering, its shareholders and Coda Octopus (US) Holdings Inc. *

3.1	Certificate of Incorporation *

3.1( a )	Certificate of Designation Series A Preferred Stock *

3.1( b )	Certificate of Amendment to Certificate of Designation Series A Preferred Stock *

3.1( c )	Certificate of Designation Series B Preferred Stock*

3.2	By-Laws *

4.1	Form of Warrant *

10.1	Employment Agreement dated April 1, 2005 between the Company and Jason Reid *

10.2	Employment Agreement dated July 1, 2005 between the Company and Anthony Davis *

10.3	Employment Agreement dated July 1, 2005 between the Company and Blair Cunningham *

10.4	Employment Agreement dated May 1, 2006, between the Company and Frank Moore *

10.5	Employment Agreement dated April 6, 2007, between Miller and Hilton d/b/a Colmek Systems Engineering and Scott Debo *

10.6	Director’s Agreement dated January 26, 2005 between the Company and Paul Nussbaum *

10.7	Director’s Agreement dated January 26, 2005 between the Company and Rodney Peacock *

10.8	Form of Securities Purchase Agreement dated April 4, 2007 *

10.9	Sale of Accounts and Security Agreement dated August 17, 2005 between the Company and Faunus Group International, Inc. *

10.10	Standard Form of Office Lease dated June 1, 2007 between the Company and Nelco Inc. *

10.11	Collaboration Agreement dated July 1, 2006 between Oxford Technical Solutions Ltd. and Codaoctopus

10.12	Amendment to Securities Purchase Agreements dated March 21, 2007 between Vision Opportunity Master Fund Ltd. and Codaoctopus*

10.13	Securities Repurchase Agreement dated April 10, 2007 between Codaoctopus and Vision Opportunity Master Fund*

10.14	Employment Agreement dated as of July 16, 2007 between the Company and Jody Frank*

10.15	Award/Contract dated July 2, 2007 issued by U.S. Army*

________________
* Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC File No.143144)

10.16	Subscription Agreement dated February 21, 2008, between the Company and The Royal Bank of Scotland

10.17	Form of Loan Note Instrument dated February 21, 2008

10.18	Form of Loan Note Certificate

10.19	Security Agreement dated February 21, 2008

10.20	Floating Charge executed by Coda Octopus R&D Limited dated February 21, 2008

10.21	Floating Charge executed by Coda Octopus Products Limited dated February 21, 2008

10.22	Form of Guarantee

10.23	Intercreditor Deed dated February 20, 2008 between the Company, The Royal Bank of Scotland and Faunus Group International

10.24	Debenture issued by Martech Systems (Weymouth) Limited

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32	Certification Pursuant to 18 U.S.C. Section 1350

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by RBSM LLP (formerly Russell Bedford Stefanou Mirchandani LLP) , our principal accountants, for professional services rendered for the audit of the Company's annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company's Quarterly reports on Form 10-QSB during the last two fiscal years 2007 and 2006 were $268,992 and $92,314, respectively.

Audit-Related Fees. The aggregate fees billed by RBSM LLP (formerly Russell Bedford Stefanou Mirchandani LLP) , our principal accountants, for professional services rendered in connection with the audits of acquired businesses , the review of and consent to the filing of registration statements, and assistance in responding to comment letters issued by the Securities & Exchange Commission during the last two fiscal years 2007 and 2006 were $ 134,562 and $ 0, respectively.

Tax Fees. The aggregate fees billed by the Company's principal accountants for tax compliance, tax advice and tax planning services rendered to the Company during the last two fiscal years 2007 and 2006 were nil and nil, respectively.

All Other Fees. The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than as reported above.

Prior to the Company's engagement of its independent auditor, such engagement is approved by the Company's audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company's Audit Committee Charter, the independent auditors and management are required to report to the Company's audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by the Company for the year ended October 31, 2007, were approved by the Company's audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	February 26, 2008	CODA OCTOPUS GROUP, INC.
/s/ Jason Reid
Jason Reid
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason Reid, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments in this Annual Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue of hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	Jason Lee Reid	Director and Chief Executive Officer	February 26, 2008
(Principal Executive Officer)

/s/	Jody Frank	Chief Financial Officer	February 26, 2008
(Principal Financial and Accounting Officer)

/s/	Paul Nussbaum	Chairman	February 26, 2008

/s/	Rodney Peacock	Director	February 26, 2008

CODA OCTOPUS GROUP, INC.

INDEX TO FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED CERTIFIED	F-1
PUBLIC ACCOUNTING FIRM.

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2007 and 2006	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED OCTOBER 31, 2007 and 2006	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED OCTOBER 31, 2007	F-4

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR YEARS ENDED OCTOBER 31, 2007 and 2006	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 - F-21

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Coda Octopus Group Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Coda Octopus Group Inc. and it's wholly owned subsidiaries (the “Company”), as of October 31, 2007 and 2006, and the related consolidated statements of stockholder's equity, operations and comprehensive loss and cash flows for each of the two years in the period ended October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments”, effective January 1, 2006.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coda Octopus Group Inc. and it's wholly owned subsidiaries as of October 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/S/RBSM LLP
New York, New York	RBSM LLP
January 16, 2008 except for the fourth paragraph of Note 15, as to which the date is February 26, 2008

CODA OCTOPUS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2007 and 2006

ASSETS	2007	2006

Current assets:
Cash and cash equivalents	$916,257	$1,377,972
Short-Term Investments, Note 3	935,000	-
Accounts receivable, net of allowance for doubtful accounts	2,720,151	1,120,968
Inventory	2,926,517	1,951,392
Tax credit receivable	-	234,593
Due from MSGI Security Solutions, Inc.	-	533,147
Due from related parties, Note 12	105,685	104,720
Unbilled receivables, Note 2	380,017	-
Other current assets, Note 4	691,560	103,296
Prepaid expenses	476,283	159,969

Total current assets	9,151,470	5,586,057

Property and equipment, net, Note 5	422,738	155,730
Rental equipment, net, Note 5	-	120,851
Goodwill and other intangible assets, net, Note 6	4,007,253	1,071,700

Total assets	$13,581,461	$6,934,338

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade	$1,618,250	$1,997,817
Accrued expenses and other current liabilities	1,937,569	2,219,568
Deferred revenues, Note 2	593,325	323,350
Deferred payment related to acquisitions, Note 13	763,936	381,680
Accrued dividends on Series A & B Preferred Stock	86,766	304,394
Due to related parties, Note 12	184,425	302,877
Loans and notes payable, short term, Note 11	56,382	1,119,496

Total current liabilities	5,240,653	6,649,182

Loans and notes payable, long term, Note 11	265,139	-

Total liabilities	5,505,792	6,649,182

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized,
6,407 and 23,641 shares Series A issued and outstanding, as of
October 31, 2007 and 2006 respectively	6	24
Nil and 41,000 shares Series B issued and outstanding as of
October 31, 2007 and 2006 respectively	-	41
Common stock, $.001 par value; 100,000,000 shares
authorized, 48,245,768 and 24,301,980 shares issued and outstanding
as of October 31, 2007 and 2006 respectively	48,246	24,302
Common Stock subscribed	80,000	153,750
Additional paid-in capital	49,785,244	25,858,307
Accumulated other comprehensive loss	(238,097)	(292,821)
Accumulated deficit	(41,599,730)	(25,458,447)

Total stockholders' equity	8,075,669	285,156

Total liabilities and stockholders' equity	$13,581,461	$6,934,338

The accompanying notes are an integral part of these consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED OCTOBER 31, 2007 and 2006

	2007	2006

Net revenue	$13,853,313	$7,291,291

Cost of revenue	6,398,042	2,611,590

Gross profit	7,455,271	4,679,701

Research and development	3,019,090	3,130,821
Selling, general and administrative expenses	12,385,250	7,453,946
Other operating expenses	435,000	447,750

Operating loss	(8,384,069)	(6,352,816)

Other expense

Other income	87,143	3,012
Interest expense	(6,655,283)	(1,203,690)

Total other expense	(6,568,140)	(1,200,678)

Loss before income taxes	(14,952,209)	(7,553,494)

Provision for income taxes	106	5,676

Net loss	(14,952,315)	(7,559,170)

Preferred Stock Dividends:
Series A	(281,289)	(309,914)
Series B	(107,680)	(74,130)
Beneficial Conversion Feature	(800,000)	(4,152,800)

Net Loss Applicable to Common Shares	$(16,141,284)	$(12,096,014)

Loss per share, basic and diluted	(0.42)	(0.50)

Weighted average shares outstanding	38,476,352	24,030,423

Comprehensive loss:

Net loss	$(14,952,315)	$(7,559,170)

Foreign currency translation adjustment	(30,276)	(282,704)
Unrealized Gain on Investment	85,000	-

Comprehensive loss	$(14,897,591)	$(7,841,874)

The accompanying footnotes are an integral part of these consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED OCTOBER 31, 2007 and 2006

	Preferred Stock Series A		Preferred Stock Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Stock Subscribed	Additional Paid-in Capital	Accumulated Other Comprehensive loss	Accumulated Deficit	Total

Balance, October 31, 2005	15,000	$15	-	$-	23,667,656	$23,668	$-	$13,837,534	$(10,117)	$(13,362,433)	$488,667

Sale of preferred stock	2,947	3	41,000	41				4,564,056			4,564,100

Preferred stock issued for debt	5,694	6						809,622			809,628

Sale of shares for cash					-	-	-	-			-

Shares issued for compensation					634,324	634	-	316,528			317,162

Common stock subscribed							153,750				153,750

Fair value of options and warrants issued as compensation and for financing								2,177,767			2,177,767

Beneficial conversion feature of
preferred stock, Series A								52,800			52,800
preferred stock, Series B								4,100,000			4,100,000

Preferred dividend, beneficial conversion feature
Series A										(52,800)	(52,800)
Series B										(4,100,000)	(4,100,000)

Preferred dividend
Series A										(309,914)	(309,914)
Series B										(74,130)	(74,130)

Foreign currency translation adjustment									(282,704)		(282,704)

Net loss										(7,559,170)	(7,559,170)

Balance, October 31, 2006	23,641	$24	41,000	$41	24,301,980	$24,302	$153,750	$25,858,307	$(292,821)	$(25,458,447)	$285,156

Sale of preferred stock			8,000	8				799,342			799,350

Conversion of preferred stock
Series A	(17,234)	(17)			2,878,418	2,878		(2,861)			(0)
Series B			(30,819)	(31)	3,081,900	3,082		(3,051)			0

Redemption of preferred stock			(18,181)	(18)				(1,818,082)			(1,818,100)

Sale of common stock for cash					15,709,100	15,709		13,782,921			13,798,630

Shares issued for compensation					1,619,280	1,619		1,888,244			1,889,863

Stock issued for acquisition					532,090	532		792,282			792,814

Stock subscribed
Preferred stock							20,000				20,000
Common stock					123,000	123	(93,750)	153,627			60,000

Fair value of options and warrants issued as compensation								1,428,597			1,428,597

Fair value of options and warrants issued as financing								6,105,918			6,105,918

Preferred stock dividends
Series A										(281,288)	(281,288)
Series B										(107,680)	(107,680)

Beneficial conversion feature of preferred stock, Series B								800,000		(800,000)	-

Foreign currency translation adjustment									(30,276)		(30,276)

Unrealized gain from marketable securities									85,000		85,000

Net loss										(14,952,315)	(14,952,315)

Balance, October 31, 2007	6,407	$6	-	$-	48,245,768	$48,246	$80,000	$49,785,244	$(238,097)	$(41,599,730)	$8,075,669

The accompanying notes are an integral part of these consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED OCTOBER 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,952,315)	$(7,559,170)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	337,658	137,189
Stock based compensation	3,318,460	2,005,056
Financing costs	6,105,918	784,873
Bad debt expense	17,910	16,008
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,800,802)	491,922
Inventory	(975,125)	(482,882)
Prepaid expenses	(316,367)	89,953
Other receivables	(672,216)	2,260,315
Increase (decrease) in:
Accounts payable and accrued expenses	(1,033,074)	1,855,467
Due to related parties	(118,452)	523,076

Net cash (used in) / provided by operating activities	(10,088,405)	121,807

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(288,803)	(138,172)
Purchases of intangible assets	(118,475)	(6,543)
Acquisitions	(1,358,470)	(1,154,590)
Cash acquired in acquisitions	35,515	195,684

Net cash used by investing activities	(1,730,233)	(1,103,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(884,405)	(2,106,342)
Proceeds from sale of stock	14,677,980	4,564,100
Redemption of preferred stock	(1,818,100)	-
Preferred stock dividend	(637,476)	(79,650)

Net cash provided by financing activities	11,337,999	2,378,108

Effect of exchange rate changes on cash	18,924	(161,258)

Net (decrease) increase in cash	(461,715)	1,235,036

Cash and cash equivalents, beginning of period	1,377,972	142,936

Cash and cash equivalents, end of period	$916,257	$1,377,972

Cash paid for:
Interest	$549,365	$418,817
Income taxes	-	-

Supplemental Disclosures:

During the twelve months ended October 31, 2007, 1,742,280 shares of common stock were issued as payment of $1,926,268 of compensation that was earned.

During the twelve months ended October 31, 2006, 634,324 shares of common stock were issued as payment of $317,162 of compensation that was earned.

The acquisitions figure consists of the acquisitions of Martech in 2006 and Colmek in 2007:

Current assets acquired	$195,528	$798,133
Cash acquired	35,515	195,684
Equipment acquired	80,007	37,126
Goodwill and intangible assets	2,773,613	998,591
Liabilities assumed	(727,913)	(493,264)
Deferred note payable	(763,936)	(381,680)
Amount paid in common stock	(792,814)	-
Associated costs of acquisition	158,470	-

Cash Paid for Acquisition	$958,470	$1,154,590

Acquisition of Martech - deferred payment	$400,000	$-

Total	$1,358,470	$1,154,590

The accompanying notes are an integral part of these consolidated financial statements.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007 and 2006

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Coda Octopus Group, Inc. (”we”, “us”, “our company” or “Coda”) was formed under the laws of the State of Florida in 1992 as The Panda Project, Inc. (“Panda”). We changed our name in August, 2004, subsequent to the reverse acquisition described below. We are a developer of underwater technologies and equipment for imaging, mapping, defense and survey applications. We are based in New York, with research and development, sales and manufacturing facilities located in the United Kingdom and Norway, and additional sales locations in Florida, Utah and Washington, D.C.

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

The consolidated financial statements include the accounts of Coda and our domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement.

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

Revenue Recognition

We record revenue in accordance with the guidance of the SEC's Staff Accounting Bulletin SAB No. 104 (SAB 104), which supersedes SAB No. 101 in order to encompass Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables. Our revenue is derived from sales of underwater technologies and equipment for imaging, mapping, defense and survey applications. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. No right of return privileges are granted to customers after shipment.

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

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007 and 2006

Foreign Currency Translation

Coda translates the foreign currency financial statements of its foreign subsidiaries in accordance with the requirements of SFAS No. 52, Foreign Currency Translation. Assets and liabilities are translated at exchange rates existing at the balance sheet dates, related revenue and expenses are translated at average exchange rates in effect during the period and stockholders’ equity, fixed assets and long-term investments are recorded at historical exchange rates. Resulting translation adjustments are recorded as a separate component in stockholders' equity as part of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the statement of income.

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

Accounts Receivable

We periodically review our trade receivables in determining our allowance for doubtful accounts. Allowance for doubtful accounts was $17,910 and $16,008 for the years ended October 31, 2007 and 2006 respectively.

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

Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method.  Inventory is comprised of the following components at October 31, 2007 and 2006:

	2007	2006
Raw materials	$1,789,051	$1,064,655
Work in process	334,813	389,042
Finished goods	802,653	497,695

Total inventory	$2,926,517	$1,951,392

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007 and 2006

Property and Equipment

We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to four years, the estimated useful lives of the property and equipment.

Long-Lived Assets

We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment loss was recognized during the years ended October 31, 2007 and 2006.

Research and Development

Research and development costs consist of expenditures for the present and future patents and technology, which are not capitalizable. We are eligible for United Kingdom tax credits related to our qualified research and development expenditures. Tax credits are classified as a reduction of research and development expense. We recorded no tax credits during the year ended October 31, 2007.

Marketing

We charge the costs of marketing to expense as incurred. For the years ended October 31, 2007 and 2006, marketing costs were $471,049 and $275,285, respectively.

Other Operating Expenses

We incurred costs of $435,000 and $447,750 as non-recurring fees and expenses in connection with our financings and acquisitions for October 31, 2007 and 2006 respectively, which are also included in our loss from operations, and shown separately under Other Operating Expenses.

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

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007 and 2006

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

Per share basic and diluted net loss amounted to $0.42 and $0.50 for the years ended October 31, 2007 and 2006, respectively. For the years ended October 31, 2007 and 2006, 36,508,028 and 21,638,728 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007 and 2006

Liquidity

As of October 31, 2007 we have cash and cash equivalents of $916,257 and positive working capital of $3,910,817. For the year ended October 31, 2007 we had a net loss of $14,952,315 and negative cash flow from operations of $10,088,405. We also have an accumulated deficit of $41,599,730 at October 31, 2007.

NOTE 2 - CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the balance sheet as Unbilled Receivables of $380,017 and nil as of October 31, 2007 and 2006 respectively.

Billings in excess of cost and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the balance sheet. These amounts are stated on the balance sheet as Deferred Revenue of $232,435 and nil as of October 31, 2007 and 2006 respectively.

Revenue received for the sale of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales. These amounts are amortized over 12 months from the date of sale. These amounts are stated on the balance sheet as Deferred Revenue of $233,550 and $323,350 as of October 31, 2007 and 2006 respectively.

Deferred revenue also includes $127,340 of revenues related to a violation in the terms of a capital lease agreement where the related equipment was sold. The revenues related to the equipment are being deferred until all conditions of the lease are fulfilled. See Note 10.

NOTE 3 - INVESTMENTS

Securities which the Company does not have the intent to hold are classified as available for sale. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Marketable equity securities are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholder's equity.

The fair value of all securities is determined by quoted market prices. Gains or losses on securities sold are based on the specific identification method. During the year ended October 31, 2007, the Company received marketable securities in settlement of $533,147 loan and $316,853 of accounts receivable. As of October 31, 2007, the company had an investment of $935,000 that is to be available-for-sale for financial reporting purposes. This includes an unrealized gain of $85,000 which has been included in the determination of comprehensive loss.

NOTE 4 - OTHER CURRENT ASSETS

Other current assets on the balance sheet total $691,560 and $103,296 at October 31, 2007 and 2006 respectively. These totals comprise the following:

	2007	2006
Deposits	$191,352	$15,152
Value added tax (VAT)	293,934	42,164
Other receivables	206,274	45,980

Total	$691,560	$103,296

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007 and 2006

NOTE 5 - FIXED ASSETS

Property and equipment at October 31, 2007 and 2006 is summarized as follows:

	2007	2006
Machinery and equipment	$983,115	$614.305
Accumulated depreciation	(560,377)	(458,575)

Net property and equipment assets	$422,738	$155,730

Depreciation expense recorded in the statement of operations for the years ended October 31, 2007 and 2006 is $101802 and $52,396, respectively.

Rental equipment at October 31, 2007 and 2006 is summarized as follows:

	2007	2006
Rental equipment	$240,876	$240,876
Accumulated depreciation	(240,876)	(120,025)

Net rental equipment assets	$-	$120,851

Depreciation expense recorded in the statement of operations for the years ended October 31, 2007 and 2006 is $120,851 and $79,879, respectively.

NOTE 6 - INTANGIBLE ASSETS AND GOODWILL

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

The identifiable intangible assets acquired and their carrying value at October 31, 2007 and 2006 is:

	2007	2006

Customer relationships (weighted average life of 10 years)	$694,503	$-
Non-compete agreements (weighted average life of 3 years)	198,911	-
Patents	48,530	30,055
Licenses	100,000	-

Total amortized identifiable intangible assets - gross carrying value	1,041,944	30,055
Less accumulated amortization	(134,266)	(19,261)

Net	907,678	10,794

Residual value	$907,678	$10,794

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007 and 2006

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

Estimated amortization expense as of October 31, 2007 is as follows:

2008	$195,157
2009	164,719
2010	83,610
2011	71,555
2012 and thereafter	392,637

Total	$907,678

Amortization of patents, customer relationships, non-compete agreements and licenses included as a charge to income amounted to $115,005 and $4,914 for the years ended October 31, 2007 and 2006, respectively. Goodwill is not being amortized.

As a result of the acquisitions of Martech and Colmek, the Company has goodwill in the amount of $3,099,575 and $1,060,906 as of October 31, 2007 and 2006 respectively. The changes in the carrying amount of goodwill for the years ended October 31, 2007 and 2006 are recorded below.

	2007	2006

Beginning goodwill balance at November 1	$1,060,906	$62,315
Goodwill recorded upon acquisition	2,038,669	998,591

Balance at October 31	$3,099,575	$1,060,906

Considerable management judgment is necessary to estimate fair value. We enlist the assistance of an independent valuation consultant to determine the values of our intangible assets and goodwill, both at the dates of acquisition and at specific dates annually. Based on various market factors and projections used by management, actual results could vary significantly from managements' estimates.

NOTE 7 - CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $.001 per share. As of October 31, 2007 and 2006, the Company has issued and outstanding 48,245,768 shares and 24,301,980 shares of common stock respectively. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $.001 per share. We have designated 50,000 preferred shares as Series A preferred stock and have designated 50,000 preferred shares as Series B preferred stock. The remaining 4,900,000 shares of preferred stock is undesignated. There were 6,407 preferred shares outstanding at October 31, 2007, all of which were Series A.

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

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007 and 2006

During the year ended October 31, 2007 we did not issue any further Series A Preferred Stock. We converted 17,234 shares of Series A Preferred Stock into 2,878,418 shares of common stock, along with 2,878,418 warrants at prices ranging from $1.30 to $1.70. At October 31, 2007, the total of Series A Preferred Stock outstanding is 6,407 shares, convertible into 1,050,310 shares of common stock.

We have issued, subsequent to the year end, 200 shares of Series A Preferred Stock, which were subscribed for in March 2007 and converted 320 shares of Series A Preferred Stock into 32,000 shares of common stock.

During the year ended October 31, 2006 we sold 2,947 shares of our Series A Preferred Stock for cash proceeds of $464,100. We also issued 5,694 shares of our Series A Preferred Stock for debt outstanding to related and other parties aggregating $809,628. Of the debt converted, approximately $577,000 was outstanding at October 31, 2005. Each share of preferred stock is denominated either in Pounds Sterling or US Dollars, convertible into 177 shares or 100 shares of common stock respectively. We attributed a beneficial conversion feature of $52,800 to certain of the Series A preferred shares issued during the year ended October 31, 2006, based upon the difference between the conversion price of those shares and the closing price of our common shares on the date of issuance. The beneficial conversion feature was recorded as a dividend and is included in the accompanying financial statements. At October 31, 2006, the total of Series A Preferred Stock outstanding is 23,641 shares, convertible into 3,928,728 shares of common stock.

Series B Preferred Stock

We designated 50,000 shares of our preferred stock, par value $.001, as Series B Preferred Stock. The Series B Preferred Stock ranks junior to our issued and outstanding Series A preferred Stock and senior to all classes of common stock. The Series B Preferred Stock has a dividend rate of 8% per year. The Series B Preferred Stock and accrued dividends are convertible at the option of the holder into shares of our common stock at a conversion price of $1.00 per share. As of October 31, 2007, we have no shares of Series B Preferred Stock outstanding, compared to 41,000 outstanding as of October 31, 2006.

During the year ended October 31, 2007, we sold 8,000 preferred Series B stock units, each unit consisting of one share of our Series B Preferred Stock, 100 Series A warrants, 100 Series B warrants, and 81.25 shares of common stock (650,000 shares of common stock in total). Each Series A warrant and Series B warrant is exercisable into shares of our common stock for a period of five years at exercise prices of $1.30 and $1.70 per share, respectively. Gross and net proceeds from the sale of the units were $800,000.

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

Also during the year, 30,819 shares of Series B Preferred Stock were converted into 3,081,900 shares of common stock. In addition, 18,181 shares of Series B Preferred Stock were redeemed at a price of $110 per share, which included the dividend accrued from the previous year, with the remainder booked as a redemption premium.

During the year ended October 31, 2006 we sold 41,000 preferred Series B stock units, each unit consisting of one share of our Series B Preferred Stock, 100 Series A warrants and 100 Series B warrants. Each Series A warrant and Series B warrant is exercisable into shares of our common stock for a period of five years at exercise prices of $1.30 and $1.70 per share, respectively. Gross proceeds from the sale of the units were $4,100,000.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007 and 2006

In accordance with EITF No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain convertible Instruments”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $2,919,412 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $1,180,589 to the Series B preferred shares based upon the difference between the conversion price of those shares and the closing price of our common shares on the date of issuance, limited to the proceeds attributable to the sale of the preferred shares. The weighted average assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 367%, (3) weighted average risk-free interest rate of 4.86%, and (4) expected life of 2 years as the conversion feature and warrants are immediately exercisable. Both the fair value of the warrants and the beneficial conversion feature aggregating $4,100,000 were recorded as a dividend and are included in the accompanying financial statements.

Common Stock

During the year ending October 31, 2007 we issued 1,742,280 shares of common stock, valued at $2,043,613, to employees, directors and consultants for services.

During the year ending October 31, 2007 we sold 15,025,000 shares of common stock, valued at $1 each, with a further 60,000 shares subscribed for during the year and issued subsequent to the year end. These shares were issued alongside 7,542,500 Series A warrants and 7,542,500 Series B warrants, along with 2,400,000 warrants convertible into common stock at a price of $1.00 as part of placement agent fees. Each Series A warrant is convertible into common stock at a price of $1.30, and each Series B warrant is convertible into common stock at $1.70, and each warrant has a life of 5 years. The gross amount raised was $15,025,000, with $13,764,530 raised net.

A further 650,000 shares of common stock were sold as part of a unit with Series B Preferred Stock.

During the year ending October 31, 2007 we issued 532,090 shares of common stock, valued at $792,814, as part payment in our acquisition of Miller & Hilton, Inc, d/b/a Colmek Systems Engineering, with a further 42,910 shares payable within 12 months.

During the year ending October 31, 2007 a total of 34,100 shares of common stock were issued on the exercise of 34,100 stock options, with a conversion value of $1.00 each. The amount received was $34,100.

During the year ending October 31, 2007 a total of 3,081,900 shares of common stock were issued on conversion of 30,819 shares of Series B Preferred Stock. In addition, 2,878,418 shares of common stock were issued on conversion of 17,234 shares of Series A Preferred Stock.

These transactions results in outstanding common stock of 48,245,768 at October 31, 2007, compared to 24,301,980 at October 31, 2006.

Subsequent to the year end, a further 60,000 shares of common stock have been issued to an investor, which were subscribed for during the year to October 31, 2007.

Other Equity Transactions

During the year ended October 31, 2007, we issued in the aggregate 1,500,000 common share purchase options to employees and consultants, with exercise prices of $1.00 to $1.80. The initial fair value of the options was $1,828,811 using the Black Scholes method at the date of grant of the options based on the following assumptions: (1) risk free interest rate of 4.90%-5.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 252% - 328%; and (4) an expected life of the options of 2 years. The fair value of the options has been expensed in this period. In accordance with EITF 96-18, the fair value of consultant vesting options will be recomputed at each reporting period and any increase will be charged to expense. Due to staff departures, 330,000 options were cancelled, all of which had exercise prices of $1.00 to $1.50. Also during the year, a total of 34,100 options were exercised at $1.00. During the year ended October 31, 2007, $1,036,454 was charged to expense.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007 and 2006

During the year ended October 31, 2006, we issued in the aggregate 1,315,000 common share purchase options to employees and consultants. The options were issued with exercise prices of $1.00 and $1.50. Of these awards, 598,000 vested immediately and the balance vests over various periods through April 2008. The initial fair value of the options was $922,311 using the Black Scholes method at the date of grant of the options based on the following assumptions ranges: (1) risk free interest rate of 4.25% - 5.1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 328% - 563%; and (4) an expected life of the options of 2 years. The fair value of the options is being expensed over the vesting period. In accordance with EITF 96-18, the fair value of consultant vesting options will be recomputed at each reporting period and any increase will be charged to expense. During the years ended October 31, 2007 and 2006, $222,816 and $675,316 respectively were charged to expense.

During the year ended October 31, 2005, we issued in the aggregate 2,350,000 common share purchase options to employees and consultants. The options were issued with an exercise price of $1.00. Of these awards, 888,500 vested immediately and the balance vests over various periods through May, 2007. The initial fair value of the options was $1,257,600 using the Black Scholes method at the date of grant of the options based on the following assumptions ranges: (1) risk free interest rate of 4.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 679%; and (4) an expected life of the options of 2 years. The fair value of the options is being expensed over the vesting period. In accordance with EITF 96-18, the fair value of consultant vesting options will be recomputed at each reporting period and any increase will be charged to expense. During the years ending October 31, 2007 and 2006, $169,327 and $430,039 respectively were charged to expense.

NOTE 8 - WARRANTS AND STOCK OPTIONS

Transactions involving stock options and warrants issued are summarized as follows:

	2007		2006
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	13,410,000	$1.29	2,350,000	$1.00
Granted during the period	23,473,418	1.44	11,060,000	1.35
Exercised during the period	(34,100)	1.00	-	-
Terminated during the period	(330,000)	1.22	-	-

Outstanding at the end of the period	36,519,318	$1.39	13,410,000	$1.29

Exercisable at the end of the period	35,467,518	$1.39	12,084,000	$1.31

The number and weighted average exercise prices of stock purchase options and warrants outstanding as of October 31, 2007 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Vested
0.50	750,000	3.50	750,000
0.58	400,000	3.42	400,000
1.00	5,845,900	3.57	5,585,200
1.30	14,566,709	4.23	14,220,209
1.50	495,000	4.05	328,000
1.70	14,401,709	4.23	14,164,109
1.80	60,000	4.90	20,000
Totals	36,519,318	4.10	35,467,518

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007 and 2006

NOTE 9 - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate U.S. unused net operating losses approximate $30,750,000 which expire through 2027, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $10,455,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

For income tax reporting purposes, the Company's aggregate UK unused net operating losses approximate $10,235,000, with no expiration. The deferred tax asset related to the carry-forward is approximately $3,070,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Income tax expense for 2007 represents income taxes on our Norwegian subsidiary.

Components of deferred tax assets as of October 31, 2007 and 2006 are as follows:

Non-Current	2007	2006

Net Operating Loss Carry Forward	$10,455,000	$2,429,000
Valuation Allowance	(10,455,000)	(2,429,000)

Net Deferred Tax Asset	$-	$-

NOTE 10 - CONTINGENCIES AND COMMITMENTS

Litigation

We may become subject to legal proceedings and claims, which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of any matters should not have a material adverse effect on our financial position, results of operations or liquidity.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007 and 2006

Factoring Agreement

We factor certain of our receivables pursuant to a number of factoring agreements with Faunus Group International (“FGI”). Advances received pursuant to the agreement are secured by our accounts receivable and other assets of the Company.

An initial factoring agreement was entered into on August 17, 2005 between FGI and Coda Octopus Group, Inc., for a maximum borrowing in the US of up to $1 million. This agreement can be cancelled with three months’ notice before each anniversary date. Subsequent agreements were added in November 2006 covering our UK businesses, Martech Systems Ltd and Coda Octopus Products Ltd, both of which are on the same terms as the original agreement, except for the initial term, which is a minimum of two years and these new agreements stipulate certain fees for termination prior to the two years.

Over the course of the year, we factored invoices totaling $5,088,665 in receivables and we received $3,961,695 in proceeds from FGI. This compares with 2006, where, we factored invoices totaling $5,503,518 in receivables and we received $5,172,774 in proceeds from FGI.

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

On February 20, 2008, FGI, RBS and us entered into an intercreditor agreement regulating the priority of each creditors debts.

Operating Leases

We occupy our various office and warehouse facilities pursuant to both term and month-to-month leases. Our term leases expire at various times through September 2013. Future minimum lease obligations are approximately $1,707,667, with the minimum future rentals due under these leases as of October 31, 2007 as follows:

2008	$463,062
2009	377,090
2010	360,121
2011	329,549
2012 and thereafter	177,846

Total	$1,707,667

Concentrations

We had no concentrations of purchases of over 5% during either of the years ended 2007 and 2006. We had a sales concentration of over 5% for the year ended 2007 due to a sale to a customer for $2,294,279.

NOTE 11 - NOTES AND LOANS PAYABLE

A summary of notes payable at October 31, 2007 and 2006 is as follows:

	2007	2006
The Company, through its UK subsidiary Coda Octopus Products Ltd has a 7 year unsecured loan note; interest rate of 12% annually; repayable at borrower’s instigation or convertible into common stock when the share price reaches $3.	$200,000	$-

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007 and 2006

The Company had outstanding balances under our UK bank revolving credit facility of $1,119,496 as of October 31, 2006.This balance was fully repaid in the following year. The advances bear interest at 2.0% over UK Bank Base Rate and are due on demand. The advances were secured by a bond and a security interest in the assets of our subsidiary, Coda Octopus Products Ltd, exclusive of accounts receivable.	-	1,119,496

The Company, through its US subsidiary Innalogic, Inc., has a capital lease for equipment for monthly payments of $2,369.74 for 24 months. The Company at year end has sold the equipment and thus violated the terms of the lease that prohibit sale of equipment under the capital lease. The Company has deferred revenue of $127,340 in relation to this capital lease. See Note 2.	41,091	-

The Company has an unsecured revolving line of credit with a US bank through its US subsidiary Colmek Systems Engineering, for $50,000 with an interest rate of 12.5% annually; repayable at borrower’s instigation.	17,181	-

The Company through its US subsidiary Colmek Systems Engineering, has an outstanding loan note payable for the financing of a truck over 60 months; monthly payments of $897.18; annual interest rate of 10.99%.	29,145	-

The Company through its US subsidiary Colmek Systems Engineering, has an unsecured loan note payable to a director and former officer of the Company.	34,104	-

Total	$321,521	$1,119,496

Less: current portion	56,382	1,119,496

Total long-term portion	$265,139	$-

NOTE 12 - RELATED PARTY TRANSACTIONS

We are indebted to various related parties for advances for payments of operating expenses and dividends. These related parties include our biggest shareholder and other entities controlled by our parent. Advances are non interest bearing and are due on demand. At the end of the year ending October 31, 2007, $184,425 was due to related parties, compared with $302,877 for the year ending October 31, 2006.

We are also owed by related parties a sum of $105,685 as at October 31, 2007, compared with $104,720 for the year ended October 31, 2006.

NOTE 13 - ACQUISITIONS

Acquisition of Martech Systems (Weymouth) Limited

On June 26, 2006, we acquired all of the issued and outstanding capital stock of Martech Systems (Weymouth) Limited, a UK company (“Martech”). Martech specializes in engineering projects and sales to the UK Ministry of Defense. The acquisition was made to expand our engineering and related services, along with the sale of products, to the U K government. The purchase price was approximately $1,536,000, payable as follows: approximately $1,180,000 in cash at closing; approximately $364,000 in cash one year after closing, which was accrued as $382,000 as at October 31, 2006, due to exchange rate movements, and was paid in June 2007. The shares of common stock issued in conjunction with the merger were not registered under the Securities Act of 1933. The acquisition of Martech was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations”. The results of operations for Martech have been included in the Consolidated Statements of Operations since the date of acquisition.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007 and 2006

In accordance with SFAS No. 141, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management’s estimate. The total purchase price was allocated to the assets and liabilities acquired as follows:

Current assets acquired	$993,817
Equipment, net	37,126
Goodwill	998,591
Current liabilities assumed	$(493,262)

Purchase price	$1,536,272

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

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007 and 2006

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

The following unaudited pro forma results of operations for the year ended October 31, 2007 assume that the acquisition of Colmek occurred on November 1, 2006 and for the year ended October 31, 2006 assume that the acquisition of Colmek and Martech had occurred on November 1, 2005 . These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

	2007	2006

Revenue	$14,757,876	$11,587,523
Net loss	(15,259,562)	(7,410,114)
Loss per common share	(0.43)	(0.50)

NOTE 14 - SEGMENT INFORMATION

Due to the nature of our businesses, we are operating in two reportable segments, which are managed separately based upon fundamental differences in their operations . Martech, Colmek, and Innalogic operate as contractors, and the balance of our operations are comprised of product sales.

Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Corporate includes general corporate administrative costs.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies.

There are no inter-segment sales.

The following table summarizes segment asset and operating balances by reportable segment.

	Contracting	Products	Corporate	Totals
Revenues	$6,298,817	$7,434,159	$120,337	$13,853,313
Operating profit/(loss)	(35,559)	2,207,177	(10,555,687)	(8,384,069)
Identifiable assets	6,336,133	5,384,297	1,861,031	13,581,461
Capital expenditure	198,932	132,476	75,870	407,278
Selling, general & administrative	2,510,386	1,884,954	7,989,910	12,385,250
Depreciation & amortization	147,677	46,707	143,274	337,658
Interest expense	108,741	388,091	6,158,451	6,655,283

The Company’s reportable business segments operate in two geographic locations. Those geographic locations are:

* United States
* United Kingdom

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007 and 2006

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales.

Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

	2007	2006
Revenues:
United States	$7,129,507	5,271,230
United Kingdom	6,723,806	2,020,061
Total Revenues	$13,853,313	7,291,291

Assets:
United States	$5,529,261	329,765
United Kingdom	6,597,202	4,556,969
Corporate and other	1,454,998	2,047,604

Total Assets	$13,581,461	6,934,338

NOTE 15 - SUBSEQUENT EVENTS

In January 2008, we issued 28,288 shares of common stock for dividends on series A preferred stock accrued between April 2006 and October 2007, and already accounted for within those periods.

In January and February 2008, we issued 200 shares of series A preferred stock, which were subscribed for in March 2007. We also converted 320 shares of series A preferred stock into 32,000 shares of common stock, leaving 6,287 series A preferred shares outstanding, convertible into 1,013,670 shares of common stock.

In February 2008, we issued 60,000 shares of common stock to an investor. These shares were subscribed for in February 2007 and received warrant coverage of 50% at $1.30 and 50% at $1.70, with these warrants issued before the end of October 2007.

On February 21, 2008 we closed a $12 million convertible secured loan note financing (Loan Note Financing”) We received approximately $10.5 million after deducting for related expenses and reserves. The terms of the Loan Note Financing can be summarized as a 7 year loan note, convertible at the option of the note holder into the Company’s common stock at a conversion price of $1.05, with a coupon of 8.5% and a redemption premium of 30%. The Company can also force the conversion of the notes into the Company’s common stock according to the following schedule: after 2 years when the Company’s stock price closes above 2.50; after three years, $2.90; after 4 years $3.50; provided in each case that the stock closes at or above the specified price for 40 consecutive trading days. At contractual closing, one million of the proceeds were pursuant to the terms of the agreement withheld to secure the performance of certain obligations of the Company. Upon performance of these, this amount will be released to us.