Form 10QSB
period 2008-01-31
Coda Octopus Group, Inc.
filed 2008-03-21
CIK 1334325

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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
Yes ☐ No ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of March 19, 2008: 48,395,696.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JANUARY 31, 2008 and OCTOBER 31, 2007

	January 31, 2008 (Unaudited)	October 31, 2007 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$531,468	$916,257
Short-term investments, Note 3	748,000	935,000
Accounts receivable, net of allowance for doubtful accounts	1,132,000	2,720,151
Inventory	2,738,373	2,926,517
Due from related parties, Note 12	105,685	105,685
Unbilled receivables, Note 2	781,373	380,017
Other current assets, Note 4	615,147	691,560
Prepaid expenses	415,455	476,283

Total current assets	7,067,501	9,151,470

Property and equipment, net, Note 5	403,557	422,738
Rental equipment, net, Note 5	-	-
Goodwill and other intangible assets, net, Note 6	3,958,244	4,007,253

Total assets	$11,429,302	$13,581,461

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade	$1,911,275	$1,618,250
Accrued expenses and other current liabilities	2,173,398	1,937,569
Deferred revenues, Note 2	542,628	593,325
Deferred payment related to acquisitions, Note 13	763,936	763,936
Accrued dividends on Series A&B Preferred Stock	31,872	86,766
Due to related parties, Note 12	115,779	184,425
Loans and notes payable, short term, Note 11	88,698	56,382

Total current liabilities	5,628,086	5,240,653

Loans and notes payable, long term, Note 11	215,874	265,139

Total liabilities	5,843,960	5,505,792

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 6,287 and 6,407 Series A issued and outstanding, as of January 31, 2008 and October 31, 2007 respectively	6	6
Common stock, $.001 par value; 100,000,000 shares authorized, 48,279,056 and 48,245,768 shares issued and outstanding as of January 31, 2008 and October 31, 2007 respectively	48,279	48,246
Common Stock subscribed	116,640	80,000
Additional paid-in capital	49,979,776	49,785,244
Accumulated other comprehensive loss	(542,758)	(238,097)
Accumulated deficit	(44,016,601)	(41,599,730)

Total stockholders' equity	5,585,342	8,075,669

Total liabilities and stockholders' equity	$11,429,302	$13,581,461

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JANUARY 31, 2008 and 2007
(UNAUDITED)

	For the three months ended January 31, 2008	For the three months ended January 31, 2007
Net revenue	$3,127,231	$2,701,275

Cost of revenue	1,642,776	941,029

Gross profit	1,484,455	1,760,246

Research and development	689,193	518,393
Selling, general and administrative expenses	3,056,927	3,224,659
Other operating expenses	-	435,000

Operating loss	(2,261,665)	(2,417,806)

Other income (expense)

Other income (expense)	4,857	2,098
Interest expense	(113,971)	(115,211)

Total other expense	(109,114)	(113,113)

Loss before income taxes	(2,370,779)	(2,530,919)

Provision for income taxes	-	-

Net loss	(2,370,779)	(2,530,919)

Preferred Stock Dividends:
Series A	(46,093)	(119,815)
Beneficial conversion feature	-	(800,000)

Net loss applicable to common shares	$(2,416,872)	$(3,450,734)

Loss per share, basic and diluted	(0.05)	(0.14)

Weighted average shares outstanding	48,250,366	24,528,132

Comprehensive loss:

Net loss	$(2,370,779)	$(2,530,919)

Foreign currency translation adjustment	(117,661)	(35,488)
Unrealized loss on investment	(187,000)	-

Comprehensive loss	$(2,675,440)	$(2,566,407)

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JANUARY 31, 2008
(UNAUDITED)

Three Months Ended	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Stock	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
Jan 31, 2008	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Loss	Deficit	Total
Balance, October 31, 2007	6,407	$6	-	$-	48,245,768	$48,246	80,000	$49,785,244	$(238,097)	$(41,599,730)	$8,075,669

Sale of preferred stock	200	0					(20,000)	20,000			-

Conversion of preferred stock to common	(320)	0					56,640	(56,640)			-

Stock issued for compensation					5,000	5		3,245			3,250

Fair value of options and warrants issued as compensation								192,939			192,939

Preferred stock dividends
Series A cash										(46,093)	(46,093)
Series A stock					28,288	28		34,988			35,016

Accumulated other comprehensive loss
Foreign currency translation adjustment									(117,661)		(117,661)
Unrealized loss from marketable securities									(187,000)		(187,000)

Net loss										(2,370,779)	(2,370,779)
Balance January 31, 2008	6,287	$6	-	$-	48,279,056	$48,279	$116,640	$49,979,776	$(542,758)	$(44,016,601)	$5,585,342

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2008 and 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,370,779)	$(2,530,919)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	97,196	68,312
Stock based compensation	196,189	1,629,214
Dividends	46,093	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,588,151	54,296
Inventory	188,144	(393,618)
Prepaid expenses	60,827	(37,220)
Other receivables	(324,943)	(181,498)
Increase (decrease) in:
Accounts payable and accrued expenses	478,657	(347,147)
Due to related parties	(68,646)	25,813

Net cash used in operating activities	(109,110)	(1,712,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29,006)	(36,840)

Net cash used by investing activities	(29,006)	(36,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for loans payable	(16,949)	(317,243)
Proceeds from sale of stock	-	800,000
Preferred stock dividend paid	(64,491)	(63,371)

Net cash (used in) provided by financing activities	(81,440)	419,386

Effect of exchange rate changes on cash	(165,233)	(24,948)

Net (decrease) in cash	(384,789)	(1,355,169)

Cash and cash equivalents, beginning of period	916,257	1,377,972

Cash and cash equivalents, end of period	$531,468	$22,803

Cash paid for:
Interest	$113,971	$115,211
Income taxes	-	-

Supplemental Disclosures:

During the Three Months ended January 31, 2008, 33,288 shares of common stock were issued as payment of $3,250 of compensation that was earned and $35,016 of series A preferred stock dividends that were due.

During the Three Months ended January 31, 2007, 1,361,000 shares of common stock were issued as payment of $1,422,659 of compensation that was earned.

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions to SEC form 10Q-SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended January 31, 2008, are not necessarily indicative of the results that may be expected for the year ended October 31, 2008. The unaudited condensed financial statements should be read in conjunction with the consolidated October 31, 2007 financial statements and footnotes thereto included in the Company’s 10K-SB filed on February 26, 2008 with the Securities Exchange Commission (SEC).

Business and Basis of Presentation

Coda Octopus Group, Inc. (”we”, “us”, “our company” or “Coda”), a corporation formed under the laws of the State of Florida, is a developer of underwater technologies and equipment for imaging, mapping, defense and survey applications. We are based in New York, with research and development, sales and manufacturing facilities located in the United Kingdom and Norway, and additional sales locations in Florida, Utah and Washington, D.C.

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

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

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

Accounts Receivable

We periodically review our trade receivables in determining our allowance for doubtful accounts. Allowance for doubtful accounts was nil for the period ended January 31, 2008 and $17,910 for the year ended October 31, 2007.

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

Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method.  Inventory is comprised of the following components at January 31, 2008 and October 31, 2007:

	2008	2007
Raw materials	$1,589,320	$1,789,051
Work in process	305,139	334,813
Finished goods	843,914	802,653

Total inventory	$2,738,373	$2,926,517

Property and Equipment

We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to four years, the estimated useful lives of the property and equipment.

Long-Lived Assets

We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment loss was recognized during the period ended January 31, 2008 or the year ended October 31, 2007.

Research and Development

Research and development costs consist of expenditures for the present and future patents and technology, which cannot be capitalized. We are eligible for United Kingdom tax credits related to our qualified research and development expenditures. Tax credits are classified as a reduction of research and development expense. We recorded no tax credits during the period ended January 31, 2008 or the year ended October 31, 2007.

Marketing

We charge the costs of marketing to expense as incurred. For the period ended January 31, 2008 marketing costs were $214,894.

Other Operating Expenses

We incurred costs of nil and $435,000 as non-recurring fees and expenses in connection with our financings and acquisitions for the period ended January 31, 2008 and the period ended January 31, 2007 respectively, which were also included in our loss from operations, and shown separately under Other Operating Expenses.

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

Per share basic and diluted net loss amounted to $0.05 and $0.14 for the periods ended January 31, 2008 and 2007, respectively. For the period ended January 31, 2008 and year ended October 31, 2007, 37,834,628 and 36,508,028 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As of January 31, 2008 we have cash and cash equivalents of $531,468 and positive working capital of $1,439,415. For the period ended January 31, 2008 we had a net loss of $2,370,779 and negative cash flow from operations of $109,110. We also have an accumulated deficit of $44,016,601 at January 31, 2008 (see Note 15).

NOTE 2 - CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the balance sheet as Unbilled Receivables of $781,373 and $380,017 as of January 31, 2008 and October 31, 2007 respectively.

Billings in excess of cost and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the balance sheet. These amounts are stated on the balance sheet as Deferred Revenue of $317,441 and $232,435 as of January 31, 2008 and October 31, 2007 respectively.

Revenue received as part of sales of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales, with these amounts amortized over 12 months from the date of sale. These amounts are stated on the balance sheet as Deferred Revenue of $225,187 and $233,550 as of January 31, 2008 and October 31, 2007 respectively.

Deferred revenue at January 31, 2008 and October 31, 2007 also includes $127,340 of revenues related to a violation in the terms of a capital lease agreement where the related equipment was sold. The revenues related to the equipment are being deferred until all conditions of the lease are fulfilled. See Note 11.

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

The fair value of all securities is determined by quoted market prices. Gains or losses on securities sold are based on the specific identification method. During the year ended October 31, 2007, the Company received marketable securities worth $850,000 in settlement of a $533,147 loan and $316,853 of accounts receivable. As of January 31, 2008, the value of the investment, which is available-for-sale for financial reporting purposes, was $748,000, compared with $935,000 at October 31, 2007. This includes an unrealized loss of $102,000 which has been included in the determination of comprehensive loss.

NOTE 4 - OTHER CURRENT ASSETS

Other current assets on the balance sheet total $615,147 and $691,560 at January 31, 2008 and October 31, 2007 respectively. These totals comprise the following:

	2008	2007
Deposits	$302,369	$191,352
Value added tax (VAT)	265,644	293,934
Other receivables	47,134	206,274

Total	$615,147	$691,560

NOTE 5 - FIXED ASSETS

Property and equipment at January 31, 2008 and October 31, 2007 is summarized as follows:

	2008	2007
Machinery and equipment	$1,012,121	$983,115
Accumulated depreciation	(608,564)	(560,377)

Net property and equipment assets	$403,557	$422,738

Depreciation expense recorded in the statement of operations for the periods ended January 31, 2008 and October 31, 2007 is $48,187 and $101,802, respectively.

Rental equipment at January 31, 2008 and October 31, 2007 is summarized as follows:

	2008	2007
Rental equipment	$240,876	$240,876
Accumulated depreciation	(240,876)	(240,876)

Net rental equipment assets	$-	$-

Depreciation expense recorded in the statement of operations for the periods ended January 31, 2008 and October 31, 2007 is nil and $120,851, respectively.

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

The identifiable intangible assets acquired and their carrying value at January 31, 2008 and October 31, 2007 is:

	2008	2007
Customer relationships (weighted average life of 10 years)	$694,503	$694,503
Non-compete agreements (weighted average life of 3 years)	198,911	198,911
Patents	48,530	48,530
Licenses	100,000	100,000

Total amortized identifiable intangible assets - gross carrying value	1,041,944	1,041,944
Less accumulated amortization	(183,275)	(134,266)

Net	858,669	907,678

Residual value	$858,669	$907,678

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

Estimated amortization expense as of January 31, 2008 is as follows:

2008	$146,427
2009	165,280
2010	84,711
2011	72,656
2012 and thereafter	389,055

Total	$858,669

Amortization of patents, customer relationships, non-compete agreements and licenses included as a charge to income amounted to $49,009 and $115,005 for the period ended January 31, 2008 and year ended October 31, 2007, respectively. Goodwill is not being amortized.

As a result of the acquisitions of Martech and Colmek, the Company has goodwill in the amount of $3,099,575 as of January 31, 2008 and October 31, 2007. The changes in the carrying amount of goodwill for the periods ended January 31, 2008 are recorded below.

	2008	2007
Beginning goodwill balance at November 1, 2007	$3,099,575	$1,060,906
Goodwill recorded upon acquisition	-	-

Period End Balance	$3,099,575	$1,060,906

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

NOTE 7 - CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $.001 per share. As of January 31, 2008 and 2007, the Company has issued and outstanding 48,279,056 shares and 26,312,980 shares of common stock respectively. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $.001 per share. We have designated 50,000 preferred shares as Series A preferred stock and have designated 50,000 preferred shares as Series B preferred stock. The remaining 4,900,000 shares of preferred stock is undesignated. There were 6,287 and 23,641 preferred shares outstanding at January 31, 2008 and 2007 respectively, all of which were Series A.

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

During the period ended January 31, 2008 we issued 200 shares of Series A Preferred Stock. We converted 320 shares of Series A Preferred Stock into 56,640 shares of common stock, which are subscribed for but not yet issued. At January 31, 2008, the total of Series A Preferred Stock outstanding is 6,287 shares, convertible into 1,013,670 shares of common stock.

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

During the year ended October 31, 2007 we did not issue any further shares of Series A Preferred Stock. However, we did convert 17,234 shares of Series A Preferred Stock into 2,878,418 shares of common stock and 1,439,209 warrants with a conversion price of $1.30 and 1,439,209 warrants with a conversion price of $1.70. At October 31, 2007, the total of Series A Preferred Stock outstanding was 6,407 shares, convertible into 1,050,310 shares of common stock.

Series B Preferred Stock

We designated 50,000 shares of our preferred stock, par value $.001, as Series B Preferred Stock. The Series B Preferred Stock ranks junior to our issued and outstanding Series A preferred Stock and senior to all classes of common stock. The Series B Preferred Stock has a dividend rate of 8% per year. The Series B Preferred Stock and accrued dividends are convertible at the option of the holder into shares of our common stock at a conversion price of $1.00 per share. As of January 31, 2008, we have no shares of Series B Preferred Stock outstanding.

During the period ended January 31, 2007, we sold 8,000 preferred Series B stock units, each unit consisting of one share of our Series B Preferred Stock, 100 Series A warrants, 100 Series B warrants, and 81.25 shares of common stock (650,000 shares of common stock in total). Each Series A warrant and Series B warrant is exercisable into shares of our common stock for a period of five years at exercise prices of $1.30 and $1.70 per share, respectively. Gross and net proceeds from the sale of the units were $800,000.

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

Common Stock

During the period ending January 31, 2008 we issued 5,000 shares of common stock, valued at $3,250, to employees, directors and consultants for services. We also issued 28,288 shares of common stock as dividend payments due to holders of Series A Preferred stock, which had accrued over the period August 2006 to October 2007, valued at $35,017.

During the year ending October 31, 2007 we sold 15,025,000 shares of common stock, valued at $1 each, with a further 60,000 shares subscribed for during the year. These shares were issued alongside 7,542,500 Series A warrants and 7,542,500 Series B warrants, along with 2,400,000 warrants convertible into common stock at a price of $1.00 as part of placement agent fees. Each Series A warrant is convertible into common stock at a price of $1.30, and each Series B warrant is convertible into common stock at $1.70, and each warrant has a life of 5 years. The gross amount raised was $15,025,000, with $13,764,530 raised net.

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

Other Equity Transactions

During the period ended January 31, 2008, we issued in the aggregate 245,000 common share purchase options to employees and consultants, with exercise prices of $1.30 to $1.50. The initial fair value of the options was $136,411 using the Black Scholes method at the date of grant of the options based on the following assumptions: (1) risk free interest rate of 5.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 238% - 246%; and (4) an expected life of the options of 2 years. The fair value of the vested options has been expensed in this period. In accordance with EITF 96-18, the fair value of consultant vesting options will be recomputed at each reporting period and any increase will be charged to expense.

Also during the period ended January 31, 2008, a further 67,000 common share purchase options which were issued to employees in 2005 and 2006 vested, with $56,528 charged to expense.

During the period ended October 31, 2007, we issued in the aggregate 1,500,000 common share purchase options to employees and consultants, with exercise prices of $1.00 to $1.80. The initial fair value of the options was $1,828,811 using the Black Scholes method at the date of grant of the options based on the following assumptions: (1) risk free interest rate of 4.90%-5.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 252% - 328%; and (4) an expected life of the options of 2 years. The fair value of the options has been expensed in this period. In accordance with EITF 96-18, the fair value of consultant vesting options will be recomputed at each reporting period and any increase will be charged to expense. Due to staff departures, 330,000 options were cancelled, all of which had exercise prices of $1.00 to $1.50. Also during the year, a total of 34,100 options were exercised at $1.00. During the period ended October 31, 2007, $1,036,454 was charged to expense.

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

NOTE 8 - WARRANTS AND STOCK OPTIONS

Transactions involving stock options and warrants issued are summarized as follows:

	Three months ended January 31, 2008		Year ended October 31, 2007
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	36,519,318	$1.39	13,410,000	$1.29
Granted during the period	245,000	1.32	23,473,418	1.44
Exercised during the period	-	-	(34,100)	1.00
Terminated during the period	-	-	(330,000)	1.22

Outstanding at the end of the period	36,764,318	$1.39	36,519,318	$1.39

Exercisable at the end of the period	35,754,517	$1.39	35,467,518	$1.39

The number and weighted average exercise prices of stock purchase options and warrants outstanding as of January 31, 2008 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Vested
0.50	750,000	3.25	750,000
0.58	400,000	3.16	400,000
1.00	5,845,900	3.32	5,634,700
1.30	14,781,709	3.99	14,375,209
1.50	525,000	3.85	410,499
1.70	14,401,709	3.98	14,164,109
1.80	60,000	4.65	20,000
Totals	36,764,318	3.85	35,754,517

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

For income tax reporting purposes, the Company's aggregate U.S. unused net operating losses approximate $32,375,000 which expire through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $11,005,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

For income tax reporting purposes, the Company's aggregate UK unused net operating losses approximate $10,795,000, with no expiration. The deferred tax asset related to the carry-forward is approximately $3,235,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Income tax expense for 2007 represents income taxes on our Norwegian subsidiary.

Components of deferred tax assets as of January 31, 2008 and October 31, 2007 are as follows:

Non-Current	2008	2007

Net Operating Loss Carry Forward	$11,005,000	$10,455,000
Valuation Allowance	(11,005,000)	(10,455,000)

Net Deferred Tax Asset	$-	$-

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

An initial factoring agreement was entered into on August 17, 2005 between Faunus Group International, Inc. (“FGI”) and Coda Octopus Group, Inc., for a maximum borrowing in the US of up to $1 million. This agreement can be cancelled with three months’ notice before each anniversary date. Subsequent agreements were added in November 2006 covering our UK businesses, Martech Systems Ltd and Coda Octopus Products Ltd, both of which are on the same terms as the original agreement, except for the initial term, which is a minimum of two years.

Over the course of the period to January 31, 2008, we factored invoices totaling $1,052,687 in receivables and we received $842,150 in proceeds from FGI. This compares with the year to October 31, 2007, where we factored invoices totaling $5,088,665 in receivables and we received $3,961,695 in proceeds from FGI.

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

Operating Leases

We occupy our various office and warehouse facilities pursuant to both term and month-to-month leases. Our term leases expire at various times through September 2013. Future minimum lease obligations are approximately $1,522,256, with the minimum future rentals due under these leases as of January 31, 2008 as follows:

2008	$450,506
2009	366,679
2010	350,493
2011	321,283
2012 and thereafter	33,295

Total	$1,522,256

Concentrations

We had no concentrations of purchases of over 5% during either of the period ended January 31, 2008 and year ended October 31, 2007. We had a sales concentration of over 5% for the period ended January 31, 2008 and year ended October 31, 2007 due to a sale to a customer for $402,131 and $2,294,279, respectively.

NOTE 11 - NOTES AND LOANS PAYABLE

A summary of notes payable at January 31, 2008 and October 31, 2007 is as follows:

	2008	2007
The Company, through its UK subsidiary Coda Octopus Products Ltd has a 7 year unsecured loan note; interest rate of 12% annually; repayable at borrower’s instigation or convertible into common stock when the share price reaches $3.	$200,000	$200,000

The Company, through its US subsidiary Innalogic, Inc., has a capital lease for equipment for monthly payments of $2,369.74 for 24 months. The Company at year end has sold the equipment and thus violated the terms of the lease that prohibit sale of equipment under the capital lease. The Company has deferred revenue of $127,340 in relation to this capital lease. See Note 2.	35,314	41,091

The Company has an unsecured revolving line of credit with a US bank through its US subsidiary Colmek Systems Engineering, for $50,000 with an interest rate of 12.5% annually; repayable at borrower’s instigation.	14,181	17,181

The Company through its US subsidiary Colmek Systems Engineering, has an outstanding loan note payable for the financing of a truck over 60 months; monthly payments of $897.18; annual interest rate of 10.99%.	26,973	29,145

The Company through its US subsidiary Colmek Systems Engineering, has an unsecured loan note payable to a director and former officer of the Company.	28,104	34,104

Total	$304,572	$321,521

Less: current portion	88,698	56,382

Total long-term portion	$215,874	$265,139

NOTE 12 - RELATED PARTY TRANSACTIONS

We are indebted to various related parties for advances for payments of operating expenses and dividends. These related parties include our biggest shareholder and other entities controlled by this shareholder. Advances are non interest bearing and are due on demand. At the end of the period ending January 31, 2008, $115,779 was due to related parties, compared with $184,425 for the year ending October 31, 2007.

We are also owed by related parties a sum of $105,685 at January 31, 2008 and October 31, 2007.

NOTE 13 - ACQUISITIONS

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

The following unaudited pro forma results of operations for the period ended January 31, 2007 assume that the acquisition of Colmek occurred on November 1, 2006. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. There is no change to the period to January 31, 2008.

2007

Revenue	$3,373,963
Net loss	(2,528,407)
Loss per common share	(0.16)

NOTE 14 - SEGMENT INFORMATION

Due to the nature of our businesses, we are operating in two reportable segments, which are managed separately based upon fundamental differences in their operations. Martech, Colmek, and Innalogic operate as contractors, and the balance of our operations is comprised of product sales.

Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Corporate includes general corporate administrative costs.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies.

There are inter-segment sales between our engineering contracting businesses and our products businesses.

The following table summarizes segment asset and operating balances by reportable segment.

	Contracting	Products	Corporate	Totals
Revenues	$1,293,458	$1,770,954	$62,819	$3,127,231
Operating profit/(loss)	(426,846)	404,750	(2,239,569)	(2,261,665)
Identifiable assets	5,504,706	2,627,258	3,399,339	11,531,303
Capital expenditure	2,861	23,054	3,090	29,006
Selling, general & administrative	893,291	626,916	1,536,720	3,056,927
Depreciation & amortization	64,921	18,764	13,511	97,196
Interest expense	29,173	78,453	6,345	113,971

The Company’s reportable business segments operate in two geographic locations. Those geographic locations are:

* United States

* United Kingdom

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales.

Information concerning principal geographic areas is presented below according to the area where the activity is taking place for the period ending January 31, 2008 and the year ending October 31, 2007:

	2008	2007
Revenues:
United States	$1,632,476	$7,129,507
United Kingdom	1,431,936	6,723,806
Corporate and other	62,819	-
Total Revenues	$3,127,231	$13,853,313

Assets:
United States	$4,463,518	$5,529,261
United Kingdom	3,668,445	6,597,202
Corporate and other	3,399,339	1,454,999
Total Assets	$11,531,303	$13,581,462

NOTE 15 - SUBSEQUENT EVENTS

In January 2008, we converted 320 shares of series A preferred stock into 56,640 shares of common stock, which are subscribed for at January 31, 2007, but not issued. The 56,640 shares of common stock were issued in March 2008.

In March 2008, we issued 60,000 shares of common stock to an investor. These shares were subscribed for in February 2007 and received warrant coverage of 50% at $1.30 and 50% at $1.70, with these warrants issued before the end of October 2007.

On February 21, 2008, we closed a $12 million secured convertible bond financing. The terms of this financing can be summarized as a 7 year bond, convertible into common stock at $1.05 at any time over this period, with a coupon of 8.5% and a redemption premium of 30%. The company can force conversion into common stock according to the following schedule: after 2 years, when the stock price closes above $2.50; after 3 years, $2.90; after 4 years, $3.50; provided in each case that the stock closes at or above the specified price for 40 consecutive trading days. The bonds are secured by all of our assets and all of our subsidiaries’ assets, subject only to the security interest in favor of our factor.

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

•
underwater defense/security, where we market to ports and harbors, state and federal government agencies and defense contractors. We started to focus on this market following the acquisition of OmniTech AS, a Norwegian Company, in December 2002, a company which had developed a prototype system, the Echoscope ™, a unique, patented instrument which permits accurate three-dimensional visualization, measurement, data recording and mapping of underwater objects. We have recently completed developing and commenced marketing this first real time, high resolution, three-dimensional underwater sonar imaging device which we believe has particularly important applications in the fields of port security, defense and undersea oil and gas development.

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

Approximately 54% of our 2007 revenues of $13,853,313 were attributable to the sale of products. On a pro forma basis, adding the acquired businesses last year would have given us revenues of $14,757,876 and around 49% of our revenues would have been generated from engineering contracting services. For the three months to January 31, 2008, our revenues were $3,127,231, with approximately 57% of this attributable to our products business, and the remainder to our acquired engineering services businesses.

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

Results of Operations

Introduction

Activities pursuant to the acquisition of Miller and Hilton Inc. d/b/a Colmek System Engineering (“Colmek”) on April 6, 2007 are not included in the three months ending January 31, 2007, as the period ended before the acquisition date. The three month period ending January 31, 2008 includes revenues and expenses of Colmek for that period.

Comparison of Three Months Ended January 31, 2008 (“2008 Period”) compared to Three Months Ended January 31, 2007 (“2007 Period”)

Revenues. Total revenues for the 2008 period and the 2007 period were $3,127,231 and $2,701,275 respectively. This represented an increase of $425,956 or 15.8%. Contributions from Colmek in the quarter were $971,373 against no revenues in the same period in 2007, as it was acquired in April 2007. Of the $545,417 decrease in like-for-like revenues, this was down to reduced revenues at both Innalogic and Martech, though these effects are expected to be temporary. A key missing item was the expected US Coast Guard which was not confirmed until after the end of the quarter, but which was originally expected in our first quarter. This difference is around $750,000.

Margins. Gross margins were weaker in the 2008 period at 47.5% compared with 65.2% for the 2007 period. This reflects the higher mix of engineering business, which is traditionally lower margin than our products sales. When combined with the lack of order flow at Innalogic, and the delay in the Coast Guard contract, this accounts for the shrinking margins. Our products achieved gross margins of 61.3%, in line with expectations.

Research and Development (R&D). R&D increased 32.9% to $689,193 in the 2008 period from $518,393 in 2007. This reflects further development of the Echoscope™ and UIS™ (Underwater Inspection System) tied, in part, to the TSWG contract, the initial stage of which finished in January, with the next stage starting in February. The company will continue to work on enhancements to all its products.

Selling and General and Administrative Expenses (SG&A). SG&A expenses for the 2008 period decreased slightly to $3,056,927 from $3,224,659 in 2007, a decrease of 5.2%. The addition of Colmek since the 2007 period, responsible for SG&A of $430,753, means that the actual reduction in like-for-like SG&A was $598,485, or 18.6%.

Key areas of expenditures include wages and salaries, where we spent $1,556,305 or 50.5% of our SG&A costs (2007 period was $1,583,210 or 49.1%); legal and professional fees, including accounting, audit and investment banking services, increased to $445,556 or 14.5% in 2008 from $256,629 or 8.0% of SG&A in 2007; travel increased to $154,604 or 5.0% of SG&A from $129,994 or 4.0% in 2007; rent increased to $126,449, or 4.1%, in 2008, from $105,151, or 3.3% in 2007; and marketing increased to $214,894 or 7.0% of SG&A from $50,295 or 1.6% of SG&A in 2007.

Operating Loss. The company produced an operating loss for the period of $2,261,665 against a loss of $2,417,806 in 2007. Removing and non-recurring expenses totaling $435,000 in 2007, the comparison shows an increase in operating losses of $278,859. This again reflects the timing shift in the Coast Guard contract.

Interest Expense Interest expense was static for the period with $113,971 incurred in 2008 and $115,211 in 2007.

Preferred Dividends and Beneficial Conversion Feature. During the 2007 period there was an $800,000 beneficial conversion feature with no comparable conversion feature in 2008. Dividends paid on series A preferred stock in 2008 totaled $46,093, versus $119,815 in 2007.

Liquidity and Capital Resources

As of January 31, 2008 the Company had positive working capital of $1,439,415.

In spite of the net loss generated of $2,370,779, the cash flow deficit for the period was $384,789 in the 2008 Period, compared to $1,355,169 in 2007. Of this, $109,110 was the cash used by our operating activities in 2008, versus $1,712,767 in 2007, with the remainder being mainly exchange rate effect. The 2007 period also saw financing introducing net cash of $482,757, with no comparable addition of finance in 2008.

In February 2008, the company issued an 8.5% secured convertible debenture with a conversion price of $1.05 per share callable after 2 years at $2.50, after 3 years at $2.90, and after 4 years at $3.50. The instrument is redeemable after 7 years at 130%. The company feels that this funding will enable the company to execute its plan over the next 12 months.

Our plan to move from loss to profit is based upon intensifying our focus on port security. We believe that in the post 9/11 era there are significant growth opportunities available in the market segment in which we operate because of increased government expenditures aimed at enhancing security. We also have had a measure of success in the off shore construction area. We believe that we can continue to sell into that market with success.

In the short term, our plan involves, specifically:

•
Continue to sell our current range of products into a mixture of commercial, defense and security markets, increasing sales of these products over the course of this financial year - we are expecting previous growth trends broadly to continue over the course of the year.

•
Start to sell complete turnkey systems based around our leading Echoscope™ 3-D technology, to open markets in law enforcement and inspection - a great deal of our R&D expenditure has been directed towards refining our product and completing sales this year that are currently in our pipeline, with delivery expected to start from the second quarter.

•	Continue to deliver to the Coast Guard on the contract we were awarded last July. Work on stage 2 will begin in the second quarter.

•	Deliver on our first port security solution contract through the provision of our unique 3-D technology and other products and services, enabling us to provide complete solutions.

•	Leverage our subsidiaries to take advantage of our lead in underwater sonar technology by cross marketing all group products and services from each company.

•	Continue to review and refocus our cost base where necessary to achieve a cost level commensurate with our current level of activity.

Through these measures, we aim to move from cash negative for last year and the first quarter of this year to cash positive. We also aim to move from heavily loss-making for the past 2 years to profitable for the current year, prior to any non-cash charges made to our income statement. Although we intend to pursue our plans aggressively as set forth in the previous paragraph, there can be no assurance that we will be successful in our attempt to make the company profitable in the near future, or ever.

Inflation and Foreign Currency

The Company maintains its books in local currency: US Dollars for the parent holding Company in the United States of America, Pounds Sterling for its UK operations and Norwegian Kroner for its Norwegian operations.

The Company’s operations are primarily inside of the United States through its wholly-owned subsidiaries, though a significant proportion of revenues and costs are incurred outside of the US. As a result, fluctuations in currency exchange rates may significantly affect the Company's sales, profitability and financial position when the foreign currencies of its international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may or will affect the Company's business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

It is the opinion of the Company that inflation has not had a material effect on its operations.

Financing Activities

Since February 2005, we have raised approximately $36,724,289 in cash through the issuance in private offerings at various times of shares of our common stock, and units consisting of shares of preferred stock and warrants to purchase common stock.

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

From June 2006 through January 2007, we issued to one institutional investor units consisting 46,000 shares of our Series B Preferred Stock and four five year warrants to purchase 9.2 million shares of our common stock at a price ranging from $1.30 to $2.00 per share and 650,000 shares of our Common Stock for a total cash consideration of $4,600,000. Of these 46,000 shares of Series B Preferred Stock, 18,181 were redeemed in April 2007 and the remaining shares were converted into 2,781,900 shares of our common stock.

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

In January 2007, we issued to one investor 3,000 shares of our Series B Preferred Stock plus five-year warrants to purchase 300,000 shares of our common stock at $1.30 per share and five-year warrants to purchase 300,000 shares of our common stock at $1.70 per share for a total cash consideration of $300,000. The 3,000 shares of Series B Preferred Stock have since been converted into 300,000 shares of our common stock.

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

In February 2008, we issued $12 million of 8.50% secured convertible debentures. This instrument is convertible into common stock at $1.05 per share. It is callable by the company at $2.50 after two years, $2.90 after three years and at $3.50 after four years. It matures at 130% after seven years.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3. Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of January 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have identified the following material weaknesses as of January 31, 2008:

•	Insufficient disclosure controls in that we have experienced insufficient communication between the various subsidiaries and departments and a lack of timely financial reporting.

•	Insufficient accounting procedures relating to areas including: revenue booking, inventory control, expense sign off procedures and shipping documentation.

We are in the process of putting improved procedures in place to remedy the various shortcomings in these areas.

(b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control  over financial reporting during the quarter covered by this Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There were no material pending legal proceedings at January 31, 2008 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

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

Coda Octopus Group, Inc. (Registrant)

Date: March 19, 2008	/s/ Jason Reid
Jason Reid
President and Chief Executive Officer

Date: March 19, 2008	/s/ Jody E. Frank
Jody Frank
Chief Financial Officer