Form 10QSB
period 2008-04-30
Coda Octopus Group, Inc.
filed 2008-06-16
CIK 1334325

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of June 16, 2008: 48,409,927.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CODA OCTOPUS GROUP, INC.
CONDENSED  CONSOLIDATED BALANCE SHEET
APRIL 30, 2008 AND OCTOBER 31, 2007

	April 30, 2008 (Unaudited)	October 31, 2007 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,723,806	$916,257
Short-term investments, Note 3	552,500	935,000
Accounts receivable, net of allowance for doubtful accounts	2,583,838	2,720,151
Inventory	2,722,722	2,926,517
Due from related parties, Note 12	148,153	105,685
Unbilled receivables, Note 2	997,917	380,017
Other current assets, Note 4	438,830	691,560
Prepaid expenses	459,440	476,283

Total current assets	15,627,206	9,151,470

Property and equipment, net, Note 5	403,422	422,738
Rental equipment, net, Note 5	-	-
Goodwill and other intangible assets, net, Note 6	5,629,288	4,007,253

Total assets	$21,659,916	$13,581,461

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade	$1,284,742	$1,618,250
Accrued expenses and other current liabilities	1,673,897	1,937,569
Deferred revenues, Note 2	503,057	593,325
Deferred payment related to acquisitions, Note 13	-	763,936
Accrued dividends on Series A&B Preferred Stock	68,900	86,766
Due to related parties, Note 12	14,641	184,425
Loans and notes payable, short term, Note 11	115,297	56,382

Total current liabilities	3,660,534	5,240,653

Loans and notes payable, long term, Note 11	12,234,140	265,139

Total liabilities	15,894,674	5,505,792

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 6,287 and 6,407 Series A issued and outstanding, as of April 30, 2008 and October 31, 2007 respectively	6	6
Common stock, $.001 par value; 100,000,000 shares authorized, 48,399,896 and 48,245,768 shares issued and outstanding as of April 30, 2008 and October 31, 2007 respectively	48,400	48,246
Common Stock subscribed	200,750	80,000
Additional paid-in capital	50,491,726	49,785,244
Accumulated other comprehensive loss	(742,547)	(238,097)
Accumulated deficit	(44,233,093)	(41,599,730)

Total stockholders' equity	5,765,242	8,075,669

Total liabilities and stockholders' equity	$21,659,916	$13,581,461

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2008 and 2007
(UNAUDITED)
	For the three months	For the three months	For the six months	For the six months
	ended April 30,	ended April 30,	ended April 30,	ended April 30,
	2008	2007	2008	2007

Net revenue	$5,096,684	$2,233,439	$8,223,915	$4,934,714

Cost of revenue	1,306,776	1,271,344	2,949,552	2,212,373

Gross profit	3,789,908	962,095	5,274,363	2,722,341

Research and development	764,308	583,365	1,453,501	1,101,758
Selling, general and administrative expenses	2,802,193	2,063,880	5,859,122	5,288,539
Non-recurring expenses	-	-	-	435,000

Operating income (loss)	223,407	(1,685,150)	(2,038,260)	(4,102,956)

Other income (expense)

Other income	44,368	35,697	49,225	37,795
Interest expense	(455,334)	(5,673,385)	(569,305)	(5,788,596)

Total other income (expense)	(410,966)	(5,637,688)	(520,080)	(5,750,801)

Loss before income taxes	(187,559)	(7,322,838)	(2,558,340)	(9,853,757)

Provision for income taxes	-	-	-	-

Net loss	(187,559)	(7,322,838)	(2,558,340)	(9,853,757)

Preferred Stock Dividends:
Series A	(28,931)	(207,099)	(75,024)	(207,099)
Series B	-	(107,680)	-	(107,680)
Beneficial Conversion Feature	-	-	-	(800,000)

Net Loss Applicable to Common Shares	$(216,490)	$(7,637,617)	$(2,633,364)	$(10,968,536)

Loss per share, basic and diluted	(0.00)	(0.23)	(0.05)	(0.38)

Weighted average shares outstanding	48,317,993	33,027,006	48,283,808	29,138,920

Comprehensive loss:

Net loss	$(187,559)	$(7,322,838)	$(2,558,340)	$(9,853,757)

Foreign currency translation adjustment	(4,289)	130,737	(121,950)	95,249
Unrealized loss on investment	(195,500)	-	(382,500)	-

Comprehensive loss	$(387,348)	$(7,192,101)	$(3,062,790)	$(9,758,508)

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED APRIL 30, 2008
(UNAUDITED)
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Stock	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Loss	Deficit	Total
Balance, October 31, 2007	6,407	$6	-	$-	48,245,768	$48,246	80,000	$49,785,244	$(238,097)	$(41,599,730)	$8,075,669

Sale of preferred stock	200	0					(20,000)	20,000			-

Sale of common stock					60,000	$60	(60,000)	$59,940			-

Conversion of preferred stock to common	(320)	0			56,640	$57		(56)			-

Stock issued for compensation					9,200	9	200,750	$7,441			208,200

Fair value of options and warrants issued for compensation and financing								584,169			584,169

Preferred stock dividends
Series A cash										(75,024)	(75,024)
Series A stock					28,288	28		34,988			35,016

Accumulated other comprehensive loss
Foreign currency translation adjustment									(121,950)		(121,950)
Unrealized loss from marketable securities									(382,500)		(382,500)

Net loss										(2,558,340)	(2,558,340)
Balance April 30, 2008	6,287	$6	-	$-	48,399,896	$48,400	$200,750	$50,491,726	$(742,547)	$(44,233,093)	$5,765,242

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2008 and 2007
(UNAUDITED)

	2008		2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	(2,558,340)	$(9,853,757)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization		253,155	160,713
Stock based compensation		196,189	1,823,061
Financing costs		395,430	5,544,445
Dividends		-	132,968
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable		136,313	(263,127)
Inventory		203,795	(604,375)
Prepaid expenses		16,843	(196,603)
Other receivables		(407,638)	(112,018)
Increase (decrease) in:
Accounts payable and accrued expenses		(492,299)	(1,557,443)
Due to related parties		(169,784)	(196,002)

Net cash used in operating activities		(2,426,336)	(5,122,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment		(63,154)	(113,582)
Purchases of intangible assets		(97,827)	(1,000)
Acquisitions		(763,936)	(800,000)
Cash acquired from acquisitions		-	35,515

Net cash used by investing activities		(924,917)	(879,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) loans		10,437,753	(1,066,447)
Proceeds from sale of stock		-	13,080,865
Redemption of preferred stock		-	(1,818,100)
Preferred stock dividend paid		(64,491)	(247,840)

Net cash provided by financing activities		10,373,262	9,948,478

Effect of exchange rate changes on cash		(214,460)	(19,398)

Net (increase) in cash		6,807,549	3,927,875

Cash and cash equivalents, beginning of period		916,257	1,377,972

Cash and cash equivalents, end of period		$7,723,806	$5,305,847

Cash paid for:
Interest		$282,805	$243,600
Income taxes		-	-

Supplemental Disclosures:

During the Six Months ended April 30, 2008, 37,488 shares of common stock were issued as payment of $3,250 of compensation that was earned, $4,200 of non-cash financing costs and $35,016 of series A preferred stock dividends due.

During the Six Months ended April 30, 2007, 1,522,180 shares of common stock were issued as payment of $1,662,817 of compensation that was earned.

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions to SEC form 10Q-SB . Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six month period ended April 30, 2008, are not necessarily indicative of the results that may be expected for the year ended October 31, 2008. The unaudited condensed financial statements should be read in conjunction with the consolidated October 31, 2007 financial statements and footnotes thereto included in the Company’s 10K-SB filed on February 26, 2008 with the Securities Exchange Commission (SEC).

Business and Basis of Presentation

Coda Octopus Group, Inc. (”we”, “us”,“our company” or “Coda”), a corporation formed under the laws of the State of Florida, is a developer of underwater technologies and equipment for imaging, mapping, defense and survey applications. We are based in New York, with research and development, sales and manufacturing facilities located in the United Kingdom and Norway, and additional sales locations in Florida, Utah and Washington, D.C.

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

Revenue Recognition

We record revenue in accordance with the guidance of the SEC's Staff Accounting Bulletin SAB No. 104 (SAB 104), which supersedes SAB No. 101 in order to encompass Emerging Issues Task Force ( EITF) No. 00-21 , Revenue Arrangements with Multiple Deliverables . Our revenue is derived from sales of underwater technologies and equipment for imaging, mapping, defense and survey applications. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. No right of return privileges are granted to customers after shipment.

For arrangements with multiple deliverables, we recognize product revenue by allocating the revenue to each deliverable based on the fair value of each deliverable in accordance with EITF No. 00-21 and SAB No. 104 , and recognize revenue for equipment upon delivery and for installation and other services as performed. EITF No. 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

Our contracts sometimes require customer payments in advance of revenue recognition. These deposit amounts are reflected as liabilities and recognized as revenue when the Company has fulfilled its obligations under the respective contracts.

Revenues derived from our software license sales are recognized in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, and SOP No. 98-9, “Modifications of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions”. For software license sales for which any services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed and determinable.

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

Accounts Receivable

We periodically review our trade receivables in determining our allowance for doubtful accounts. Allowance for doubtful accounts was nil for the period ended April 30, 2008 and $17,910 for the year ended October 31, 2007.

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

Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method. Inventory is comprised of the following components at April 30, 2008 and October 31, 2007:
	2008	2007
Raw materials	$1,778,188	$1,789,051
Work in process	83,400	334,813
Finished goods	861,134	802,653

Total inventory	$2,722,722	$2,926,517

Property and Equipment

We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to four years, the estimated useful lives of the property and equipment.

Long-Lived Assets

We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment loss was recognized during the period ended April 30, 2008 or the year ended October 31, 2007.

Research and Development

Research and development costs consist of expenditures for the present and future patents and technology, which cannot be capitalized. We are eligible for United Kingdom tax credits related to our qualified research and development expenditures. Tax credits are classified as a reduction of research and development expense. We recorded no tax credits during the period ended April 30, 2008 or the year ended October 31, 2007.

Marketing

We charge the costs of marketing to expense as incurred. For the period ended April 30, 2008 marketing costs were $637,186.

Other Operating Expenses

We incurred costs of nil and $435,000 as non-recurring fees and expenses in connection with our financings and acquisitions for the period ended April 30, 2008 and the period ended October 31, 2007 respectively, which were also included in our loss from operations, and shown separately under Other Operating Expenses.

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

We test for impairment at the reporting unit level as defined in SFAS No. 142, “Goodwill and Other Intangible Assets”. This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS No. 144.

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

We use the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes gains and losses on foreign currency translation adjustments and is included as a component of stockholders' equity.

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

Per share basic and diluted net loss amounted to $0.05 and $0.38 for the periods ended April 30, 2008 and 2007, respectively. For the period ended April 30, 2008 and year ended October 31, 2007, 48,796,759 and 36,508,028 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As of April 31, 2008 we have cash and cash equivalents of $7,723,806 and positive working capital of $11,966,672. For the period ended April 30, 2008 we had a net loss of $2,558,340 and negative cash flow from operations of $2,426,336. We also have an accumulated deficit of $44,233,093 at April 30, 2008.

NOTE 2 - CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the balance sheet as Unbilled Receivables of $997,917 and $380,017 as of April 30, 2008 and October 31, 2007 respectively.

Billings in excess of cost and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the balance sheet. These amounts are stated on the balance sheet as Deferred Revenue of $305,342 and $232,435 as of April 30, 2008 and October 31, 2007 respectively.

Revenue received as part of sales of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales, with these amounts amortized over 12 months from the date of sale. These amounts are stated on the balance sheet as Deferred Revenue of $197,715 and $233,550 as of April 30, 2008 and October 31, 2007 respectively.

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

The fair value of all securities is determined by quoted market prices. Gains or losses on securities sold are based on the specific identification method. During the year ended October 31, 2007, the Company received marketable securities worth $850,000 in settlement of a $533,147 loan and $316,853 of accounts receivable. As of April 30, 2008, the value of the investment, which is available-for-sale for financial reporting purposes, was $552,500, compared with $935,000 at October 31, 2007. This includes an unrealized loss of $297,500 which has been included in the determination of comprehensive loss.

NOTE 4 - OTHER CURRENT ASSETS

Other current assets on the balance sheet total $438,830 and $691,560 at April 30, 2008 and October 31, 2007 respectively. These totals comprise the following:

	2008	2007
Deposits	$117,101	$191,352
Value added tax (VAT)	115,966	293,934
Other receivables	205,763	206,274

Total	$438,830	$691,560

NOTE 5 - FIXED ASSETS

Property and equipment at April 30, 2008 and October 31, 2007 is summarized as follows:

	2008	2007
Machinery and equipment	$1,046,269	$983,115
Accumulated depreciation	(642,847)	(560,377)

Net property and equipment assets	$403,422	$422,738

Depreciation expense recorded in the statement of operations for the periods ended April 30, 2008 and October 31, 2007 is $82,470 and $101,802, respectively.

Rental equipment at April 30, 2008 and October 31, 2007 is summarized as follows:

	2008	2007
Rental equipment	$240,876	$240,876
Accumulated depreciation	(240,876)	(240,876)

Net rental equipment assets	$-	$-

Depreciation expense recorded in the statement of operations for the periods ended April 30, 2008 and October 31, 2007 is nil and $120,851, respectively.

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

The identifiable intangible assets acquired and their carrying value at April 30, 2008 and October 31, 2007 is:
	2008	2007
Customer relationships (weighted average life of 10 years)	$694,503	$694,503
Non-compete agreements (weighted average life of 3 years)	198,911	198,911
Patents (weighted average life of 10 years)	69,320	48,530
Convertible debenture raise costs (expected life of 7 years)	1,694,893	-
Product development (weighted average life of 3 years)	60,014	-
Licenses (weighted average life of 2 years)	100,000	100,000

Total amortized identifiable intangible assets - gross carrying value	2,817,641	1,041,944
Less accumulated amortization	(287,928)	(134,266)

Net	2,529,713	907,678

Residual value	$2,529,713	$907,678

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

Estimated amortization expense as of April 30, 2008 is as follows:
2008	$230,353
2009	430,189
2010	349,054
2011	325,330
2012 and thereafter	1,194,787

Total	$2,529,713

Amortization of patents, customer relationships, non-compete agreements and licenses included as a charge to income amounted to $170,685 and $115,005 for the period ended April 30, 2008 and year ended October 31, 2007, respectively. Goodwill is not being amortized.

As a result of the acquisitions of Martech and Colmek, the Company has goodwill in the amount of $3,099,575 as of April 30, 2008 and October 31, 2007. The changes in the carrying amount of goodwill for the periods ended January 31, 2008 are recorded below.

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

NOTE 7 - CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $.001 per share. As of April 30, 2008 and 2007, the Company has issued and outstanding 48,399,896 shares and 46,064,668 shares of common stock respectively. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $.001 per share. We have designated 50,000 preferred shares as Series A preferred stock and have designated 50,000 preferred shares as Series B preferred stock. The remaining 4,900,000 shares of preferred stock is undesignated. There were 6,287 and 6,407 Series A preferred shares outstanding at April 30, 2008 and 2007 respectively, and nil and 1,819 Series B preferred shares outstanding at the same dates.

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

During the period ended April 30, 2008 we issued 200 shares of Series A Preferred Stock. We converted 320 shares of Series A Preferred Stock into 56,640 shares of common stock. At April 30, 2008, the total of Series A Preferred Stock outstanding is 6,287 shares, convertible into 1,013,670 shares of common stock.

During the year ended October 31, 2007 we did not issue any shares of Series A Preferred Stock. However, we did convert 17,234 shares of Series A Preferred Stock into 2,878,418 shares of common stock and 1,439,209 warrants with a conversion price of $1.30 and 1,439,209 warrants with a conversion price of $1.70. At October 31, 2007, the total of Series A Preferred Stock outstanding was 6,407 shares, convertible into 1,050,310 shares of common stock.

Series B Preferred Stock

We designated 50,000 shares of our preferred stock, par value $.001, as Series B Preferred Stock. The Series B Preferred Stock ranks junior to our issued and outstanding Series A preferred Stock and senior to all classes of common stock. The Series B Preferred Stock has a dividend rate of 8% per year. The Series B Preferred Stock and accrued dividends are convertible at the option of the holder into shares of our common stock at a conversion price of $1.00 per share. As of April 30, 2008, we have no shares of Series B Preferred Stock outstanding.

During the period ended October 31, 2007, we sold 8,000 preferred Series B stock units, each unit consisting of one share of our Series B Preferred Stock, 100 Series A warrants, 100 Series B warrants, and 81.25 shares of common stock (650,000 shares of common stock in total). Each Series A warrant and Series B warrant is exercisable into shares of our common stock for a period of five years at exercise prices of $1.30 and $1.70 per share, respectively. Gross and net proceeds from the sale of the units were $800,000.

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

Common Stock

During the period ending April 30, 2008 we issued 5,000 shares of common stock, valued at $3,250, to employees, directors and consultants for services. We also issued 28,288 shares of common stock as dividend payments due to holders of Series A Preferred stock, which had accrued over the period August 2006 to October 2007, valued at $35,017. A further 56,640 share were issued as conversion of 320 shares of Series A preferred stock. We also issued 64,200 shares to an investor who had subscribed for these shares in February 2007.

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

Other Equity Transactions

During the period ended April 30, 2008, we issued in the aggregate 245,000 common share purchase options to employees and consultants, with exercise prices of $1.30 to $1.50. The initial fair value of the options was $176,782 using the Black Scholes method at the date of grant of the options based on the following assumptions: (1) risk free interest rate of 5.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 238% - 246%; and (4) an expected life of the options of 2 years. The fair value of the vested options has been expensed in this period. In accordance with EITF 96-18, the fair value of consultant vesting options will be recomputed at each reporting period and any increase will be charged to expense.

Also during the period ended April 30, 2008, a further 67,000 common share purchase options which were issued to employees in 2005 and 2006 vested, with $91,299 charged to expense.

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

NOTE 8 - WARRANTS AND STOCK OPTIONS

Transactions involving stock options and warrants issued are summarized as follows:

	Six months ended April 30, 2008		Year ended October 31, 2007
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	36,519,318	$1.39	13,410,000	$1.29
Granted during the period	845,000	1.45	23,473,418	1.44
Exercised during the period	-	-	(34,100)	1.00
Terminated during the period	-	-	(330,000)	1.22

Outstanding at the end of the period	37,364,318	$1.39	36,519,318	$1.39

Exercisable at the end of the period	36,354,518	$1.39	35,467,518	$1.39

The number and weighted average exercise prices of stock purchase options and warrants outstanding as of April 30, 2008 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Vested
0.50	750,000	3.00	750,000
0.58	400,000	2.92	400,000
1.00	5,845,900	3.08	5,634,700
1.30	15,081,709	3.67	14,675,209
1.50	525,000	3.60	410,500
1.70	14,701,709	3.66	14,464,109
1.80	60,000	4.40	20,000
Totals	37,364,318	3.55	36,354,518

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

For income tax reporting purposes, the Company's aggregate U.S. unused net operating losses approximate $36,313,000 which expire through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $12,346,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

For income tax reporting purposes, the Company's aggregate UK unused net operating losses approximate $7,069,000, with no expiration. The deferred tax asset related to the carry-forward is approximately $2,121,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Income tax expense for 2007 represents income taxes on our Norwegian subsidiary.

Components of deferred tax assets as of April 30, 2008 and October 31, 2007 are as follows:

Non-Current	2008	2007

Net Operating Loss Carry Forward	$12,346,000	$10,455,000
Valuation Allowance	(12,346,000)	(10,455,000)

Net Deferred Tax Asset	$-	$-

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

Over the course of the period to April 30, 2008, we factored invoices totaling $3,547,621 in receivables and we received $2,932,006 in proceeds from FGI. This compares with the year to October 31, 2007, where we factored invoices totaling $5,088,665 in receivables and we received $3,961,695 in proceeds from FGI.

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

Operating Leases

We occupy our various office and warehouse facilities pursuant to both term and month-to-month leases. Our term leases expire at various times through September 2013. Future minimum lease obligations are approximately $1,418,736, with the minimum future rentals due under these leases as of April 30, 2008 as follows:
2008	$207,835
2009	360,552
2010	344,368
2011	315,302
2012 and thereafter	190,680

Total	$1,418,736

Concentrations

We had no concentrations of purchases of over 5% during either of the period ended April 30, 2008 and year ended October 31, 2007. We had a sales concentration of over 5% for the period ended April 30, 2008 and year ended October 31, 2007 due to a sale to a customer for $1,026,473 and $2,294,279, respectively.

NOTE 11 - NOTES AND LOANS PAYABLE

A summary of notes payable at April 30, 2008 and October 31, 2007 is as follows:
	April 30, 2008	October 31, 2007
The Company, through its UK subsidiary Coda Octopus Products Ltd has a 7 year unsecured loan note; interest rate of 12% annually; repayable at borrower’s instigation or convertible into common stock when the share price reaches $3.	$200,000	$200,000

The Company, through its US subsidiary Innalogic, Inc., has a capital lease for equipment for monthly payments of $2,369.74 for 24 months.	-	41,091

The Company has an unsecured revolving line of credit with a US bank through its US subsidiary Colmek Systems Engineering, for $50,000 with an interest rate of 12.5% annually; repayable at borrower’s instigation.	13,181	17,181

The Company through its US subsidiary Colmek Systems Engineering, has an outstanding loan note payable for the financing of a truck over 60 months; monthly payments of $897.18; annual interest rate of 10.99%.	24,802	29,145

The Company through its US subsidiary Colmek Systems Engineering, has an unsecured loan note payable to a director and former officer of the Company.	20,104	34,104

The Company has a secured convertible debenture for $12M, with a life of 7 years from February 26, 2008, maturing at 130% of face value, and with interest payable every six months at a rate of 8.5%	12,091,350	-

Total	$12,349,437	$321,521

Less: current portion	115,297	56,382

Total long-term portion	$12,234,140	$265,139

NOTE 12 - RELATED PARTY TRANSACTIONS

We are indebted to various related parties for advances for payments of operating expenses and dividends. These related parties include our biggest shareholder and other entities controlled by this shareholder. Advances are non interest bearing and are due on demand. At the end of the period ending April 30, 2008, $14,641 was due to related parties, compared with $184,425 for the year ending October 31, 2007.

We are also owed by related parties a sum of $148,153 at April 30, 2008 compared to $105,685 at October 31, 2007.

NOTE 13 - ACQUISITIONS

Acquisition of Colmek Systems Engineering

On April 6, 2007, we completed the acquisition of Miller & Hilton d/b/a Colmek Systems Engineering, a Utah corporation (“Colmek”). The total purchase price was $2,356,750, with additional associated costs and outlays of $158,470, consisting of cash paid at the closing of the transaction in the amount of $800,000 and the issuance of 532,090 shares of our common stock, and $700,000 and 42,910 shares that were due and paid on the first anniversary of the closing date through secured promissory notes issued to the former Colmek shareholders. At the date of issuance of the 532,090 shares these were valued at $792,814. The shares of common stock issued in conjunction with the merger were not registered under the Securities Act of 1933. The acquisition of Colmek was accounted for using the purchase method in accordance with SFAS 141. The results of operations for Colmek have been included in the Consolidated Statements of Operations since the date of acquisition.

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

The following unaudited pro forma results of operations for the period ended April 30, 2007 assume that the acquisition of Colmek occurred on November 1, 2006. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. There is no change to the period to April 30, 2008.

2007

Revenue	$5,829,377
Net loss	(10,063,240)
Loss per common share	(0.38)

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

There are inter-segment sales between our engineering contracting businesses and our products businesses.

The following table summarizes segment asset and operating balances by reportable segment.

	Contracting	Products	Corporate	Totals
Revenues	$3,033,238	$4,381,284	$809,393	$8,223,915
Operating profit/(loss)	(356,547)	497,310	(2,179,023)	(2,038,260)
Identifiable assets	5,985,500	3,445,245	12,229,171	21,659,916
Capital expenditure	3,973	90,388	66,620	160,981
Selling, general & administrative	1,695,660	1,211,535	2,951,927	5,859,122
Depreciation & amortization	129,590	39,438	82,573	251,601
Interest expense	50,559	189,229	329,517	569,305

The Company’s reportable business segments operate in two geographic locations. Those geographic locations are:

* United States
* United Kingdom

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales.

Information concerning principal geographic areas is presented below according to the area where the activity is taking place for the period ending April 30, 2008 and the year ending October 31, 2007:

	2008	2007
Revenues:
United States	$2,896,178	$7,129,507
United Kingdom	4,518,344	6,723,806
Corporate and other	809,393	-
Total Revenues	$8,223,915	$13,853,313

Assets:
United States	$4,531,926	$5,529,261
United Kingdom	4,898,819	6,597,202
Corporate and other	12,229,171	1,454,999
Total Assets	$21,659,916	$13,581,462

NOTE 15 - SUBSEQUENT EVENTS

There were no significant events which occurred between April 30, 2008 and the date of filing.

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

In addition, through our two engineering services subsidiaries, Martech Systems (Weymouth) Ltd, based in Weymouth, England, UK, and Colmek Systems Engineering, based in Salt Lake City, Utah, US A , we provide engineering services to a wide variety of clients in the subsea, defense, nuclear, government and pharmaceutical industries. These engineering capabilities are increasingly being combined with our product offerings, bringing opportunities to provide complete systems, installation and support.

For the foreseeable future, we intend to intensify our focus on port security. We believe that in the post 9/11 era there are significant growth opportunities available in that particular market segment because of increased government expenditures aimed at enhancing security. Specifically, we believe that we have the ability to capitalize on this opportunity as a result of:

ཉ
First mover advantage in 3-D sonar markets based on our patented technology, our research and development efforts and extensive and successful testing in this area that date back almost two decades as well as broad customer acceptance.

ཉ	Early recognition of need for 3-D real-time sonar in defense/security applications.
ཉ	Expansion into new geographies like North America and Western Europe.
ཉ	Expansion into new commercial markets like commercial marine survey and construction with innovative products.
ཉ	Recent sole source classification for one of our products and its derivatives by certain government procurement agencies.

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

Approximately 64% of our six month 2008 revenues of $8,223,915 were attributable to pure products business. The rest was attributable to our engineering businesses at Colmek and Martech.

To this established base of business, we now plan to add other sub-sections:

ཉ
we are now starting to bid (sometimes in partnership, where areas of focus other than underwater sonar and wireless video surveillance capability are demanded) for complete port security and other solutions. We have bid on a small number of these in the last six months and hope for our first successes shortly. We have not yet been awarded any contracts for the purchase of complete solutions. However, in March of 2008, we received a $1.6 million follow on order from the U.S. Department of Defense to deliver an additional next- generation Underwater Inspection System (UIS)™ for the US Coast Guard and other potential users, to enable rapid underwater searches in the nation’s ports and waterways. In addition to the additional hardware (we delivered four original units in December of 2007) the Coast Guard has committed to a $1 million development project to help advance the product. The contract includes additional options which, if fully funded, would require us to deliver further UIS™ systems in fiscal 2009. The contract was awarded to us on a sole source basis, which means that the product is considered to be available from one source only and under Federal rules may be acquired from that source without competitive bidding process. Although this is not a complete port security system, it represents the first step towards achieving this.

ཉ
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

Purchase price allocation and impairment of intangible and long-lived assets

Intangible and long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset, and its eventual disposition. Measurement of an impairment loss for intangible and long-lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a discounted cash flow model.

We measure the carrying value of goodwill recorded in connection with the acquisitions for potential impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets”. To apply SFAS 142, a company is divided into separate “reporting units”, each representing groups of products that are separately managed. For this purpose, we have one reporting unit. To determine whether or not goodwill may be impaired, a test is required at least annually, and more often when there is a change in circumstances that could result in an impairment of goodwill. If the trading of our common stock is below book value for a sustained period, or if other negative trends occur in our results of operations, a goodwill impairment test will be performed by comparing book value to estimated market value. To the extent goodwill is determined to be impaired, an impairment charge is recorded in accordance with SFAS 142.

Results of Operations

Introduction

Activities pursuant to the acquisition of Miller and Hilton Inc. d/b/a Colmek System Engineering (“Colmek”) on April 6, 2007 are included in the three months ending April 30, 2007 for the period between April 6 and April 30. The three month period ending April 30, 2008 includes revenues and expenses of Colmek for that entire period.

Comparison of Three Months Ended April 30, 2008 (“2008 Period”) to Three Months Ended April 30, 2007 (“2007 Period”)

Revenues. Total revenues for the 2008 period and the 2007 period were $5,096,684 and $2,233,439 respectively. This represented an increase of $2,863,245 or 128.1%. Contributions from Colmek in the quarter were $939,047 against $120,454 of revenues in the same period in 2007, as it was acquired on April 06, 2007. Excluding Colmek, revenues for the corresponding periods, second quarter revenues in 2008 were $4,157,637 and $2,112,985 in the 2007 quarter, representing an increase of 96.7%. This reflects increased business in our products division specifically with regard to the oil and gas business in Europe, the construction business in the Middle East, the US Coast Guard continuing to purchase products and services, and a UIS™ (Underwater Inspection System) sale to a law enforcement agency in the US.

Margins. Gross margins were strong in the 2008 period at 74.4% compared with 43.1% for the 2007 period. This was achieved with the increase in the sale of our signature products, the Echoscope™ and the UIS™, as well as the mix of traditional products which are sold at higher margins and are becoming a dominant part of the revenue stream. The engineering business represented $1,565,973 or 30.1% of sales with the products business attaining a level of 69.9% of revenues. The company is targeting an average gross margin in the vicinity of 63% going forward.

Research and Development (R&D). R&D increased 31% to $764,308 in the 2008 period from $583,365 in 2007. This reflects further development of the Echoscope™ and UIS™ tied to the TSWG (US Coast Guard) contract, the initial stage of which finished in January, with the next stage having begun in March. The company will continue to work on enhancements to all its products.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the 2008 period increased to $2,802,193 from $2,063,880 in 2007, an increase of 35.7%. The addition of Colmek in the 2008 period is responsible for SG&A of $458,424, against $59,054 in 2007. The actual growth of SG&A in the period when adjusted for the Colmek acquisition is 16.9%. Management believes that SG&A will be scalable as revenues grow.

Key areas of expenditures include wages and salaries, where the company spent $1,674,800 or 59.8% of our SG&A costs while the 2007 period was $1,086,340 or 52.6%; legal and professional fees, including accounting, audit and investment banking services, decreased to $190,337 or 6.8% in 2008 from $394,222 or 19.1% in 2007 primarily because certain consultants were moved to the marketing expense category in 2008; travel decreased to $94,369 or 3.4% of SG&A from $162,372 or 7.9% in 2007; rent decreased slightly to $130,913, or 4.7%, in 2008, from $143,675, or 7.0% in 2007; and marketing increased to $422,293 or 15.1% of SG&A from $76,134 or 3.7% of SG&A in 2007 again due to reclassification of consultants.

Operating Income/Loss. The company produced an operating profit for the period of $223,407 against a loss of $1,685,150 in 2007. This occurred as a result of improved gross margins and higher revenues.

Interest Expense. Interest expense for the period was $455,334, of which $286,500 was associated with the convertible debenture financing by the Royal Bank of Scotland. Interest expense in 2007 was $5,673,385, mainly a non-cash item associated with the warrants in the equity financing of April, 2007.

Preferred Dividends. During the 2008 period there was a $28,931 dividend paid on the remaining series A preferred stock versus $194,963 in 2007. All of the series B preferred stock and most of the series A preferred stock was converted to equity in April/May, 2007.

Comparison of Six Months Ended April 30, 2008 (“2008 Period”) to the Six Months Ended April 30, 2007 (“2007 Period”)

Introduction

Due to the acquisition of Colmek in April 2007, the financial information presented for Coda Octopus for the six months ended April 30, 2007 (the "2007 Period"), includes activity in Colmek from April 6 to the end of the period, combined with revenue, other income and SG&A expenses of the rest of Coda Octopus Group, Inc. for the six months ending April 30, 2007. The financial information presented (“2007 Period") includes only revenues and expenses for Colmek for the period after the acquisition which occurred on April 6, 2007. As a result, the increased revenues and expenses in the accompanying consolidated statements of operations for the six months in 2008 compared to those in 2007 may not be a meaningful comparison.

Revenues. Total revenues for the 2008 Period and the 2007 Period were $8,223,915 and $4,934,714, respectively, representing an increase of 66.6%. Contributions from Colmek were $120,454 in the 2007 Period against $1,910,420 for 2008. Subtracting the contribution from this acquisition to the 2008 and 2007 Periods, there was a 31.1% increase in our original businesses. This was due to a strong demand for our traditional products in the geophysical and hydrographic survey markets as well as added traction in selling the UIS™ and Echoscope™.

Gross Margins. Margins were stronger in the 2008 Period at 64.9% compared with 55.1% for the 2007 Period, reflecting stronger sales in our traditional products business, a UIS™ sale to a US law enforcement agency and several Echoscopes™ sold to various customers including three units sold into the construction market.

Research and Development (R&D). R&D spending increased to $1,453,501 in the 2008 Period from $1,101,758 in the 2007 Period, an increase of 31%, as we continue to focus considerable effort into enhancing the Echoscope™ and releasing other products in our suite of marine geophysical offerings. In particular, work focused on delivering our Underwater Inspection System (UIS™), a turnkey system built around the Echoscope™ platform and further development work for the US Coast Guard on the UIS™ system.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the 2008 Period increased to $5,859,122 from $5,288,539 during the 2007 Period, an increase of $580,583 or 10.9% (the 2007 Period included $1.8 million in non-cash compensation charges). Some of the increase is attributable to the acquisition of Colmek which was included for the entire period in 2008.

Key areas of expenditure include wages and salaries, where we spent $3,231,105 or 55.1% of our SG&A costs (2007 Period was $4,003,808 or 75.7%, including $1,801,619 of non-cash compensation); legal and professional fees, including accounting, audit and investment banking services, amounted to $658,893, or 11.2% of our SG&A costs (2007 Period was $654,043 or 12.4%); travel costs decreased to $248,972 or 4.2% of SG&A in 2008 from $262,704 and 5.0% of SG&A in 2007; rent for our various locations remained broadly constant at $257,362, or 4.4% of SG&A in 2008, from $242,151 or 4.6% of SG&A in 2007; and marketing increased to $637,186 (10.9% of SG&A) in 2008 from $126,428 (2.4% of SG&A) in 2007. This increase in marketing costs included reclassification of certain consultants engaged in sales of our signature products who were previously included in legal and professional fees.

Other Operating Expenses. We incurred other operating expenses of $435,000 in the 2007 Period for fees incurred connected with equity fund raising. We incurred no comparable expenses in the 2008 Period.

Operating Loss. As a result of the foregoing the Company incurred a loss from operations of $2,038,260 during the 2008 Period compared to a loss from operations of $4,102,956 during the 2007 Period.

Interest Expense. Interest expense for the 2008 Period decreased to $569,305 from $5,788,596 during the 2007 Period. Of the 2007 amount, $5,544,445 was attributable to the valuation of warrants issued as part of our financing, booked as a non-cash financing charge.

Dividends and Other Stock Charges. During the 2008 Period, dividends of $75,024 were declared against $314,779 in the 2007 Period on preferred stock (most of the preferred stock was converted into common stock at the end of the 2007 Period), The 2007 amount includes $207,099 paid on the series A preferred stock and $107,680 on the series B preferred. Also included was $800,000 in non-cash charges for the beneficial conversion feature related to the issuance of series B preferred stock in January 2007. This took the net loss applicable to common shares to $10,968,536 or $0.38 per share for the 2007 Period, based on an average of 29,138,920 shares outstanding, compared to a loss of $2,633,364 or $0.05 per share for the 2008 Period, based on an average of 48,283,808 shares outstanding.

Liquidity and Capital Resources

As of April 30, 2008 the Company had positive working capital of $11,966,672 and cash totaling $7,723,806.

In spite of the net loss generated of $2,558,340, the cash flow deficit from operations for the period was $2,426,336 in the 2008 Period, compared to $5,122,138 in 2007. During the 2008 Period, we also invested around $161,000 in tangible and intangible assets for use within our various businesses, and completed the acquisition of Colmek for an outlay of a final amount of $763,936. During the 2008 Period, we raised $12M through the issuance of a convertible debenture in February 2008, which, combined with the cash flow uses outlined above, resulted in a net cash flow into the company for the period of $6,807,549. The secured convertible debenture attracts interest at a rate of 8.5%, and has a conversion price of $1.05 per share callable after 2 years at $2.50, after 3 years at $2.90, and after 4 years at $3.50. The instrument is redeemable after 7 years at 130%. The company feels that this funding will enable the company to execute its plan over the next 12 months.

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

Item 3. Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of April 30, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have identified the following material weaknesses as of April 30, 2008:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There were no material pending legal proceedings at April 30, 2008 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

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

Coda Octopus Group, Inc. (Registrant)

Date: June 16, 2008	/s/ Jason Reid
Jason Reid
President and Chief Executive Officer

Date: June 16, 2008	/s/ Jody E. Frank
Jody Frank
Chief Financial Officer