Form 10-Q
period 2008-07-31
Coda Octopus Group, Inc.
filed 2008-09-15
CIK 1334325

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of September 14, 2008: 48,853,664.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JULY 31, 2008 (UNAUDITED) AND OCTOBER 31, 2007

	July 31, 2008 (Unaudited)	October 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$6,050,996	$916,257
Short-term investments, Note 3	272,000	935,000
Accounts receivable, net of allowance for doubtful accounts	2,400,265	2,720,151
Inventory	2,502,292	2,926,517
Due from related parties, Note 12	160,289	105,685
Unbilled receivables, Note 2	1,518,073	380,017
Other current assets, Note 4	717,818	691,560
Prepaid expenses	542,208	476,283

Total current assets	14,163,941	9,151,470

Property and equipment, net, Note 5	395,629	422,738
Goodwill and other intangible assets, net, Note 6	5,566,171	4,007,253

Total assets	$20,125,741	$13,581,461

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$962,029	$1,618,250
Accrued expenses and other current liabilities	1,821,150	1,937,569
Deferred revenues, Note 2	355,796	593,325
Deferred payment related to acquisitions, Note 13	-	763,936
Accrued dividends on Series A&B Preferred Stock	31,149	86,766
Due to related parties, Note 12	63,740	184,425
Loans and notes payable, short term, Note 11	38,051	56,382

Total current liabilities	3,271,915	5,240,653

Loans and notes payable, long term, Note 11	12,429,845	265,139

Total liabilities	15,701,760	5,505,792

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 6,287 and 6,407 Series A issued and outstanding, as of July 31, 2008 and October 31, 2007 respectively	6	6
Common stock, $.001 par value; 150,000,000 shares authorized, 48,753,664 and 48,245,768 shares issued and outstanding as of July 31, 2008 and October 31, 2007 respectively	48,754	48,246
Common Stock subscribed	-	80,000
Additional paid-in capital	51,166,908	49,785,244
Accumulated other comprehensive loss	(924,657)	(238,097)
Accumulated deficit	(45,867,030)	(41,599,730)

Total stockholders' equity	4,423,981	8,075,669

Total liabilities and stockholders' equity	$20,125,741	$13,581,461

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2008 and 2007
(UNAUDITED)

	For the three months	For the three months	For the nine months	For the nine months
	ended July 31,	ended July 31,	ended July 31,	ended July 31,
	2008	2007	2008	2007

Net revenue	$5,008,525	$5,859,907	$13,232,440	$10,794,621

Cost of revenue	1,984,714	2,300,728	4,934,266	4,513,101

Gross profit	3,023,811	3,559,179	8,298,174	6,281,520

Research and development	880,339	634,679	2,333,840	1,736,437
Selling, general and administrative expenses	3,311,267	3,594,560	9,170,389	8,883,099
Other operating expenses	-	-	-	435,000

Operating income (loss)	(1,167,795)	(670,060)	(3,206,055)	(4,773,016)

Other income (expense)

Other income	47,554	35,745	96,779	73,540
Interest expense	(481,876)	(561,350)	(1,051,181)	(6,349,946)

Total other income (expense)	(434,322)	(525,605)	(954,402)	(6,276,406)

Loss before income taxes	(1,602,117)	(1,195,665)	(4,160,457)	(11,049,422)

Provision for income taxes	-	-	-	-

Net loss	(1,602,117)	(1,195,665)	(4,160,457)	(11,049,422)

Preferred Stock Dividends:
Series A	(31,819)	(31,851)	(106,843)	(238,950)
Series B	-	-	-	(107,680)
Beneficial Conversion Feature	-	-	-	(800,000)

Net Loss Applicable to Common Shares	$(1,633,936)	$(1,227,516)	$(4,267,300)	$(12,196,051)

Loss per share, basic and diluted	(0.03)	(0.03)	(0.09)	(0.34)

Weighted average shares outstanding	48,540,133	47,986,242	48,369,873	35,490,398

Comprehensive loss:

Net loss	$(1,602,117)	$(1,195,665)	$(4,160,457)	$(11,049,422)

Foreign currency translation adjustment	98,390	55,209	(23,560)	150,458
Unrealized loss on investment	(280,500)	-	(663,000)	-

Comprehensive loss	$(1,784,227)	$(1,140,456)	$(4,847,017)	$(10,898,964)

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JULY 31, 2008
(UNAUDITED)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Stock	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Loss	Deficit	Total
Balance, October 31, 2007	6,407	$6	-	$-	48,245,768	$48,246	80,000	$49,785,244	$(238,097)	$(41,599,730)		$8,075,669

Sale of preferred stock	200	0					(20,000)	20,000				-

Sale of common stock					60,000	$60	(60,000)	$59,940				-

Conversion of preferred stock to common	(320)	0			56,640	$57		(56)				-

Stock issued for compensation					352,937	353		$238,123				$238,476

Fair value of options and warrants issued for compensation and financing								$1,022,160				$1,022,160

Preferred stock dividends
Series A										$(106,843)		$(106,843)
Series B					-	-		$-		$-		$-
Stock issued for preferred stock dividends					38,319	38		$41,498				$41,536

Accumulated other comprehensive loss
Foreign currency translation adjustment									$(23,560)			$(23,560)
Unrealized loss from marketable securities									$(663,000)			$(663,000)

Net loss										$(4,160,457)	$	(4,160,457)
Balance July 31, 2008	6,287	$6	-	$-	48,753,664	$48,754	$-	$51,166,909	$(924,657)	$(45,867,030)		$4,423,981

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2008 and 2007
(UNAUDITED)

	2008		2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	(4,160,457)	$(11,049,422)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization		453,623	226,309
Stock based compensation		865,206	2,600,378
Financing costs		395,430	5,989,488
Dividends		-	164,819
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable		319,886	(2,266,830)
Inventory		424,225	(391,865)
Prepaid expenses		(65,927)	(335,974)
Other receivables		(1,515,028)	(613,707)
Increase (decrease) in:
Accounts payable and accrued expenses		(792,797)	(2,309,944)
Due to related parties		(41,945)	(44,419)

Net cash used in operating activities		(4,117,784)	(8,031,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment		(110,416)	(206,662)
Purchases of intangible assets		(180,123)	(136,854)
Acquisitions		(763,936)	(1,358,470)
Cash acquired from acquisitions		-	35,515

Net cash used by investing activities		(1,054,475)	(1,666,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) loans		10,453,421	(1,124,447)
Proceeds from sale of stock		-	14,677,980
Redemption of preferred stock		-	(1,818,100)
Preferred stock dividend paid		(127,541)	(606,597)

Net cash provided by financing activities		10,325,880	11,128,836

Effect of exchange rate changes on cash		(18,882)	85,737

Net increase in cash		5,134,739	1,516,935

Cash and cash equivalents, beginning of period		916,257	1,377,972

Cash and cash equivalents, end of period		$6,050,996	$2,894,907

Cash paid for:
Interest		$376,909	$359,907
Income taxes		-	-

Supplemental Disclosures:

During the Nine Months ended July 31, 2008, 391,256 shares of common stock were issued as payment of $238,476 of compensation that was earned, $4,200 of non-cash financing costs and $41,536 of series A preferred stock dividends due.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine month period ended July 31, 2008, are not necessarily indicative of the results that may be expected for the year ended October 31, 2008. The unaudited condensed financial statements should be read in conjunction with the consolidated October 31, 2007 financial statements and footnotes thereto included in the Company’s 10K-SB filed on February 26, 2008 with the Securities Exchange Commission (SEC).

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

Revenue Recognition

We record revenue in accordance with the guidance of the SEC's Staff Accounting Bulletin SAB No. 104 (SAB 104), which supersedes SAB No. 101 in order to encompass Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables . Our revenue is derived from sales of underwater technologies and equipment for imaging, mapping, defense and survey applications. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. No right of return privileges are granted to customers after shipment.

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

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Accounts Receivable

We periodically review our trade receivables in determining our allowance for doubtful accounts. Allowance for doubtful accounts was nil for the period ended July 31, 2008 and $17,910 for the year ended October 31, 2007.

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

Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method. Inventory is comprised of the following components at July 31, 2008 and October 31, 2007:

	2008	2007
Raw materials	$2,057,969	$1,789,051
Work in process	22,745	334,813
Finished goods	421,578	802,653

Total inventory	$2,502,292	$2,926,517

Property and Equipment

We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to four years, the estimated useful lives of the property and equipment.

Long-Lived Assets

We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment loss was recognized during the period ended July 31, 2008 or the year ended October 31, 2007.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Research and Development

Research and development costs consist of expenditures for the present and future patents and technology, which cannot be capitalized. We are eligible for United Kingdom tax credits related to our qualified research and development expenditures. Tax credits are classified as a reduction of research and development expense. We recorded no tax credits during the period ended July 31, 2008 or the year ended October 31, 2007.

Marketing

We charge the costs of marketing to expense as incurred. For the period ended July 31, 2008 marketing costs were $913,760 and $200,459 for the period ended July 31, 2007.

Other Operating Expenses

We incurred costs of nil and $435,000 as non-recurring fees and expenses in connection with our financings and acquisitions for the period ended July 31, 2008 and the period ended October 31, 2007 respectively, which were also included in our loss from operations, and shown separately under Other Operating Expenses.

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

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Per share basic and diluted net loss amounted to $0.09 and $0.34 for the periods ended July 31, 2008 and 2007, respectively. For the period ended July 31, 2008 and year ended October 31, 2007, 49,896,559 and 36,508,028 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Liquidity

As of July 31, 2008 we have cash and cash equivalents of $6,050,996 and positive working capital of $10,892,026. For the period ended July 31, 2008 we had a net loss of $4,160,457 and negative cash flow from operations of $4,117,784. We also have an accumulated deficit of $45,867,030 at July 31, 2008.

NOTE 2 - CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the balance sheet as Unbilled Receivables of $1,518,073 and $380,017 as of July 31, 2008 and October 31, 2007 respectively.

Billings in excess of cost and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the balance sheet. These amounts are stated on the balance sheet as Deferred Revenue of $166,311 and $359,775 as of July 31, 2008 and October 31, 2007 respectively.

Revenue received as part of sales of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales, with these amounts amortized over 12 months from the date of sale. These amounts are stated on the balance sheet as Deferred Revenue of $189,485 and $233,550 as of July 31, 2008 and October 31, 2007 respectively.

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

The fair value of all securities is determined by quoted market prices. Gains or losses on securities sold are based on the specific identification method. During the year ended October 31, 2007, the Company received marketable securities worth $850,000 in settlement of a $533,147 loan and $316,853 of accounts receivable. As of July 31, 2008, the value of the investment, which is available-for-sale for financial reporting purposes, was $272,000, compared with $935,000 at October 31, 2007. This includes an unrealized loss of $663,000 which has been included in the determination of comprehensive loss.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - OTHER CURRENT ASSETS

Other current assets on the balance sheet total $717,818 and $691,560 at July 31, 2008 and October 31, 2007 respectively. These totals comprise the following:

	2008	2007
Deposits	$117,698	$191,352
Value added tax (VAT)	284,855	293,934
Other receivables	315,265	206,274

Total	$717,818	$691,560

NOTE 5 - FIXED ASSETS

Property and equipment at July 31, 2008 and October 31, 2007 is summarized as follows:

	2008	2007
Machinery and equipment	$1,093,531	$983,115
Accumulated depreciation	(697,902)	(560,377)

Net property and equipment assets	$395,629	$422,738

Depreciation expense recorded in the statement of operations for the periods ended July 31, 2008 and October 31, 2007 is $137,525 and $101,802, respectively.

Rental equipment at July 31, 2008 and October 31, 2007 is summarized as follows:

	2008	2007
Rental equipment	$240,876	$240,876
Accumulated depreciation	(240,876)	(240,876)

Net rental equipment assets	$-	$-

Depreciation expense recorded in the statement of operations for the periods ended July 31, 2008 and October 31, 2007 is nil and $120,851, respectively.

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

The identifiable intangible assets acquired and their carrying value at July 31, 2008 and October 31, 2007 is:

	2008	2007
Customer relationships (weighted average life of 10 years)	$694,503	$694,503
Non-compete agreements (weighted average life of 3 years)	198,911	198,911
Patents (weighted average life of 10 years)	63,695	48,530
Convertible debenture raise costs (expected life of 7 years)	1,694,893	-
Product development (weighted average life of 3 years)	119,491	-
Licenses (weighted average life of 2 years)	100,000	100,000

Total amortized identifiable intangible assets - gross carrying value	2,871,493	1,041,944
Less accumulated amortization	(404,897)	(134,266)

Net	2,466,596	907,678

Residual value	$2,466,596	$907,678

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Estimated amortization expense as of July 31, 2008 is as follows:

2008	$167,236
2009	430,189
2010	349,054
2011	325,330
2012 and thereafter	1,194,787

Total	$2,466,596

Amortization of patents, customer relationships, non-compete agreements and licenses included as a charge to income amounted to $316,098 and $115,005 for the period ended July 31, 2008 and year ended October 31, 2007, respectively. Goodwill is not being amortized.

As a result of the acquisitions of Martech and Colmek, the Company has goodwill in the amount of $3,099,575 as of July 31, 2008 and October 31, 2007. The changes in the carrying amount of goodwill for the period ended July 31, 2008 and year ended October 31, 2007 are recorded below.

	2008	2007
Beginning goodwill balance at November 1	$3,099,575	$1,060,906
Goodwill recorded upon acquisition	-	2,038,669

Period End Balance	$3,099,575	$3,099,575

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

NOTE 7 - CAPITAL STOCK

The Company is authorized to issue 150,000,000 shares of common stock with a par value of $.001 per share. As of July 31, 2008 and 2007, the Company has issued and outstanding 48,753,664 shares and 48,143,656 shares of common stock respectively. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $.001 per share. We have designated 50,000 preferred shares as Series A preferred stock and have designated 50,000 preferred shares as Series B preferred stock. The remaining 4,900,000 shares of preferred stock is undesignated. There were 6,287 and 6,407 Series A preferred shares outstanding at July 31, 2008 and 2007 respectively, and nil Series B preferred shares outstanding at the same dates.

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

During the period ended July 31, 2008 we issued 200 shares of Series A Preferred Stock, which were subscribed for in the year ended October 31, 2007. At July 31, 2008, the total of Series A Preferred Stock outstanding is 6,287 shares, convertible into 1,013,670 shares of common stock.

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

Series B Preferred Stock

We designated 50,000 shares of our preferred stock, par value $.001, as Series B Preferred Stock. The Series B Preferred Stock ranks junior to our issued and outstanding Series A preferred Stock and senior to all classes of common stock. The Series B Preferred Stock has a dividend rate of 8% per year. The Series B Preferred Stock and accrued dividends are convertible at the option of the holder into shares of our common stock at a conversion price of $1.00 per share. As of July 31, 2008, we have no shares of Series B Preferred Stock outstanding.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Common Stock

During the period ending July 31, 2008 we issued 352,937 shares of common stock, valued at $238,476, to employees, directors and consultants for services, of which $202,750 was subscribed for during the year ending October 31, 2007. We also issued 38,319 shares of common stock as dividend payments due to holders of Series A Preferred stock, which had accrued over the period August 2006 to April 2008, valued at $41,537. We also issued 60,000 shares to an investor who had subscribed for these shares in February 2007 and 4,200 shares for financing, and 56,640 shares to an investor on conversion of 320 shares of Series A Preferred stock.

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

During the year ending October 31, 2007 we issued 532,090 shares of common stock, valued at $792,814, as part payment in our acquisition of Miller & Hilton, Inc, d/b/a Colmek Systems Engineering.

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

Other Equity Transactions

During the period ended July 31, 2008, we issued in the aggregate 335,000 common share purchase options to employees and consultants, with exercise prices of $1.30 to $1.50. The initial fair value of the options was $194,135 using the Black Scholes method at the date of grant of the options based on the following assumptions: (1) risk free interest rate of 5.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 246%-260%; and (4) an expected life of the options of 2 years. The fair value of the vested options has been expensed in this period. In accordance with EITF 96-18, the fair value of consultant vesting options will be recomputed at each reporting period and any increase will be charged to expense.

Also during the period ended July 31, 2008, a further 524,900 common share purchase options which were issued to employees in 2005, 2006 and 2007 vested, with $436,795 charged to expense.

During the year ending October 31, 2007, we issued in the aggregate 1,500,000 common share purchase options to employees and consultants, with exercise prices of $1.00 to $1.80. The initial fair value of the options was $1,828,811 using the Black Scholes method at the date of grant of the options based on the following assumptions: (1) risk free interest rate of 4.90%-5.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 252% - 328%; and (4) an expected life of the options of 2 years. The fair value of the options has been expensed in this period. In accordance with EITF 96-18, the fair value of consultant vesting options will be recomputed at each reporting period and any increase will be charged to expense. Due to staff departures, 330,000 options were cancelled, all of which had exercise prices of $1.00 to $1.50. Also during the year, a total of 34,100 options were exercised at $1.00. During the period ended October 31, 2007, $1,036,454 was charged to expense.

During the period ended July 31, 2008, we issued 600,000 warrants to purchase common stock, 300,000 at an exercise price of $1.30 and 300,000 at an exercise price of $1.70. This was in connection with our debt financing, which was finalized in February 2008. The initial fair value of the warrants was $391,230 using the Black Scholes method at the date of grant of the warrants based on the following assumptions: (1) risk free interest rate of 4.57%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 234%; and (4) an expected life of the warrants of 2 years. The fair value of the warrants has been expensed in this period.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the year ending October 31, 2007, we issued 22,045,418 warrants to purchase common stock with exercise prices of $1.00 to $1.70. The initial fair value of the warrants was $ using the Black Scholes method at the date of grant of the warrants based on the following assumptions: (1) risk free interest rate of 4.90% - 5.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 260% - 304%; and (4) an expected life of the warrants of 2 years. The fair value of the warrants was expensed in this period.

NOTE 8 - WARRANTS AND STOCK OPTIONS

Transactions involving stock options and warrants issued are summarized as follows:

	Nine months ended July 31, 2008		Year ended October 31, 2007
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	36,519,318	$1.39	13,410,000	$1.29
Granted during the period	935,000	1.43	23,473,418	1.44
Exercised during the period	-	-	(34,100)	1.00
Terminated during the period	-	-	(330,000)	1.22

Outstanding at the end of the period	37,454,318	$1.39	36,519,318	$1.39

Exercisable at the end of the period	36,860,517	$1.39	35,467,518	$1.39

The number and weighted average exercise prices of stock purchase options and warrants outstanding as of July 31, 2008 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Vested
0.50	750,000	2.75	750,000
0.58	400,000	2.67	400,000
1.00	5,845,900	3.82	5,789,800
1.30	15,171,709	3.43	14,879,059
1.50	525,000	3.35	435,250
1.70	14,701,709	3.41	14,566,409
1.80	60,000	4.15	40,000
Totals	37,454,318	3.30	36,860,517

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

For income tax reporting purposes, the Company's aggregate U.S. unused net operating losses approximate $43,017,000 which expire through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $14,626,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

For income tax reporting purposes, the Company's aggregate UK unused net operating losses approximate $3,251,000, with no expiration. The deferred tax asset related to the carry-forward is approximately $975,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income tax expense for 2007 represents income taxes on our Norwegian subsidiary.

Components of deferred tax assets as of July 31, 2008 and October 31, 2007 are as follows:

Non-Current	2008	2007

Net Operating Loss Carry Forward	$14,626,000	$10,455,000
Valuation Allowance	(14,626,000)	(10,455,000)

Net Deferred Tax Asset	$-	$-

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

An initial factoring agreement was entered into on August 17, 2005 between Faunus Group International, Inc. (“FGI”) and Coda Octopus Group, Inc., for a maximum borrowing in the US of up to $1 million. This agreement can be cancelled with three months’ notice before each anniversary date. Subsequent agreements were added in November 2006 covering our UK businesses, Martech Systems Ltd and Coda Octopus Products Ltd, both of which are on the same terms as the original agreement, except for the initial term, which is a minimum of two years. All agreements end in October 2008 and notice has been served to this effect.

Over the course of the period to July 31, 2008, we factored invoices totaling $5,234,132 in receivables and we received $3,979,695 in proceeds from FGI. This compares with the year to October 31, 2007, where we factored invoices totaling $5,088,665 in receivables and we received $3,961,695 in proceeds from FGI.

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

Operating Leases

We occupy our various office and warehouse facilities pursuant to both term and month-to-month leases. Our term leases expire at various times through September 2013. Future minimum lease obligations are approximately $1,308,794, with the minimum future rentals due under these leases as of July 31, 2008 as follows:

2008	$98,452
2009	360,552
2010	344,368
2011	315,302
2012 and thereafter	190,121

Total	$1,308,794

Concentrations

We had no concentrations of purchases of over 5% during either of the period ended July 31, 2008 and year ended October 31, 2007. We had a sales concentration of over 5% for the period ended July 31, 2008 and year ended October 31, 2007 due to a sale to a customer for $1,580,177 and $2,294,279, respectively.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 - NOTES AND LOANS PAYABLE

A summary of notes payable at July 31, 2008 and October 31, 2007 is as follows:

	July 31, 2008	October 31, 2007
The Company, through its UK subsidiary Coda Octopus Products Ltd has a 7 year unsecured loan note ; interest rate of 12% annually; repayable at borrower’s instigation or convertible into common stock when the share price reaches $3.	$198,060	$200,000

The Company, through its US subsidiary Innalogic, Inc., had a capital lease for equipment for monthly payments of $2,369.74 for 24 months.	-	41,091

The Company has an unsecured revolving line of credit with a US bank through its US subsidiary Colmek Systems Engineering, for $50,000 with an interest rate of 12.5% annually; repayable at borrower’s instigation.	11,181	17,181

The Company through its US subsidiary Colmek Systems Engineering, has an outstanding loan note payable for the financing of a truck over 60 months; monthly payments of $897.18; annual interest rate of 10.99%.	22,630	29,145

The Company through its US subsidiary Colmek Systems Engineering, has an unsecured loan note payable to a director and former officer of the Company.	16,104	34,104

The Company has a secured convertible debenture for $12M, with a life of 7 years from February 26, 2008, maturing at 130% of face value, and with interest payable every six months, starting in February 2009, at a rate of 8.5%	12,219,921	-

Total	$12,467,896	$321,521

Less: current portion	38,051	56,382

Total long-term portion	$12,429,845	$265,139

NOTE 12 - RELATED PARTY TRANSACTIONS

We are indebted to various related parties for advances for payments of operating expenses and dividends. These related parties include our biggest shareholder and other entities controlled by this shareholder. Advances are non interest bearing and are due on demand. At the end of the period ending July 31, 2008, $63,740 was due to related parties, compared with $184,425 for the year ending October 31, 2007.

We are also owed by related parties a sum of $160,289 at July 31, 2008 compared to $105,685 at October 31, 2007.

NOTE 13 - ACQUISITIONS

Acquisition of Colmek Systems Engineering

On April 6, 2007, we completed the acquisition of Miller & Hilton d/b/a Colmek Systems Engineering, a Utah corporation (“Colmek”). The total purchase price was $2,356,750, with additional associated costs and outlays of $158,470, consisting of cash paid at the closing of the transaction in the amount of $800,000 and the issuance of 532,090 shares of our common stock (valued at $792,814), and $700,000 and 42,910 shares that were due on the first anniversary of the closing date through secured promissory notes issued to the former Colmek shareholders - the promissory note allowed for interest on these amounts and the shares due to be converted to cash at the option of the promissory note holder and the amount paid in cash in full settlement of these promissory notes was $763,936. The shares of common stock issued in conjunction with the merger were not registered under the Securities Act of 1933. The acquisition of Colmek was accounted for using the purchase method in accordance with SFAS 141. The results of operations for Colmek have been included in the Consolidated Statements of Operations since the date of acquisition.

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

The following unaudited pro forma results of operations for the period ended July 31, 2007 assume that the acquisition of Colmek occurred on November 1, 2006. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. There is no change to the period to July 31, 2008.

2007

Revenue	$11,026,496
Net loss	(11,261,417)
Loss per common share	(0.35)

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

There are inter-segment sales between our engineering contracting businesses and our products businesses.

The following table summarizes segment asset and operating balances by reportable segment.

	Contracting	Products	Corporate	Totals
Revenues	$4,806,132	$6,832,011	$1,594,297	$13,232,440
Operating profit/(loss)	(477,367)	1,533,634	(4,262,322)	(3,206,055)
Identifiable assets	6,139,546	4,331,717	9,654,478	20,125,741
Capital expenditure	13,999	170,543	225,486	410,028
Selling, general & administrative	2,504,911	2,014,060	4,651,418	9,170,389
Depreciation & amortization	196,161	66,086	191,376	453,623
Interest expense	74,522	254,229	722,430	1,051,181

The Company’s reportable business segments operate in two geographic locations. Those geographic locations are:

* United States
* United Kingdom

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales.

Information concerning principal geographic areas is presented below according to the area where the activity is taking place for the period ending July 31, 2008 and the year ending October 31, 2007:

	2008	2007
Revenues:
United States	$4,662,474	$7,129,507
United Kingdom	6,975,669	6,723,806
Corporate and other	1,594,297	-
Total Revenues	$13,232,440	$13,853,313

Assets:
United States	$5,087,371	$5,529,261
United Kingdom	5,383,892	6,597,202
Corporate and other	9,654,478	1,454,999
Total Assets	$20,125,741	$13,581,462

NOTE 15 - SUBSEQUENT EVENTS

There were no significant events which occurred between July 31, 2008 and the date of filing.

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

☐
First mover advantage in 3-D sonar markets based on our patented technology, our research and development efforts and extensive and successful testing in this area that date back almost two decades as well as broad customer acceptance.

☐	Early recognition of need for 3-D real-time sonar in defense/security applications.
☐	Expansion into new geographies, such as North America.
☐	Expansion into new commercial markets, such as construction and dredging, with innovative products.
☐	Recent sole source classification for one of our products and its derivatives by certain government procurement agencies.

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

Approximately 52% of our nine month 2008 revenues of $13,232,440 were attributable to pure products business. The rest was attributable to our engineering businesses at Colmek and Martech, and a development contract with TSWG fulfilled through our corporate Research and Development division.

To this established base of business, we now plan to add other sub-sections:

☐
we are now starting to bid (sometimes in partnership, where areas of focus other than underwater sonar and wireless video surveillance capability are demanded) for complete port security and other solutions. We have bid on a small number of these in the last six months and hope for our first successes shortly. We have not yet been awarded any contracts for the purchase of complete solutions. However, in March of 2008, we received a $1.6 million follow on order from the U.S. Department of Defense to deliver an additional next-generation Underwater Inspection System (UIS)™ for TSWG and other potential users, to enable rapid underwater searches in the nation’s ports and waterways. In addition to the additional hardware (we delivered four original units in December of 2007) TSWG has committed to a $1 million development project to help advance the product. The contract includes additional options which, if fully funded, would require us to deliver further UIS™ systems in fiscal 2009. The contract was awarded to us on a sole source basis, which means that the product is considered to be available from one source only and under Federal rules may be acquired from that source without competitive bidding process. Although this is not a complete port security system, it represents the first step towards achieving this.

☐
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

We measure the carrying value of goodwill recorded in connection with the acquisitions for potential impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets”. To apply SFAS 142, a company is divided into separate “reporting units”, each representing groups of products that are separately managed. For this purpose, we have one reporting unit. To determine whether or not goodwill may be impaired, a test is required at least annually, and more often when there is a change in circumstances that could result in an impairment of goodwill. If the trading of our common stock is below book value for a sustained period, or if other negative trends occur in our results of operations, a goodwill impairment test will be performed by comparing book value to estimated market value. To the extent goodwill is determined to be impaired an impairment charge is recorded in accordance with SFAS 142.

Results of Operations

Introduction

The third quarter ending July 31, 2007 contained $1,521,675 of TSWG (US Coast Guard) Revenues which had an unusual impact on that period. Comparisons will be dramatically impacted by that anomaly. In fact, business with the Coast Guard has continued but has not had as significant effect on quarterly revenues as were realized in the third quarter of 2007.

Comparison of Three Months Ended July 31, 2008 (“2008 Period”) to Three Months Ended July 31, 2007 (“2007 Period”)

Revenues. Total revenues for the 2008 period and the 2007 period were $5,008,525 and $5,859,907 respectively. This represented a decrease of $851,382 or 14.5%. The acquisition of Colmek occurred on April 6, 2007 which makes the period to period comparisons consistent for the first time without breaking out the subsidiary. This reflects increased business in our products division specifically with regard to the oil and gas business in Europe, the construction business in the Middle East, the US Coast Guard continuing to purchase products and services, and a UIS™ (Underwater Inspection System) sale to a law enforcement agency in the US. Alongside this was a decrease in TSWG/USCG revenues, reflecting the current status of the contract in each year.

Margins. Gross margins were 60.4% in the 2008 period compared with 60.7% for the 2007 period. This was achieved with the increase in the sale of our signature products, the Echoscope™ and the UIS™, as well as the mix of traditional products which are sold at higher margins and are becoming a dominant part of the revenue stream. The engineering contracting business represented $1,772,894 or 35.4% of sales with the products business attaining a level of $2,450,727 or 48.9% of revenues. The company is targeting an average gross margin in the vicinity of 63% going forward.

Research and Development (R&D). R&D increased 39% to $880,339 in the 2008 period from $634,679 in 2007. This reflects further development of the Echoscope™ and UIS™ tied to the TSWG (US Coast Guard) contract, the initial stage of which finished in January, with the next stage having begun in March. Additionally, work commenced on the development contract for the company’s new application which deploys the Echoscope ™ for underwater construction. The company continues to invest in new applications of its signature product.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the 2008 period decreased to $3,311,267 from $3,594,560 in 2007, or by 7.9%. However, the non-cash charges attributable to stock and option compensation were $433,478 against $805,825 which brings SG&A for the 2008 Period to $2,786,391 against $2,788,735 for the 2007 Period, virtually static year on year.

Key areas of expenditures include wages and salaries where the company spent $1,719,375 while the 2007 period was $1,534,028; legal and professional fees, including accounting, audit and investment banking services, decreased to $241,928 in 2008 from $480,892 in 2007; travel increased to $186,297 from $127,283; rent increased to $164,306 in 2008, from $148,376; and marketing increased to $294,732 from $74,031 in 2007, mainly due to reclassification of consultants.

Operating Income/Loss. Earnings before Interest, Tax, Depreciation and Amortization (EBITDA) for the period, without non-cash charges for stock and options, were a loss of $467,141 against positive $246,164 for the 2007 Period. The company produced an operating loss for the period of $1,167,795 (which, when adjusted for non-cash charges, becomes $642,888) against a loss of $670,060 in 2007.

Interest Expense. Interest expense for the period was $481,876, of which $383,571 was associated with the convertible debenture financing by the Royal Bank of Scotland. Interest expense in 2007 was $561,350.

Preferred Dividends. During the 2008 period there was a $31,819 dividend paid on the remaining series A preferred stock versus $31,851 in 2007. All of the series B preferred stock and most of the series A preferred stock was converted to equity in April/May 2007.

Comparison of Nine Months Ended July 31, 2008 (“2008 Period”) to the Nine Months Ended July 31, 2007 (“2007 Period”)

Introduction

Due to the acquisition of Colmek in April 2007, the financial information presented for Coda Octopus for the period ended July 31, 2007 (the "2007 Period"), includes activity in Colmek from April 6 to the end of the period, combined with revenue, other income and SG&A expenses of the rest of Coda Octopus Group, Inc. for the period ending July 31, 2007. The financial information presented (“2007 Period") includes revenues and expenses for Colmek only for the period after the acquisition which occurred on April 6, 2007. As a result, the increased revenues and expenses in the accompanying consolidated statements of operations for the period in 2008 compared to those in 2007 may not be a meaningful comparison.

Revenues. Total revenues for the 2008 Period and the 2007 Period were $13,232,440 and $10,794,621 respectively, representing an increase of 22.6%. Contributions from Colmek were $1,709,014 in the 2007 period against $2,928,495 for 2008. Subtracting the contribution from this acquisition to the 2008 and 2007 Periods, there was a 13.4% increase in our original businesses. This was due to a strong demand for our traditional products in the geophysical and hydrographic survey markets as well as added traction in selling the UIS™ and Echoscope™.

Gross Margins. Margins were stronger in the 2008 Period at 62.7% compared with 58.2% for the 2007 period reflecting stronger sales in our traditional products business, a UIS™ sale to a US law enforcement agency and several Echoscopes™ sold to various customers including three units sold into the construction market.

Research and Development (R&D). R&D spending increased to $2,333,840 in the 2008 Period from $1,736,437 in the 2007 Period, an increase of 34.4%, as we continue to focus considerable effort into enhancing the Echoscope™ and releasing other products in our suite of marine geophysical offerings. In particular, work focused on delivering our Underwater Inspection System (UIS™), a turnkey system built around the Echoscope™ platform and further development work for the US Coast Guard on the UIS™ system. Additionally, the company began development work on the project which deploys the Echoscope™ in the underwater construction market.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the 2008 Period increased to $9,170,389 (the costs for the period include $1,323,029 in share compensation, amortization and depreciation which are non-cash charges) from $8,883,099 during the 2007 Period, an increase of $287,290 or 3.2%. Some of the increase is attributable to the acquisition of Colmek which was included for the entire period in 2008.

Key areas of expenditure include wages and salaries, where we spent $4,614,613 of our SG&A costs (2007 Period was $3,736,218 ); legal and professional fees, including accounting, audit and investment banking services, amounted to $877,821(2007 Period was $1,169,935); travel costs increased to $418,687 in 2008 from $389,987 in 2007; rent for our various locations increased to $394,811 in 2008, from $390,526 in 2007; marketing increased to $905,794 in 2008 from $200,459 in 2007, which included reclassification of certain consultants engaged in sales of our signature products who were previously included in legal and professional fees.

Other Operating Expenses. We incurred other operating expenses of $435,000 in the 2007 Period for fees incurred connected with equity fund raising. We incurred no comparable expenses in the 2008 Period.

Operating Loss. The EBITDA results for the 2008 period is a loss of $1,883,026, not including non-cash charges for stock and options compensation, against a loss of $4,570,217. As a result of the foregoing, the Company incurred a loss from operations of $3,206,055 during the 2008 Period compared to a loss from operations of $4,773,016 during the 2007 Period.

Interest Expense. Interest expense for the 2008 Period decreased to $1,051,181 (consisting of accrued bond interest and factoring) from $6,349,946 during the 2007 Period. Of the 2007 amount, $5,544,445 was attributable to the valuation of warrants issued as part of our financing, booked as a non-cash financing charge.

Dividends and Other Stock Charges. During the 2008 Period, dividends of $106,843 were declared against $346,630 in the 2007 Period on preferred stock (most of the preferred stock was converted into common stock during the 2007 Period). The 2007 amount includes $238,950 paid on the series A preferred stock and $107,680 on the series B preferred. In addition, the 2007 Period included $800,000 in non-cash charges for the beneficial conversion feature related to the issuance of series B preferred stock in January 2007. This took the net loss applicable to common shares to $12,196,051 or $0.34 per share for the 2007 Period, based on an average of 35,490,398 shares outstanding, compared to a loss of $4,267,300 or $0.09 per share for the 2008 Period, based on an average of 48,369,873 shares outstanding.

Liquidity and Capital Resources

As of July 31, 2008 the Company had positive working capital of $10,892,026 and cash totaling $6,050,996.

The net loss of $4,160,457 generated a cash flow deficit from operations of $4,117,784 in the 2008 Period, compared to $8,031,167 in 2007. During the 2008 Period, we also invested around $291,000 in tangible and intangible assets for use within our various businesses, and completed the acquisition of Colmek for an outlay of a final amount of $763,936. During the 2008 Period, we raised $12M through the issuance of a convertible debenture in February 2008 (this was $10,453,421 after the deduction of associated costs), which, combined with the cash flow uses outlined above, resulted in a net cash flow into the company for the period of $5,134,739. The secured convertible debenture attracts interest at a rate of 8.5%, and has a conversion price of $1.05 per share callable after 2 years at $2.50, after 3 years at $2.90, and after 4 years at $3.50. The instrument is redeemable after 7 years at 130%. The company feels that this funding will enable the company to execute its plan over the next 12 months.

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

In the short term, our plan involves, specifically:

•
Continue to sell our current range of products into a mixture of commercial, defense and security markets, increasing sales of these products over the course of this financial year - we have seen strong growth over the course of the year so far.

•
Start to sell complete turnkey systems based around our leading Echoscope™ 3-D technology, to open markets in law enforcement and inspection - a great deal of our R&D expenditure has been directed towards refining our product and completing sales this year that are currently in our pipeline, with first deliveries occurring in this financial year.

•	Continue to deliver to the Coast Guard on the contract we were awarded last July. Work on stage 2 began in the second quarter of this year and continues until at least the end of the financial year.

•	Deliver on our first port security solution contract through the provision of our unique 3-D technology and other products and services, enabling us to provide complete solutions.

•	Leverage our subsidiaries to take advantage of our lead in underwater sonar technology by cross marketing all group products and services from each company.

•	Continue to review and refocus our cost base where necessary to achieve a cost level commensurate with our current level of activity.

Through these measures, we aim to move from cash negative for last year and the first quarter of this year to cash positive. We also aim to move from heavily loss-making for the past 2 years to profitable for the coming year, prior to any non-cash charges made to our income statement. Although we intend to pursue our plans aggressively as set forth in the previous paragraph, there can be no assurance that we will be successful in our attempt to make the company profitable in the near future, or ever.

Inflation and Foreign Currency

The Company maintains its books in local currency: US Dollars for the parent holding Company in the United States of America and the US operations, Pounds Sterling for UK operations and Norwegian Kroner for Norwegian operations.

The Company’s operations are primarily inside of the United States through its wholly-owned subsidiaries, though a significant proportion of revenues and costs are incurred outside of the US. As a result, fluctuations in currency exchange rates may significantly affect the Company's sales, profitability and financial position when the foreign currencies of its international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may, or will, affect the Company's business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

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

During April and May 2007, we issued to a group of investors a total of 15,000,000 shares of our common stock plus five-year warrants to purchase the same number of shares of common stock (of which 7,500,000 may be purchased at $1.30 and the balance at $1.70 per share) for a total of $15,000,000.

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

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of July 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have identified the following material weaknesses as of July 31, 2008:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There were no material pending legal proceedings at July 31, 2008 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Annual stockholders meeting - July 1, 2008.

Directors elected:	Paul Nussbaum, Jason Reid, Rodney Peacock

Proposal 1:	(Directors): for 37,858,466; Withheld 10,422.

Proposal 2:	(2008 Employees, Directors, Officers and Consultants Stock Option and Stock Award Plan): For 29,156,123; Against 17,692; Abstained 18,024.

Proposal 3:	(Increase Authorized Share Capital): for 37,815,604; Against 39,339; Abstained 13,962.

Proposal 4:	(Appointment of Audition): For 37,753,803; Against 10,015; Abstained 105,091.

Item 5. Other Information

None

Item 6. Exhibits

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coda Octopus Group, Inc. (Registrant)

Date: September 15, 2008	/s/ Jason Reid
Jason Reid
President and Chief Executive Officer

Date: September 15, 2008	/s/ Jody E. Frank
Jody Frank
Chief Financial Officer