Form 10-Q/A
period 2008-07-31
Coda Octopus Group, Inc.
filed 2008-09-18
CIK 1334325

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q/A
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52815

CODA OCTOPUS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-200-8348
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

164 West, 25 th Street, 6 th Floor, New York	10001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(212) 924-3442

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

EXPLANATORY NOTE

This amendment to the quarterly report of Coda Octopus Group, Inc. for the quarter ended July 31, 2008 is being filed to correct certain typographical errors in the sections included herein and to provide the GAAP reconcilliation with EBITDA figures previously reported that was inadvertently omitted from the original filing.

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

Comparison of Three Months Ended July 31, 2008 (“2008 Period”) to Three Months Ended July 31, 2007 (“2007 Period”)

Revenues . Total revenues for the 2008 period and the 2007 period were $5,008,525 and $5,859,907 respectively. This represented a decrease of $851,382 or 14.5%. The acquisition of Colmek occurred on April 6, 2007 which makes the period to period comparisons consistent for the first time without breaking out the subsidiary. This reflects increased business in our products division specifically with regard to the oil and gas business in Europe, the construction business in the Middle East, the US Coast Guard continuing to purchase products and services, and a UIS™ (Underwater Inspection System) sale to a law enforcement agency in the US. Alongside this was a decrease in TSWG/USCG revenues, reflecting the current status of the contract in each year.

Margins . Gross margins were 60.4% in the 2008 period compared with 60.7% for the 2007 period. This was achieved with the increase in the sale of our signature products, the Echoscope™ and the UIS™, as well as the mix of traditional products which are sold at higher margins and are becoming a dominant part of the revenue stream. The engineering contracting business represented $1,772,894 or 35.4% of sales with the products business attaining a level of $2,450,727 or 48.9% of revenues. The company is targeting an average gross margin in the vicinity of 63% going forward.

Research and Development (R&D) . R&D increased 39% to $880,339 in the 2008 period from $634,679 in 2007. This reflects further development of the Echoscope™ and UIS™ tied to the TSWG (US Coast Guard) contract, the initial stage of which finished in January, with the next stage having begun in March. Additionally, work commenced on the development contract for the company’s new application which deploys the Echoscope ™ for underwater construction. The company continues to invest in new applications of its signature product.

Selling, General and Administrative Expenses (SG&A) . SG&A expenses for the 2008 period decreased to $3,311,267 from $3,594,560 in 2007, or by 7.9%. However, the non-cash charges attributable to stock and option compensation were $433,478 against $805,825 which brings SG&A for the 2008 Period to $2,786,391 against $2,788,735 for the 2007 Period, virtually static year on year.

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

Operating Income/Loss . Adjusted Earnings before Interest, Tax, Depreciation and Amortization (EBITDA) for the period, without non-cash charges for stock and options, were a loss of $298,310 against positive $172,853 for the 2007 Period. The Company produced an operating loss for the period of $1,167,795 (which, when adjusted for non-cash charges, becomes $498,778) against a loss of $670,060 in 2007.

Interest Expense. Interest expense for the period was $481,876, of which $383,571 was associated with the convertible debenture financing by the Royal Bank of Scotland. Interest expense in 2007 was $561,350.

Preferred Dividends . During the 2008 period there was a $31,819 dividend paid on the remaining series A preferred stock versus $31,851 in 2007. All of the series B preferred stock and most of the series A preferred stock was converted to equity in April/May 2007.

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

Revenues . Total revenues for the 2008 Period and the 2007 Period were $13,232,440 and $10,794,621 respectively, representing an increase of 22.6%. Contributions from Colmek were $1,709,014 in the 2007 period against $2,928,495 for 2008. Subtracting the contribution from this acquisition to the 2008 and 2007 Periods, there was a 13.4% increase in our original businesses. This was due to a strong demand for our traditional products in the geophysical and hydrographic survey markets as well as added traction in selling the UIS™ and Echoscope™.

Gross Margins . Margins were stronger in the 2008 Period at 62.7% compared with 58.2% for the 2007 period reflecting stronger sales in our traditional products business, a UIS™ sale to a US law enforcement agency and several Echoscopes™ sold to various customers including three units sold into the construction market.

Research and Development (R&D) . R&D spending increased to $2,333,840 in the 2008 Period from $1,736,437 in the 2007 Period, an increase of 34.4%, as we continue to focus considerable effort into enhancing the Echoscope™ and releasing other products in our suite of marine geophysical offerings. In particular, work focused on delivering our Underwater Inspection System (UIS™), a turnkey system built around the Echoscope™ platform and further development work for the US Coast Guard on the UIS™ system. Additionally, the company began development work on the project which deploys the Echoscope™ in the underwater construction market.

Selling, General and Administrative Expenses (SG&A) . SG&A expenses for the 2008 Period increased to $9,170,389 (the costs for the period include $1,323,029 in share compensation, amortization and depreciation which are non-cash charges) from $8,883,099 during the 2007 Period , an increase of $287,290 or 3.2%. Some of the increase is attributable to the acquisition of Colmek which was included for the entire period in 2008.

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

Other Operating Expenses . We incurred other operating expenses of $435,000 in the 2007 Period for fees incurred connected with equity fund raising. We incurred no comparable expenses in the 2008 Period.

Operating Loss . The adjusted EBITDA results for the 2008 period were a loss of $1,887,226, not including non-cash charges for stock and options compensation, against a loss of $1,946,429 for the 2007 period. As a result of the foregoing, the Company incurred a loss from operations of $3,206,055 during the 2008 Period compared to a loss from operations of $4,773,016 during the 2007 Period.

Interest Expense . Interest expense for the 2008 Period decreased to $1,051,181 (consisting of accrued bond interest and factoring) from $6,349,946 during the 2007 Period. Of the 2007 amount, $5,544,445 was attributable to the valuation of warrants issued as part of our financing, booked as a non-cash financing charge.

Dividends and Other Stock Charges . During the 2008 Period, dividends of $106,843 were declared against $346,630 in the 2007 Period on preferred stock (most of the preferred stock was converted into common stock during the 2007 Period). The 2007 amount includes $238,950 paid on the series A preferred stock and $107,680 on the series B preferred. In addition, the 2007 Period included $800,000 in non-cash charges for the beneficial conversion feature related to the issuance of series B preferred stock in January 2007. This took the net loss applicable to common shares to $12,196,051 or $0.34 per share for the 2007 Period, based on an average of 35,490,398 shares outstanding, compared to a loss of $4,267,300 or $0.09 per share for the 2008 Period, based on an average of 48,369,873 shares outstandin g.

Non-GAAP Financial Measures

Following is a reconciliations of differences between non-GAAP financial information that may be required in connection with issuing the company’s quarterly financial results included herein.

As is common in our industry, we use EBITDA as a measure of performance to demonstrate earnings exclusive of interest and non-cash events. We manage our business based on our cash flows. The Company, in its daily management of its business affairs and analysis of its monthly, quarterly and annual performance, makes its decisions based on cash flows, not on the amortization of assets obtained through historical activities. The Company, in managing its current and future affairs, cannot affect the amortization of the intangible assets to any material degree, and therefore uses EBITDA as its primary management guide. Since an outside investor may base its evaluation of the Company’s performance based on the Company’s net loss not its cash flows, there is a limitation to the EBITDA measurement. EBITDA is not, and should not be considered, an alternative to net loss, loss from operations, or any other measure for determining operating performance of liquidity, as determined under accounting principles generally accepted in the United States (GAAP). The most directly comparable GAAP reference in the Company’s case is the removal of interest, depreciation, amortization, taxes and other non-cash expense. In assessing the overall health of its business during the third quarter of 2008 and 2007, the Company excluded the following:

•
Stock-Based Compensation: The Company believes that because of the variety of equity awards used by companies, varying methodologies for determining stock-based compensation and the assumptions and estimates involved in those determinations, the exclusion of non-cash stock-based compensation enhances the ability of management and investors to understand the impact of non-cash stock-based compensation on our operating results. Further, the Company believes that excluding stock-based compensation expense allows for a more transparent comparison of its financial results to previous periods.

•
Other Income: The Company considers this a one time transaction, and it is not an indication of current or future operating performance. Therefore the Company does not consider the inclusion of this transaction helpful in assessing its current financial performance compared to previous periods as well as prospects for the future.

CODA OCTOPUS GROUP, INC.
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2008 AND 2007

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007

Net (loss), as reported	$(1,602,117)	$(1,195,665)	$(4,160,457)	$(11,049,422)
Interest expense, net	481,876	561,350	1,051,181	6,349,946
Depreciation and amortization	200,468	65,596	453,623	226,309

EBITDA	(919,773)	(568,719)	(2,655,653)	(4,473,167)
Adjustments:
Other expense (income)	(47,554)	(35,745)	(96,779)	(73,540)
Stock based compensation	669,017	777,317	865,206	2,600,278

Adjusted EBITDA	$(298,310)	$172,853	$(1,887,226)	$(1,946,429)

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

Coda Octopus Group, Inc. (Registrant)

Date: September 17, 2008	/s/ Jason Reid
Jason Reid
President and Chief Executive Officer

Date: September 17, 2008	/s/ Jody E. Frank
Jody Frank
Chief Financial Officer