Form 10-K
period 2008-10-31
Coda Octopus Group, Inc.
filed 2009-03-18
CIK 1334325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-52815

CODA OCTOPUS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-200-8348
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

•	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
•	State issuer's revenues for its most recent fiscal year. $16,968,922
•
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). Based on the closing sale price on the OTC Bulletin Board on March 17, 2009, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $1.85m. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

•	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,897,358 as of March 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:
None

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation."

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Coda Octopus Group, Inc. (“the Company”, “we” or “us”) is engaged in 3D subsea technology and are the developer and patent holder of real-time 3D sonar products which we expect to play a critical role in the next generation of underwater port security. We produce hardware, software and fully integrated systems which are sold and supported on a worldwide basis, with wide applications in two distinct market segments:

•
Marine geophysical survey (commercial), which focuses on oil and gas, construction and oceanographic research and exploration. Our current products encompass geophysical data collection and analysis, through to printers to output geophysical data collected by sonar that are marketed to survey companies, research institutions, salvage companies. This was our original focus, from founding in 1994. We believe that our marine geophysical survey markets are experiencing rapid growth due to: 1) successful new product introductions in recent periods; 2) market-proximity benefits derived from 2004 relocation to the United States; 3) initial market penetration into new sub-sectors of the marine geophysical survey markets; 4) the high price of oil and gas in the past few years, resulting in unprecedented exploration and production activity.

•
Underwater defense/security, which focuses on ports and harbors, state and federal government agencies and defense contractors. We started to focus on this market following the acquisition of OmniTech AS, a Norwegian company, in December 2002 (now operating under the name of Coda Octopus Omnitech AS).  Omnitech developed a prototype system, the Echoscope™, a unique, patented instrument which supplies accurate three-dimensional visualization, measurement, data recording and mapping of underwater objects. We have recently completed developing and commenced marketing this first real time, high resolution, three-dimensional underwater sonar imaging device which we believe has important applications in the fields of port security, defense and undersea oil and gas development.

In addition, through our two engineering services subsidiaries, Coda Octopus Martech Ltd (formerly Martech Systems (Weymouth) Ltd), based in Weymouth, England, UK, and Coda Octopus Colmek, Inc. (formerly Miller & Hilton, Inc.), based in Salt Lake City, Utah, US, we provide engineering services to a wide variety of clients in the subsea, defense, nuclear and pharmaceutical industries. These engineering capabilities are increasingly being combined with our product offerings, bringing opportunities to provide complete systems, installation and support.

For the foreseeable future, we intend to intensify our focus on port security. We believe that in the post 9/11 era there are significant growth opportunities available in that particular market segment because of increased government expenditures aimed at enhancing security. Specifically, we believe that we have the ability to capitalize on this opportunity as a result of:

•
First mover advantage in 3D sonar markets based on our patented technology, research and development efforts and extensive and successful tests that date back almost two decades as well as the resulting broad customer acceptance, as evidenced by orders for our product and its derivatives from government agencies, research institutes and oil and gas companies, that conduct their own testing prior to placing orders. There is usually a significant time period between introduction of the product to a prospective customer and the purchase order.  Prospective customers need to test the product in the environment in which they intend to use it to ensure that it is suitable for its intended purpose.  We hold the patent for a “Method for Producing a 3D image” of, for example, a submerged object and/or underwater environment.  This patent, first applied for in Norway in 1998, is recorded in the European Patents Register, Australia, Norway and the USA.  This method is the culmination of approximately 20 years of research and testing led by the three inventors/scientists, who worked for OmniTech AS. These individuals continue to work for us and are actively involved in producing and advancing the Echoscope™, which incorporates this patent.

•
Early recognition of need for 3D real-time sonar in defense/security applications. We believe that we are the first to bring to market a product with the capability of producing a 3D image of submerged or underwater objects or environment. Prior to the deployment of this method in the marine environment, producing an image of a submerged or underwater object or environment was accomplished strictly by two-dimensional sonar.

•	Expansion into new geographies like North America and Western Europe.
•	Expansion into new commercial markets like commercial marine survey and underwater construction with innovative products.
•	Recent sole source classification for one of our products and its derivatives by certain government procurement agencies.

Further, we believe the Echoscope™ will transform certain segments of the sonar product market. In addition, 3D sonar, currently in the early stages of adoption, has disruptive technology qualities as it has the ability to change industry standard practice in respect of the method for visualization and imaging of underwater objects and environment. Therefore, it will likely change who the suppliers into this market are as well as our market position and that of our competitors. We believe the market opportunities in underwater security and defense could grow at a rapid pace over the next several years.

We also believe that our two acquisitions and formation of our wireless video surveillance subsidiary and our counter-terrorism and anti-piracy training subsidiary strengthen our capabilities to produce comprehensive security and defense systems and solutions and provide new opportunity for us to expand our offerings.

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

In December 2002, Coda Octopus Ltd acquired OmniTech AS, a Norwegian company, which became a wholly-owned subsidiary of the Company and now operates under the name Coda Octopus Omnitech AS.  Before we acquired OmniTech, it had been engaged for over ten years in developing revolutionary sonar imaging and visualization technology to produce three-dimensional underwater images for use in the subsea construction industry. Marketed by us under the product name "Echoscope", this technology is unique in that it delivers real time 3D images and visualization with extremely accurate positioning. This is the subject matter of a patent in a number of jurisdictions, including the USA. This technology, which continues to be developed by our Research and Development team in Norway and Edinburgh, allowed the Company to start to shift the original focus on hydrographic and geophysical survey to include port security and defense, with particular emphasis on the US market.

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

Following the reverse merger and in continuance of our program to capture more of the market in the United States and our focus on port security and defense, we established our headquarters in New York City. In May 2006, we established a government relations office in Washington, DC.

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

In November 2008, the Company started a new subsidiary, Coda Octopus Tactical Intelligence, Inc. and recruited two individuals,  to improve the Company’s operational and training reach in the sectors in which it competes.

In December 2008, Coda Octopus Martech Ltd, acquired the assets of Dragon Design Ltd, a company based next door to our Martech business in Weymouth. Management believes the companies have complementary skills and capabilities that can enhance revenues and opportunities to our existing Weymouth operation.

Strategy

Having started as a products company, we have leveraged our capabilities, technology and market position to allow us to provide complete systems, combining our subsea technology products, wireless data transmission products and processes, and engineering services. Our strategy is to continue to sell each of our products and services separately, but to increasingly combine our offerings into systems and move into provision of complete solutions, with special focus in the areas of defense, and port and coastal infrastructure security.  We expect increased sales of our current products and their derivatives, especially the Echoscope™ and UIS™ and comprehensive security systems to increase and account for significant growth over the next five years. In the Echoscope™ and UIS™, we have a unique product addressing a significant need in a niche sector of the port security, defense, and oil and gas industries, with potential to greatly enhance subsea visualization.  We expect that the key element of our growth strategy will be dominated by our 3D technology over the near future.  Through our Government Relations department in Washington, DC, we have engaged a number of lobbying groups to address the different areas of government, i.e. Federal, state, government agencies and the US Department of Defense. In addition, we have technology affiliations with organizations such as University of South Florida and PCT, as described elsewhere in this document. We expect growth through sales of existing products in current and new markets and through sales of new products based on our own internal research and development.

Operations

We are structured as a holding company for a number of operating subsidiaries, providing corporate management, financing and legal services to group companies. As a public company, based in New York City, this is also our administrative center for our investors and shareholders. We currently operate through nine separate subsidiary companies, which are described below.

Coda Octopus Products, comprising Coda Octopus Products Ltd/Coda Octopus Products, Inc.

Coda Technologies Ltd, a UK corporation, was formed in 1994 as a start-up company with its origins as a research group at Herriott-Watt University, Edinburgh, Scotland. Its operations consisted primarily of developing software for subsea mapping and visualization using sidescan sonar, a technology widely used in commercial offshore geophysical survey and naval mine-hunting to detect objects on, and textures of, the surface of the seabed. During the late 1990s we achieved significant market penetration in Europe and Asia, but this was difficult to replicate in the US due to our being a UK based company at that time, though we did, and still do, have a US subsidiary which was established to market and sell our products in North America. The delay in effectively breaking into the US market severely limited our growth since such market constitutes the major portion of the worldwide market for geophysical and hydrographic survey. Management of Coda Technologies Ltd therefore embarked upon a program to expand its capabilities, expanding from the original focus on the survey, research, hydrography, and search and recovery sectors of the subsea imaging industry. Coda Technologies Limited has since changed its name to Coda Octopus Limited and more recently to Coda Octopus Products Limited. This company also has a sister company in the US, Coda Octopus Products, Inc., selling the same product range to the North American market.

The Company markets and sells a number of sonar-related products, focused on the marine hydrographic and geophysical survey markets (see ‘Products and Services’).

Coda Octopus Research and Development, comprising Coda Octopus Omnitech AS/Coda Octopus R&D Ltd

Coda Octopus Omnitech AS is a Norwegian corporation. Coda Technologies Limited (now Coda Octopus Products Limited) acquired Coda Octopus Omintech AS in 2002. At the time of its acquisition by Coda, OmniTech had been engaged for over ten years in developing sonar imaging technology to produce three-dimensional (3D) underwater images for use in the subsea construction industry, which we have since our acquisition further developed and marketed as our flagship product “Echoscope" which produces and delivers real-time 3D images and visualization in the subsea environments. The focus of Coda Octopus Omnitech operations is on research and development of this technology. Alongside this, our UK subsidiary, Coda Octopus R&D Ltd, focuses on research and development activities, primarily based on software and focused for now on our Echoscope technology.

Coda Octopus Martech Ltd (formerly Martech Systems (Weymouth) Ltd)

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

As a result of Martech’s knowledge of the defense industry and the UK government procurement marketplace, the Company becomes aware of upcoming opportunities, allowing an expression of interest and subsequent listing for the appropriate invitations to tender. The Company enjoys certain pre-approvals to allow it to be short-listed for certain types of government work. Much of the more significant business gained by Martech is gained this way through the formal Government or government contractor tendering process.

On December 15, 2008, Martech acquired Dragon Design Ltd. Dragon is an electronics manufacturing and design business employing thirteen staff in leased premises in Weymouth, Dorset, UK. Unaudited accounts indicate that FY2008 sales were approximately £790,000 (or $1,550,000 at last year’s average exchange rate of $1.94 to £1) generating a net profit of approximately £24,000 ($47,000).

Examples of the type of work that Dragon does are its two long term contracts with Dek International, the leading manufacturer of printing machines for the electronics industry, where the Company supplies both components for new machines and spares for older models, and its relationship with Vector Developments, purveyors of marine night vision equipment for the leisure market.

Coda Octopus Innalogic, Inc. (formerly Innalogic, Inc.)

Co-located with our corporate headquarters at our 25th Street offices in Manhattan, Innalogic, a Delaware corporation, provides wireless encrypted video surveillance products for commercial organizations (domestic and international) and local and US Federal government agencies. Innalogic completed in the last fiscal year customer contracts ranging in value from $40,000 to $320,000.

Coda Octopus Colmek, Inc. d/b/a Colmek Systems Engineering (“Colmek”) (formerly Miller & Hilton, Inc.)

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

Coda Octopus Tactical Intelligence, Inc.

Since the year end we have formed this subsidiary to facilitate our entry into the counter-terrorism and anti-piracy training markets, which we believe are integral to our efforts to help major customers deploy real time 3D sonar systems in hot spots around the world.  We have recruited two specialists in the field of real world security training for domestic and international military units and government agencies to spearhead this drive; these individuals have designed or led more than 50 such training programs throughout the world since September 11, 2001, using up to 100 freelance specialists on a contract basis. The expertise of this part of the Group will be used to leverage our Echoscope and UIS capabilities in terms of sales and training.

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

Coda GeoSurvey Productivity Suite

The GeoSurvey Productivity Suite is a software product enabling acquired sidescan and seismic data to be processed, cleaned, analyzed and interpreted for inclusion in reports and charts. GeoSurvey Productivity Suite comprises an integrated suite of software modules for different tasks according to the needs of the user and can be run on the same hardware as GeoSurvey Acquisition or on a standard PC or laptop. The end products are typically a cleaned image depicting the seabed and its surface features or its underlying layers and features, together with information such as co-ordinates, annotations and interpretations, for integration into geographical information systems (“GIS”). The price for this product ranges from $8,000 to $46,000 per software module or bundle.

Coda Echoscope™

The Echoscope™ is a unique sonar device which embodies a patented invention for a method of producing a 3D Sonar Image that permits real time, three-dimensional viewing, imaging and data recording of underwater scenes and objects. The 3D aspect enables the high resolution visualization to be performed from multiple perspectives. It is able to detect moving as well as fixed objects, and unlike optical sensors can detect and image objects in zero visibility water. Unlike conventional 2D sonars that generate narrow beams or fan shaped beams, the Echoscope™ uses advanced beam forming techniques to generate over 16,000 individual beams to create instantaneous high resolution 3D images. The Echoscope™ is compact, measuring about the size of an average briefcase, thus enabling it to be used from small vessels. It is suitable for over-the-side or bow mounting on vessels of any size or on remotely operated underwater vehicles (“ROV”) and autonomous underwater vehicles (“AUV”). The price for this product ranges from $250,000 to $340,000 per device depending on depth rating.

The Echoscope™ has a very wide range of applications including:

•	inspection of harbor walls;
•	inspection of ship hulls;
•	inspection of bridge pilings;
•	ROV navigation (obstacle avoidance);

•	AUV navigation and target recognition (obstacle avoidance);
•	construction - pipeline touchdown placement and inspection;
•	obstacle avoidance navigation;
•	bathymetry (measurement of water depth to create 3D terrain models);
•	monitoring underwater construction;
•	underwater intruder detection;
•	dredging and rock dumping;
•	contraband detection;
•	locating and identifying objects undersea, including mines.

Considerable interest in the Echoscope™ has been shown by the United States Coast Guard, NAVSEA, the US Office for Naval Research (ONR), the US Office for Naval Intelligence (ONI), the US Department of Homeland Security and various other defense agencies. The Echoscope™, in its simplest form as a stand alone product, is priced at $250,000. We have sold and delivered 26 of these to customers since its introduction. In addition, a number of these devices are on long term rental in places like the Gulf of Mexico. Among the first purchasers have been United States naval agencies, the United States Coast Guard, research institutions and a construction company in Japan.

Coda Underwater Inspection System (UIS™)

The Coda Underwater Inspection System or UIS™ is the world’s first, and we believe only, fully integrated high resolution real-time 3D inspection system. It delivers precise and intuitive 3D images in real-time, and is designed to inspect large areas with 100% coverage and 98% probability of detection.

At the heart of every UIS™ is the unique Echoscope™ real-time 3D sonar incorporating our cutting edge phased array technology to simultaneously generate over 16,000 beams. This results in an instant three dimensional sonar image where the position of every data point is accurately known, producing detailed images from a single sonar ping.

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

Depending on the application and platform, the UIS™ can be combined with a wide range of additional sensors and other sonars to create a fully integrated bespoke package. Centered around the unique and powerful Echoscope™ 3D sonar, the integrated UIS™ solution offers significant advantages and superior performance over systems using 2D sonar, sector scan sonar, acoustic lens sonars or underwater video cameras alone.

The price for this product is approximately $495,000.

In July 2007, we received a $2,597,410 order from the U.S. Department of Defense to build and deliver over a period of six months three next generation prototype UIS™ for the US Coast Guard and other potential users, to enable rapid underwater searches in the nation’s ports and waterways. The contract includes additional options, exercisable at the sole discretion of the U.S. Department of Defense. If exercised, these options would require us to make enhancements to the existing systems and deliver a further seven UIS™ systems within six months from the time the option is exercised.

The contract was awarded to us on a sole source basis, which means that the product is considered to be available from one source only and under Federal rules may be acquired from that source without a competitive bidding process.

The systems were delivered over the period October to December 2007, with final sign-off of the order received towards the end of December 2007. Under the terms of the agreement, we provided, among other things, operator training and a one year guarantee for each system supplied. The agreement also grants to the purchaser a non-exclusive, non-transferable, irrevocable, paid-up license to practise or have practised for or on behalf of the United States any invention conceived in the performance of the agreement throughout the world. On February 19, 2008, a contract amendment was awarded to us. Under this amendment a number of the options listed below were exercised. These are Option 1 (contract value $634,065), Option 2 (contract value $378,084) and a portion of Option 4. The total value of the contract amendment is $1,527,149.  In addition, a further order was made (and completed) for additional development work of $100,000.

On February 6, 2009, a further order was made for $1,152,948 for Option 3, Automated Change Detection. Under the option provisions further options may be exercised by the US Coast Guard under the contract for up to $2,851,750.

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

Option	Description	Estimated Purchase Price	Time Period for Delivery
Option 1 RANGE RESOLUTION ENHANCEMENT	Development of core beam forming hardware and related technology to improve the current 3 or 4cm range resolution to 1 or 2cm, and increase target detection of objects on harbor walls and other close range applications.	$634,065	Completed

Option 2 INCREASE ECHOSCOPE FREQUENCY	Development of new transducer and channel board hardware to allow operation at higher frequencies (up to 500KHz) which will increase the resolution of the data	$378,084	Completed

Option 3 AUTOMATED CHANGE DETECTION	Development of software compatible with the UIS platform and designed for on-line detection and post-processing analysis of captured Echoscope data. In essence, the software will have the capability of registering any changes of new data collected against a baseline survey and automatically alert end-user to the changes (i.e the presence of something that was not there on the last inspection - example of a harbor wall).	$1,152,948	18 months from date of exercise

Option 4 ADVANCED PROTOTYPE UIS SYSTEM	Building of up to seven (7) additional UIS Systems to agreed USCG specifications.	$3,291,750	Completed

Option 5 DEVELOPMENT OF ONE PIECE F190	Development of a F190 Positioning System to replace the standard two piece system currently used in the UIS.	$247,434	Completed

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

Developed originally for motor sport (measuring vehicle motion and position) the F180™ is manufactured under license pursuant to which CodaOctopus has exclusive rights to the products so developed. Since its launch in August 2003, the F180™ has become a popular and well regarded sensor with a growing number of customers in the commercial marine survey industry around the world, because of its simplicity of operation and accuracy at a relatively low cost. Modifications and enhancements have resulted in a simple-to-use product that brings highly accurate positioning and motion data into extreme offshore conditions for precision marine survey applications. Variants within the F180™ series include the F190, exclusively configured for use ‘inland’, e.g. within ports and harbors, and the F185, with enhanced precision positioning to 1cm accuracy. Also available is Octopus iHeave, a software product for dealing with long period ocean swell compensation, fully integrated with the F180™ series. The price for this product ranges from $2,700 to $112,000 per unit.

Octopus 760 Series Geophysical Acquisition System

The 760 series is a range of geophysical data acquisition systems for sidescan sonar and shallow seismic profiling. In common with the Coda GeoSurvey product line, the Octopus 760 integrates with third party sonars and sensors to acquire, display and record data. However, it is designed to be simple to operate and requires minimal training. The 760 series is a self contained instrument rather than software and a PC. There are four variants of the 760 series - the 760D which combines simultaneous acquisition of sidescan sonar and sub-bottom profiler; the 760S which provides ‘either/or’ sidescan sonar and sub-bottom profiler data acquisition; the 460+ for sidescan only; and the 360+ for shallow seismic only. There is also a variant of the 760 series, the 460P, which is re-packaged into a splash-proof hand-portable carry-case for operation in the most demanding of environments such as in small open boats. Combined with compact dual-frequency sidescan sonar and an optional battery pack, the 460P is also available as a complete portable sidescan sonar system and has been supplied to the British Royal Navy amongst other naval and commercial customers. The price for this product ranges from $2,000 to $43,000 per system.

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

Our Services

As a result of the acquisitions of Martech and Colmek, we have moved from being a pure products company to being a comprehensive provider of systems and solutions.  Both of these entities focus on producing specific low volume, high value solutions, bringing the Group firmly into the services sector in the defense and homeland security markets. The addition of these design and solution provision capabilities to our  Echoscope™ product set gives enormous added strength to the business.

Martech

Martech, based in Weymouth, UK, provides bespoke design and manufacturing services. It operates in the very specialized niche of high quality design and manufacturing services mainly to the United Kingdom defense, nuclear and pharmaceutical industries. Its services are provided on a custom sub-contract basis where high quality and high integrity devices are required, but in quite small amounts. Martech is accredited to ISO 9001-2000 and Tick-IT.

An example of Martech’s design and engineering services is the development of a ruggedized display unit in military vehicles capable of displaying variables such as wind speed, air temperature and humidity independent of the vehicle’s computer.

In the past, the Company has designed products such as an air traffic management software system, military sonar test equipment, and equipment for production testing of sensors used in blood analysis equipment. Contracts ranged in amounts between a few thousand dollars up to around a million dollars. The Company is currently bidding on and obtaining contracts in the $500,000 to $1,000,000 range in addition to continuing to seek smaller contracts.

Martech competes with larger contractors in the defense industry. Typical amongst these are Ultra Electonics, BAE Systems, and Thales, all of whom are also partners on various projects. Martech is like many smaller companies a competitor to its customers, who have in-house design facilities, and has to manage these relationships carefully.

Martech’s business strategy is to continue to grow profitably in its established niche. It has established credentials with many of the bigger industry players and is well known as a reliable contractor who delivers service and products to the high specifications involved in defense, nuclear and pharmaceutical industries.

Martech provides Coda Octopus with the skills, practices and knowledge to expand its foothold in the UK defense sector and ensures that it can substantiate its credibility as a defense and homeland security supplier.  Martech’s revenues for the full year ended October 31, 2008 were $3,081,843

Colmek

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

In the past, the Company has also been engaged on projects such as the design and production of a pipeline inspection vehicle and helicopter-based mine hunting system incorporating sonar, laser, and acoustic payload configurations. Contracts ranged in amounts from very low values to around $1,000,000. For the future Colmek will seek the larger engagements in addition to continuing to seek smaller contracts. Colmek’s revenues for the full year ended October 31, 2008 were $3,527,813.

Similarly to Martech, Colmek intends to continue to grow in its existing established niche. It has long standing relationships with many of the major companies in the industry, such as Northrop Grumman and Raytheon. Colmek is a trusted supplier, as well as occasionally being a competitor to these big organizations.

Colmek provides a growing revenue stream in the defense sector, opportunities for cross-selling, raw skills that can be applied across the Group, and the operating synergies to be gained between it and Martech.

Research and Development

The scientists and engineers who work for Coda Octopus OmniTech AS have become the nucleus for our research and development center, based in Bergen, Norway. Our research and development division also includes a team of seven software engineers based in Edinburgh, Scotland, two of whom are original founders of the Coda Octopus Products business.

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

The key drivers for our research and development activities are the lead we believe we have in 3D acoustic imaging and which we aim to maintain over the coming years. Our aim and strategy is to stay at the forefront of this technology, allowing us to generate strong earnings growth from regular new products.

We have recently been investing over $3 million annually in our research and development activities and expect to continue this investment at a level of between $2m and $3m during the current year in order to continue the current pace of research and development, as well as product and intellectual property rights development. Our products are developed in-house by our team of software design, hardware design and engineering, and support staff. In the year ended October 31, 2008, we spent $3,525,023 on research and development.

Production and Manufacturing

Our production process consists of supply chain management, product assembly, testing and calibration. We do not undertake any metal fabrication or electronic circuit board manufacture and all components are manufactured outside of the Company, bought in as raw materials and then assembled into finished goods.

Assembly of our products is carried out in four places at present. Our data acquisition products and motion sensors are produced and distributed in the UK from our Edinburgh production facility. Our printers are currently produced in Weymouth, where Martech also undertake any production required as part of their engineering design services. Similarly, Colmek undertake any production required as part of their engineering projects in Salt Lake City, Utah. Finally, the production of our Echoscope™ product is currently located in Norway, but is moving shortly to our facility in Utah.

Marketing

We conduct worldwide sales and marketing through each company individually, with our synergies, national and international exposure sought geographically by our Presidents of European and US Operations. This structure provides dedicated sales effort in each of the Group companies, and encourages cross-selling and marketing of other Group companies’ products and services. The companies are staffed as follows:

•	Coda Octopus Products - nine persons distributed between the UK and Florida, USA
•	Coda Octopus Martech - two full time and one part time based in Weymouth, UK
•	Coda Octopus Colmek – three full time staff
•	Coda Octopus Innalogic - one staff member based in New York City, USA
•	Port Security Group - currently being developed by Group-level staff
•	Group level – two members of staff, one based in New York City, USA and one based in St Petersburg, Florida, USA

Generally, our focus is on widening our market reach and selling broader services, systems and solutions within our existing customer base. Specifically, we have a key focus on Port and Harbor Security, leading with our flagship 3D sonar product Echoscope™, and its added value derivative, the UIS™. Our marketing effort is dedicated to enhancing, reinforcing, and protecting the value of our lead in this huge emerging market, broadening our current product and systems-based offerings to be able to offer complete solutions. However, within that we have the following supporting marketing sub-strategies:

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

Each of the Group companies has a number of external agents and representatives who are distributed globally for Coda Octopus products, within the UK for Coda Octopus Martech and within the USA for Coda Octopus Colmek and Innalogic.

Suppliers

Most of the materials and components used in our products are readily available in the marketplace and are delivered pursuant to simple purchase orders. We do not have long term supply contracts with our suppliers with the exception of a three year agreement with Oxford Technical Solutions dated July 1, 2006, pursuant to which that entity delivers licensed technology for use in our F180 product line. Other than this specific technology we are not dependent on any materials that could not be obtained from alternative sources if our current suppliers cease to make deliveries to us for any reason.

Government Regulation

Because of the nature of some of our products, they may be subject to United States and other export controls and may be exported outside the United States or the United Kingdom only with the required level of export license or through an export license exception.

In addition, as a provider for the US Government, we may be subject to numerous laws and regulations relating to the award, administration and performance of US Government contracts, including the False Claims Act. Non-compliance found by any one agency could result in fines, penalties, debarment, or suspension from receiving additional contracts with all US Government agencies. Given our dependence on US Government business, suspension or debarment could have a material adverse effect on our business and results of operations.

Government Relations

As government has become a primary focus of our marketing of the Echoscope™, we have established an office in Washington, DC, that will enable us to reach the different levels of government. The office is managed by an experienced individual to develop this presence. In addition, we have engaged a number of lobbying firms to assist us with this task:

•
Flagship Government Relations, a lobbying firm based in Washington, D.C., is assisting in reaching government officials and government agencies to assist with funding towards the use of our products in port security applications;

•	CJ Strategies, a lobbying firm based in Washington, DC, is assisting in reaching the US Navy and has strong connections with the state of California;
•	The Grossman Group, LLC, a lobbying firm based in Washington, D.C, is assisting in helping to gain governmental support for our operations in Utah;
•	Dan Tate, LLC, a lobbying firm based in Washington, D.C., is assisting in helping to gain governmental support for our operations in Panama City.

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

Our patented inventions along with our strategy to enhance these are at the heart of the Company’s strategy for growth and development. In recognition of this, the Company’s Board has adopted for implementation by the Company a Corporate Patent Strategy. This provides for the effective management and organization of our patents and other intellectual property rights. The main goals of our Corporate Patent Strategy are to (i) protect value; (ii) create value and (iii) extract value. Protecting value entails implementing measures aimed at protecting the Company’s existing patents and other intellectual property rights. Creating Value aims at working closely with our Research and Development Division to remain at the forefront of 3D Sonar Technology by ensuring that we make the necessary technological advancements in the market spaces in which we operate and obtain the right legal protection by filing quality new patents. Extract value entails ensuring that our Patents and other Intellectual Property Rights work for us and generate premium revenues.

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

•	Patent No. 6,532,192 concerns “Subsea Positioning System and Apparatus”, recorded in the US Patent Office. This patent relates to subsea positioning system and apparatus.

In addition, we have applied for the following patents:

•	Application number US2008043572 concerns the “Method of constructing mathematical representations of objects from reflected sonar signals”;
•	Application number US11760417 concerns “Combined pressure compensator and cooling unit”;
•	Application number US11676427 concerns “Patch test for 3D sonar data”;
•	Application number US61026163 concerns “2D sonar beamforming using a real-time 3D sonar”;

•	Application number US12061298 concerns “Acoustic coating”;
•	Application number US12103839 concerns “Fast averaged volumetric rendering of large sets polar/range data using minimal intermediate storage”; and
•	Application number US12138702 concerns “Edge enhancement of 2D polar range data using a common cartesian coordinate system”.

Trademarks

In marketing and branding our products and services we use the following registered and unregistered trademarks:

 Coda ™
 Octopus®
 Octopus & Design®
 F-180 ™
 Echoscope ™
 UIS™

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

Products

The sonar equipment industry is fragmented with several companies occupying niche areas, and we face specific competition from different competitors with respect to our different products. In the field of geophysical products Chesapeake, a US-based company, and Oceanic Imaging Consultants, Hawaii, USA, dominate the market with an estimated 30% each of world sales, while we believe that we are just behind this with 25%.

In the field of motion sensing equipment, we believe that we have four principal competitors - TSS (International) Ltd in Watford, England which is focused on the mid-performance segments with about 30% of the world market; Ixsea, a French company which covers all segments, with about 25% of the market; Seatex, a Norwegian company, part of Kongsberg Simrad which has products across all segments, with about 15% of the market; and Applanix, a Canadian company, now part of Trimble which has one major product focused on the high end of the market, with about 20% of the market. We believe that our market share in the field of motion sensing equipment is only about 10% at present.

In the area of grayscale thermal printers, there are two companies besides us who compete in this small market. EPC Labs, Massachusets, US, have around 40% of the market, mainly in the US; iSys of Canada have around 20% of the market; we have around 40% of the market, mainly in Europe and Asia.

In the field of 3D real time imaging, we believe that we have no direct competition at present since no other companies offer such a product. There is, however, no assurance that others will not enter this area with competing products.

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

Employees

As of the date hereof, we have 114 employees:

•	6 are employed in research and development in our Bergen facility
•	10 are employed in research and development in Edinburgh
•	20 are employed in sales, marketing, production and administration in Edinburgh
•	8 are employed in management and administration at our New York City office
•	3 are employed in product development, sales and support in New York City
•	10 are employed in sales, marketing and support at our Florida office
•	2 are employed in Government Relations at our Washington, DC, office
•	38 are employed in Weymouth
•	17 are employed in Colmek in Salt Lake City, the main categories of employees being engineers and technician.

A large majority of our employees have a background in science, technology and engineering, with a substantial part being educated to degree and PhD level. None of our employees are members of any union, and we have not experienced organized labor difficulties in the past.

ITEM 2.           DESCRIPTION OF PROPERTY

New York City, New York, USA. Our corporate offices, and those of our wholly owned subsidiary, Coda Octopus Innalogic, are located at 164 West 25th Street, 6th Floor, New York, New York 10001. We lease premises comprising 3,700 square feet pursuant to a renewable lease which expires in July 2011. The lease provides for a monthly rental of $10,000.

St Petersburg, Florida, USA. We lease 3,200 square feet of business premises (comprising assembly, testing facilities and office space) located at 100 14th Avenue South, St. Petersburg, Florida. The space houses our US Sales, Marketing and Production staff and is located close to the University of South Florida, which is convenient for conducting trials and demonstrations of our products. The lease, which is renewable at the option of the tenant, expires on March 31, 2009 and provides for a rental of $48,792 per annum (excluding utilities).

Washington, DC, USA. We lease office premises located at 700 13th Street, N.W, Washington, DC 20005 (10th Floor). This space comprises 186 square feet and houses our Government Relations operations. The lease provides for a rental of $854 per month and expires on January 31, 2012 but can be terminated by us with 30 days’ notice at any point.

Salt Lake City, Utah, USA. Our wholly owned subsidiary, Coda Octopus Colmek, Inc. d/b/a Colmek Systems Engineering, leases 6,500 square feet of business premises at 2001 South 3400 West, Salt Lake City, Utah comprising both office space, manufacturing and testing facilities. The lease provides for a monthly rental of $4,026 (with an annual rental increase of 3% every April). The lease expires in April 2012.

Edinburgh, Scotland, UK. Our wholly owned UK subsidiary, Coda Octopus Products Limited, leases business premises comprising 4,099 square feet and located at 2nd Floor, Anderson House, 1 Breadalbane Street, Edinburgh, Scotland. The space comprises a main floor which houses sales and support staff and our software product development team. The building is located close to the Port of Leith and Firth of Forth, which is convenient for conducting trials and demonstrations of our products. The lease provides for an annual rental of £65,584 and expires on September 26, 2016. Pursuant to the provisions of the lease, we may terminate the lease without penalty on or after the fifth anniversary of the lease agreement, which is September 26, 2011.

We also lease workshop and manufacturing facilities at Units 3, 8 and 10 Corunna Place, Edinburgh, Scotland comprising 2,798 square feet and used as workshop space. The lease provides for a rental of £19,805 per annum (£1,650 per month). There are two lease agreements in place for these premises. One expires on 31 July 2009 and is subject to a 4 months notice period and the other expires 20 July 2010 and is fixed for a period of 3 years.

Weymouth, England, UK. Our UK wholly owned subsidiary, Coda Octopus Martech Limited leases business premises located at 14 Albany Road, Granby Industrial Estate, Weymouth, Dorset, England DT4 9TH comprising 5,000 square feet. This space comprises both office space and manufacturing and testing facilities. The lease provides for an annual rent of £29,985 and expires on September 30, 2013. The lease provides for an annual rent increase of 3% of the last annual rent.

We also lease 4,800 square feet within close proximity of Martech’s premises. This houses our wholly owned subsidiary, Dragon Design Limited. The lease provides for an annual rent of £26,328 increasing at 3% per annum each August, and expires in August 2015.

Bergen, Norway. Our Norwegian subsidiary, Coda Octopus Omnitech AS, leases 2,370 square feet of business premises in a recently refurbished maritime business center directly on the waterway connected to Bergen harbor. This serves as our Research and Development center with purpose-built laboratories for electronic and mechanical development. The lease provides for a rental of NOK 440,500 per annum and expires in May 31, 2012.

ITEM 3.           LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

We are currently engaged in a lawsuit involving the former Chief Executive Officer of our subsidiary, Coda Octopus Colmek, Inc. (Scott DeBo v Miller & Hilton, Inc. d/b/a Colmek Systems Engineering and Coda Octopus Group, Inc. File No. 080923661).  Mr DeBo claims breach of his employment contract, tortuous interference with his contract, termination in violation of public policy and failure to pay wages when due. He filed a complaint and an amended complaint on November 10, 2008 and December 10, 2008, respectively. We answered the amended complaint denying Mr. DeBo’s allegations, raising affirmative defenses on December 22, 2008 and intend to defend ourselves vigorously.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND SMALL ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the OTC Bulletin Board under the symbol CDOC since October 3, 2007. Prior thereto our stock was traded in the pink sheets.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board for the period starting October 3, 2007. Information for the prior periods was obtained from the Pink Sheets Quotation Service. Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.

Year Ended October 31, 2007	HIGH	LOW
First Quarter	$1.55	$0.72
Second Quarter	$1.70	$1.05
Third Quarter	$1.72	$1.50
Fourth Quarter	$1.50	$0.80

Year Ended October 31, 2008	HIGH	LOW
First Quarter	$0.88	$0.45
Second Quarter	$0.80	$0.35
Third Quarter	$0.39	$0.28
Fourth Quarter	$0.30	$0.11

Year Ending October 31, 2009	HIGH	LOW
First Quarter	$0.20	$0.11
Second Quarter	$0.16	$0.05

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. As of February 27, 2009, we had 401 shareholders of record, not including persons who hold their shares through a nominee.

Recent Sales of Unregistered Securities

No sales of unregistered securities have occurred that were not previously reported.

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

General Overview
Coda Octopus develops, manufactures, sells and services real-time 3D and other sonar products, as well as engineering design and manufacturing services on a worldwide basis. Headquartered in New York City, with research and development, sales and manufacturing facilities located in the United Kingdom, United States and Norway, the Company is also engaged in software development, defense contracting and engineering services through subsidiaries located in the United States and the United Kingdom.

Founded in 1994, Coda operated for ten years as a private company based in the UK. By the late 1990s, the Company had developed a strong reputation as a developer and marketer of high quality software-based products used for underwater mapping, geophysical survey and other related marine applications.

Shortly after September 11, 2001, management was introduced to, and in December 2002 completed the acquisition of OmniTech AS, a Norwegian Company that had developed and patented a prototype system called the Echoscope™. The Echoscope permits accurate three-dimensional visualization, measurement, data recording and mapping of underwater objects – in effect, the ability to “see” an object underwater in real time.

Management believed that real-time 3D sonar could represent a truly disruptive technology with the potential to change industry standard practices and procedures. It envisioned significant applications for this technology in Defense, Underwater Port Security, Oil and Gas Exploration and Security, Bridge Repair, and large-scale Underwater Construction projects. Given these beliefs, the Company decided that the best way to gain access to the capital and the visibility needed to commercialize real time 3D sonar, and to successfully enter multiple worldwide markets in the post 9/11 environment would be to move its headquarters to New York City, and to become a publicly traded company in the United States.

On July 13, 2004 Coda Octopus became a public company through a reverse merger with The Panda Project, Inc., a publicly traded Florida corporation. As a result of the transaction, Coda and its shareholders, including its controlling shareholder Fairwater Technology Group Ltd, were issued 20,050,000 common shares comprising approximately 90.9% of the then issued and outstanding shares of Panda. Subsequently, Panda was reincorporated in Delaware, and changed its name to Coda Octopus Group, Inc. By mid 2005, the Company had completed the move of its headquarters from the UK to New York City.

Since moving to New York, the Company has accomplished a series of objectives:

1.
It has raised approximately $33 million in funds, through three private placements primarily with institutional investors. The Company raised approximately $8 million in 2006, approximately $13 million in April/May 2007, and approximately $12 million in a convertible debt transaction that was completed in February 2008.

2.
It has completed the commercialization of the Echoscope and successfully deployed its real-time 3D technology and products on three continents with major corporations, governments, ports, law enforcement agencies and security organizations.

3.
It has significantly broadened both its revenue base and its base of expertise in engineering, defense electronics, military and security training, and software development primarily through the acquisition of four privately held companies. Management believes that broadening the base of the Company in these specific areas was necessary to position Coda Octopus as a reliable and experienced contractor, subcontractor and supplier of 3D sonar products and systems on a worldwide basis.

4.
Beginning in July 2007,the US Department of Defense (DoD) Technical Support Working Group (TSWG) funded Coda Octopus to build and deliver next-generation Underwater Inspection Systems™ (UIS) for the US Coast Guard and other potential users. The program has included money to build and deliver current systems, as well as a roadmap for their future development. During the year ended October 31, 2007, the Company delivered three UIS systems to the US Coast Guard against a purchase order totaling $2.59 million. In FY 2008 the Company was funded for an additional $1.53 million to develop certain mutually agreed technical enhancements to the system. The Company’s latest contract with TSWG covers the funding of an additional $1.4 million for additional enhancements and the delivery of additional systems. The Company believes it has successfully completed the key second-stage enhancements sought by the DoD and the Coast Guard. As a result, management believes that the Company is positioned to build and deploy fully integrated systems that meet the highest standards in the world. They enable users to “see” objects that are smaller than a baseball from a distance of more than 100 meters, and to do so in all kinds of ocean or water conditions at virtually any depth. In addition, the Company through its Colmek subsidiary, has more than 20 years of successful experience as contractor with the Department of Defense, and as a subcontractor with various large primes, most particularly Raytheon.

5.
The Company has taken advantage of its first mover status in real-time 3D sonar to start to open up several potentially significant vertical markets in the private sector. Thus far, the three areas of focus have been Dredging, Underwater Construction, and Security. In each of these areas, the Company has selected a lead customer and has worked with that customer to develop and deploy a system that management believes will have wide application throughout the segment. In the case of Rotterdam-based Van Oord, Coda Octopus was funded to develop a particular application, and in other cases the Company has financed the development internally.

The Company believes that the largest potential markets for real-time 3D sonar are with government authorities both in the US and throughout the world. Here in the US, the Company has deployed systems Jacksonville Sheriff, FL, and in Contra Costa County, CA, with immediate interest in at least six additional locations. Overseas the Company has deployed systems in Korea, Japan, the United Kingdom and the Middle East, and has significant opportunities in Germany, Singapore, Malaysia and the Netherlands. Our main challenges are the long lead times in purchasing cycles, the current economic environment, and the initial adoption of new technology, which can take several years to effect.

The consolidated financial statements include the accounts of Coda Octopus and our domestic and foreign subsidiaries that are more than 50% owned and controlled, which includes Colmek Systems Engineering (now Coda Octopus Colmek, Inc.), which was acquired on April 6, 2007. Based in Salt Lake City Utah, Colmek is a global provider of engineering services, rugged products, and system integration for the military, defense, and aerospace industry. It has 20 years of experience in serving as a successful military contractor, and as a subcontractor with various primes, most particularly Raytheon.

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

Products and Services

We are engaged in 3D subsea technology and are the developer and patent holder of real-time 3D sonar products, which we expect to play a critical role in the next generation of underwater port security. We produce hardware, software and fully integrated systems, which are sold and supported on a worldwide basis, with wide applications in a number of distinct markets:

•
Marine geophysical survey (commercial), which focuses around oil and gas, oceanographic research and exploration, where we market to survey companies, research institutions, salvage companies. This was our original focus, with current products spanning geophysical data collection and analysis, through to printers to output geophysical data collected by sonar. We believe that our marine geophysical survey markets are experiencing rapid growth due to: 1) successful new product introductions in recent periods; 2) market-proximity benefits derived from the 2004 relocation to the United States; 3) initial market penetration into new sub-sectors of the marine geophysical survey markets; 4) the high price of oil and gas in the past few years, resulting in unprecedented exploration and production activity, which is still having some effect on the market even with lower current prices.

•
Underwater defense/security, where we market to ports and harbors, state, local and federal government agencies, law enforcement agencies and defense contractors. We have recently completed developing and commenced marketing our Underwater Inspection System (UIS™), the first real-time, high resolution, three-dimensional underwater sonar imaging system, which we believe has particularly important applications in the fields of port security, defense and undersea oil and gas development.

•
Underwater construction, where our products are used for real-time monitoring of construction which is conducted subsea, a particularly challenging environment. We have also developed for one of our customers a tailored software application to allow the laying of concrete Accropodes™ for constructing breakwaters. The advantage of our real-time system is in giving visibility where previously divers were used to help with the construction, a dangerous and inefficient process.

•
Dredging, where our products are used for pre-dredge survey and in a real-time mode where they monitor the quality and precision of the dredge. The advantage we give is in improving the dredge quality and drastically reducing the time involved – for example, if a re-dredge is required, this can be done immediately from the information we provide, instead of days or weeks later, when a new vessel may even have to be used.

•	Other applications, such as shallow water hydrography underwater logging, debris survey and treasure hunting.

In addition, through our two engineering services subsidiaries, Coda Octopus Martech Ltd, based in Weymouth, England, UK, and Colmek Systems Engineering, based in Salt Lake City, Utah, US we provide engineering services to a wide variety of clients in the subsea, defense, nuclear, government and pharmaceutical industries. These engineering capabilities are increasingly being combined with our product offerings, bringing opportunities to provide complete systems, installation and support.

For the foreseeable future, we intend to intensify our focus on port security. We believe that in the post 9/11 era there are significant growth opportunities available in that particular market segment because of increased government expenditures aimed at enhancing security. Specifically, we believe that we have the ability to capitalize on this opportunity as a result of:


First mover advantage in 3D sonar markets based on our patented technology, our research and development efforts and extensive and successful testing in this area that date back almost two decades as well as broad customer acceptance.

	Early recognition of need for 3D real-time sonar in defense/security applications.
	Expansion into new geographies like North America and Western Europe.
	Expansion into new commercial markets like commercial marine survey with innovative products.
	Recent sole source classification for one of our products and its derivatives by certain government procurement agencies.

Further, we believe the Echoscope™ will transform certain segments of the sonar products market. In addition, 3D sonar, currently in the early stages of adoption, has disruptive technology qualities as it has the ability to change industry standard practice in respect of the method for visualization and imaging of underwater objects and environment. Therefore, it will likely change who the suppliers into this market are as well as our market position and that of our competitors. We believe the market opportunity in underwater security and defense could grow at a rapid pace over the next several years.

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

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 1, "Summary of Significant Accounting Policies" of our Consolidated Financial Statements.

Revenue Recognition

We record revenue in accordance with the guidance of the SEC's Staff Accounting Bulletin SAB No. 104 (SAB 104), which supersedes SAB No. 101 in order to encompass EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21).

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

Statement 123R supersedes APB opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in SFAS No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. We implemented SFAS No. 123(R) on November 1, 2004 using the modified prospective method. The fair value of each option grant issued after November 1, 2004 will be determined as of grant date, utilizing the Black-Scholes option pricing model. The amortization of each option grant will be over the remainder of the vesting period of each option grant.  We use the fair value method for equity instruments granted to non-employees and use the Black Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

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

Results of Operations

Comparison of fiscal year ended October 31, 2008, compared to fiscal year ended October 31, 2007.

Introduction

Due to the acquisition of Colmek in April 2007, the financial information presented for the Company for the year ended October 31, 2007 (the "2007 Period"), includes activity in Colmek for the respective period, combined with revenue, other income and SG&A expenses of the rest of Coda Octopus Group, Inc. for the fiscal year ending October 31, 2007. The financial information presented (“2007 Period") does not include any revenues and expenses for Colmek from the period before the acquisition which occurred on April 6, 2007. As a result, the sharply increased revenues and expenses in the accompanying audited consolidated statements of operations in 2008 (“2008 Period”) compared to those in 2007 may not be a meaningful comparison.

Revenue. Total revenue for the 2008 Period and the 2007 Period was $16,968,922 and $13,853,313, respectively, representing an increase of 22.5%. The contribution from Colmek was $2,439,241 in the 2007 Period starting on April 6, 2007, while it contributed $3,527,813 in the full year 2008. Subtracting the extra contribution from this acquisition, there was a 17.8% increase in revenue in our original businesses. This was due to a strong demand for our traditional products in the geophysical and hydrographic survey markets, and growth in demand for our Echoscope.

Gross Margins. Margins were stronger in the 2008 Period at 59.1% (gross profit of $10,027,635) compared to 53.8% in the 2007 Period, reflecting a different mix of sales. The products business and the software development business (surrounding our core products) accounted for approximately 55% of the overall mix in 2008 as our UIS system, a higher margin product, gained some traction along with products selling into our geophysical and hydrographic survey markets.

Research and Development (R&D). R&D spending increased to $3,525,023 in the 2008 Period from $3,019,090 in the 2007 Period as we continued to focus considerable effort into enhancing the Echoscope™ and releasing other products in our suite of marine geophysical offerings. In particular, work focused on delivering our Underwater Inspection System (UIS), a turnkey system built around the Echoscope™ platform. Additionally, two software development projects were successfully completed in 2008. One involved an upgrade in the imagery produced by the Echoscope™ sponsored by TSWG, a research group affiliated with the US Coast Guard. The other software development project was ordered by a consortium of companies in the underwater construction industry to enable the Echoscope™ to assist in the placing of concrete material (Accropode™) on the seabed. Under terms of an agreement with the holder of our secured convertible notes, discussed below under Financing Activities – Note Offering, we agreed to reduce fiscal 2009 R&D.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the 2008 Period increased to $10,592,352 (removing non-cash charges of $1,614,590 and currency translation effect of $997,312). The 2007 Period reflected $8,759,789,, adjusting $3,656,118 in non-cash charges and a positive $30,657 in exchange rate movement. Excluding these charges, the SG&A for the 2008 Period rose $1,832,563, or 20.9% versus a 22.5% increase in revenues. Of this increase, $790,558 of SG&A cost was attributable to the full year contribution from Colmek which was acquired on April 6, 2007. This meant that comparable SG&A expenses, excluding non-cash charges and currency translation effects, increased in the 2008 Period by only $1,042,005 over the 2007 Period, or 11.9%. This represents a significantly smaller rate of increase from last year’s but management is dedicated to reducing SG&A as a percentage of revenues in fiscal 2009. Under terms of an agreement with the holder of our secured convertible notes, discussed below under Financing Activities – Note Offering, we agreed to reduce fiscal 2009 SG&A.

Key areas of 2008 Period expenditure include wages and salaries, where we spent $8,202,854 or 49.0% against $4,715,936 or 29.8% of our SG&A cost, 5% of which was attributable to the addition of Colmek for the full year; legal and professional fees, including accounting, audit and investment banking services, where we spent $1,357,114 or 8.1% in the 2008 Period against $851,450, or 5.4% of our SG&A costs in the 2007 Period - this increase is due to costs for payroll service fees, legal fees and accounting; travel costs increased to $782,615 or 4.7% in the 2008 Period from $560,472 or 3.5% of SG&A in the 2007 Period, with the increased outlay due to the larger staff from the acquisition as well as three outside directors added and increased travel due to an overseas financing; rent for our various locations increased in the 2008 Period to $701,528 or 4.2% against $519,162 or 3.3% of SG&A in the 2007 Period, with this increase due to a full year’s rent at Colmek, Bergen, Edinburgh and Florida, the latter three being new facilities for each of those businesses and the former a business acquisition; marketing increased to in the 2008 Period to $1,240,508 or 7.4% of SG&A against $471,049 or 3.0% of SG&A in the 2007 Period, due to moving all our Washington consultants into marketing costs as well as trying to create a new market for our equipment.

Other Operating Expenses. In the 2007 Period, we incurred costs of $435,000 as non-recurring fees and expenses in connection with our financings, which are also included in our loss from operations, and shown separately under Other Operating Expenses. These fees covered equity fund raising during the 2007 Period. There were no comparable charges in 2008.

Operating Loss. We incurred a loss from operations of $6,701,642 in the 2008 Period against $8,384,069 in the 2007 Period. Removing non-cash and non-recurring expenses, the comparison shows a loss from operations of $3,893,726 against a similarly adjusted $5,096,266 loss for 2007. This decreased loss is entirely attributable to increased revenues, improved margins and the increase in costs required to support this growth.

Interest Expense. Interest expense decreased in the 2008 Period to $1,538,724 from the 2007 Period interest costs which were $6,655,283. In the 2008 Period, we have included amortization of the 30% redemption premium for our convertible note, at a cost of $348,493 and we have accrued interest on the convertible bond of $705,150, ahead of payment of this latter amount in February 2009. There was also a financing charge of $4,200 paid in stock. Of the 2007 Period number, $6,105,918 was attributable to the valuation of warrants issued as part of our financing, booked as a financing charge and a non-cash item. Removing non-cash items, the comparison shows $549,365 for the 2007 Period against $480,881 in 2008, with both amounts due to interest charged by our factors, FGI, a relationship which ended on October 31, 2008.

Dividends and Other Stock Charges. In the 2008 Period, dividends were due only on outstanding Series A Preferred stock, and totaled $129,568 for the year. During the 2007 Period, dividends of $388,969 were declared on preferred stock (most of the preferred stock was converted into common stock prior to the end of the 2007 Period). The 2007 amount includes a redemption premium of $181,810 paid on the Series B preferred stock. This took the net loss applicable to common shares to $16,141,284 or $0.42 per share for the 2007 Period, based on an average of 38,476,352 shares outstanding over the period, compared to a loss of $8,050,085 or $0.17 per share for the 2008 Period, based on an average of 48,486,291 shares outstanding over the period.

Financial Instruments Measured at Fair Value

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we considered the principal or most advantageous market in which we would transact and considered assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

 To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Items recorded or measured at fair value on a recurring basis in our accompanying financial statements consisted of the following items as of October 31, 2008:

		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Short term Investment	$153,000	$153,000
Total	$153,000	$153,000	$-	-

With the exception of assets and liabilities included within the scope of FSP FAS No. 157-2, we adopted the provisions of SFAS No. 157 prospectively effective as of the beginning of the 2008 Period.  For financial assets and liabilities included within the scope of FSP FAS No. 157-2, we will be required to adopt the provisions of SFAS No. 157 prospectively as of the beginning of Fiscal 2009.  The adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations, and we do not believe that the adoption of FSP FAS No. 157-2 will have a material impact on our financial position or results of operations.

The fair value of the assets, short term investments, at October 31, 2008 was grouped as Level 1 valuation as the market price was readily available, and there has been no change to the fair value of the securities at October 31, 2008.

Liquidity and Capital Resources

The Company generated a deficit in cash flow from operations of $6,261,562 in 2008, against $10,088,405 in the 2007 Period. This deficit is due to continued losses, plus a reduction in accounts payable of $800,885.

We invested $906,904 in the business, including the addition of fixed and intangible assets and the completion of the acquisition of Colmek, which required a final outlay of $763,936. Our debt financing raised a net $10,605,377.

With the $12M (gross) financing supplied in February 2008 by the sale of convertible notes to an institutional investor for, amongst other specified uses, acquisitions, working capital (discussed below in greater detail), an improved sales pipeline, and the interest the US Coast Guard has shown in the UIS system, we expect to improve our cash flow results significantly in the 2009 Period.

While we have raised capital to meet our working capital and financing needs in the past, additional financing may be required in order to meet our current and projected cash flow requirements from operations and development. We currently have no commitments for financing. There is no guarantee that we will be successful in raising any funds required. In addition, any additional financing requires approval from the convertible notes holder under the financing concluded by us on February 21, 2008. Under the terms of this transaction we have granted a blanket lien on all Company assets and can neither sell new securities including common stock, nor incur further indebtedness above $2 million during the term of the notes without the prior approval of the holders of the loan note. Furthermore, we will no longer be able to finance our receivables with another party without prior approval from the holders of the loan note.

Inflation and Foreign Currency

The Company maintains its books in local currency: US Dollars for its US operations, Pounds Sterling and Norwegian Kroner for its United Kingdom and Norwegian operations, respectively.

Until recently, the Company’s operations were conducted primarily outside the United States through its wholly-owned subsidiaries. As a result, fluctuations in currency exchange rates may significantly affect the Company's sales, profitability and financial position when the foreign currencies of its international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may or will affect the Company's business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

The translation of the Company’s UK operations’ pound sterling denominated balance sheets into US dollars, as of October 31, 2007, has been affected by the rapid strengthening of the US dollar against the British pound sterling from $2.08 at October 31, 2007, to $1.63 at October 31, 2008, an approximate 28% appreciation in value. The average British pound sterling/US dollar exchange rates used for the translation of the UK operations’ pound sterling denominated statements of operations into US dollars, for the years to October 31, 2008 and 2007 were $1.94 and $1.98, respectively.

The translation of the Company’s Norwegian operation’s Kroner denominated balance sheets into US dollars, as of October 31, 2008, has not been materially affected by the currency fluctuations of the US dollar against the Kroner from $0.186 as of October 31, 2007, to $0.149 as of October 31, 2008, an approximate 20% change in value. The average Kroner/US dollar exchange rates used for the translation of the Norwegian operation’s Kroner denominated statements of operations into US dollars, for the years to October 31, 2008 and 2007 were $0.186 and $0.167, respectively.

The impact of these currency fluctuations on the 2008 Period is shown below:

	Pound Sterling		Norwegian Kroner
	Actual Results	Constant Rates	Actual Results	Constant Rates	Total Effect

Revenues	$9,825,663	$10,040,931	$63,705	$57,134	$208,697
Costs	7,267,630	7,426,854	92,701	83,139	149,663
Net Income/(Losses)	2,558,033	2,614,077	(28,996)	(26,005)	59,034
Assets	10,561,905	12,679,655	482,824	590,672	2,225,597
Liabilities	7,289,881	9,057,984	291,014	361,597	1,838,686
Net Assets	3,272,024	3,621,670	191,810	229,074	386,911

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, increased profits for the year by $59,034 and increased net assets by $386,911. In addition, the Company booked transactional exchange rate losses of $997,312 during the 2008 Period. All of these amounts are material to our overall financial results.

It is the opinion of the Company that inflation has not had a material effect on its operations.

Financing Activities

Equity Offerings

On April 30, 2006, we issued 2,377 shares of our Series A Preferred Stock to a group of individual investors for total cash consideration of $407,100. An additional 4,943.88 shares of our Series A Preferred Stock were issued to various individuals as repayment of $734,628 in debt. The aggregate value of these issuances was $1,141,728 for a total of 7320.88 shares.

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

Note Offering

On February 21, 2008 we entered into and completed the transactions contemplated under a series of agreements providing for the issuance to a London based institutional investor, The Royal Bank of Scotland plc of senior secured convertible notes in the principal amount of $12,000,000 (the “Notes”). The Notes are secured by all of the assets of the Company and its subsidiaries and mature 84 months after the date of issuance at which time they are redeemable at 130% of the face amount of the Notes. The Notes accrue interest at the annual rate of 8.5% which is payable in semi-annually in arrears. The Notes also stipulate additional interest payments of 2% per annum above the base rate quoted by The Royal Bank of Scotland plc from time to time, in the event that the semi-annual interest payments are not paid by us on the due dates. All of these amounts are payable by us in cash. Of the proceeds, $6,000,000 constituted a specific purpose loan and in the event that we failed to use the proceeds as agreed within 12 months from the closing, then, unless alternative investments were approved by the holders of the Notes, this $6,000,000 was repayable in February 2009.. In such case there will be a partial redemption of 60 of the notes (having an aggregate nominal value of $6 million). Pursuant to the terms of the agreement, a further $1 million of the proceeds has been retained by RBS to secure the performance of certain contractual obligations of the Company. Upon performance of these by us, this will be released. We expect such release to occur no later than February 2009. During the period from February 2008 to December 2008 in which this $1million was retained we earned approximately interest on this restricted cash balance based on RBS’s internal overnight funds rate. During the term, the Notes are convertible into our common stock at the option of the Noteholders at a conversion price of $1.05. We may also force the conversion of these Notes into our common stock after two years in the event that we obtain a listing on a national exchange and our stock price closes on 40 consecutive trading days at or above $2.50 between the second and third anniversaries of this agreement; $2.90 between the third and fourth anniversaries of this agreement; and $3.50 after the fourth anniversary of this agreement or where the daily volume weighted average price of our stock as quoted on OTCBB or any other US National Exchange on which our securities are then listed has, for at least 40 consecutive trading days closed at the agreed price.

In August 2008, we notified the Noteholder that we believed that we would be unable to use the $6,000,000 in the manner agreed to under the terms of the Notes. In response, the Noteholder orally consented to the use of an additional $2 million of the $6,000,000 for general working capital purpose. In January 2009, we notified the Noteholder that the balance of the $6,000,000 had fallen below $4 million. On March 16, 2009, we entered into a Cash Control Framework Agreement with the Noteholder that provides, among other things, for the placement of approximately $2.15 million, into a segregated cash account.

Under the terms of the agreement, we may request the release of funds from the account from time to time for working capital purposes, subject to lender approval. Under the terms of the agreement, we must also adhere to a strict cost cutting program which involves reducing our SG&A, R&D and capital expenditure by an annualized $3.35 million. We believe that the terms of this agreement will provide us with sufficient liquidity to operate for fiscal 2009.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of October 31, 2008.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of October 31, 2008. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During this evaluation, the Company identified a material weakness in its internal control over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The identified material weakness consists of, as of the end of the period covered by this report, limited resources and limited number of employees, namely an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Based on our assessment and the criteria discussed above, the Company has concluded that, as of October 31, 2008, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

Notwithstanding the material weakness in the Company’s internal control over financial reporting and the Company’s consequently ineffective disclosure controls and procedures discussed above, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with the U. S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Plan for Remediation of Material Weaknesses

With oversight from our Audit Committee, we plan to improve our control environment and to remedy the identified material weakness by expanding the resources available to the financial reporting process.  These ongoing efforts are to include: (i) evaluating and improving our existing internal control documentation to develop clear identification of key financial and reporting controls; (ii) a restructuring of our existing personnel in order to achieve a full-time equivalent position in our accounting and analysis processes which occurred in the second quarter 2008; (iii) reviewing our accounting process; and, (iv) and reviewing our control procedures and assist us in developing on-going test plans to assure compliance and enhancement as needed to existing controls.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended October 31, 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following persons are our executive officers and directors as of the date hereof:

Name	Age	Position(s)
Jason Reid	43	President, Chief Executive Officer and Director
Paul Nussbaum	61	Chairman of the Board of Directors
Jody E. Frank	57	Chief Financial Officer
Blair Cunningham	40	Chief Technology Officer
Anthony Davis	43	President US Operations
Frank B. Moore	73	Senior Vice President, Government Relations and Director
Geoff Turner	56	President European Operations
Angus Lugsdin	32	Senior Vice President, Market Development
Richard Lewis	42	Senior Vice President, Corporate Administration and Development
Rodney Peacock	62	Director
Faith Griffin	59	Chairman of the Audit Committee and Director

Jason Reid has served since June, 2004 as a director, President and Chief Executive Officer of Coda Octopus Group, Inc. Mr. Reid has been affiliated with Coda Octopus Products Ltd., the current key operating subsidiary, since 1994, initially as a founder and independent director and, since 2002, as Managing Director. Mr. Reid is a director of the Company’s subsidiaries, Coda Octopus Products Ltd., Coda Octopus Omnitech AS (Norway), Coda Octopus Products, Inc., Coda Octopus Innalogic, Inc., Port Security Group, Inc., Coda Octopus Martech Limited, Coda Octopus Colmek, Inc., and Coda Octopus Tactical Intelligence, Inc. He is also a director of Fairwater Holdings Ltd. and Fairwater Technology Group Ltd, a principal stockholder of the Company. He was a founding partner, in 1984, of Weight Management Group Ltd, a $20m Scottish company which competes directly with Weight Watchers International, Inc., and which is market leader in Scotland. From 1992-2004, he was Managing Director of Weight Management Group Ltd, acquiring, in 2001, Green Meadow Foods Ltd, which distributed controlled dietary foods throughout Scotland to the major retail trade. In 2003, he oversaw the successful national UK launch of a new magazine title, published by Weight Management Group Ltd. He became a non-executive director of both companies when he assumed the role of President and CEO of Coda Octopus Group, Inc. in 2004. Between 1993 and 2004 he was also chairman of a software development company in Scotland, Softworks Business Systems Solutions Ltd., producing commercial software for public companies, including Bulthaup and Manchester Ship Canal, part of Peel Holdings plc. In 1997, he was a Director of William Grant Mining Ltd.

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

Jody E. Frank became the Chief Financial Officer of Coda Octopus Group, Inc. on July 16, 2007. He served as Senior Vice President of Investments for UBS Wealth Management from January 2003 through June 2007 and has 28 years of years of experience in the financial services industry. He began his career at Prescott Ball & Turben in 1979 and thereafter worked as a Financial Advisor at Shearson Lehman Brothers and CIBC Oppenheimer. He has served on the Board of Directors of two public companies and has been instrumental in formulating business plans for several private corporations and numerous business ventures. During 1985-1995 he served on the board of directors of publicly-held Peoples Telephone Inc. He received his BA degree from the University of Rochester, and his MBA in Finance from Rutgers University.

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

Anthony Davis has served, initially as Chief Commercial Officer of Coda Octopus Group, Inc. since July 2005 and, since November 1, 2007, as President US Operations. Previously, he served as Business Development Manager of Coda Octopus Products Ltd from 2002-04, prior to which he was a Sales Manager between 1998 and 2002. Mr. Davis is also a Director of the Company’s subsidiaries, Coda Octopus Products, Inc., Coda Octopus Colmek, Inc., and Coda Octopus Innalogic, Inc. He was a Project Manager from 1996 to 1998 at Cable & Wireless Marine, Chelmsford, England and Survey Manager in Abu Dhabi for NPCC from 1994 to 1996. He served as a Project Geophysicist in Singapore for Ocean Science International from 1992 to 1994, as an Offshore Geophysicist for NESA in Delft from 1990-91 and as a Logging Engineer for Schlumberger in Aberdeen from 1987 to 1990. He earned his BSc Geology & Geophysics at Edinburgh University in 1987.

Frank B. Moore has served as Senior Vice President, Government Relations of Coda Octopus Group, Inc. since May 2006 and as a Director since July 2008.  Mr. Moore is also a Director of our key subsidiary, Coda Octopus Colmek, Inc. Since December, 2001, Mr. Moore has served as Chairman of Ulysses Financial, a company engaged in private equity financing. Between January 1977 and January 1981, Mr. Moore served as Assistant to the President of the United States. His chief responsibility was the Administration’s relations with Congress. Mr. Moore reported directly to the President and also worked on international matters such as the Panama Canal Treaty and the Strategic Arms Limitations Talks (S.A.L.T. II). Prior to his position in the White House, Mr. Moore served as Assistant, and later as Chief of Staff, to the Governor of Georgia, Jimmy Carter. Between July, 1982 and September, 1998, Mr. Moore was Vice President for Government Affairs and Public Policy for Waste Management. Mr. Moore earned his BBA from the University of Georgia and completed the Advanced Management Program at Harvard Business School.

Geoff Turner has served initially as Senior Vice President, Mergers and Acquisitions of Coda Octopus Group, Inc. since May 2006, and, since November 1, 2007, as President European Operations. Previously, he served as a consultant from November 2005 to April 2006 through his consultancy company Taktos Limited. Mr. Turner is also a Director of the Company’s subsidiaries, Coda Octopus Martech Limited and Coda Octopus Products Limited. He has been involved in the IT industry for over 30 years, in both technical and commercial roles. He spent the 13 years up to 1999 with GE Information Services (& International Network Services), the then global market leader in Electronic Commerce, where he was Director of Business Development for Europe, Middle East and Africa. During this time, in addition to his business development roles he held posts as Software Products Director, and in global channel sales management. Since leaving GE in 1999, Mr. Turner has been involved as a shareholder and a consultant through Taktos Limited in a number of businesses ranging from financial services businesses to a provider of supply chain management software.

Angus Lugsdin has been with us since 2002, has recently been appointed as Senior Vice President of Market Development. Prior to this, Mr. Lugsdin was Vice President of Market Development from November 2006. He has held a number of positions with us including Sales Manager of Octopus Marine (which was acquired by us in 2002) from July 1999 to May 2002, Sales Manager of Coda Octopus, Inc from May 2002 to June 2004 and Strategic Development Executive from July to October 2006. He earned his BSC in Marine Geography from University of Wales in 1998.

Richard Lewis has been with us since 2005.  He was appointed as Senior Vice President of Corporate Administration and Development in November 2008.  Prior to this, Mr Lewis was Vice President Corporate Development, having initially joined the Company as Strategic Development Executive. Before joining the Company he had spent ten years in the banking and fund management industries, latterly with JPMorgan Asset Management.  He earned his BA Hons from Liverpool University.

Rodney Peacock has served as an independent director of Coda Octopus Group, Inc. since January 2005. He has been Managing Director of Axiom Marketing & Management Ltd, a consultancy firm, since November 1997. From 1990 to 1997, he served as Joint Managing Director of the Brand Development Company and from 1985-90, Managing Director of NPL, an Addison Group Subsidiary. He was, from 1981-85, head of the Marketing Group of Arthur Young Consultancy and from 1976-81 General Manager, Retail Products Division of Tate & Lyle. From 1970-76, he served as Brand Group Manager of United Biscuits and from 1964 to 1970, Research Chemist of Ilford Films. Mr. Peacock received his BSc (Hons) in Physics and Chemistry from London University.

Faith Griffin was elected to Board as an independent member in July 2008 and, at the same time, was also appointed Chairman of the Audit Committee of the Board of Directors. Until 2002, Ms. Griffin was an institutional research analyst and, subsequently, an investment banker, with a focus on emerging technology companies, including entities involved in the design, manufacturing and marketing of computers, software, communications and semiconductors. Since 2002, she has served as a business consultant to several emerging technology companies. Since 2005, she has served as a member of the Board of Directors of Enherent Corp., a publicly traded company in the information services and solutions field. Ms. Griffin holds a BA in Mathematics from Franklin & Marshall College and an MBA in Finance from New York University.

Election and Removal of Directors

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

Audit Committee

Our Audit Committee was established on May 31, 2006 pursuant to our Audit Committee Charter. The Audit Committee’s purpose is to:

•
be directly responsible for the appointment, compensation and oversight of the independent auditor, which shall report directly to the Audit Committee, including resolution of disagreements between management and auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;

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

The members of the Audit Committee are Faith Griffin, who serves as Chairman, Paul Nussbaum and Rodney Peacock, each of whom is an “independent director” under the standards of Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934, as amended. Ms Griffin is our “audit committee financial expert” as defined by Section 407 of the Sarbanes-Oxley Act of 2002. We believe that the composition of our Audit Committee meets the requirements for independence under the current requirements of the Sarbanes-Oxley Act of 2002 and SEC rules and regulations. We believe that the functioning of the Audit Committee complies with the applicable requirements of the Sarbanes-Oxley Act of 2002, as well as SEC rules and regulations.

Compensation Committee

On October 19, 2004, we established a Compensation Committee. The Compensation Committee, which is made up of Messrs Nussbaum and Peacock, is responsible for, among other things, reviewing and evaluating all compensation arrangements for the executive officers of the Company and administrating the Company’s 2004 Employees, Directors, Officers and Consultants Stock Option and Stock Award Plan (the “2004 Plan”), as well as the Company’s 2006 Employees, Directors, Officers and Consultants Stock Option and Stock Award Plan (the “2006 Plan”), and the Company’s 2008 Employees, Directors, Officers and Consultants Stock Option and Stock Award Plan (the “2008 Plan”). The Compensation Committee approved the restrictions contained in the definitive agreements relating to the issuance of the convertible secured loan note by us on February 21, 2008, which limits the amount of options which may be awarded during the term and the price at which such options may be issued.

ITEM 10. EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered for the fiscal years ended October 31, 2007 and 2008 by our executive officers. The following information includes the dollar value of base salaries, bonus awards, stock options grants and certain other compensation, if any, whether paid or deferred. Conversion rates were used for 2008 and 2007 of $1.94143 and $1.9840 to £1 respectively.

Name and Principal Position	Year	Salary		Bonus	Restricted Stock Awards		Option Awards		All Other Compensation	Total
		($)		($)	($)		($)(2)		($)(3)	($)

Jason Reid	2007	350,000		-0-	100,000	(5)	-0-		50,385	500,385
President & CEO	2008	375,000		-0-	-0-		15,635		10,200	400,835
Blair Cunningham (1)	2007	175,000		-0-	50,000	(6)	-0-		18,866	243,866
Chief Technology Officer	2008	178,815		-0-	-0-		10,423		50,095	239,333
Anthony Davis (1)	2007	175,000		-0-	50,000	(6)	-0-		11,962	236,962
President US Operations	2008	178,815		-0-	-0-		10,423		72,825	262,063
Jody Frank	2007	104,808	(4)	-0-	14,400	(8)	281,243	(9)	1,750	402,201
Chief Financial Officer	2008	350,000		-0-	60,000		10,423		11,000	431,423
Frank Moore	2007	175,000		-0-	50,000	(6)	-0-		-0-	225,000
SVP Governmt Relations	2008	147,500	(7)	-0-	-0-		10,423		-0-	157,923
Geoff Turner (1)	2007	175,000		-0-	50,000	(6)	-0-		15,833	240,833
President European Ops	2008	178,815		-0-	-0-		10,423		15,328	204,566
Angus Lugsdin	2007	151,667	(10)	-0-	50,000	(6)	-0-		3,619	205,286
SVP Market Develpmnt	2008	174,458		-0-	-0-		10,423		14,285	199,708

(1) A portion of these amounts were paid in UK Pounds (the conversion rate used in this table for these amounts is stated above).
(2) Amount represents the aggregate grant date fair value computed in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment ” (“SFAS 123R”). Information regarding the assumptions made in the valuation reported and material terms of each grant are incorporated herein by reference from “Note 4 Capital Stock” to our Consolidated Financial Statements for the Year Ended October 31, 2008.
(3) All other compensation consisted of car allowances, re-location expenses, disability payments, pension benefits and/or pay for vacation not taken. Some of these amounts were paid in UK Pounds at the conversion rates shown above.
(4) Jody Frank is paid at the annual rate of $350,000 – his employment started with the Company in July 2007 so the values shown are pro-rated for this period.
(5) Comprising 80,317 shares valued at $100,000.
(6) Comprising 40,159 shares valued at $50,000.
(7) With effect from July 1, 2008, Mr Moore undertakes his executive employment with the Company on a part-time basis, on a pro-rated annual salary of $92,500.  Therefore, the values shown are pro-rated for the period.
(8) Comprising 12,908 shares valued at $14,400.
(9) Comprising 237,500 options issued at $1.30, and vesting 34% in 2007, 33% in 2008 and 33% in 2009.
(10) Effective July 1, 2007, Mr Lugsdin is paid at the annual rate of $175,000.  Prior to this date, his annual salary was $140,000.  Therefore, the values shown are pro-rated for this period.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2008*
Option Awards

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Jason Reid	400,000		$1.00	May 2010
President and Chief Executive Officer	25,500	49,500	1.30	August 2013
Blair Cunningham	200,000		$1.00	May 2010
Chief Technology Officer	17,000	33,000	1.30	August 2013
Anthony Davis	150,000		$1.00	May 2010
President US Operations	17,000	33,000	1.30	August 2013
Jody Frank	237,500		$1.30	May 2012
Chief Financial Officer	17,000	33,000	1.30	August 2013
Geoff Turner	150,000		$1.00	November 2010
President European Operations	17,000	33,000	1.30	August 2013
Frank Moore	150,000		$1.00	May 2011
Senior VP Government Relations	17,000	33,000	1.30	August 2013
Angus Lugsdin	150,000		$1.00	May 2010
Senior VP Market Development	17,000	33,000	1.30	August 2013

* In accordance with the rules promulgated by the Securities and Exchange Commission, certain columns relating to information that is not applicable have been omitted from this table.

DIRECTOR COMPENSATION*
(During Last Completed Fiscal Year)

Name (a)	Fees Earned or Paid in Cash ($) (b)		Stock Awards ($) (c)	Option Awards ($) (d) (6)		Total ($) (j)
Paul Nussbaum	$30,000	(2)	$-0-	$57,675	(6a)	$87,675
Rodney Peacock	$20,000	(3)	$-0-	$38,450	(6b)	$58,450
Frank Moore	$6,667	(4)	$60,000	$-0-		$66,667
Faith Griffin	$9,333	(5)	$60,000	$52,016	(6c)	$121,349

* In accordance with the rules promulgated by the Securities and Exchange Commission, certain columns relating to information that is not applicable have been omitted from this table.

(2)	Consists of an annual retainer in the amount of $22,500 and $1,875 per board meeting attended.

(3)	Consists of an annual retainer in the amount of $12,500 and $1,875 per board meeting attended.

(4)	Consists of an annual retainer of $12,500 and $1,875 per board meeting attended. Pro-rated in accordance with appointment as a director with effect from July 1, 2008.

(5)
Consists of an annual retainer of $12,500 and $1,875 per board meeting attended, $4,000 per annum as Chair of the Audit Committee, and $4,000 per annum as member of the advisory board.  Pro-rated in accordance with appointment as a director with effect from July 1, 2008.

(6a)	Comprising 75,000 options valued based on date of issue using Black Scholes method and booked into our accounts as an expense.

(6b)	Comprising 50,000 options valued based on date of issue using Black Scholes method and booked into our accounts as an expense.

(6c)	Comprising 250,000 options valued based on date of issue using Black Scholes method and booked into our accounts as an expense.

Compensation of Directors

Pursuant to Agreements dated January 26, 2005 with our non-employee directors at that time, Paul Nussbaum and Rodney Peacock, each received a fee of $2,500 per board and committee meeting attended (which amount was increased to $3,750 per meeting starting November 1, 2006) and they are reimbursed for expenses incurred in connection with attending board and committee meetings. Our board chairman received an annual retainer of $40,000 and Mr. Peacock received an annual retainer of $20,000. Messrs. Nussbaum and Peacock received 100,000 shares and 150,000 shares, respectively, on January 26, 2005. On May 1, 2005, each director also received five-year options to purchase 200,000 shares of our common stock, exercisable at $1.00 per share, and vesting 34% immediately, and 33% on the first and second anniversaries of the award. Messrs. Nussbaum and Peacock also receive options to purchase 75,000 shares and 50,000 shares, respectively, at the first board meeting in each fiscal year, at an exercise price to be established by the Board. Each director is also entitled while serving as a director and for a period of three years thereafter, to participate in directors and officers liability insurance and to indemnification of all costs and expenses, including cost of legal counsel, selected and retained by the director, in connection with any action, suit or proceeding to which the director may be a party by reason of the director acting in such capacity. All options granted but not vested to Messrs. Nussbaum and Peacock, unless exercised, terminate at such time as the individual is no longer serving as a director.

The Compensation Committee awarded the following increases on November 1, 2006 (i) fees for each board and committee meeting to $3,750. Mr. Nussbaum was also awarded an increase on annual retainer of $5,000 making his annual retainer $45,000 and similarly Mr. Peacock was awarded an increase on his annual retainer of $5,000 making his annual retainer $25,000. At this point, both Mr. Nussbaum and Mr. Peacock’s payments made under the retainers were half cash and half common stock.

Commencing November 1, 2007, the Compensation Committee reviewed the fee arrangements for directors. The Board Meeting fees were reduced from $3,750 to $1,875 and the common stock portion of the retainer was no longer applicable. Mr. Nussbaum, therefore, now receives an annual retainer of $22,500 and fees of $1,875 per board meeting, and Mr. Peacock receives an annual retainer of $12,500 and fees of $1,875 per board meeting.

Effective on the date of their election on July 10, 2008, both Ms. Griffin and Mr. Moore (in his capacity as a director) will receive $20,000 per annum (consisting of a $12,500 basic fee plus $1,875 per meeting, for up to four meetings per year with additional meetings to be paid for at a rate of $500 per meeting). Ms. Griffin will also receive $4,000 per year for her membership of the Audit Committee.  Each will also receive a grant of 200,000 shares of common stock, to be issued over a period of 24 months. In addition, Ms. Griffin and Mr. Moore will be granted a five year option to purchase 200,000 shares of common stock and 50,000 shares of common stock at $1.30 per share, respectively.  Further, each will receive an annual grant of 50,000 options (with a strike price to be determined at the time of grant).

Employment Agreements

Jason Reid

On April 1, 2005, the Company entered into an Employment Agreement with Jason Reid. The Agreement has an indefinite term until terminated pursuant to said Agreement. Mr. Reid agreed to serve as President and Chief Executive Officer. Pursuant to said Agreement, Mr. Reid was paid a base annual salary of $250,000 from April 1, 2005 through October 31, 2006. Thereafter, Mr. Reid shall be entitled to receive an annual cash and stock incentive bonus for each fiscal year based upon a level of accomplishment of management and performance objectives as established by the Compensation Committee subject to a minimum bonus of $50,000 for the preceding year on the basis that the Employment Agreement is renewed after each one year term. At its meeting held in October 2006 and in accordance with its remit the Compensation Committee approved an increase in the base annual salary to $350,000 effective November 1, 2006. The bonus stipulated for 2005-06 was waived.

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

For the fiscal year ended October 31, 2008, the Compensation Committee decided that while Mr. Reid’s remuneration package would remain the same, the breakdown would be changed as follows: Basic Pay (cash $375,000 instead of $350,000 and stock $75,000 instead of $100,000).

With effect from November 1, 2007, the annual grant of common stock is replaced by an equivalent amount in number of options in the Company.  For the year ended October 31, 2008, Mr Reid therefore received 75,000 options in the Company. Mr. Reid’s employment contract is deemed amended in these respects.

Anthony Davis

On July 1, 2005, the Company entered into an Employment Agreement with Anthony Davis. The Agreement has an indefinite term until terminated pursuant to said Agreement. Mr. Davis agreed to serve as Senior Vice President, Commercial Division (now President of US Operations). Pursuant to said Agreement, Mr. Davis was paid a base annual salary of approximately $150,000, which is subject to increase at the discretion of the Compensation Committee. In addition, Mr. Davis is entitled to receive an annual cash and stock incentive bonus for each fiscal year based upon a level of accomplishment of management and performance objectives as established by the Compensation Committee. At its meeting held in October 2006 and in accordance with its remit the Compensation Committee approved an increase in the base annual salary to $175,000 effective November 1, 2006.

Mr. Davis is entitled to receive 50,000 shares of the Company’s common stock for services performed through October 31, 2006 and thereafter $50,000 of common stock annually, paid quarterly. Mr. Davis is entitled to 35 business days vacation for each calendar year, reimbursed for business expenses, entitled to directors and officers liability insurance during his employment with the Company and for a period of three years after termination, shall receive a mutually agreed upon amount of relocation expenses to the USA and either provided with a vehicle or up to $5,000 per annum in lieu of specific reimbursement expenses for use of a personal vehicle and indemnification to the maximum extent permitted by law against all costs and expenses incurred by him, including cost of his legal counsel. Mr. Davis is also entitled to participate in all Company life, health and disability insurance, pension, deferred compensation and incentive plans, options and awards, performance bonuses and other benefits extended by the Company as a matter of policy to its executive employees. He shall also be entitled, at the Company’s cost, to the benefit of a disability insurance policy or plan during his employment.

Effective November 1, 2007, the annual grant of common stock is replaced by an equivalent amount in number of options in the Company.  For the year ended October 31, 2008, Mr Davis therefore received 50,000 options in the Company.

Blair Cunningham

On July 1, 2005, the Company entered into an Employment Agreement with Blair Cunningham. The Agreement has an indefinite term until terminated pursuant to said Agreement. Mr. Cunningham agreed to serve as Senior Vice President, Products Division (now Chief Technology Officer). Pursuant to said Agreement, Mr. Cunningham was paid a base annual salary of approximately $150,000, which is subject to increase at the discretion of the Compensation Committee. Mr. Cunningham shall be entitled to receive anannual cash and stock incentive bonus for each fiscal year based upon a level of accomplishment of management and performance objectives as established by the Compensation Committee. At its meeting held in October 2006 and in accordance with its remit the Compensation Committee approved an increase in the base annual salary to $175,000, effective November 1, 2006.

Mr. Cunningham is entitled to receive 50,000 shares of the Company’s common stock for services performed through October 31, 2006 and thereafter $50,000 of common stock annually, paid quarterly. Mr. Cunningham is entitled to 40 business days vacation for each calendar year, reimbursed for business expenses, entitled to directors and officers liability insurance during his employment with the Company and for a period of three years after termination, shall receive a mutually agreed upon amount of relocation expenses to the USA and either provided with a vehicle or up to $5,000 per annum in lieu of specific reimbursement expenses for use of a personal vehicle and indemnification to the maximum extent permitted by law against all costs and expenses incurred by him, including cost of his legal counsel. Mr. Cunningham is also entitled to participate in all Company life, health and disability insurance, pension, deferred compensation and incentive plans, options and awards, performance bonuses and other benefits extended by the Company as a matter of policy to its executive employees. He shall also be entitled, at the Company’s cost, to the benefit of a disability insurance policy or plan during his employment.

With effect from November 1, 2007, the annual grant of common stock is replaced by an equivalent amount in number of options in the Company.  For the year ended October 31, 2008, Mr Cunningham therefore received 50,000 options in the Company.

Frank B. Moore

On May 1, 2006, the Company entered into an Employment Agreement with Frank B. Moore. The Agreement  has an indefinite term until terminated pursuant to said Agreement. Mr. Moore agreed to serve as Senior Vice President, Government Relations. Pursuant to said Agreement, Mr. Moore was paid a base annual salary of approximately $150,000, which is subject to increase at the discretion of the Compensation Committee. Mr. Moore shall be entitled to receive an annual cash and stock incentive bonus for each fiscal year based upon a level of accomplishment of management and performance objectives as established by the Compensation Committee. At its meeting held in October 2006 and in accordance with its remit the Compensation Committee approved an increase in the base annual salary to $175,000, effective November 1, 2006.

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

Effective November 1, 2007, the annual grant of common stock is replaced by an equivalent amount in number of options in the Company.  For the year ended October 31, 2008, Mr Moore therefore received 50,000 options in the Company.

Effective July 1, 2008, Mr Moore undertakes his executive employment with the Company on a part-time basis, on a pro-rated annual salary of $92,500.

Angus Lugsdin

On July 1 2005, the Company entered into an Employment Agreement with Mr. Angus Lugsdin. The Agreement has an indefinite term until terminated pursuant to said Agreement. Mr. Lugsdin, at the date of the employment agreed to serve as Vice President, Strategic Business Development. Since then Mr. Lugsdin has been promoted to Senior Vice President, Market Development and the said employment agreement is deemed amended from November 1, 2007. Pursuant to said Agreement, we are paying Mr. Lugsdin a base annual salary of approximately $175,000, which is subject to increase at the discretion of the Compensation Committee. Other terms relating to his compensation package are: entitlement to (i) receive $50,000 shares of the Company’s common stock issued quarterly following Board approval; (ii) a minimum of 30 business days vacation for each calendar year; (iii) reimbursement against submission of proper receipts for business expenses; (iv) directors and officers liability insurance during his employment with the Company and for a period of three years after termination, and indemnification to the maximum extent permitted by law against all costs and expenses incurred by him, including cost of his legal counsel; (vi) participate in all Company life, health and disability insurance, pension, deferred compensation and incentive plans, options and awards, performance bonuses and other benefits extended by the Company as a matter of policy to its executive employees; (vi) at the Company’s cost, to the benefit of a disability insurance policy or plan during his employment; (vii) to receive an annual cash and stock incentive bonus for each fiscal year based upon a level of accomplishment of management and performance objectives as established by the Compensation Committee.

Effective November 1, 2007, the annual grant of common stock is replaced by an equivalent amount in number of options in the Company.  For the year ended October 31, 2008, Mr Lugsdin therefore received 50,000 options in the Company.

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

The Company is paying approximately $178,000 per annum to the consultant for providing the services of Mr. Turner. Consultant is also entitled to reimbursement of travel and other expenses. Pursuant to a separate option agreement with Mr. Turner who serves as an executive officer, the Company granted him five year options to purchase 150,000 shares of common stock with 34% having vested on November 1, 2005 and with 33% having vested on each of November 1, 2006 and 2007. He is also entitled to directors and officers liability insurance during his tenure as an executive officer with the Company and for a period of three years after termination. The Compensation Committee approved in October 2006 the renewal of this contract and approved an increase in the compensation package paid for the services of Mr. Turner effective November 1, 2006 we are paying Taktos Limited $178,000 for Mr. Turner's services.

Effective November 1, 2007, the annual grant of common stock is replaced by an equivalent amount in number of options in the Company.  For the year ended October 31, 2008, Mr Turner therefore received 50,000 options in the Company.

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

Effective November 1, 2007, the annual grant of common stock is replaced by an equivalent amount in number of options in the Company.  For the year ended October 31, 2008, Mr Frank therefore received 50,000 options in the Company.

Richard Lewis

On July 1 2005, the Company entered into an Employment Agreement with Richard Lewis. The Agreement has an indefinite term until terminated pursuant to said Agreement. Mr. Lewis, at the date of the employment agreed to serve as Vice President, Strategic Business Development. Since then Mr. Lewis has been promoted to Senior Vice President, Corporate Administration and Development and the said employment agreement is deemed amended from July 7, 2008. Pursuant to said Agreement, we are paying Mr. Lewis a base annual salary of approximately $175,000, which is subject to increase at the discretion of the Compensation Committee. Other terms relating to his compensation package are: entitlement to (i) receive $50,000 shares of the Company’s common stock issued quarterly following Board approval; (ii) a minimum of 30 business days vacation for each calendar year; (iii) reimbursement against submission of proper receipts for business expenses; (iv) directors and officers liability insurance during his employment with the Company and for a period of three years after termination, and indemnification to the maximum extent permitted by law against all costs and expenses incurred by him, including cost of his legal counsel; (vi) participate in all Company life, health and disability insurance, pension, deferred compensation and incentive plans, options and awards, performance bonuses and other benefits extended by the Company as a matter of policy to its executive employees; (vi) at the Company’s cost, to the benefit of a disability insurance policy or plan during his employment; (vii) to receive an annual cash and stock incentive bonus for each fiscal year based upon a level of accomplishment of management and performance objectives as established by the Compensation Committee.

Effective November 1, 2007, the annual grant of common stock is replaced by an equivalent amount in number of options in the Company.  For the year ended October 31, 2008, Mr Lewis therefore received 50,000 options in the Company.

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

Termination provisions in Employment Agreements

With the exception of the employment agreement between the Company and Mr. Jody Frank, under which neither party may terminate the agreement without cause for the first two years, the Company may terminate Executive’s employment at any time upon 90 days prior written notice, if such termination is for cause as defined in the Agreement. Executive may terminate his or her Employment Agreement without good reason upon giving the Company 90 days’ written notice or at the Company’s sole discretion, it may substitute 90 days salary in lieu of notice. Executive may also terminate his or her Employment Agreement upon written notice to the Company for good reason as defined in the Agreement. His or her Employment Agreement shall also terminate upon his or her death or upon 30 days’ prior written notice of his or her disability, which lasts for a period of at least 90 days. In the event Executive’s employment is terminated for cause or without good reason, Executive shall be entitled to the following (“Minimum Termination Pay and Benefits”):

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

Termination Following Change in Control

If during the employment period and within 12 months following a change in control as defined in the Employment Agreement, Coda Octopus (or its successor) terminates the Executive’s employment without cause or the Executive terminates his or her employment for Good Reason, or the Executive, by notice given during the 90 day period commencing on the three-month anniversary of the date of the Change in Control (the “Notice Period”), terminates his or her employment for any reason, which termination shall be effective on the last day of the Notice Period, the Executive shall be entitled to receive the same termination pay and benefits as if he or she were terminated by the Company without cause or by the Executive for good reason, plus a Tax Gross-up Payment. In the event that any termination payment or any insurance benefits, accelerated vesting, pro-rated bonus or other benefit payable to the Executive (under the Employment Agreement or otherwise), constitute “parachute payments” within the meaning of Section 280G (as it may be amended or replaced) of the Internal Revenue Code of 1986, as amended (the “Code”) and are subject to the excise tax imposed by Section 4999 (as it may be amended or replaced) of the Code (“the Excise Tax”), then Coda Octopus shall pay to the Executive an additional amount (the “Gross-Up Amount”) such that the net benefits retained by the Executive after the deduction of the Excise Tax (including interest and penalties) and any federal or local income and employment taxes (including interest and penalties) upon the Gross-Up Amount shall be equal to the benefits that would have been delivered hereunder had the Excise Tax not been applicable and the Gross-Up Amount not been paid.

Termination Provisions of Consulting Agreement Geoff Turner

Consulting Agreement with Taktos Limited under which the services of Mr. Turner are provided stipulates that the agreement continues unless terminated by either party giving 3 months’ notice in writing.

Stock Option Plans

2004 Plan

In October 2004, the Board approved and on June 27, 2006, the stockholders ratified the Company’s 2004 Employees, Directors, Officers and Consultants Stock Option and Stock Award Plan (the “2004 Plan”), which provides for, among other things, the award of up to 2,500,000 shares of Common Stock.

Pursuant to the 2004 Plan, officers, employees, directors and consultants of the Company and certain of its subsidiaries are eligible to receive awards of stock options and restricted stock. Options granted under the 2004 Plan may be ISOs or non-qualified stock options (“NQSOs”). Restricted stock may be granted in addition to or in lieu of any other award made under the 2004 Plan.

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

An option may be granted on such terms and conditions as the Compensation Committee may approve, and generally may be exercised for a period of up to five years from the date of grant. Generally, ISOs will be granted with an exercise price at the minimum equal to the “Fair Market Value” on the date of grant. In the case of ISOs, certain limitations will apply with respect to the aggregate value of option shares which can become exercisable for the first time during any one calendar year, and certain additional limitations will apply to ISOs granted to “Ten Percent Stockholders” of the Company (as defined in the 2006 Plan). The Compensation Committee may provide for the payment of the option price in cash, by delivery of common stock having a fair market value equal to such option price, by delivery of options or warrants having an intrinsic value equal to such option price or by a combination thereof or by any other method. Options granted under the 2006 Plan will become exercisable at such times and under such conditions as the Compensation Committee shall determine.

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

2008 Plan

On March 26, 2008, our Board of Directors adopted and on July 1, 2008, our stockholders ratified the 2008 Employees, Directors, Officers and Consultants Stock Option and Stock Award Plan (the “2008 Plan”).  The plan provides for the issuance of up to 2,500,000 shares of common stock.  The main features of the 2008 Plan are similar to those of the 2006 Plan.

To date, 1,025,000 options have been issued under the 2008 Plan.

As of October 31, 2008, we had granted non-qualified options to purchase an aggregate of 5,755,900 shares of the Company’s common stock at exercise prices ranging from $1.00 per share to $1.80 per share, of which 4,578,000 have vested.

2008 Stock Purchase Plan

On March 26, 2008 our Board of Directors adopted the 2008 Stock Purchase Plan (the “Purchase Plan“).  The Purchase Plan has not been ratified by our stockholders.

The Purchase Plan provides that, at the discretion of the Board, the Company will make “Offerings” to employees and participating consultants to purchase stock under the Purchase Plan.  Offerings will begin each June 1, September 1, December 1, and March 1, or the first business day thereafter (the “Offering Commencement Date”). Each Offering Commencement Date will begin a three-month period (the “Offering Period”) during which payroll deductions will be made and held for the purchase, in the open market, of Common Stock at the end of the Offering Period. The Board or a Committee may, at its discretion, choose a different Offering Period of twelve (12) months or less for Offerings.

For Offering Periods ending after November 30, 2008, the Company will grant to the employee an option to purchase one share of common stock for each share acquired by the employee or participating consultant for the applicable Offering Period.

To date, no shares have been purchased under the Purchase Plan.  In addition, no options have been granted under the Purchase Plan.

Limitation on Stock Option Plans

Under the Subscription Agreement entered into between the Company and The Royal Bank of Scotland, plc on February 21, 2008, there are certain restrictions on the adoption of new stock option plans by the Company. In particular, until the redemption of the notes, the Company may only adopt new stock option plans on substantially similar terms to its existing stock option plan 2006 and it may not issue stock options under any plan (or outside any such plan) at a price which is less than $1.05.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our common stock are required to report their ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain reporting persons that no other reports were required, we believe that during our fiscal year ended October 31, 2008, a number of reports were filed late.

The table below sets forth for each person required to file and who was delinquent in such obligation, the type of form, the date it was filed and the date of the earliest transactions required to be disclosed in such form. We are in the process of designing a compliance program to assist each of our officers and directors in making the requisite filings on a timely basis.

Name of Reporting Person	Form	Date Filed	Earliest Transaction Reported

Jason Reid	4	July 3, 2008	June 21, 2008
	4	August 21, 2008	August 16, 2008

Paul Nussbaum	4	August 21, 2008	August 16, 2008
	4	October 16, 2008	October 11, 2008

Rodney Peacock	4	August 21, 2008	August 16, 2008

Blair Cunningham	4	August 21, 2008	August 16, 2008

Anthony Davis	4	August 21, 2008	August 16, 2008
	4	August 21, 2008	August 14, 2008

Frank Moore	4	August 21, 2008	August 16, 2008
	4	August 13, 2008	July 13, 2008

Geoff Turner	4	July 3, 2008	June 21, 2008

Jody Frank	4	March 25, 2008	March 13, 2008
	4	August 21, 2008	August 16, 2008

Angus Lugsdin	3	August 15, 2008	June 13, 2008
	4	October 8, 2008	October 5, 2008

Faith Griffin	3	August 21, 2008	July 13, 2008

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 27, 2009 regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock. The percentage ownership in this table is based on 48,897,358 shares issued and outstanding as of March 13, 2009.

Unless otherwise indicated, the address of each beneficial owner is in care of the Company, 164 West 25th Street, 6th Floor, New York, NY 10001. Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock (2)	Percent of Common Stock
Jason Reid (3)	23,750,089	45.5%
Paul Nussbaum (4)	863,295	1.8%
Rodney Peacock (5)	617,064	1.3%
Blair Cunningham (6)	806,446	1.6%
Anthony Davis (7)	423,659	*
Frank B. Moore (8)	298,659	*
Geoff Turner (9)	223,659	*
Jody Frank (10)	335,033	*
Angus Lugsdin (11)	543,087	1.1%
Faith Griffin (12)	336,500	*
Richard Lewis (13)	332,428	*
The Royal Bank of Scotland plc (14) 135 Bishopsgate, London EC2M 3UR, England	11,428,571	18.9%
Vision Opportunity Master Fund Limited (15) 317 Madison Avenue, Suite 1220.New York, NY 10017	4,943,276	9.9%
All Directors and Executive Officers as a Group (eleven persons):	28,529,919	52.2%
_____________________________________
 *   Less than 1%.
(1) Unless otherwise indicated, the address of all individual and entities listed below is c/o Coda Octopus Group, Inc. 164 West 25th Street, 6th Floor, New York NY10001.
(2) The number of shares indicated includes (i) shares issuable upon the exercise of outstanding stock options or warrants held by each individual or group to the extent such options and warrants are exercisable within sixty days of February 27, 2009.
(3) Includes the following: (i) 450,250 shares issuable upon exercise of options, (ii) 19,523,251 shares of common stock and a further 2,746,418 shares issuable upon exercise of warrants held by Fairwater Technology Group Ltd, of which Mr. Reid may be deemed to be a control person, (iii) 282,787 shares of common stock and a further 50,000 shares issuable upon exercise of warrants held by Softworks Business Systems Solutions Limited, of which Mr. Reid may be deemed to be a control person, (iv) 172,540 held by Mr. Reid’s wife, and (v) 524,843 that are owned by Mr. Reid directly.
(4) Includes 425,000 shares issuable upon exercise of options and 60,000 shares issuable upon the exercise of warrants.
(5) Includes 350,000 shares issuable upon exercise of options.
(6) Includes 283,500 shares issuable upon exercise of options and 282,787 shares held by Softworks Business Systems Solutions Limited of which Mr. Cunningham was a director until October 31, 2008.
(7) Includes 183,500 shares issuable upon exercise of options.
(8) Includes 233,500 shares issuable upon exercise of options.
(9) Includes 183,500 shares issuable upon exercise of currently exercisable options.
(10) Includes 159,125 shares issuable upon exercise of options. Also includes 13,000 shares held by Drummer Capital Management of which Mr. Frank is a general partner.
(11) Includes 183,500 shares issuable upon exercise of options and 57,000 issuable upon exercise of warrants.
(12) Includes 233,500 shares issuable upon exercise of currently exercisable options.
(13) Includes 158,500 shares issuable upon exercise of currently exercisable options.
(14) Consists of shares issuable upon conversion of convertible notes.
(15) Consist of 4,314,700 shares of Common Stock and 628,576 shares of Common Stock issuable upon currently exercisable warrants. The warrants contain a provision that limits their exercise to the extent that the Company’s ownership percentage would exceed 9.9% of our issued and outstanding common stock of the Company. Adam Benowitz, portfolio manager, has investment and dispositive power of the shares held by this entity.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since August 2004, our largest stockholder is Fairwater Technology Group Ltd. The voting shares of Fairwater Technology are controlled 54.8% by Jason Reid, who also beneficially owns 57.9% of the non-voting preferred shares of Fairwater Technology Group Limited. The balance of the voting and non-voting shares of Fairwater is principally owned by members of Mr. Reid’s family.

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

Our wholly owned subsidiary Coda Octopus (UK) Holdings Limited (guaranteed by the Company) entered into an acquisition agreement on June 26, 2006 for the sale and purchase of the entire issued outstanding share capital of Martech Systems (Weymouth) Limited. Pursuant to this agreement certain parts of the purchase price were outstanding and in this regard we were indebted to the sellers of Martech Systems (Weymouth) Limited: Mr. Colin Richard Pegrum, Mr. Barry Granville Brookes, Mr. Lawrence Lucian Short, Mrs. Elizabeth Short, Mrs. Janice Brookes and Mrs. Jennifer Pegrum for an amount of £200,000 or $392,000 (using an exchange rate of $1.96) which, under the terms of the acquisition agreement was paid on June 26, 2007 (first anniversary of closing). This amount was guaranteed by Coda Octopus Group, Inc. Mr. Colin Richard Pegrum, Mr. Barry Granville Brookes and Mr. Lawrence Lucian Short each serve as Directors on the Board of Directors of Martech and are considered key employees of Martech. These outstanding amounts were paid by us on June 26, 2007 and as such the Company is released from the guarantee for these amounts.

Our wholly owned subsidiary Coda Octopus (US) Holdings, Inc entered into an acquisition agreement on April 6, 2007 for the sale and purchase of the entire issued and outstanding share capital of Colmek Systems Engineering. Pursuant to this agreement certain parts of the purchase price remain outstanding and in this regard our wholly owned subsidiary is indebted to the sellers of Colmek Systems Engineering (now a wholly owned subsidiary of the Company) an amount of $700,000 which, under the terms of the acquisition agreement was due to be paid on April 6, 2008 (first anniversary of closing). We were also under an obligation to issue up to another 42,910 shares as part of the purchase price. This was also subject to the pledge. This amount was guaranteed by the Company and was secured by a pledge in favor of the Colmek sellers, and was also guaranteed by Coda Octopus Group, Inc. Certain of the sellers to whom this amount is owed are key employees within Colmek.

We and our affiliates have entered into a Security Agreement with the US Department of Defense, under which we agree to exercise limited control over our wholly owned subsidiary Colmek, in respect of US government classified or restricted information, materials or property. Under this Agreement, all members of the Colmek Board must be US Citizen and comply with certain conditions under the National Industrial Security Program.

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

Other Transactions with our President and Chief Executive Officer and his Affiliates

Since the beginning of the last fiscal year we have been party to the following additional transactions involving Jason Reid, our President and Chief Executive Officer, and his affiliates:

•
As a result of a series of loan transactions, at October 31, 2005 we owed an amount of $81,107 to Fairwater Technology Group Limited, a UK company, of which Mr. Reid is a Director and Principal Stockholder. A summary of material charges and payments between the two entities follows – note that none of these transactions was interest bearing:

•	An additional $10,491 in cash was loaned to us by Fairwater Technology Group in April 2006.

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

•	This amount was repaid to Fairwater over the year, leaving no balance outstanding at October 31, 2008.

•
At October 31, 2005 we owed an amount of $67,435 to Weight Management (UK) Limited, a UK company of which Mr. Reid is a Director and Principal Stockholder, for services rendered, including administration, internet hosting, office facilities and health insurance. This amount was reduced as follows – note that none of these transactions was interest bearing:

•
From November 2005 to June 2006, a variety of services were provided by Weight Management (UK) Limited, including health insurance, vehicles, internet hosting, administrative services, insurance, plus the recharge of telephone and travel costs incurred and paid for by Weight Management. These services and recharges totaled $128,159. From July 2006 to October 2006, the Company supplied to Weight Management software development and support services totaling $42,418. The Company made some repayments, both in cash and through the provision of services, to leave a balance of $78,740 owing to Weight Management at October 31, 2007.

•
Since that point, cash payments of $37,219 have been made to Weight Management, taking the balance owed by the Company to $41,521 as at October 31, 2008. In addition, software development and support services totaling $244,604 have been provided to Weight Management by our subsidiary company, Coda Octopus R&D Ltd, leaving a net amount outstanding of $203,083, which has, subsequent to the year end, become subject of a lease/license agreement through which this amount is repaid over the coming 3 years.

•
At October 31, 2006, Mr. Reid owed a balance of $104,720 to the Company, which was expense incurred by Mr. Reid in moving both himself and the Company’s headquarters to New York in 2004 and 2005. This amount increased by $965 in the twelve months to October 31, 2007 as a result of a payment made on Mr. Reid’s behalf. This left a balance outstanding of $105,685 at October 31, 2007. This amount was expensed in the past year, a non-cash cost hitting the Company’s Statement of Operations in 2008.

All of the foregoing transactions were approved by our Board of Directors. Mr. Reid abstained from deliberations and voting on these transactions.

ITEM 13. EXHIBITS

Exhibit Number	Description

2.1	Plan and Agreement of Merger dated July 12, 2004 by and between Panda and Coda Octopus *

2.2	Share Purchase Agreement dated June 26, 2006 between Colin Richard, Coda Octopus (UK) Holdings Limited and Coda Octopus, Inc. *

2. 3	Stock Purchase Agreement dated April 6, 2007, between Miller & Hilton d/b/a Colmek Systems Engineering, its shareholders and Coda Octopus (US) Holdings Inc. *

3.1	Certificate of Incorporation *

3.1( a )	Certificate of Designation Series A Preferred Stock *

3.1( b )	Certificate of Amendment to Certificate of Designation Series A Preferred Stock *

3.1( c )	Certificate of Designation Series B Preferred Stock*

3.1( d )	Certificate of Amendment to Certificate of Incorporation

3.2	By-Laws *

4.1	Form of Warrant *

10.1	Employment Agreement dated April 1, 2005 between the Company and Jason Reid *

10.2	Employment Agreement dated July 1, 2005 between the Company and Anthony Davis *

10.3	Employment Agreement dated July 1, 2005 between the Company and Blair Cunningham *

10.4	Employment Agreement dated May 1, 2006, between the Company and Frank Moore *

10.5	Employment Agreement dated April 6, 2007, between Miller and Hilton d/b/a Colmek Systems Engineering and Scott Debo *

10.6	Director’s Agreement dated January 26, 2005 between the Company and Paul Nussbaum *

10.7	Director’s Agreement dated January 26, 2005 between the Company and Rodney Peacock *

10.8	Form of Securities Purchase Agreement dated April 4, 2007 *

10.9	Sale of Accounts and Security Agreement dated August 17, 2005 between the Company and Faunus Group International, Inc. *

10.10	Standard Form of Office Lease dated June 1, 2007 between the Company and Nelco Inc. *

10.11	Collaboration Agreement dated July 1, 2006 between Oxford Technical Solutions Ltd. and Coda Octopus

10.12	Amendment to Securities Purchase Agreements dated March 21, 2007 between Vision Opportunity Master Fund Ltd. and Coda Octopus*

10.13	Securities Repurchase Agreement dated April 10, 2007 between Coda Octopus and Vision Opportunity Master Fund*

10.14	Employment Agreement dated as of July 16, 2007 between the Company and Jody Frank*

10.15	Award/Contract dated July 2, 2007 issued by U.S. Army*

10.16	Subscription Agreement dated February 21, 2008, between the Company and The Royal Bank of Scotland**

10.17	Form of Loan Note Instrument dated February 21, 2008**

10.18	Form of Loan Note Certificate**

10.19	Security Agreement dated February 21, 2008**

10.20	Floating Charge executed by Coda Octopus R&D Limited dated February 21, 2008**

10.21	Floating Charge executed by Coda Octopus Products Limited dated February 21, 2008**

10.22	Form of Guarantee**

10.23	Intercreditor Deed dated February 20, 2008 between the Company, The Royal Bank of Scotland and Faunus Group International**

10.24	Debenture issued by Martech Systems (Weymouth) Limited**

10.25	2008 Incentive Stock Option Plan***

10.26	2008 Stock Purchase Plan****

10.27	Cash Control Framework Agreement dated March 16, 2009 by and between the Company, The Royal Bank of Scotland and Greenhouse Investment Limited

23.1	Consent by RBSM LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32	Certification Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC File No.143144)
**	Incorporated by reference to the Company’s Anuual Report on Form 10-KSB for the year ended October 31, 2007
***	Incorporated by reference to the Company’s Proxy Statement filed with the Securities and Exchange Commission June 13, 2008
****	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC File No. 153254)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by RBSM LLP (formerly Russell Bedford Stefanou Mirchandani LLP), our principal accountants, for professional services rendered for the audit of the Company's annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company's Quarterly reports on Form 10-QSB during the last two fiscal years 2008 and 2007 were $261,114 and $268,992, respectively.

Audit-Related Fees. The aggregate fees billed by RBSM LLP (formerly Russell Bedford Stefanou Mirchandani LLP), our principal accountants, for professional services rendered in connection with the audits of acquired businesses, the review of and consent to the filing of registration statements, and assistance in responding to comment letters issued by the Securities & Exchange Commission during the last two fiscal years 2008 and 2007 were nil and $134,562, respectively.

Tax Fees. The aggregate fees billed by the Company's principal accountants for tax compliance, tax advice and tax planning services rendered to the Company during the last two fiscal years 2008 and 2007 were nil and nil, respectively.

All Other Fees. The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than as reported above.

Prior to the Company's engagement of its independent auditor, such engagement is approved by the Company's audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company's Audit Committee Charter, the independent auditors and management are required to report to the Company's audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by the Company for the year ended October 31, 2008, were approved by the Company's audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 18, 2009	CODA OCTOPUS GROUP, INC.
/s/ Jason Reid
Jason Reid
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason Reid, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments in this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue of hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	Jason Lee Reid	Director and Chief Executive Officer	March 18, 2009
(Principal Executive Officer)

/s/	Jody Frank	Chief Financial Officer	March 18, 2009
(Principal Financial and Accounting Officer)

/s/	Paul Nussbaum	Chairman	March 18, 2009

/s/	Rodney Peacock	Director	March 18, 2009

/s/	Frank Moore	Director	March 18, 2009

/s/	Faith Griffin	Director	March 18, 2009

CODA OCTOPUS GROUP, INC.

INDEX TO FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED CERTIFIED	F-1
PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2008 and 2007	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED OCTOBER 31, 2008 and 2007	F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED OCTOBER 31, 2008	F-4

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR YEARS ENDED OCTOBER 31, 2008 and 2007	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 - F-26

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Coda Octopus Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Coda Octopus Group, Inc. and its wholly owned subsidiaries (the “Company”), as of October 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 16 to the financial statements, the Company has failed to comply with certain covenants in connection with the secured convertible debt. Subsequent to the date of the financial statements, the Company and the noteholders entered into an agreement, whereby the noteholders agreed to forbear demanding payment of unpaid principal and accrued interest.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coda Octopus Group, Inc. and its wholly owned subsidiaries as of October 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/S/RBSM LLP
New York, New York	RBSM LLP
March 17, 2009

CODA OCTOPUS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2008 and 2007

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$3,896,149	$916,257
Restricted cash, Note 2	1,017,007	-
Short term investments, Note 4	153,000	935,000
Accounts receivable, net of allowance for doubtful accounts	2,589,174	2,720,151
Inventory	2,317,322	2,926,517
Due from related parties, Note 13	54,166	105,685
Unbilled receivables, Note 3	518,326	380,017
Other current assets, Note 5	407,080	691,560
Prepaid expenses	385,831	476,283

Total current assets	11,338,055	9,151,470

Property and equipment, net, Note 6	355,909	422,738
Deferred financing costs, net of accumulated amortization of $181,596 in 2008 and $0 in 2007, Note 12	1,513,297	-
Goodwill and other intangible assets, net, Note 7	3,832,023	4,007,253

Total assets	$17,039,284	$13,581,461

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade	$1,159,849	$1,618,250
Accrued expenses and other current liabilities	2,347,522	1,937,569
Deferred revenues, Note 3	268,650	593,325
Deferred payment related to acquisitions, Note 14	-	763,936
Accrued preferred stock dividends	53,874	86,766
Due to related parties, Note 13	41,904	184,425
Loans and notes payable, short term, Notes 12 and 16	12,358,597	56,382

Total current liabilities	16,230,396	5,240,653

Loans and notes payable, long term, Notes 12 and 16	162,700	265,139

Total liabilities	16,393,096	5,505,792

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 6,287 and 6,407 shares Series A issued and outstanding, as of October 31, 2008 and 2007, respectively, Note 8	6	6
Common stock, $.001 par value; 150,000,000 shares authorized, 48,853,664 and 48,245,768 shares issued and outstanding as of October 31, 2008 and 2007, respectively, Note 8	48,854	48,246
Common stock subscribed	131,790	80,000
Additional paid-in capital	51,433,049	49,785,244
Accumulated other comprehensive loss	(1,317,696)	(238,097)
Accumulated deficit	(49,649,815)	(41,599,730)

Total stockholders' equity	646,188	8,075,669

Total liabilities and stockholders' equity	$17,039,284	$13,581,461

The accompanying notes are an integral part of these consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED OCTOBER 31, 2008 and 2007

	2008	2007

Net revenue	$16,968,922	$13,853,313

Cost of revenue	6,941,287	6,398,042

Gross profit	10,027,635	7,455,271

Research and development	3,525,023	3,019,090
Selling, general and administrative expenses	13,204,254	12,385,250
Other operating expenses	-	435,000

Total operating expenses	16,729,278	15,839,340

Operating loss	(6,701,642)	(8,384,069)

Other (income) expense

Other income	323,866	87,143
Interest expense	(1,538,724)	(6,655,283)

Total other expense, net	(1,214,858)	(6,568,140)

Loss before income taxes	(7,916,500)	(14,952,209)

Provision for income taxes	4,017	106

Net loss	(7,920,517)	(14,952,315)

Preferred stock dividends:
Series A	(129,568)	(281,289)
Series B	-	(107,680)
Beneficial conversion feature	-	(800,000)

Net loss applicable to common shares	$(8,050,085)	$(16,141,284)

Loss per share, basic and diluted	$(0.17)	$(0.42)

Weighted average shares outstanding	48,486,291	38,476,352

Comprehensive loss:

Net loss	$(7,920,517)	$(14,952,315)

Foreign currency translation adjustment	(297,599)	(30,276)
Unrealized (loss) gain on investment	(782,000)	85,000

Comprehensive loss	$(9,000,116)	$(14,897,591)

The accompanying footnotes are an integral part of these consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED OCTOBER 31, 2008 and 2007

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Stock	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Loss	Deficit	Total

Balance, October 31, 2006	23,641	$24	41,000	$41	24,301,980	$24,302	$153,750	$25,858,307	$(292,821)	$(25,458,447)	$285,156

Sale of preferred stock			8,000	8				799,342			799,350

Conversion of preferred stock
Series A	(17,234)	(18)			2,878,418	2,879		(2,861)			-
Series B			(30,819)	(31)	3,081,900	3,082		(3,051)			-

Redemption of preferred stock			(18,181)	(18)				(1,818,082)			(1,818,100)

Sale of common stock for cash					15,709,100	15,709		13,782,921			13,798,630

Shares issued for compensation					1,619,280	1,619		1,888,244			1,889,863

Stock issued for acquisition					532,090	532		792,282			792,814

Stock subscribed
Preferred stock							20,000				20,000
Common stock					123,000	123	(93,750)	153,627			60,000

Fair value of options and warrants issued for
compensation								1,428,597			1,428,597
financing								6,105,918			6,105,918

Preferred dividend, beneficial conversion feature
Series B								800,000		(800,000)	-

Preferred dividend
Series A										(281,288)	(281,288)
Series B										(107,680)	(107,680)

Foreign currency translation adjustment									(30,276)		(30,276)

Unrealized gain from marketable securities									85,000		85,000

Net loss										(14,952,315)	(14,952,315)

Balance, October 31, 2007	6,407	$6	-	$-	48,245,768	$48,246	$80,000	$49,785,244	$(238,097)	$(41,599,730)	$8,075,669

Shares issued for compensation					448,737	449		258,827			259,276

Shares issued for financing					4,200	4		4,196			4,200

Stock subscribed
Preferred stock	(120)	(0)			116,640	117	(80,000)	79,883			-
Common stock							131,790				131,790

Fair value of options and warrants issued as
compensation								872,170			872,170
financing								391,230			391,230

Preferred stock dividends
Series A					38,319	38		41,498		(129,568)	(88,032)

Foreign currency translation adjustment									(297,599)		(297,599)

Unrealized loss from marketable securities									(782,000)		(782,000)

Net loss										(7,920,517)	(7,920,517)

Balance, October 31, 2008	6,287	$6	-	$-	48,853,664	$48,854	$131,790	$51,433,049	$(1,317,696)	$(49,649,815)	$646,188

The accompanying notes are an integral part of these consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,920,517)	$(14,952,315)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	547,369	337,658
Stock based compensation	1,067,221	3,318,460
Financing costs	1,057,843	6,105,918
Bad debt expense	74,897	17,910
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash	(1,017,017)	-
Accounts receivable	56,080	(1,800,802)
Inventory	609,195	(975,125)
Prepaid expenses	90,452	(316,367)
Other receivables	37,581	(672,216)
Increase (decrease) in:
Accounts payable and accrued expenses	(800,885)	(1,033,074)
Due to related parties	(63,781)	(118,452)

Net cash used by operating activities	(6,261,562)	(10,088,405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(131,502)	(288,803)
Purchases of intangible assets	(11,466)	(118,475)
Acquisitions	(763,936)	(1,358,470)
Cash acquired in acquisitions	-	35,515

Net cash used by investing activities	(906,904)	(1,730,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of) loans, net of repayments	11,909,040	(884,405)
Proceeds from sale of stock	-	14,677,980
Redemption of preferred stock	-	(1,818,100)
Payment of deferred financing cost	(1,303,663)	-
Preferred stock dividend	(127,541)	(637,476)

Net cash provided by financing activities	10,477,836	11,337,999

Effect of exchange rate changes on cash	(329,477)	18,924

Net increase (decrease) in cash	2,979,892	(461,715)

Cash and cash equivalents, beginning of year	916,257	1,377,972

Cash and cash equivalents, end of year	$3,896,149	$916,257

Cash paid for:
Interest	$480,881	$549,365
Income taxes	-	-

Supplemental Disclosures:

During the twelve months ended October 31, 2008, 452,937 shares of common stock were issued as payment of $263,476 of compensation that was earned.

During the twelve months ended October 31, 2007, 1,742,280 shares of common stock were issued as payment of $1,926,268 of compensation that was earned.

The acquisitions figure consists of the acquisitions of Colmek and Martech in 2007 and Colmek in 2008:

Deferred note payable	$763,936	$(763,936)
Cash acquired	-	35,515
Equipment acquired	-	80,007
Goodwill and intangible assets	-	2,773,613
Liabilities assumed	-	(727,913)
Current assets acquired	-	195,528
Amount paid in common stock	-	(792,814)
Associated costs of acquisition	-	158,470

Cash paid for acquisition	$763,936	$958,470

The accompanying notes are an integral part of these consolidated financial statements.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008 and 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Coda Octopus Group, Inc. (”we”, “us”, “our company” or “Coda”) was formed under the laws of the State of Florida in 1992. We are a developer of underwater technologies and equipment for imaging, mapping, defense and survey applications. We are based in New York, with research and development, sales and manufacturing facilities located in the United Kingdom and Norway, and additional sales locations in Florida, Utah and Washington, D.C.

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

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008 and 2007

Foreign Currency Translation

The Company translates the foreign currency financial statements of its foreign subsidiaries in accordance with the requirements of SFAS No. 52, Foreign Currency Translation. Assets and liabilities are translated at exchange rates existing at the balance sheet dates, related revenue and expenses are translated at average exchange rates in effect during the period and stockholders’ equity, fixed assets and long-term investments are recorded at historical exchange rates. Resulting translation adjustments are recorded as a separate component in stockholders' equity as part of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the statement of income.

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

Accounts Receivable

We periodically review our trade receivables in determining our allowance for doubtful accounts.   Allowance for doubtful accounts was $74,897 and $17,910 for the years ended October 31, 2008 and 2007 respectively.

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

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delays, until the first quarter of fiscal year 2009, the effective date for SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or operations. Refer to Note 11 for further discussion regarding fair value.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008 and 2007

Debt and Equity Securities

The Company follows the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. These security classifications may be modified after acquisition only under certain specified conditions. Securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings but are reported as a net amount (less expected tax) in a separate component of capital until realized.

Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method. Inventory is comprised of the following components at October 31, 2008 and 2007:

	2008	2007
Raw materials	$1,917,566	$1,789,051
Work in process	113,942	334,813
Finished goods	285,814	802,653

Total inventory	$2,317,322	$2,926,517

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008 and 2007

Property and Equipment

We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to four years, the estimated useful lives of the property and equipment.

Long-Lived Assets

We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment loss was recognized during the years ended October 31, 2008 and 2007.

Research and Development

Research and development costs consist of expenditures for the present and future patents and technology, which are not capitalizable. We are eligible for United Kingdom tax credits related to our qualified research and development expenditures. Tax credits are classified as a reduction of research and development expense. We recorded no tax credits during the years ended October 31, 2008 and 2007.

Advertising

We charge the costs of advertising to expense as incurred. For the years ended October 31, 2008 and 2007, advertising costs were $1,237,175 and $471,049, respectively.

Other Operating Expenses

We incurred costs of nil and $435,000 as non-recurring fees and expenses in connection with our financings and acquisitions for October 31, 2008 and 2007, respectively, which are also included in our loss from operations, and shown separately under Other Operating Expenses.

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

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008 and 2007

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

Statement 123R supersedes APB opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in SFAS No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. We implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The fair value of each option grant issued after January 1, 2006 is determined as of grant date, utilizing the Black-Scholes option pricing model, and amortized over each vesting period.

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

Deferred Financing Costs

Deferred financing costs primarily include debt issuance costs incurred by the Company in connection with the issuance of convertible debt in February 2008 (see Note 12). Amortization is provided on a straight-line basis over the terms of the respective debt instruments to which the costs relate and is included in interest expense. Deferred financing cost expense was $181,596 and $0 in 2008 and 2007, respectively.

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

Per share basic and diluted net loss amounted to $0.17 and $0.42 for the years ended October 31, 2008 and 2007, respectively. For the years ended October 31, 2008 and 2007, 50,583,299 and 36,508,028 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008 and 2007

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position, results of operations or cash flows.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).   SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161, if any, will have on its consolidated financial position, results of operations or cash flows. F-

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008 and 2007

In April 2008, the FASB issued FSP No. SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   The Company is required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts ”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”,  applies to financial guarantee insurance contracts issued by insurance enterprises.    The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company does not expect the adoption of SFAS 163 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).   FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Liquidity

As of October 31, 2008 we have cash and cash equivalents of $3,896,149 and a working capital deficit of $4,892,341. For the year ended October 31, 2008 we had a net loss of $7,920,517 and negative cash flow from operations of $6,261,562. We also have an accumulated deficit of $49,649,815 at October 31, 2008.  (See Note 16).

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008 and 2007

NOTE 2 – RESTRICTED CASH

Under terms of the Company’s secured convertible debenture dated February 26, 2008, we maintained a $1,000,000 interest-bearing deposit in a restricted bank account until such time as advances under an accounts receivable factoring agreement were repaid in full and the agreement and related liens were terminated.  As of October 31, 2008, the Company had $1,017,007 in the restricted cash account, which was  released to the Company in December 2008 at the time the factoring agreement was terminated and settled in full.

NOTE 3 - CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the balance sheet as Unbilled Receivables of $518,326 and $380,017 as of October 31, 2008 and 2007, respectively.

Billings in excess of cost and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the balance sheet. These amounts are stated on the balance sheet as Deferred Revenue of $57,513 and $232,435 as of October 31, 2008 and 2007, respectively.

Revenue received for the sale of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales. These amounts are amortized over the 12-month warranty term starting from the date of sale. These amounts are stated on the balance sheet as Deferred Revenue of $211,137 and $233,550 as of October 31, 2008 and 2007, respectively.

Deferred revenue as of October 31, 2007 also included $127,340 of revenues related to a violation in the terms of a capital lease agreement where the related equipment was sold. The revenues related to the equipment were deferred until all conditions of the lease were fulfilled, which was in April 2008. See Note 12.

NOTE 4 - INVESTMENTS

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008 and 2007

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of October 31, 2008:

		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Short term Investment	$153,000	$153,000
Total	$153,000	$153,000	$-	-

With the exception of assets and liabilities included within the scope of FSP FAS No. 157-2, the Company adopted the provisions of SFAS No. 157 prospectively effective as of the beginning of the year ended October 31, 2008.  For financial assets and liabilities included within the scope of FSP FAS No. 157-2, the Company will be required to adopt the provisions of SFAS No. 157 prospectively as of the year beginning October 31, 2009.  The adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations, and the Company do not believe that the adoption of FSP FAS No. 157-2 will have a material impact on our financial position or results of operations.

The fair value of the assets, short term investments, at October 31, 2008 was grouped as Level 1 valuation as the market price was readily available, and there has been no change to the fair value of the securities at October 31, 2008.

During the year ended October 31, 2007, the Company received marketable securities in settlement of $533,147 loan and $316,853 of accounts receivable. As of October 31, 2007, the Company had an investment of $935,000 that was considered available-for-sale for financial reporting purposes which included an unrealized gain of $85,000 included in the determination of comprehensive loss. As of October 31, 2008, this investment had a value of $153,000, with an unrealized loss of $782,000 included in the determination of comprehensive loss.

NOTE 5 - OTHER CURRENT ASSETS

Other current assets on the balance sheet total $407,080 and $691,560 at October 31, 2008 and 2007 respectively. These totals comprise the following:

	2008	2007
Deposits	$110,548	$191,352
Value added tax (VAT) receivable	262,090	293,934
Other receivables	34,442	206,274

Total	$407,080	$691,560

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008 and 2007

NOTE 6 - FIXED ASSETS

Property and equipment at October 31, 2008 and 2007 is summarized as follows:

	2008	2007
Machinery and equipment	$1,076,950	$983,115
Accumulated depreciation	(721,041)	(560,377)

Net property and equipment assets	$355,909	$422,738

Depreciation expense recorded in the statements of operations for the years ended October 31, 2008 and 2007 is $176,147 and $101,802, respectively.

Rental equipment at October 31, 2008 and 2007 is summarized as follows:

	2008	2007
Rental equipment	$240,876	$240,876
Accumulated depreciation	(240,876)	(240,876)

Net rental equipment assets	$-	$-

Depreciation expense recorded in the statements of operations for the years ended October 31, 2008 and 2007 is nil and $120,851, respectively.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

The identifiable intangible assets acquired and their carrying value at October 31, 2008 and 2007 is:

	2008	2007
Customer relationships (weighted average life of 10 years)	$694,503	$694,503
Non-compete agreements (weighted average life of 3 years)	198,911	198,911
Patents (weighted average life of 10 years)	63,695	48,530
Licenses (weighted average life of 2 years)	100,000	100,000

Total amortized identifiable intangible assets - gross carrying value	1,057,109	1,041,944
Less accumulated amortization	(324,661)	(134,266)

Net	732,448	907,678

Residual value	$732,448	$907,678

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008 and 2007

Our acquisition of Colmek resulted in the valuation of Colmek’s customer relationships and covenants not to compete as intangible assets (see Note 14), which have an estimated useful life of 10 years and 3 years respectively, and as such are being amortized monthly over that period. Goodwill of $2,038,669 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

Estimated future annual amortization expense as of October 31, 2008 is as follows:

2009	$167,337
2010	86,227
2011	74,172
2012	74,172
2013 and thereafter	330,540

Total	$732,448

Amortization of patents, customer relationships, non-compete agreements and licenses included as a charge to income amounted to $189,621 and $115,005 for the years ended October 31, 2008 and 2007, respectively. Goodwill is not being amortized.

As a result of the acquisitions of Martech and Colmek, the Company has goodwill in the amount of $3,099,575 as of October 31, 2008 and 2007. The changes in the carrying amount of goodwill for the years ended October 31, 2008 and 2007 are recorded below.

	2008	2007

Beginning goodwill balance at November 1	$3,099,575	$1,060,906
Goodwill recorded upon acquisition	-	2,038,669

Balance at October 31	$3,099,575	$3,099,575

Considerable management judgment is necessary to estimate fair value. We enlist the assistance of a valuation consultant to determine the values of our intangible assets and goodwill, both at the dates of acquisition and at specific dates annually. Based on various market factors and projections used by management, actual results could vary significantly from managements' estimates.

NOTE 8 - CAPITAL STOCK

The Company is authorized to issue 150,000,000 shares of common stock with a par value of $.001 per share. As of October 31, 2008 and 2007, the Company has issued and outstanding 48,853,664 shares and 48,245,768 shares of common stock respectively. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $.001 per share. We have designated 50,000 preferred shares as Series A preferred stock and have designated 50,000 preferred shares as Series B preferred stock. The remaining 4,900,000 shares of preferred stock is undesignated. There were 6,287 and 6,407 preferred shares outstanding at October 31, 2008 and 2007, all of which were Series A.

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

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008 and 2007

During the year ended October 31, 2007 we did not issue any Series A Preferred Stock. We converted 17,234 shares of Series A Preferred Stock into 2,878,418 shares of common stock, along with 2,878,418 warrants at prices ranging from $1.30 to $1.70. At October 31, 2007, the total of Series A Preferred Stock outstanding is 6,407 shares, convertible into 1,050,310 shares of common stock. During the year ended October 31, 2008, we issued 200 shares of Series A Preferred Stock, which were subscribed for in March 2007 and converted 320 shares of Series A Preferred Stock into 32,000 shares of common stock.

During the year ended October 31, 2008, 120 shares of Series A preferred stock were converted into common stock, which was foregone in lieu of payment for services provided by the company.

Series B Preferred Stock

We designated 50,000 shares of our preferred stock, par value $.001, as Series B Preferred Stock. The Series B Preferred Stock ranks junior to our issued and outstanding Series A preferred Stock and senior to all classes of common stock. The Series B Preferred Stock has a dividend rate of 8% per year. The Series B Preferred Stock and accrued dividends are convertible at the option of the holder into shares of our common stock at a conversion price of $1.00 per share. As of October 31, 2008 and 2007, we had no shares of Series B Preferred Stock outstanding.

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

Also during the year ended October 31, 2007, 30,819 shares of Series B Preferred Stock were converted into 3,081,900 shares of common stock. In addition, 18,181 shares of Series B Preferred Stock were redeemed at a price of $110 per share, which included the dividend accrued from the previous year, with the remainder booked as a redemption premium.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008 and 2007

Common Stock

During the years ended October 31, 2008 and 2007 we issued 452,937 and 1,742,280 shares of common stock, valued at $263,476 and $1,926,268 per supplementary cash flow information respectively, to employees, directors and consultants for services.

During the year ended October 31, 2008 we also issued 38,319 shares as dividends on Series A Preferred Stock valued at $41,537.

During the year ended October 31, 2008, 60,000 shares of common stock were issued to an investor, which were subscribed for during the year to October 31, 2007.

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

During the year ended October 31, 2007 a further 650,000 shares of common stock were sold as part of a unit with Series B Preferred Stock.

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

These transactions results in outstanding common stock of 48,853,664 at October 31, 2008, compared to 48,245,768 at October 31, 2007.

Other Equity Transactions

During the year ended October 31, 2008, we issued in the aggregate 1,870,000 common share purchase options to employees and consultants, with exercise prices of $1.30 to $1.50. The initial fair value of the options was $872,170 using the Black Scholes method at the date of grant of the options based on the following assumptions: (1) risk free interest rate of 3.43%-5.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 222% - 246%; and (4) an expected life of the options of 2 years. The fair value of the options has been expensed in this period. In accordance with EITF 96-18, the fair value of consultant vesting options will be recomputed at each reporting period and any increase will be charged to expense. Due to staff departures, 50,000 options were cancelled, all of which had exercise prices of $1.70. During the year ended October 31, 2008, $257,547 was charged to expense.

During the year ended October 31, 2007, we issued in the aggregate 1,500,000 common share purchase options to employees and consultants, with exercise prices of $1.00 to $1.80. The initial fair value of the options was $1,828,811 using the Black Scholes method at the date of grant of the options based on the following assumptions: (1) risk free interest rate of 4.90%-5.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 252% - 328%; and (4) an expected life of the options of 2 years. The fair value of the options has been expensed in this period. In accordance with EITF 96-18, the fair value of consultant vesting options will be recomputed at each reporting period and any increase will be charged to expense. Due to staff departures, 330,000 options were cancelled, all of which had exercise prices of $1.00 to $1.50. Also during the year, a total of 34,100 options were exercised at $1.00. During the year ended October 31, 2007, $1,036,454 was charged to expense. During the year ended October 31, 2008, $590,444 was charged to expense, with a further $24,179 charged to expense for options issued during the year ended October 31, 2006 which vested during the year ended October 31, 2008

.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008 and 2007

NOTE 9 - WARRANTS AND STOCK OPTIONS

Transactions involving stock options and warrants issued are summarized as follows:

	2008		2007
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	36,519,318	$1.29	13,410,000	$1.29
Granted during the period	1,870,000	1.36	23,473,418	1.44
Exercised during the period	-	-	(34,100)	1.00
Terminated during the period	(50,000)	1.70	(330,000)	1.22

Outstanding at the end of the period	38,339,318	$1.39	36,519,318	$1.39

Exercisable at the end of the period	37,161,417	$1.39	35,467,518	$1.39

The number and weighted average exercise prices of stock purchase options and warrants outstanding as of October 31, 2008 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Vested
0.50	750,000	2.50	750,000
0.58	400,000	2.41	400,000
1.00	5,845,900	2.57	5,789,800
1.30	16,106,709	3.28	15,196,959
1.50	525,000	3.10	435,250
1.70	14,651,709	3.16	14,549,409
1.80	60,000	3.90	40,000
Totals	38,339,318	3.10	37,161,417

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008 and 2007

NOTE 10 - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate U.S. unused net operating losses approximate $41,710,000 which expire through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $14,185,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

For income tax reporting purposes, the Company's aggregate UK unused net operating losses approximate $7,643,000, with no expiration. The deferred tax asset related to the carry-forward is approximately $2,300,000. The Company has provided a valuation reserve against the full amount of the benefits, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Income tax expense for 2008 and 2007 represents income taxes on our Norwegian subsidiary.

Components of deferred tax assets as of October 31, 2008 and 2007 are as follows:

Non-Current	2008	2007

Net operating losses carried forward	$16,485,000	$10,455,000
Valuation allowance	(16,485,000)	(10,455,000)
Net deferred tax asset	$-	$-

NOTE 11 - CONTINGENCIES AND COMMITMENTS

Litigation

The Company is currently engaged in a lawsuit involving the former Chief Executive Officer of its subsidiary, Coda Octopus Colmek, Inc .  The former CEO claims breach of his employment contract, tortuous interference with his contract, termination in violation of public policy and failure to pay wages when due. He has filed a complaint on November 10, 2008 and an amended complaint on December 10, 2008. We have answered the amended complaint on December 22, 2008 denying the allegations, raising affirmative defenses and intend to defend ourselves vigorously.  We believe that the final disposition should not have a material adverse effect on our financial position or results of operations.

We may become subject to other legal proceedings and claims, which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of any matters should not have a material adverse effect on our financial position or results of operations.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008 and 2007

Factoring Agreement

Until October 31, 2008, we factored certain of our receivables pursuant to a number of factoring agreements with Faunus Group International (“FGI”). Advances received pursuant to the agreement are secured by our accounts receivable and other assets of the Company.

An initial factoring agreement was entered into on August 17, 2005 between FGI and Coda Octopus Group, Inc., for a maximum borrowing in the US of up to $1 million. Subsequent agreements were added in November 2006 covering our UK businesses, Martech Systems Ltd and Coda Octopus Products Ltd.

Over the course of the year ended October 31, 2008, we factored invoices totaling $7,545,200 in receivables and we received $5,828,550 in proceeds from FGI. This compares with 2007, where we factored invoices totaling $5,088,665 in receivables and we received $3,961,695 in proceeds from FGI.

Under the arrangement, FGI typically advanced to the Company 80% of the total amount of accounts receivable factored. FGI retained 20% of the outstanding factored accounts receivable as a reserve, which it holds until the customer pays the factored invoice to FGI. The cost of funds for the accounts receivable portion of the borrowings with FGI was 1.85% for the initial 30 day credit period, up to a maximum of 45 days; thereafter, an additional fee of 0.5% was charged for each 10 day period.

On February 20, 2008, FGI, RBS and us entered into an intercreditor agreement regulating the priority of each creditor’s debts.

As of October 31, 2008 all FGI agreements were terminated and advances repaid in full.

Operating Leases

We occupy our various office and warehouse facilities pursuant to both term and month-to-month leases. Our term leases expire at various times through September 2013. Future minimum lease obligations are approximately $1,389,094, with the minimum future rentals due under these leases as of October 31, 2008 as follows:

2009	$443,781
2010	411,307
2011	359,109
2012	121,499
2013 and thereafter	53,398

Total	$1,389,094

Concentrations

We had no concentrations of purchases of over 5% during either of the years ended 2008 and 2007. We had a sales concentration of over 5% for each of the years ended October 31, 2008 and 2007 due to a sale to a customer for $1,557,130 and $2,294,279 respectively.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008 and 2007

NOTE 12 - NOTES AND LOANS PAYABLE

A summary of notes payable at October 31, 2008 and 2007 is as follows:

	2008	2007
The Company has a secured convertible debenture for $12M with a life of 7 years from February 26, 2008, maturing at 130% of face value, and with interest payable every six months, starting in February 2009, at a rate of 8.5%; During the term, the debentures are convertible into our common stock at the option of the Noteholders at a conversion price of $1.05. We may also force the conversion of these Notes into our common stock after two years in the event that we obtain a listing on a national exchange and our stock price closes on 40 consecutive trading days at or above $2.50 between the second and third anniversaries of this agreement; $2.90 between the third and fourth anniversaries of this agreement; and $3.50 after the fourth anniversary of this agreement or where the daily volume weighted average price of our stock as quoted on OTCBB or any other US National Exchange on which our securities are then listed has, for at least 40 consecutive trading days closed at the agreed price. the Company has failed to comply with certain  covenants contained in the debenture agreement (see Note 16)
	$12,348,493	$-

The Company, through its UK subsidiary Coda Octopus Products Ltd has a 7 year unsecured loan note for £100,000; interest rate of 12% annually; repayable at borrower’s instigation or convertible into common stock when the share price reaches $3.	162,700	200,000

The Company, through its US subsidiary Coda Octopus Innalogic, Inc., had a capital lease for equipment for monthly payments of $2,369.74 for 24 months. The Company at year end has sold the equipment and thus violated the terms of the lease that prohibit sale of equipment under the capital lease. The Company has deferred revenue of $127,340 at October 31, 2007 in relation to this capital lease. See Note 2. This capital lease was repaid in April 2008.	-	41,091

The Company has an unsecured revolving line of credit with a US bank through its US subsidiary Coda Octopus Colmek, Inc., for $50,000 with an interest rate of 12.5% annually; repayable at borrower’s instigation. The facility was repaid and closed during 2008.	-	17,181

The Company through its US subsidiary Coda Octopus Colmek, Inc., had an outstanding loan note payable for the financing of a truck over 60 months; monthly payments of $897.18; annual interest rate of 10.99%. The vehicle was disposed of during 2008 and the loan repaid in full.	-	29,145

The Company through its US subsidiary Coda Octopus Colmek, Inc., has an unsecured loan note payable to a director and former officer of the Company, which is being repaid in the short term.	10,104	34,104

Total	$12,521,297	$321,521

Less: current portion	12,358,597	56,382

Total long-term portion	$162,700	$265,139

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008 and 2007

In connection with the secured convertible debenture noted above, we carry $1,513,297 deferred financing costs as an asset on the consolidated balance sheet at October 31, 2008, which represents $1,694,893 in financing closing costs we incurred, net of $181,596 in amortization expense for the year ended October 31, 2008.  We amortize deferred financing costs over the debenture’s 7-year term using the straight line method.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company’s current Chief Executive Officer, and entities controlled by the Chief Executive Officer, have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed.

Advances are non interest bearing and are due on demand. At the end of the year ending October 31, 2008, $41,904 was due to related parties, compared with $184,425 for the year ending October 31, 2007.

We are also owed by related parties a sum of $54,166 as at October 31, 2008, compared with $105,685 for the year ended October 31, 2007.

NOTE 14 - ACQUISITIONS

Acquisition of Martech Systems (Weymouth) Limited

On June 26, 2006, we acquired all of the issued and outstanding capital stock of Martech Systems (Weymouth) Limited, a UK company (“Martech”). Martech specializes in engineering projects and sales to the UK Ministry of Defense. The acquisition was made to expand our engineering and related services, along with the sale of products, to the UK government. The purchase price was approximately $1,536,000, payable as follows: approximately $1,180,000 in cash at closing; approximately $364,000 in cash one year after closing, which was accrued as $382,000 as at October 31, 2006, due to exchange rate movements, and was paid in June 2007. The shares of common stock issued in conjunction with the merger were not registered under the Securities Act of 1933. The acquisition of Martech was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations”. The results of operations for Martech have been included in the Consolidated Statements of Operations since the date of acquisition.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008 and 2007

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

Acquisition of Colmek Systems Engineering

On April 6, 2007, we completed the acquisition of Miller & Hilton d/b/a Colmek Systems Engineering, a Utah corporation (“Colmek”). The total purchase price was $2,356,750, with additional associated costs and outlays of $158,470, consisting of cash paid at the closing of the transaction in the amount of $800,000 and the issuance of 532,090 shares of our common stock, and $700,000 and 42,910 shares that are due and payable on the first anniversary of the closing date evidenced by secured promissory notes to the former Colmek shareholders. Under the terms of the stock purchase agreements, we have pledged the Colmek shares as collateral security for the performance of our deferred payment obligations under the notes. At the date of issuance of the 532,090 shares these were valued at $792,814. The shares of common stock issued in conjunction with the merger were not registered under the Securities Act of 1933. The acquisition of Colmek was accounted for using the purchase method in accordance with SFAS 141. The results of operations for Colmek have been included in the Consolidated Statements of Operations since the date of acquisition. In April 2008, a cash amount of $763,936 was paid in full settlement of the deferred balance due at closing.

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
October 31, 2008 and 2007

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

The following unaudited pro forma results of operations for the year ended October 31, 2007 assume that the acquisitions of Colmek and Martech had occurred on November 1, 2006. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

2007

Revenue	$14,757,876
Net loss	(15,259,562)

Loss per common share	$(0.43)

NOTE 15 - SEGMENT INFORMATION

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

There are inter-segment sales.

The following table summarizes segment asset and operating balances by reportable segment.

	Contracting	Products	Corporate	Totals
Revenues	$5,859,259	$9,269,121	$1,840,542	$16,968,922
Operating income/(loss)	(1,418,649)	2,266,490	(7,549,484)	(6,701,643)
Identifiable assets	5,450,331	4,384,945	7,204,009	17,039,284
Capital expenditure	26,922	58,064	57,981	142,967
Selling, general & administrative	3,586,636	2,414,753	7,202,865	13,204,254
Depreciation & amortization	263,632	76,216	207,519	547,367
Interest expense	123,941	307,700	1,107,083	1,538,724

The Company’s reportable business segments operate in two geographic locations. Those geographic locations are:

* United States
* United Kingdom

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008 and 2007

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales.

Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

	2008	2007
Revenues:
United States	$7,362,966	$7,129,507
United Kingdom	9,605,956	6,723,806
Total Revenues	$16,968,922	$13,853,313

Assets:
United States	$4,357,042	$5,529,261
United Kingdom	5,478,233	6,597,202
Corporate and other	7,204,009	1,454,998

Total Assets	$17,039,284	$13,581,461

NOTE 16 - SUBSEQUENT EVENTS

In November 2008, we issued 43,694 shares of common stock which were due as compensation relating to the year ended October 31, 2008 and were subscribed for in the Company’s balance sheet as of October 31, 2008.

In November 2008, the Company started a new subsidiary, Coda Octopus Tactical Intelligence, Inc. in an effort to improve the Company’s operational and training reach in the sectors in which it competes.

In December 2008, following the repayment of FGI in October 2008, all security granted in favor of FGI was rescinded, allowing the Company’s convertible debenture holder to perfect its’ security over the assets of the Company, as envisaged in the transaction entered into in February 2008.

In December 2008, the Company made an addition to its trading entity, Coda Octopus Martech Ltd, of the assets of Dragon Design Ltd, a company based next door to our Martech business in Weymouth. Management believes the companies have complementary skills and capabilities that can enhance revenues and opportunities to our existing Weymouth operation.  The Company paid an initial £56,000 ($84,000) with the same amount due in December 2009 if certain profit targets are met.

Amendment to Convertible Debentures

Under the terms of the $12M convertible debenture issued in February 2008 (see Note 12) , the Company agreed to allocate a minimum of $6M of the proceeds for purposes of capital expenditures and acquisitions, with the balance of the proceeds, approximately $6M to be utilized for working capital purposes. If the Company fails to comply with these covenants, the debenture holders would be able to demand payment within a specified period of time.

As of October 31, 2008, the Company exceeded the $6M, limit for working capital purposes, and therefore was not in compliance under the terms of the debentures.

The Company and the debenture holders entered into an amendment to the Debenture Agreement, whereby the debenture holders have agreed to forbear demanding re-payment of the outstanding principal and interest in exchange for the Company performing the following:

•	Establish a segregated cash account of approximately $2,151,000

•	The Company shall have access to the funds with the debenture holders’ approval, up to 80% of the account balance subject to agreed upon terms and conditions.

•	The Company has agreed to take steps to reduce its operating costs and capital expenditures to a specified amount.