Form 10-Q
period 2009-01-31
Coda Octopus Group, Inc.
filed 2009-03-23
CIK 1334325

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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
Yes ☐ No ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of March 20, 2009: 49,000,244.

INDEX

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CODA OCTOPUS GROUP, INC.
CONDENSED   CONSOLIDATED BALANCE SHEET
JANUARY 31, 2009 (UNAUDITED) AND OCTOBER 31, 2008

	January 31, 2009 (Unaudited)	October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,419,477	$3,896,149
Restricted cash, Note 2	-	1,017,007
Short-term investments, Note 4	127,500	153,000
Accounts receivable, net of allowance for doubtful accounts	2,170,698	2,589,174
Inventory	2,634,562	2,317,322
Due from related parties, Note 13	11,161	54,166
Unbilled receivables, Note 3	914,794	518,326
Other current assets, Note 5	315,349	407,080
Prepaid expenses	364,243	385,831

Total current assets	8,957,784	11,338,055

Property and equipment, net, Note 6	409,375	355,909
Deferred financing costs, net of accumulated amortization of $242,128 in 2009 and $181,596 in 2008, Note 12	1,452,765	1,513,297
Goodwill and other intangible assets, net, Note 7	4,351,323	3,832,023

Total assets	$15,171,247	$17,039,284

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$1,185,511	$1,159,849
Accrued expenses and other current liabilities	2,401,048	2,347,522
Deferred revenues, Note 3	202,482	268,650
Deferred payment related to acquisitions, Note 14	372,282	-
Accrued dividends on Series A preferred stock	37,670	53,874
Due to related parties, Note 13	1,621	41,904
Loans and notes payable, short term, Note 12	12,477,065	12,358,597

Total current liabilities	16,677,679	16,230,396

Loans and notes payable, long term, Note 12	190,871	162,700

Total liabilities	16,868,550	16,393,096

Deficiency in stockholders' equity, Note 8:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 6,287 series A issued and outstanding, as of January 31, 2009 and October 31, 2008 respectively	6	6
Common stock, $.001 par value; 150,000,000 shares authorized, 49,000,244 and 48,853,664 shares issued and outstanding as of January 31, 2009 and October 31, 2008 respectively	49,000	48,854
Common stock subscribed	120,000	131,790
Additional paid-in capital	51,641,177	51,433,049
Accumulated other comprehensive loss	(1,707,296)	(1,317,696)
Accumulated deficit	(51,800,190)	(49,649,815)

Total deficiency in stockholders' equity	(1,697,303)	646,188

Total liabilities and deficiency in stockholders' equity	$15,171,247	$17,039,284

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 and 2008
(UNAUDITED)

	For the three months ended January 31, 2009	For the three months ended January 31, 2008

Net revenue	$3,199,106	$3,127,231

Cost of revenue	1,442,147	1,642,776

Gross profit	1,756,959	1,484,455

Research and development	603,681	689,193
Selling, general and administrative expenses	2,902,719	3,056,927

Total operating expenses	3,506,400	3,746,120

Operating income (loss)	(1,749,441)	(2,261,665)

Other income (expense)

Other income	27,640	4,857
Interest expense	(397,424)	(113,971)

Total other income (expense)	(369,784)	(109,114)

Loss before income taxes	(2,119,225)	(2,370,779)

Provision for income taxes	-	-

Net loss	(2,119,225)	(2,370,779)

Preferred Stock Dividends:
Series A	(31,149)	(46,093)

Net Loss Applicable to Common Shares	$(2,150,374)	$(2,416,872)

Loss per share, basic and diluted	(0.04)	(0.05)

Weighted average shares outstanding	48,902,367	48,250,366

Comprehensive loss:

Net loss	$(2,119,225)	$(2,370,779)

Foreign currency translation adjustment	332,900	(117,661)
Unrealized loss on investment	(722,500)	(187,000)

Comprehensive loss	$(2,508,825)	$(2,675,440)

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JANUARY 31, 2009
(UNAUDITED)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Loss	Deficit	Total
Balance, October 31, 2008	6,287	$6	-	$-	48,853,664	$48,854	131,790	$51,433,049	$(1,317,696)	$(49,649,815)		$646,188

Stock issued for compensation					146,580	147	(11,790)	$30,163				$18,520

Fair value of options issued for compensation								$177,965				$177,965

Preferred stock dividends Series A										$(31,149)		$(31,149)

Foreign currency translation adjustment									$332,900			$332,900

Unrealized loss from marketable securities									$(722,500)			$(722,500)

Net loss										$(2,119,225)	$	(2,119,225)
Balance January 31, 2009	6,287	$6	-	$-	49,000,244	$49,000	$120,000	$51,641,177	$(1,707,296)	$(51,800,190)		$(1,697,303)

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 and 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,119,225)	$(2,370,779)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	161,586	97,196
Stock based compensation	196,485	196,189
Financing costs	383,571	-
Dividends	-	46,093
Changes in operating assets and liabilities:
(Increase) decrease in:
Release of restricted cash	1,017,007	-
Accounts receivable	520,222	1,588,151
Inventory	(281,987)	188,144
Prepaid expenses	21,586	60,827
Other receivables	(251,692)	(324,943)
Increase (decrease) in:
Accounts payable and accrued expenses	(446,350)	478,657
Due to related parties	(40,283)	(68,646)

Net cash used in operating activities	(839,080)	(109,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(36,587)	(29,006)
Acquisition of Tactical Intelligence and Dragon Design Ltd.	(208,495)	-
Cash acquired from acquisitions	877	-

Net cash used in investing activities	(244,205)	(29,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for) loans, net	38,026	(16,949)
Preferred stock dividend paid	(47,354)	(64,491)

Net cash used in financing activities	(9,328)	(81,440)

Effect of exchange rate changes on cash	(384,059)	(165,233)

Net decrease in cash	(1,476,672)	(384,789)

Cash and cash equivalents, beginning of period	3,896,149	916,257

Cash and cash equivalents, end of period	$2,419,477	$531,468

Cash paid for:
Interest	$13,853	$113,971
Income taxes	-	-

Supplemental Disclosures:

During the three months ended January 31, 2009, 146,580 shares of common stock were issued, 43,694 of which were subscribed for in the year ended October 31, 2008, and the other 102,886 shares were issued as payment of $18,520 of compensation.

During the three months ended January 31, 2008, 5,000 shares of common stock were issued as payment of $3,250 of compensation that was earned. In addition, 28,288 shares were issued as dividends on series A preferred stock.

Acquisition of Tactical Intelligence

Equipment, net	$5,000
Customer relationships acquired	60,000
Non-compete agreements acquired	50,000
Goodwill	135,000
Deferred payments	(125,000)
Cash paid for acquisition	$125,000

Acquisition of Dragon Design Ltd

Current assets acquired	$147,039
Equipment, net	51,336
Current liabilities assumed	(201,166)
Customer relationships acquired	29,740
Non-compete agreements acquired	29,740
Goodwill	276,414
Cash acquired	877
Deferred payments	(250,485)
Cash paid for acquisition	$83,495

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions to SEC form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended January 31, 2009, are not necessarily indicative of the results that may be expected for the year ended October 31, 2009. The unaudited condensed financial statements should be read in conjunction with the consolidated October 31, 2008 financial statements and footnotes thereto included in the Company’s 10K filed on March 18, 2009 with the Securities Exchange Commission (SEC).

Business and Basis of Presentation

Coda Octopus Group, Inc. (”we”, “us”, “our company” or “Coda”), a corporation formed under the laws of the State of Florida in 1992 (since re-domiciled to Delaware in 2004). We are a developer of underwater technologies and equipment for imaging, mapping, defense and survey applications. We are based in New York, with research and development, sales and manufacturing facilities located in the Utah, the United Kingdom and Norway, and additional sales locations in Florida and Washington, D.C.

The unaudited condensed consolidated financial statements include the accounts of Coda and our domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates.

Revenue Recognition

We record revenue in accordance with the guidance of the SEC's Staff Accounting Bulletin SAB No. 104 (SAB 104), which supersedes SAB No. 101 in order to encompass Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables. Our revenue is derived from sales of underwater technologies and equipment for imaging, mapping, defense and survey applications, as well as from the performance of various engineering and manufacturing contracts. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. No right of return privileges are granted to customers after shipment.

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

Accounts Receivable

We periodically review our trade receivables in determining our allowance for doubtful accounts. Allowance for doubtful accounts was nil for the period ended January 31, 2009 and $74,897 for the year ended October 31, 2008.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, other receivables, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. Our long-term debt has interest rates that approximate market and therefore the carrying amounts approximate their fair values.

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delays, until the first quarter of fiscal year 2009, the effective date for SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or operations. Refer to Note 4 for further discussion regarding fair value.

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

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method. Inventory is comprised of the following components at January 31, 2009 and October 31, 2008:

	2009	2008
Raw materials	$2,012,981	$1,917,566
Work in process	321,436	113,942
Finished goods	300,145	285,814

Total inventory	$2,634,562	$2,317,322

Property and Equipment

We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to four years, the estimated useful lives of the property and equipment.

Long-Lived Assets

We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment loss was recognized during the period ended January 31, 2009 or the year ended October 31, 2008.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Research and Development

Research and development costs consist of expenditures for the present and future patents and technology, which cannot be capitalized. We are eligible for United Kingdom tax credits related to our qualified research and development expenditures. Tax credits are classified as a reduction of research and development expense. We recorded no tax credits during the period ended January 31, 2009 or the year ended October 31, 2008.

Marketing

We charge the costs of marketing to expense as incurred. For the period ended January 31, 2009 marketing costs were $274,132 and $1,237,175 for the year ended October 31, 2008.

Intangible Assets

Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (or goodwill), customer relationships, non-compete agreements and licenses. Goodwill was allocated to our reporting units based on the original purchase price allocation. Customer relationships, non-compete agreements and licenses are being amortized on a straight-line basis over periods of 2 to 10 years. The Company amortizes its intangible assets using the straight-line method over their estimated period of benefit. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

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

Deferred Financing Costs

Deferred financing costs primarily include debt issuance costs incurred by the Company in connection with the issuance of convertible debt in February 2008 (see Note 12). Amortization is provided on a straight-line basis over the terms of the respective debt instruments to which the costs relate and is included in interest expense. Deferred financing cost expense was $60,532 and $181,596 in the period ended January 31, 2009 and the year ended October 31, 2008, respectively.

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

Per share basic and diluted net loss amounted to $0.04 and $0.05 for the periods ended January 31, 2009 and 2008, respectively. For the periods ended January 31, 2009 and 2008, 46,203,559 and 37,834,628 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The company has adopted SFAS No. 141(R) for its acquisition in the current quarter.

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

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2010, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its consolidated financial position, results of operations or cash flows.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Liquidity

As of January 31, 2009 we have cash and cash equivalents of $2,419,477 a working capital deficit of $7,719,895 and a deficiency in stockholders' equity of $1,697,303. For the period ended January 31, 2009, we had a net loss of $2,119,225 and negative cash flow from operations of $839,080. We also have an accumulated deficit of $51,800,190 at January 31, 2009 (see Note 16).

NOTE 2 – RESTRICTED CASH

Under terms of the Company’s secured convertible debenture dated February 26, 2008, we maintained a $1,000,000 interest-bearing deposit in a restricted bank account until such time as advances under an accounts receivable factoring agreement were repaid in full and the agreement and related liens were terminated.  As of October 31, 2008, the Company had $1,017,007 in the restricted cash account, which was released to the Company in December 2008 after the factoring agreement was terminated and settled in full in October 2008 and the debenture holders perfected their security in December 2008.

NOTE 3 - CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the balance sheet as Unbilled Receivables of $914,794 and $518,326 as of January 31, 2009 and October 31, 2008 respectively.

Billings in excess of cost and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the balance sheet. These amounts are stated on the balance sheet as Deferred Revenue of $25,122 and $57,513 as of January 31, 2009 and October 31, 2008 respectively.

Revenue received as part of sales of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales, with these amounts amortized over 12 months from the date of sale. These amounts are stated on the balance sheet as Deferred Revenue of $177,360 and $211,137 as of January 31, 2009 and October 31, 2008 respectively.

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of January 31, 2009:
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Short term Investment	$127,500	$127,500
Total	$127,500	$127,500	$-	-

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The fair value of the assets, short term investments, at January 31, 2009 was grouped as Level 1 valuation as the market price was readily available, and there has been no change to the fair value of the securities at January 31, 2009.

During the year ended October 31, 2007, the Company received marketable securities in settlement of $533,147 loan and $316,853 of accounts receivable. As of October 31, 2008, the Company had an investment of $153,000 that was considered available-for-sale for financial reporting purposes which included an unrealized loss of $697,000 included in the determination of comprehensive loss. As of January 31, 2009, this investment had a value of $127,500, with an unrealized loss of $722,500 included in the determination of comprehensive loss.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - OTHER CURRENT ASSETS

Other current assets on the balance sheet total $315,349 and $407,080 at January 31, 2009 and October 31, 2008 respectively. These totals comprise the following:

	2009	2008
Deposits	$83,761	$110,548
Value added tax (VAT)	122,571	262,090
Other receivable	109,017	34,442

Total	$315,349	$407,080

NOTE 6 - FIXED ASSETS

Property and equipment at January 31, 2009 and October 31, 2008 is summarized as follows:

	2009	2008
Machinery and equipment	$1,169,873	$1,076,950
Accumulated depreciation	(760,498)	(721,041)

Net property and equipment assets	$409,375	$355,909

Depreciation expense recorded in the statement of operations for the period ended January 31, 2009 and year ended October 31, 2008 is $39,463 and $176,147, respectively.

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

The identifiable intangible assets acquired and their carrying value at January 31, 2009 and October 31, 2008 is:

	2009	2008
Customer relationships (weighted average life of 9.2 years)	$784,242	$694,503
Non-compete agreements (weighted average life of 2.8 years)	278,650	198,911
Patents (weighted average life of 10 years)	63,695	63,695
Licenses (weighted average life of 2 years)	100,000	100,000

Total amortized identifiable intangible assets - gross carrying value	1,256,327	1,057,109
Less accumulated amortization	(386,252)	(324,661)

Net	840,336	732,448

Residual value	$840,336	$732,448

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our acquisition of Colmek resulted in the valuation of Colmek’s customer relationships and covenants not to compete as intangible assets (see Note 14), which have an estimated useful life of 10 years and 3 years respectively, and as such are being amortized on a straight-line basis over their respective periods. In addition, we recognized goodwill of $2,038,669 that represents the excess of the purchase price we paid over the fair value of Colmek’s net tangible and intangible assets we acquired.

Our acquisition of Dragon Design Ltd (“Dragon”) resulted in the valuation of Dragon’s customer relationships and covenants not to compete as intangible assets (see Note 14), which have an estimated useful life of 3 years each, and as such are being amortized on a straight-line basis over that period. In addition, we recognized goodwill of $276,414 that represents the excess of the purchase price we paid over the fair value of Dragon’s net tangible and intangible assets we acquired.

Our acquisition of the assets of Tactical Intelligence, LLC. (“Tactical”) resulted in the valuation of Tactical’s customer relationships and covenants not to compete as intangible assets (see Note 14), which have an estimated useful life of 3 years each, and as such are being amortized monthly over that period. In addition, we recognized goodwill of $135,000 that represents the excess of the purchase price we paid over the fair value of Tactical’s net tangible and intangible assets acquired.

Estimated annual amortization expense as of January 31, 2009 is as follows:

2009	$160,581
2010	142,720
2011	130,665
2012	75,824
2013 and thereafter	330,546

Total	$840,336

Amortization of patents, customer relationships, non-compete agreements and licenses included as a charge to income amounted to $61,591 and $189,621 for the period ended January 31, 2009 and year ended October 31, 2008, respectively. Goodwill is not being amortized.

As a result of the acquisitions of Martech, Colmek, Dragon and Tactical, the Company has goodwill in the amount of $3,510,989 as of January 31, 2009 and $3,099,575 as of October 31, 2008. The changes in the carrying amount of goodwill for the period ended January 31, 2009 and year ended October 31, 2008 are recorded below.

	2009	2008
Beginning goodwill balance at November 1	$3,099,575	$3,099,575
Goodwill recorded upon acquisition	411,414	-

Balance at January 31, 2009 and October 31, 2008	$3,510,989	$3,099,575

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

NOTE 8 - CAPITAL STOCK

The Company is authorized to issue 150,000,000 shares of common stock with a par value of $.001 per share. As of January 31, 2009 and October 31, 2008, the Company has issued and outstanding 49,000,244 shares and 48,853,664 shares of common stock respectively. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $.001 per share. We have designated 50,000 preferred shares as Series A preferred stock and 50,000 preferred shares as Series B preferred stock. The remaining 4,900,000 shares of preferred stock is undesignated. There were 6,287 Series A preferred shares outstanding at January 31, 2009 and October 31, 2008 respectively, and nil Series B preferred shares outstanding at the same dates.

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

During the year ended October 31, 2008, we issued 200 shares of Series A Preferred Stock, which were subscribed for in March 2007 and converted 320 shares of Series A Preferred Stock into 32,000 shares of common stock. The total of Series A preferred stock outstanding is 6,287 shares at October 31, 2008 and January 31, 2009, convertible into 1,013,670 shares of common stock.

Series B Preferred Stock

We designated 50,000 shares of our preferred stock, par value $.001, as Series B Preferred Stock. The Series B Preferred Stock ranks junior to our issued and outstanding Series A preferred Stock and senior to all classes of common stock. The Series B Preferred Stock has a dividend rate of 8% per year. The Series B Preferred Stock and accrued dividends are convertible at the option of the holder into shares of our common stock at a conversion price of $1.00 per share. As of October 31, 2008 and January 31, 2009, we have no shares of Series B Preferred Stock outstanding.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Common Stock

During the period ending January 31, 2009 we issued 146,580 shares of common stock, valued at $30,310, to employees, directors and consultants for services, of which $11,790 was subscribed for during the year ending October 31, 2008.

During the years ended October 31, 2008 we issued 452,937 shares of common stock, valued at $263,476, to employees, directors and consultants for services.

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

Other Equity Transactions

During the period ended January 31, 2009, we did not issue any common share purchase options. However, options issued in earlier periods vested resulting in a charge of $177,965 in this period.

During the year ended October 31, 2008, we issued in the aggregate 1,870,000 common share purchase options to employees and consultants, with exercise prices of $1.30 to $1.50. The initial fair value of the options was $872,170 using the Black-Scholes method at the date of grant of the options based on the following assumptions: (1) risk free interest rate of 3.43%-5.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 222% - 246%; and (4) an expected life of the options of 2 years. The fair value of the options has been expensed in this period. In accordance with EITF 96-18, the fair value of consultant vesting options will be recomputed at each reporting period and any increase will be charged to expense. Due to staff departures, 50,000 options were cancelled, all of which had exercise prices of $1.70. During the year ended October 31, 2008, $257,547 was charged to expense.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 9 - WARRANTS AND STOCK OPTIONS

Transactions involving stock options and warrants issued are summarized as follows:

	Three months ended January 31, 2009		Year ended October 31, 2008
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	38,339,318	$1.39	36,519,318	$1.39
Granted during the period	-	-	1,870,000	1.36
Terminated during the period	-	-	(50,000)	1.70

Outstanding at the end of the period	38,339,318	$1.39	38,339,318	$1.39

Exercisable at the end of the period	37,256,417	$1.39	37,161,417	$1.39

The number and weighted average exercise prices of stock purchase options and warrants outstanding as of January 31, 2009 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Vested
0.50	750,000	2.24	750,000
0.58	400,000	2.16	400,000
1.00	5,845,900	2.32	5,789,800
1.30	16,106,709	3.03	15,226,958
1.50	525,000	2.85	500,250
1.70	14,651,709	2.91	14,549,409
1.80	60,000	3.65	40,000
Totals	38,339,318	2.85	37,256,417

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

For income tax reporting purposes, the Company's aggregate US unused net operating losses approximate $43,554,000 which expire through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $14,814,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

For income tax reporting purposes, the Company's aggregate UK unused net operating losses approximate $7,725,000, with no expiration. The deferred tax asset related to the carry-forward is approximately $2,327,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income tax expense for 2008 represents income taxes on our Norwegian subsidiary.

Components of deferred tax assets as of January 31, 2009 and October 31, 2008 are as follows:

Non-Current	2009	2008

Net Operating Loss Carry Forward	$17,141,000	$16,485,000
Valuation Allowance	(17,141,000)	(16,485,000)

Net Deferred Tax Asset	$-	$-

NOTE 11 - CONTINGENCIES AND COMMITMENTS

Litigation

The Company is currently engaged in a lawsuit involving the former Chief Executive Officer of its subsidiary, Coda Octopus Colmek, Inc. The former CEO claims breach of his employment contract, tortuous interference with his contract, termination in violation of public policy and failure to pay wages when due. He has filed a complaint on November 10, 2008 and an amended complaint on December 10, 2008. We have answered the amended complaint on December 22, 2008 denying the allegations, raising affirmative defenses and intend to defend ourselves vigorously.  We believe that the final disposition should not have a material adverse effect on our financial position or results of operations.

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

On February 20, 2008, FGI, RBS entered into an intercreditor agreement with the Company, regulating the priority of each creditor’s debts.

Operating Leases

We occupy our various office and warehouse facilities pursuant to both term and month-to-month leases. Our term leases expire at various times through September 2013. Future minimum lease obligations are approximately $1,191,565, with the minimum future rentals due under these leases as of January 31, 2009 as follows:

2009	$380,156
2010	382,979
2011	284,388
2012	97,196
2013 and thereafter	46,847

Total	$1,191,565

Concentrations

We had no concentrations of purchases of over 5% during either of the period ended January 31, 2009 and year ended October 31, 2008. We had a sales concentration of over 5% for the year ended October 31, 2008 due to a sale to a customer for $1,557,130.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 - NOTES AND LOANS PAYABLE

A summary of notes payable at January 31, 2009 and October 31, 2008 is as follows:
	January 31, 2009	October 31, 2008
The Company has a secured convertible debenture for $12M with a life of 7 years from February 26, 2008, maturing at 130% of face value, and with interest payable every six months, starting in February 2009, at a rate of 8.5%; During the term, the debentures are convertible into our common stock at the option of the Noteholders at a conversion price of $1.05. We may also force the conversion of these Notes into our common stock after two years in the event that we obtain a listing on a national exchange and our stock price closes on 40 consecutive trading days at or above $2.50 between the second and third anniversaries of this agreement; $2.90 between the third and fourth anniversaries of this agreement; and $3.50 after the fourth anniversary of this agreement or where the daily volume weighted average price of our stock as quoted on OTCBB or any other US National Exchange on which our securities are then listed has, for at least 40 consecutive trading days closed at the agreed price. The Company has failed to comply with certain covenants contained in the debenture agreement (see Note 16).
	$12,477,065	$12,348,493

The Company, through its UK subsidiary Coda Octopus Products Ltd has a 7 year unsecured loan note for £100,000; interest rate of 12% annually; repayable at borrower’s instigation or convertible into common stock when the share price reaches $3.	142,741	162,700

The Company through its US subsidiary Coda Octopus Colmek, Inc., has an unsecured loan note payable to a director and former officer of the Company, which is being repaid in the short term.	4,104	10,104

The Company through its UK subsidiary, Dragon Design Ltd, has an outstanding loan note payable for £14,000 over 36 months, commencing in November 2007, with monthly payments of £454.42 and an annual interest rate of 14.5%. By the end of January 2009, 23 payments remained on this note.	11,600	-

The Company through its UK subsidiary, Dragon Design Ltd, has an unsecured revolving line of credit with their bank for £40,000, which is repayable on demand. The amount outstanding on this line of credit was reduced to zero after January 31, 2009.	32,426	-

Total	$12,677,936	$12,521,297

Less: current portion	12,477,065	12,358,597

Total long-term portion	$190,871	$162,700

In connection with the secured convertible debenture noted above, we carry $1,452,765 deferred financing costs as an asset on the consolidated balance sheet at January 31, 2009, which represents $1,694,893 in financing closing costs we incurred, net of $60,532 in amortization expense for the period ended January 31, 2009 and $181,596 in amortization expense for the year ended October 31, 2008.  We amortize deferred financing costs over the debenture’s 7-year term using the straight line method.

NOTE 13 - RELATED PARTY TRANSACTIONS

We are indebted to various related parties for advances for payments of operating expenses and dividends. These related parties include our biggest shareholder and other entities controlled by this shareholder. Advances are non interest bearing and are due on demand. At the end of the period ending January 31, 2009, $1,621 was due to related parties, compared with $41,904 for the year ending October 31, 2008.

We are also owed by related parties a sum of $11,161 at January 31, 2009 compared to $54,166 at October 31, 2008.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 - ACQUISITIONS

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

Acquisition of Tactical Intelligence

In November 2008, the Company formed a new subsidiary called Coda Octopus Tactical Intelligence, Inc. (“Tactical”) to facilitate our entry into the counter-terrorism and anti-piracy training markets, which we believe are integral to our efforts to help major customers deploy real time 3D sonar systems in hot spots around the world.  On November 10, 2008, Tactical acquired the assets of Tactical Intelligence International, LLC and Tactical Executive Services, LLC, which consisted of some plant and machinery, valued at $5,000, customer relationships, valued at $60,000, non-compete agreements, valued at $50,000, and goodwill, valued at $135,000.The purchase price consisted of an initial cash outlay of $125,000, with $125,000 due on November 10, 2009 in the form of a convertible promissory note, and 50,000 options to acquire common shares of Coda Octopus Group, Inc., which are due to be issued imminently. As part of the transaction we acquired the services of two specialists in the field of real world security training for domestic and international military units and government agencies to spearhead this drive. These individuals have designed or led more than 50 such training programs throughout the world since September 11, 2001, using up to 100 freelance specialists on a contract basis. The expertise of this part of the Group will be used to leverage our Echoscope and UIS capabilities in sales and training.

The acquisition of Tactical was accounted for using the purchase method in accordance with SFAS 141. The results of operations for Tactical have been included in the Consolidated Statements of Operations since the date of acquisition. In accordance with SFAS No. 141, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management’s estimates. The total purchase price was allocated to the assets and liabilities acquired as follows:

Equipment, net	$5,000
Customer relationships acquired	60,000
Non-compete agreements acquired	50,000
Goodwill	135,000
Total purchase price	$250,000

The intangible assets of $110,000 at the date of acquisition consisted of customer relationships and non-compete agreements. The intangible assets acquired have an estimated useful life of 3 years each and as such will be amortized monthly over those periods. Goodwill of $135,000 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

Acquisition of Dragon Design Ltd

In December 2008, the Company acquired the assets of Dragon Design Ltd (“Dragon”), an electronics manufacturing and design business based in Weymouth, UK, and situated next to its Martech subsidiary. Management believes the companies have complementary skills and capabilities that can enhance revenues and opportunities for both companies. The purchase price for the assets consisted of an initial cash outlay of £56,250 ($83,000) and a further £56,250 in deferred consideration, payable on the first anniversary of closing. The terms of the acquisition also included a potential earn out payment of £112,500, which is dependent on Dragon meeting future agreed performance criteria, that has also been accrued on the acquisition date.

The acquisition of Dragon was accounted for using the purchase method in accordance with SFAS 141(R). The results of operations for Dragon have been included in the Consolidated Statements of Operations since the date of acquisition. In accordance with SFAS No. 141(R), the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management’s estimates. The total purchase price was allocated to the assets and liabilities acquired as follows:

Current assets acquired	$147,039
Equipment, net	51,336
Current liabilities assumed	(201,166)
Customer relationships acquired	29,740
Non-compete agreements acquired	29,740
Goodwill	276,414
Cash acquired	877
Total purchase price	$333,980

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The intangible assets of $59,480 at the date of acquisition consisted of customer relationships and non-compete agreements. The intangible assets acquired have an estimated useful life of 3 years each and as such will be amortized monthly over those periods. Goodwill of $276,414 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

The following unaudited pro forma results of operations for the period ended January 31, 2009 assume that the acquisition of Dragon occurred on November 1, 2008. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they are necessarily indicative of future results of operations.

2009

Revenue	$3,332,753
Net loss	(2,112,758)
Loss per common share	$(0.04)

NOTE 15 - SEGMENT INFORMATION

Due to the nature of our businesses, we are operating in two reportable segments, which are managed separately based upon fundamental differences in their operations. Martech, Dragon, Colmek, Tactical and Innalogic operate as contractors, and the balance of our operations is comprised of product sales.

Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Corporate includes general corporate administrative costs.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies.

There are inter-segment sales between our engineering contracting businesses and our products businesses.

The following table summarizes segment asset and operating balances by reportable segment.

	Contracting	Products	Corporate	Totals
Revenues	$2,137,244	$892,217	$169,644	$3,199,106
Operating profit/(loss)	207,142	(160,739)	(1,795,844)	(1,749,441)
Identifiable assets	6,801,410	2,618,058	5,751,780	15,171,247
Capital expenditure	305,157	14,275	18,952	338,384
Selling, general & administrative	894,454	504,399	1,503,866	2,902,719
Depreciation & amortization	74,868	15,337	71,380	161,585
Interest expense	3,657	7,095	386,672	397,424

The Company’s reportable business segments operate in two geographic locations. Those geographic locations are:

* United States
* United Kingdom

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are inter-segment sales which have been removed upon consolidation and for the purposes of the information shown below.

Information concerning principal geographic areas is presented below according to the area where the activity is taking place for the period ended January 31, 2009 and the year ended October 31, 2008:

	2009	2008
Revenues:
United States	$1,380,925	$7,362,966
United Kingdom	1,648,536	9,605,956
Corporate and other	169,644	-
Total Revenues	$3,199,106	$16,968,922

Assets:
United States	$4,868,667	$4,357,042
United Kingdom	4,550,800	5,478,233
Corporate and other	5,751,780	7,204,009
Total Assets	$15,171,247	$17,039,284

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 16 - SUBSEQUENT EVENTS

On February 9, 2009, we were awarded the third TSWG contract, exercising the Automated Change Detection option, with a total value of $1,152,948. This involves developing Automated Change Detection algorithms for on-line detection and post-processing analysis of captured Echoscope™ data. The data post-mission would reside on a large-scale SQL database allowing several over-time analyses to be generated as well as “known-good” baseline surveys for real-time analysis. The algorithm would be backwards compatible with existing UIS™ systems to enable all users to add this additional software capability on a per license basis.

Secured Convertible Debentures

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

As of October 31, 2008, the Company exceeded the $6M limit for working capital purposes, and therefore was not in compliance under the terms of the debenture. On March 16, 2009, the Company and the Noteholder have entered into a Cash Control Framework Agreement, pursuant to which it is assumed that, subject to the Company being fully compliant with the terms of this agreement and those set out in the Transaction Documents entered into between the Company and the Noteholder on February 21, 2008, no adverse actions will be taken by the Noteholder. The agreement provides, among other things, for the placement of approximately $2.15 million into a segregated cash account.  Under the terms of the agreement, we may request the release of funds from the account from time to time for working capital purposes subject to the Noteholder's consent and agreed upon terms and conditions. Under the terms of the agreement, we must also adhere to a strict cost cutting program which involves reducing our SG&A, R&D and capital expenditure by an annualized $3.35 million.

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

On July 13, 2004 Coda Octopus became a public company through a reverse merger with The Panda Project, Inc., a publicly traded Florida corporation. As a result of the transaction, Coda and its shareholders, including its controlling shareholder Fairwater Technology Group L td , were issued 20,050,000 common shares comprising approximately 90.9% of the then issued and outstanding shares of Panda. Subsequently, Panda was reincorporated in Delaware, and changed its name to Coda Octopus Group, Inc. By mid 2005, the Company had completed the move of its headquarters from the UK to New York City.

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

4.
Beginning in July 2007, the US Department of Defense (DoD) Technical Support Working Group (TSWG) funded Coda Octopus to build and deliver next-generation Underwater Inspection Systems ™ (UIS) for the US Coast Guard and other potential users. The program has included money to build and deliver current systems, as well as a roadmap for their future development. During the year ended October 31, 2007, the Company delivered three UIS systems to the US Coast Guard against a purchase order totaling $2.59 million. In FY 2008 the Company was funded for an additional $1.53 million to develop certain mutually agreed technical enhancements to the system. The Company’s latest contract with TSWG covers the funding of an additional $1.4 million for additional enhancements and the delivery of additional systems. The Company believes it has successfully completed the key second-stage enhancements sought by the DoD and the Coast Guard. As a result, management believes that the Company is positioned to build and deploy fully integrated systems that meet the highest standards in the world. They enable users to “see” objects that are smaller than a baseball from a distance of more than 100 meters, and to do so in all kinds of ocean or water conditions at virtually any depth. In addition, the Company through its Colmek subsidiary, has more than 20 years of successful experience as contractor with the Department of Defense, and as a subcontractor with various large primes, most particularly Raytheon.

5.
The Company has taken advantage of its first mover status in real-time 3D sonar to start to open up several potentially significant vertical markets in the private sector. Thus far, the three areas of focus have been Dredging, Underwater Construction, and Security. In each of these areas, the Company has selected a lead customer and has worked with that customer to develop and deploy a system that management believes will have wide application throughout the segment. In the case of Rotterdam-based Van Oord, the Company was funded to develop a particular application, and in other cases the Company has financed the development internally.

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

☐	Early recognition of need for 3D real-time sonar in defense/security applications.
☐	Expansion into new geographies like North America and Western Europe.
☐	Expansion into new commercial markets like commercial marine survey with innovative products.
☐	Recent sole source classification for one of our products and its derivatives by certain government procurement agencies.

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

Results of Operations

Introduction

The quarter ending January 31, 2009 contained two new operations, that of Coda Octopus Tactical Intelligence, Inc and Dragon Design Ltd, both of which were acquired during the quarter. This should be taken into account when comparing the quarter with the period ending January 31, 2008.

Comparison of Three Months Ended January 31, 2009 (“2009 Period”) to Three Months Ended January 31, 2008 (“2008 Period”)

Revenues. Total revenues for the 2009 period and the 2008 period were $3,199,106 and $3,127,231 respectively. This represented an increase of $71,875 or 2.3%. Of the 2009 period amount, $281,045, or 8.8%, were generated by the new operations. Our UK revenues were strongly affected by the change in exchange rates between the two periods, moving from $1.94 to £1 last year to $1.49 to £1 this year, reducing our revenues in the 2009 period by $504,000 on a like for like basis. Given this, our growth, without acquisitions, would have been around 10% from the 2008 period to the 2009 period, a satisfactory performance given the current economic climate. While our products division business is suffering from the reduced oil price, and we saw no significant product sales in the 2009 period, product sales were satisfactory for the time of year. Our engineering businesses, both under new management in the past 12 months, performed significantly better than last year generating 67% of the 2009 period revenues in total. In addition to better management, this reflects an increased demand for outsourcing as companies downsize their own in-house operations.

Margins. Gross margins were 54.9% in the 2009 period compared with 47.5% for the 2008 period. Given the great proportion of engineering revenues in our overall revenue mix, this shows a great improvement in engineering margins, which we target between 45%-50%. It also reflects the relatively low level of product sales, with the mix of products also tending to be more hardware than software based. Lastly, the increase in margins is due to reduced materials costs due to the change in exchange rate over the year and the fact that the majority of our manufacturing is still carried out overseas, The lack of Echoscope™ sales results in our margins being below our targeted 60%. We feel overall margins for this year will be over 60%.

Research and Development (R&D). R&D costs decreased 12.4% to $603,681 in the 2009 period from $689,193 in 2008. This reflects the drop in exchange rates between the 2009 and 2008 periods, which, while reducing revenues also reduces costs. Our R&D in the quarter was focused on further development of the Echoscope™ and UIS™ tied to the TSWG (US Coast Guard) contract, the second stage of which finished in January. Additionally, work continued on productizing different Echoscope™ products, including applications for dredging, underwater construction and security.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the 2009 period decreased to $2,902,719 from $3,080,958 in 2008, or by 5.8%. Removing non-cash charges attributable to stock and option compensation, depreciation and amortization, and exchange rate movements of $377,718 for 2009 and $327,590 for 2008 bring these totals to $2,525,001 and $2,753,368 respectively, or a drop of 8.3% year on year. This is partly due to the drop in exchange rate and also attributable to cost reduction measures the Company has introduced, which will have a larger impact as the year continues.

Key areas of expenditures include wages and salaries where the company spent $1,900,261 in 2009 while the 2008 period was $1,556,305; legal and professional fees, including accounting, audit and investment banking services, decreased to $272,186 in 2009 from $445,556 in 2008; travel decreased to $127,751 from $154,604; rent increased to $155,139 in 2009, from $126,449; and marketing increased to $274,132 from $214,894 in 2008, mainly due to reclassification of consultants.

Operating Income/Loss. Earnings before Interest, Tax, Depreciation and Amortization (EBITDA) for the period, without non-cash charges for stock and options and exchange rate movements, were a loss of $1,344,083 in 2009 against $1,953,249 for the 2008 Period, an improvement of 31.2%. The Company produced an operating loss for the period of $1,749,441 (which, when adjusted for non-cash charges, becomes $1,371,723) against a loss of $2,285,696 in 2008.

Interest Expense. Interest expense for the 2009 period was $397,424, of which $128,571 was a non-cash charge relating to the terminal conversion of the debenture, and $255,000 was accrued interest, due for payment in February 2009. Cash interest charges were $13,853, against costs for 2008 of $113,971, all of which were cash charges.

Preferred Dividends. During the 2009 period there was a $31,149 dividend paid on the remaining series A preferred stock versus $46,093 in 2008

Liquidity and Capital Resources

As of January 31, 2009 the Company had negative working capital of $7,552,905 and cash totaling $2,419,477.

The net loss of $2,119,225 generated a cash flow deficit from operations of $839,080 in the 2009 Period, compared to a deficit of $170,754 in 2008. During the 2009 Period, we also invested around $244,000 in assets for use within our various businesses and the completion of two small acquisitions (see note 14 to the financial statements). In the 2009 period, there was a hit to our cash through exchange rate movements which contributed a cash outflow of $385,000, giving an overall cash decrease of around $1,475,000 for the period.

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

As of October 31, 2008, the Company exceeded the $6M limit for working capital purposes, and therefore was not in compliance under the terms of the debenture. On March 16, 2009, the Company and the Noteholder have entered into a Cash Control Framework Agreement, pursuant to which it is assumed that, subject to the Company being fully compliant with the terms of this agreement and those set out in the Transaction Documents entered into between the Company and the Noteholder on February 21, 2008, no adverse actions will be taken by the Noteholder. The agreement provides, among other things, for the placement of approximately $2.15 million into a segregated cash account.  Under the terms of the agreement, we may request the release of funds from the account from time to time for working capital purposes subject to the Noteholder's consent and agreed upon terms and conditions. Under the terms of the agreement, we must also adhere to a strict cost cutting program which involves reducing our SG&A, R&D and capital expenditure by an annualized $3.35 million.

Our plan to move from loss to profit is based upon intensifying our focus on Echoscope™ applications generally, as well as reducing costs considerably from last year’s total. In the short term, our plan involves, specifically:

•
Continuing to sell our current range of products into a mixture of commercial, defense and security markets, increasing sales of these products over the course of this financial year - we have seen strong growth recently.

•
Continuing to develop and sell complete turnkey systems based around our leading Echoscope™ 3-D technology, to open markets in law enforcement and inspection - a great deal of our R&D expenditure has been directed towards refining our product with a view to completing sales this year that are currently in our pipeline.

•
Continuing to deliver to the Coast Guard on the next stage contract, which we were awarded in February. Work on stage 3 has already begun in the second quarter of this year and continues until at least the end of the financial year.

•	Delivering on our first port security solution contract through the provision of our unique 3-D technology and other products and services, enabling us to provide complete solutions.

•	Leveraging our subsidiaries to take advantage of our lead in underwater sonar technology by cross marketing all group products and services from each company.

•	Continuing to review and refocus our cost base where necessary to achieve a cost level commensurate with our current level of activity.

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

The Company’s operations are split between the United States and United Kingdom through its wholly-owned subsidiaries, with a significant proportion of revenues and costs incurred outside of the US. As a result, fluctuations in currency exchange rates may significantly affect the Company's sales, profitability and financial position when the foreign currencies of its international operations are translated into U.S. dollars for financial reporting. In additional, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may, or will, affect the Company's business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

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

Secured Convertible Debentures

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

In August 2008, we notified the Noteholder that we believed that we would be unable to use the $6,000,000 in the manner agreed to under the terms of the Notes. In response, the Noteholder orally consented to the use of an additional $2 million of the $6,000,000 for general working capital purpose. In January 2009, we notified the Noteholder that the balance of the $6,000,000 had fallen below $4 million. On March 16, 2009, the Company and the Noteholder have entered into a Cash Control Framework Agreement, pursuant to which it is assumed that, subject to the Company being fully compliant with the terms of this agreement and those set out in the Transaction Documents entered into between the Company and the Noteholder on February 21, 2008, no adverse actions will be taken by the Noteholder. The agreement provides, among other things, for the placement of approximately $2.15 million into a segregated cash account.  Under the terms of the agreement, we may request the release of funds from the account from time to time for working capital purposes, subject to the Noteholder’s consent and agreed upon terms and conditions. Under the terms of the agreement, we must also adhere to a strict cost cutting program which involves reducing our SG&A, R&D and capital expenditure by an annualized $3.35 million. We believe that the terms of this agreement will provide us with sufficient liquidity to operate for fiscal 2009.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during fiscal 2009 or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Other than disclosed herein, we presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of October 31, 2008.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

We are in the process of putting improved procedures in place to remedy the various shortcomings in  the Company’s disclosure controls and procedures.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits

10.27	Cash Control Framework Agreement dated March 16, 2009 by and between the Company, The Royal Bank of Scotland and Greenhouse Investment Limited*

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

•	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended October 31, 2008, filed March 18, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coda Octopus Group, Inc. (Registrant)

Date: March 23, 2009	/s/ Jason Reid
Jason Reid
President and Chief Executive Officer

Date: March 23, 2009	/s/ Jody E. Frank
Jody Frank
Chief Financial Officer