Form 10-K/A
period 2008-10-31
Coda Octopus Group, Inc.
filed 2009-04-01
CIK 1334325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K/A

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
NONE
Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK, $0.001 PAR VALUE PER SHARE

s	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
s	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
s
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

s
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

s	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
s	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
s	State issuer's revenues for its most recent fiscal year. $16,968,922
s
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the April 30, 2008, representing the last business day of the registrant’s most recently completed second fiscal quarter: approximately $7 million. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

s	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,897,358 as of March 13, 2009.

EXPLANATORY NOTE

This Form 10-K/A is being filed to amend the Annual Report of Coda Octopus Group, Inc. (the “Company”) on Form 10-KSB for the fiscal year ended October 31, 2008   filed with the Securities & Exchange Commission on March 18, 2009 (“Original Filing”).  Specifically, it clarifies and revises the disclosure of  the Company’s Cash Control Framework Agreement  entered into with its Convertible Secured Noteholder on March 16, 2009.  In addition, certain Item headings have been changed to conform to the requirements of Regulation  S-K and the instructions to SEC  Form 10-K.

We have not updated the information contained herein for events occurring subsequent to March 18, 2009, the filing date of the Original Filing.  No other information in the Original Filing is amended hereby.   In addition, the exhibit list in Item 15 of Part IV has not been updated except to reflect currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

s
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

s
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

w
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

s
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

s	Expansion into new geographies like North America and Western Europe.

s	Expansion into new commercial markets like commercial marine survey and underwater construction with innovative products.

s	Recent sole source classification for one of our products and its derivatives by certain government procurement agencies.

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

The Echoscope™ has a very wide range of applications including:

s	inspection of harbor walls;

s	inspection of ship hulls;

s	inspection of bridge pilings;

s	ROV navigation (obstacle avoidance);
s	AUV navigation and target recognition (obstacle avoidance);

s	construction - pipeline touchdown placement and inspection;

s	obstacle avoidance navigation;

s	bathymetry (measurement of water depth to create 3D terrain models);

s	monitoring underwater construction;

s	underwater intruder detection;

s	dredging and rock dumping;

s	contraband detection;

s	locating and identifying objects undersea, including mines.

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

s	Coda Octopus Products - nine persons distributed between the UK and Florida, USA
s	Coda Octopus Martech - two full time and one part time based in Weymouth, UK
s	Coda Octopus Colmek – three full time staff
s	Coda Octopus Innalogic - one staff member based in New York City, USA
s	Port Security Group - currently being developed by Group-level staff
s	Group level – two members of staff, one based in New York City, USA and one based in St Petersburg, Florida, USA

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

s	Product: The extension of our product line (particularly Echoscope™) through adding value to produce higher added functionality products (eg. UIS™, the Company’s Underwater Inspection System).

s	Price: The maintenance and enhancement of profit margin through value add (as described above).

s
Place: The use of strategic partnerships, at the higher value end of the market, particularly to provide solutions rather than product (eg. the provision, through partnership, of a complete port security solution to a major port), and the use of existing and new sales agents to provide sales leads for lower value but very important “pure” product sales.

s	Promotion: The attendance and illustration of our capabilities at trade shows, use of customer mailing, advertising and trade public relations.

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

s
Flagship Government Relations, a lobbying firm based in Washington, D.C., is assisting in reaching government officials and government agencies to assist with funding towards the use of our products in port security applications;

s	CJ Strategies, a lobbying firm based in Washington, DC, is assisting in reaching the US Navy and has strong connections with the state of California;
s	The Grossman Group, LLC, a lobbying firm based in Washington, D.C, is assisting in helping to gain governmental support for our operations in Utah;
s	Dan Tate, LLC, a lobbying firm based in Washington, D.C., is assisting in helping to gain governmental support for our operations in Panama City.

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

s
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

s	Patent No. 6,532,192 concerns “Subsea Positioning System and Apparatus”, recorded in the US Patent Office. This patent relates to subsea positioning system and apparatus.

In addition, we have applied for the following patents:

s	Application number US2008043572 concerns the “Method of constructing mathematical representations of objects from reflected sonar signals”;
s	Application number US11760417 concerns “Combined pressure compensator and cooling unit”;
s	Application number US11676427 concerns “Patch test for 3D sonar data”;
s	Application number US61026163 concerns “2D sonar beamforming using a real-time 3D sonar”;
s	Application number US12061298 concerns “Acoustic coating”;
s	Application number US12103839 concerns “Fast averaged volumetric rendering of large sets polar/range data using minimal intermediate storage”; and
s	Application number US12138702 concerns “Edge enhancement of 2D polar range data using a common cartesian coordinate system”.

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

Employees

As of the date hereof, we have 114 employees:

s	6 are employed in research and development in our Bergen facility
s	10 are employed in research and development in Edinburgh

s	20 are employed in sales, marketing, production and administration in Edinburgh

s	8 are employed in management and administration at our New York City office

s	3 are employed in product development, sales and support in New York City

s	10 are employed in sales, marketing and support at our Florida office

s	2 are employed in Government Relations at our Washington, DC, office

s	38 are employed in Weymouth

s	17 are employed in Colmek in Salt Lake City, the main categories of employees being engineers and technician.

A large majority of our employees have a background in science, technology and engineering, with a substantial part being educated to degree and PhD level. None of our employees are members of any union, and we have not experienced organized labor difficulties in the past.

ITEM 2.            PROPERTIES

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

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

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

s
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

s
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

s
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

s
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

s	Other applications, such as shallow water hydrography underwater logging, debris survey and treasure hunting.

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

s
First mover advantage in 3D sonar markets based on our patented technology, our research and development efforts and extensive and successful testing in this area that date back almost two decades as well as broad customer acceptance.

s	Early recognition of need for 3D real-time sonar in defense/security applications.
s	Expansion into new geographies like North America and Western Europe.
s	Expansion into new commercial markets like commercial marine survey with innovative products.
s	Recent sole source classification for one of our products and its derivatives by certain government procurement agencies.

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

In August 2008, we notified the Noteholder that we believed that we would be unable to use the $6,000,000 in the manner agreed to under the terms of the Notes. In response, the Noteholder orally consented to the use of an additional $2 million of the $6,000,000 for general working capital purpose. In January 2009, we notified the Noteholder that the balance of the $6,000,000 had fallen below $4 million. On March 16, 2009, we entered into a Cash Control Framework Agreement with the Noteholder pursuant to which it is assumed that, subject to the Company being fully compliant with the terms of this agreement and those set out in the Transaction Documents entered into between the Company and the Noteholder on February 21, 2008, no adverse actions will be taken by the Noteholder. The agreement provides, among other things, for the placement of approximately $2.15 million into a segregated cash account.  Under the terms of the agreement, we may request the release of funds from the account from time to time for working capital purposes, subject to the Noteholder’s consent and agreed upon terms and conditions. Under the terms of the agreement, we must also adhere to a cost cutting program which involves reducing our selling, general and administrative, research and development  and capital expenditure by an annualized $3.35 million. We believe that the terms of this agreement will provide us with sufficient liquidity to operate for fiscal 2009.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index of Financial statements following Part III of this Report for a listing of the Company’s financial statements and notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

s
be directly responsible for the appointment, compensation and oversight of the independent auditor, which shall report directly to the Audit Committee, including resolution of disagreements between management and auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;

s	oversee management’s preparation of the Company’s financial statements and management’s conduct regarding the accounting and financial reporting processes;

s	oversee management’s maintenance of internal controls and procedures for financial reporting;

s	oversee the Company’s compliance with applicable legal and regulatory requirements, including without limitation, those requirements relating to financial controls and reporting;

s	oversee the independent auditor’s qualifications and independence;

s	oversee the performance of the independent auditors, including the annual independent audit of the Company’s financial statements;

s	prepare the report required by the rules of the SEC to be included in the Company’s proxy statement; and

s
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

ITEM 11. EXECUTIVE COMPENSATION

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

s	the unpaid portion of his or her base salary;
s	reimbursement for out-of-pocket expenses;
s	continued insurance benefits to the extent required by law;
s	payment of any vested but unpaid rights as required by any bonus or incentive pay or stock plan or any other employee benefit plan; and
s	any unpaid bonus or incentive compensation that was approved (except in the case of termination for cause).

In the event his or her termination is by the Company without cause or by Executive for good reason, he or she shall be entitled to the Minimum Termination Pay and Benefits in addition to the following:

s
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

s
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

s
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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

s
As a result of a series of loan transactions, at October 31, 2005 we owed an amount of $81,107 to Fairwater Technology Group Limited, a UK company, of which Mr. Reid is a Director and Principal Stockholder. A summary of material charges and payments between the two entities follows – note that none of these transactions was interest bearing:

s	An additional $10,491 in cash was loaned to us by Fairwater Technology Group in April 2006.

s
Of the balance outstanding, $91,418 was converted into Series A Preferred Stock at April 30, 2006 (which has since been converted into shares of our common stock). Allowing for a currency translation gain of $177, this left a balance due to Fairwater of $878 which was repaid in cash on July 31, 2007.

s
Dividends due to Fairwater on series A preferred stock, before its conversion on March 25, 2007, were not paid but recognized as a loan from Fairwater to the Company, bearing no interest. This left an amount of $105,685 owed by the Company to Fairwater at October 31, 2007.

s	This amount was repaid to Fairwater over the year, leaving no balance outstanding at October 31, 2008.

s
At October 31, 2005 we owed an amount of $67,435 to Weight Management (UK) Limited, a UK company of which Mr. Reid is a Director and Principal Stockholder, for services rendered, including administration, internet hosting, office facilities and health insurance. This amount was reduced as follows – note that none of these transactions was interest bearing:

s
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

s
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

s
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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

DATE: March 31, 2009	CODA OCTOPUS GROUP, INC.
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

	Signature	Title	Date

/s/	Jason Lee Reid	Director and Chief Executive Officer	March 31, 2009
(Principal Executive Officer)

/s/	Jody Frank	Director and Chief Financial Officer	March 31, 2009
(Principal Financial and Accounting Officer)

/s/	Paul Nussbaum	Chairman	March 31, 2009

/s/	Rodney Peacock	Director	March 31, 2009

/s/	Frank Moore	Director	March 31, 2009

/s/	Faith Griffin	Director	March 31, 2009

Nick Franks	Director	March ___, 2009

CODA OCTOPUS GROUP, INC.

INDEX TO FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED CERTIFIED	F-1
PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2008 and 2007	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED OCTOBER 31, 2008 and 2007	F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED OCTOBER 31, 2008	F-4

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR YEARS ENDED OCTOBER 31, 2008 and 2007	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 - F-26

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

As discussed in Note 16 to the financial statements, the Company has failed to comply with certain covenants in connection with the secured convertible debt. Subsequent to the date of the financial statements, the Company and the noteholder entered into an agreement, whereby the noteholder agreed not to undertake any adverse actions against the Company, subject to the Company complying with the terms of the agreement.

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

As of October 31, 2008, the Company exceeded the $6M limit for working capital purposes, and therefore was not in compliance under the terms of the debentures.  On March 16, 2009, the Company and the Noteholder have entered into a Cash Control Framework Agreement, pursuant to which it is assumed that, subject to the Company being fully compliant with the terms of this agreement and those set out in the Transaction Documents entered into between the Company and the Noteholder on February 21, 2008, no adverse actions will be taken by the Noteholder. The agreement provides, among other things, for the placement of approximately $2.15 million into a segregated cash account.  Under the terms of the agreement, we may request the release of funds from the account from time to time for working capital purposes subject to the Noteholder's consent and agreed upon terms and conditions. Under the terms of the agreement, we must also adhere to a  cost cutting program which involves reducing selling, general and administrative expenses and research and development and capital expenditures by an annualized $3.35 million.