Form 10-Q
period 2009-04-30
Coda Octopus Group, Inc.
filed 2009-06-19
CIK 1334325

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52815

CODA OCTOPUS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-200-8348
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

164 West, 25th Street, 6R, New York	10001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(212) 924-3442

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
Yes ☐ No ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of June 12, 2009: 49,000,244.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CODA OCTOPUS GROUP, INC.
CONDENSED   CONSOLIDATED BALANCE SHEET
APRIL 30, 2009 (UNAUDITED) AND OCTOBER 31, 2008

	April 30, 2009 (Unaudited)	October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$179,383	$3,896,149
Restricted cash, Note 2	1,505,837	1,017,007
Short-term investments, Note 4	68,000	153,000
Accounts receivable, net of allowance for doubtful accounts	2,584,084	2,589,174
Inventory	3,010,876	2,317,322
Due from related parties, Note 13	11,619	54,166
Unbilled receivables, Note 3	964,836	518,326
Other current assets, Note 5	211,142	407,080
Prepaid expenses	347,950	385,831

Total current assets	8,883,727	11,338,055

Property and equipment, net, Note 6	378,143	355,909
Deferred financing costs, net of accumulated amortization of $268,096 in 2009 and $181,596 in 2008, Note 12	1,426,797	1,513,297
Goodwill and other intangible assets, net, Note 7	4,298,459	3,832,023

Total assets	$14,987,126	$17,039,284

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$1,907,240	$1,159,849
Accrued expenses and other current liabilities	1,882,950	2,347,522
Deferred revenues, Note 3	223,454	268,650
Deferred payment related to acquisitions, Note 14	208,586	-
Accrued dividends on Series A preferred stock	38,108	53,874
Due to related parties, Note 13	-	41,904
Loans and notes payable, short term, Note 12	12,802,982	12,358,597

Total current liabilities	17,063,320	16,230,396

Loans and notes payable, long term, Note 12	157,382	162,700

Total liabilities	17,220,702	16,393,096

Deficiency in stockholders' equity, Note 8:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 6,287 series A issued and outstanding, as of April 30, 2009 and October 31, 2008 respectively	6	6
Common stock, $.001 par value; 150,000,000 shares authorized, 49,000,244 and 48,853,664 shares issued and outstanding as of April 30, 2009 and October 31, 2008 respectively	49,000	48,854
Common stock subscribed	120,000	131,790
Additional paid-in capital	51,743,418	51,433,049
Accumulated other comprehensive loss	(1,028,827)	(1,317,696)
Accumulated deficit	(53,117,173)	(49,649,815)

Total deficiency in stockholders' equity	(2,233,576)	646,188

Total liabilities and deficiency in stockholders' equity	$14,987,126	$17,039,284

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE   THREE AND SIX MONTHS ENDED APRIL 30, 2009 and 2008
(UNAUDITED)

	For the three months	For the three months	For the six months	For the six months
	ended April 30,	ended April 30,	ended April 30,	ended April 30,
	2009	2008	2009	2008

Net revenue	$4,307,447	$5,096,684	$7,506,553	$8,223,915

Cost of revenue	1,575,788	1,306,776	3,017,935	2,949,552

Gross profit	2,731,659	3,789,908	4,488,618	5,274,363

Research and development	456,477	764,308	1,060,158	1,453,501
Selling, general and administrative expenses	2,223,628	2,802,193	5,126,347	5,859,122
Debt modification cost	162,832	-	162,832	-

Operating income (loss)	(111,278)	223,407	(1,860,719)	(2,038,260)

Other income (expense)

Other income	3,547	44,368	31,187	49,225
Interest expense	(426,814)	(455,334)	(824,238)	(569,305)
Impairment of investment in short term investment	(782,000)	-	(782,000)	-

Total other income (expense)	(1,205,267)	(410,966)	(1,575,051)	(520,080)

Loss before income taxes	(1,316,545)	(187,559)	(3,435,770)	(2,558,340)

Provision for income taxes	-	-	-	-

Net loss	(1,316,545)	(187,559)	(3,435,770)	(2,558,340)

Preferred Stock Dividends:
Series A	(439)	(28,931)	(31,588)	(75,024)

Net Loss Applicable to Common Shares	$(1,316,984)	$(216,490)	$(3,467,358)	$(2,633,364)

Loss per share, basic and diluted	(0.03)	(0.00)	(0.07)	(0.05)

Weighted average shares outstanding	49,000,244	48,317,993	48,950,494	48,283,808

Comprehensive loss:

Net loss	$(1,316,545)	$(187,559)	$(3,435,770)	$(2,558,340)

Foreign currency translation adjustment	(18,531)	(4,289)	(408,131)	(121,950)
Unrealized loss on investment	-	(195,500)	-	(382,500)

Comprehensive loss	$(1,335,076)	$(387,348)	$(3,843,901)	$(3,062,790)

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED APRIL 30, 2009
(UNAUDITED)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Loss	Deficit	Total
Balance, October 31, 2008	6,287	$6	-	$-	48,853,664	$48,854	131,790	$51,433,049	$(1,317,696)	$(49,649,815)	$646,188

Stock issued for compensation					146,580	147	(11,790)	$30,163			$18,520

Fair value of options issued for compensation								$280,206			$280,206

Preferred stock dividends Series A										$(31,588)	$(31,588)

Foreign currency translation adjustment									$(408,131)		$(408,131)

Realized gain from marketable securities									$697,000		$697,000

Net loss										$(3,435,770)	$(3,435,770)

Balance April 30, 2009	6,287	$6	-	$-	49,000,244	$49,000	$120,000	$51,743,418	$(1,028,827)	$(53,117,173)	$(2,233,576)

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2009 and 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,435,770)	$(2,558,340)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	291,953	253,155
Stock based compensation	298,726	196,189
Financing costs	767,143	395,430
Impairment of investment in marketable securities	782,000	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	106,836	136,313
Inventory	(658,302)	203,795
Prepaid expenses	37,880	16,843
Other receivables	(197,986)	(407,638)
Increase (decrease) in:
Accounts payable and accrued expenses	741,698	(492,299)
Due to related parties	(41,904)	(169,784)

Net cash used in operating activities	(1,307,726)	(2,426,336)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(52,814)	(63,154)
Purchases of intangible assets	-	(97,827)
Increase in restricted cash	(488,830)	-
Acquisitions	(214,317)	(763,936)
Cash acquired from acquisitions	877	-

Net cash used in investing activities	(755,084)	(924,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments for) proceeds from loans, net	(1,019,124)	10,437,753
Preferred stock dividend paid	(47,354)	(64,491)

Net cash (used in) provided by financing activities	(1,066,478)	10,373,262

Effect of exchange rate changes on cash	(587,478)	(214,460)

Net decrease in cash	(3,716,766)	6,807,549

Cash and cash equivalents, beginning of period	3,896,149	916,257

Cash and cash equivalents, end of period	$179,383	$7,723,806

Cash paid for:
Interest	$1,077,095	$282,805
Income taxes	-	-

Supplemental Disclosures:

During the six months ended April 30, 2009, 146,580 shares of common stock were issued, 43,694 of which were subscribed for in the year ended October 31, 2008, and the other 102,886 shares were issued as payment of $18,520 of compensation.

During the six months ended April 30, 2008, 37,488 shares of common stock were issued as payment of $3,250 of compensation that was earned, $4,200 of non-cash financing charges and $35,016 of Series A preferred stock dividends.

Acquisition of Tactical Intelligence

Equipment, net	$5,000
Customer relationships acquired	60,000
Non-compete agreements acquired	50,000
Goodwill	135,000
Deferred payments	(125,000)
Cash paid for acquisition	$125,000

Acquisition of Dragon Design Ltd

Current assets acquired	$147,039
Equipment, net	51,336
Current liabilities assumed	(201,166)
Customer relationships acquired	29,740
Non-compete agreements acquired	29,740
Goodwill	282,533
Cash acquired	877
Deferred payments	(250,782)
Cash paid for acquisition	$89,317

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six month period ended April 30, 2009, are not necessarily indicative of the results that may be expected for the year ended October 31, 2009. The unaudited condensed financial statements should be read in conjunction with the consolidated October 31, 2008 financial statements and footnotes thereto included in the Company’s 10K filed on March 18, 2009 with the Securities Exchange Commission (SEC) as amended.

Business and Basis of Presentation

Coda Octopus Group, Inc. (”we”, “us”, “our company” or “Coda”), a corporation formed under the laws of the State of Florida in 1992 (since re-domiciled to Delaware in 2004), is a developer of underwater technologies and equipment for imaging, mapping, defense and survey applications. We are based in New York, with research and development, sales and manufacturing facilities located in the Utah, the United Kingdom and Norway, and additional sales locations in Florida and Washington, D.C.

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

Accounts Receivable

We periodically review our trade receivables in determining our allowance for doubtful accounts. Allowance for doubtful accounts was nil for the period ended April 30, 2009 and $74,897 for the year ended October 31, 2008.

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of April 30, 2009:

		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Short term Investment	$68,000	$68,000
Total	$68,000	$68,000	-	-
Liabilities:
Notes Payable	$12,800,786	$12,800,786	-	-
Total	12,800,786	12,800,786	-	-

With the exception of assets and liabilities included within the scope of FSP FAS No. 157-2, the Company adopted the provisions of SFAS No. 157 prospectively effective as of the beginning of the year ended October 31, 2008.  For financial assets and liabilities included within the scope of FSP FAS No. 157-2, the Company will be required to adopt the provisions of SFAS No. 157 prospectively as of the year beginning November 1, 2009.  The adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations, and the Company do not believe that the adoption of FSP FAS No. 157-2 will have a material impact on our financial position or results of operations.

The fair value of the short term investments and notes payable at April 30, 2009 was grouped as Level 1 valuation as the market price was readily available, and there has been no change to the fair value at April 30, 2009.

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

Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method. Inventory is comprised of the following components at April 30, 2009 and October 31, 2008:

	2009	2008
Raw materials	$1,324,473	$1,917,566
Work in process	164,219	113,942
Finished goods	1,522,185	285,814

Total inventory	$3,010,876	$2,317,322

Property and Equipment

We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to four years, the estimated useful lives of the property and equipment.

Long-Lived Assets

We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment loss was recognized during the period ended April 30, 2009 or the year ended October 31, 2008.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Research and Development

Research and development costs consist of expenditures for the present and future patents and technology, which cannot be capitalized. We are eligible for United Kingdom tax credits related to our qualified research and development expenditures. Tax credits are classified as a reduction of research and development expense. We recorded no tax credits during the period ended April 30, 2009 or the year ended October 31, 2008.

Marketing

We charge the costs of marketing to expense as incurred. For the period ended April 30, 2009 marketing costs were $460,779 and $1,237,175 for the year ended October 31, 2008.

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

Deferred Financing Costs

Deferred financing costs primarily include debt issuance costs incurred by the Company in connection with the issuance of convertible debt in February 2008 (see Note 12). Amortization is provided on a straight-line basis over the terms of the respective debt instruments to which the costs relate and is included in interest expense. Deferred financing cost expense was $86,500 and $181,596 in the period ended April 30, 2009 and the year ended October 31, 2008, respectively.

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

Per share basic and diluted net loss amounted to $0.07 and $0.05 for the periods ended April 30, 2009 and 2008, respectively. For the periods ended April 30, 2009 and 2008, 50,571,559 and 48,796,759 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The company has adopted SFAS No. 141(R) for its acquisition in the current quarter.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position, results of operations or cash flows.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future condensed consolidated financial statements.

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company is assessing the impact of this pronouncement on its financial statements.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Liquidity

As of April 30, 2009 we have cash and cash equivalents of $179,383, a working capital deficit of $8,179,593 and a deficiency in stockholders' equity of $2,233,576. For the period ended April 30, 2009, we had a net loss of $3,435,770 and negative cash flow from operations of $1,307,726. We also have an accumulated deficit of $53,117,173 at April 30, 2009.

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

On March 16, 2009, the Company and the holder of the secured convertible debenture (“the Noteholder”) entered into a Cash Control Framework Agreement, pursuant to which it is assumed that, subject to the Company being fully compliant with the terms of this agreement and those set out in the Transaction Documents entered into between the Company and the Noteholder on February 21, 2008, no adverse actions will be taken by the Noteholder. The agreement provides, among other things, for the placement of approximately $2.15 million into a segregated cash account. Under the terms of the agreement, we may request the release of funds from the account from time to time for working capital purposes, subject to the Noteholder’s consent and agreed upon terms and conditions. Under the terms of the agreement, we must also adhere to a strict cost cutting program which involves reducing our SG&A, R&D and capital expenditure by an annualized $3.35 million. We believe that the terms of this agreement will provide us with sufficient liquidity to operate for fiscal 2009.

At April 30, 2009 we have received net advances from this facility of $645,163.

NOTE 3 - CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the balance sheet as Unbilled Receivables of $964,836 and $518,326 as of April 30, 2009 and October 31, 2008 respectively.

Billings in excess of cost and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the balance sheet. These amounts are stated on the balance sheet as Deferred Revenue of $33,334 and $57,513 as of April 30, 2009 and October 31, 2008 respectively.

Revenue received as part of sales of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales, with these amounts amortized over 12 months from the date of sale. These amounts are stated on the balance sheet as Deferred Revenue of $190,120 and $211,137 as of April 30, 2009 and October 31, 2008 respectively.

NOTE 4 - INVESTMENTS

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the year ended October 31, 2007, the Company received marketable securities in settlement of $533,147 loan and $316,853 of accounts receivable. As of October 31, 2008, the Company had an investment of $153,000 that was considered available-for-sale for financial reporting purposes which included an unrealized loss of $697,000 included in the determination of comprehensive loss. As of April 30, 2009, this investment had a value of $68,000, with an unrealized loss of $782,000. This unrealized loss has, until now been included in the determination of comprehensive loss, but, during the period ended April 30, 2009, we have determined that this investment in marketable securities is impaired because we believe that the fair market value of the investment has permanently declined. Accordingly, we have written off the $782,000 during the period ended April 30, 2009. The remaining fair value of this investment is $68,000 as of April 30, 2009.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - OTHER CURRENT ASSETS

Other current assets on the balance sheet total $211,142 and $407,080 at April 30, 2009 and October 31, 2008 respectively. These totals comprise the following:

	2009	2008
Deposits	$86,955	$110,548
Value added tax (VAT)	26,622	262,090
Other receivable	97,565	34,442

Total	$211,142	$407,080

NOTE 6 - FIXED ASSETS

Property and equipment at April 30, 2009 and October 31, 2008 is summarized as follows:

	2009	2008
Machinery and equipment	$1,183,741	$1,076,950
Accumulated depreciation	(805,598)	(721,041)

Net property and equipment assets	$378,143	$355,909

Depreciation expense recorded in the statement of operations for the period ended April 30, 2009 and year ended October 31, 2008 is $84,876 and $176,147, respectively.

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

The identifiable intangible assets acquired and their carrying value at April 30, 2009 and October 31, 2008 is:

	2009	2008
Customer relationships (weighted average life of 9.2 years)	$784,242	$694,503
Non-compete agreements (weighted average life of 2.8 years)	278,650	198,911
Patents (weighted average life of 10 years)	63,695	63,695
Licenses (weighted average life of 2 years)	100,000	100,000

Total amortized identifiable intangible assets - gross carrying value	1,226,587	1,057,109
Less accumulated amortization	(445,238)	(324,661)

Net	781,349	732,448

Residual value	$781,349	$732,448

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our acquisition of Dragon Design Ltd (“Dragon”) in December 2008 resulted in the valuation of Dragon’s customer relationships and covenants not to compete as intangible assets (see Note 14), which have an estimated useful life of 3 years each, and as such are being amortized on a straight-line basis over that period. In addition, we recognized goodwill of $282,533 that represents the excess of the purchase price we paid over the fair value of Dragon’s net tangible and intangible assets we acquired.

Our acquisition of the assets of Tactical Intelligence, LLC (“Tactical”) In November 2008 resulted in the valuation of Tactical’s customer relationships and covenants not to compete as intangible assets (see Note 14), which have an estimated useful life of 3 years each, and as such are being amortized monthly over that period. In addition, we recognized goodwill of $135,000 that represents the excess of the purchase price we paid over the fair value of Tactical’s net tangible and intangible assets acquired.

Estimated annual amortization expense as of April 30, 2009 is as follows:

2009	$101,498
2010	142,721
2011	130,66 6
2012	75,824
2013 and thereafter	330,640

Total	$781,349

Amortization of patents, customer relationships, non-compete agreements and licenses included as a charge to income amounted to $120,577 and $189,621 for the period ended April 30, 2009 and year ended October 31, 2008, respectively. Goodwill is not being amortized.

As a result of the acquisitions of Martech, Colmek, Dragon and Tactical, the Company has goodwill in the amount of $3,517,108 as of April 30, 2009 and $3,099,575 as of October 31, 2008. The changes in the carrying amount of goodwill for the period ended April 30, 2009 and year ended October 31, 2008 are recorded below.

	2009	2008
Beginning goodwill balance at November 1	$3,099,575	$3,099,575
Goodwill recorded upon acquisition	417,533	-

Balance at April 30, 2009 and October 31, 2008	$3,517,108	$3,099,575

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

NOTE 8 - CAPITAL STOCK

The Company is authorized to issue 150,000,000 shares of common stock with a par value of $.001 per share. As of April 30, 2009 and October 31, 2008, the Company has issued and outstanding 49,000,244 shares and 48,853,664 shares of common stock, respectively. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $.001 per share. We have designated 50,000 preferred shares as Series A preferred stock and 50,000 preferred shares as Series B preferred stock. The remaining 4,900,000 shares of preferred stock is undesignated. There were 6,287 Series A preferred shares outstanding at April 30, 2009 and October 31, 2008 respectively, and nil Series B preferred shares outstanding at the same dates.

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

During the year ended October 31, 2008, we issued 200 shares of Series A Preferred Stock, which were subscribed for in March 2007 and converted 320 shares of Series A Preferred Stock into 32,000 shares of common stock. The total of Series A preferred stock outstanding is 6,287 shares at October 31, 2008 and April 30, 2009, convertible into 1,013,670 shares of common stock.

Series B Preferred Stock

We designated 50,000 shares of our preferred stock, par value $.001, as Series B Preferred Stock. The Series B Preferred Stock ranks junior to our issued and outstanding Series A preferred Stock and senior to all classes of common stock. The Series B Preferred Stock has a dividend rate of 8% per year. The Series B Preferred Stock and accrued dividends are convertible at the option of the holder into shares of our common stock at a conversion price of $1.00 per share. As of October 31, 2008 and April 30, 2009, we have no shares of Series B Preferred Stock outstanding.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Common Stock

During the period ending April 30, 2009 we issued 146,580 shares of common stock, valued at $30,310, to employees, directors and consultants for services, of which $11,790 was subscribed for during the year ending October 31, 2008, leaving a charge for compensation in the period ending April 30, 2009 of $18,520.

During the year ended October 31, 2008 we issued 452,937 shares of common stock, valued at $263,476, to employees, directors and consultants for services. We also issued 38,319 shares as dividends on Series A Preferred Stock, which had accrued over the period August 2006 to April 2008, valued at $41,537. A further 60,000 shares of common stock were issued to an investor, which were subscribed for during the year to October 31, 2007, plus 4,200 shares for financing, and 56,640 shares to an investor on conversion of 320 shares of Series A Preferred stock.

Other Equity Transactions

During the period ended April 30, 2009, we did not issue any common share purchase options. However, options issued in earlier periods vested, resulting in a charge of $280,206 in this period. There were also 210,000 options cancelled connected with staff departures, of which 95,000 were exercisable.

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

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 9 - WARRANTS AND STOCK OPTIONS

Transactions involving stock options and warrants issued are summarized as follows:

	Six months ended April 30, 2009		Year ended October 31, 2008
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	38,339,318	$1.39	36,519,318	$1.29
Granted during the period	-	-	1,870,000	1.36
Terminated during the period	(210,000)	1.32	(50,000)	1.70

Outstanding at the end of the period	38,129,318	$1.39	38,339,318	$1.39

Exercisable at the end of the period	37,066,418	$1.39	37,161,418	$1.39

The number and weighted average exercise prices of stock purchase options and warrants outstanding as of April 30, 2009 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Exercisable
0.50	750,000	2.00	750,000
0.58	400,000	1.92	400,000
1.00	5,795,900	2.07	5,739,800
1.30	16,046,709	2.79	15,186,959
1.50	425,000	2.71	400,250
1.70	14,651,709	2.67	14,549,409
1.80	60,000	3.40	40,000
Totals	38,129,318	2.61	37,066,418

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

For income tax reporting purposes, the Company's aggregate US unused net operating losses approximate $44,600,000 which expire through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $15,168,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

For income tax reporting purposes, the Company's aggregate UK unused net operating losses approximate $7,355,000, with no expiration. The deferred tax asset related to the carry-forward is approximately $2,216,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income tax expense for 2008 represents income taxes on our Norwegian subsidiary.

Components of deferred tax assets as of April 30, 2009 and October 31, 2008 are as follows:

Non-Current	2009	2008

Net Operating Loss Carry Forward	$17,384,000	$16,485,000
Valuation Allowance	(17,384,000)	(16,485,000)

Net Deferred Tax Asset	$-	$-

NOTE 11 - CONTINGENCIES AND COMMITMENTS

Litigation

The Company is currently engaged in a lawsuit involving the former Chief Executive Officer of its subsidiary, Coda Octopus Colmek, Inc. The former CEO claims breach of his employment contract, tortuous interference with his contract, termination in violation of public policy and failure to pay wages when due. He filed a complaint on November 10, 2008 and an amended complaint on December 10, 2008. We answered the amended complaint on December 22, 2008 denying the allegations, raising affirmative defenses and intend to defend ourselves vigorously.  We believe that the final disposition should not have a material adverse effect on our financial position or results of operations.

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

On February 20, 2008, FGI, RBS entered into an inter-creditor agreement with the Company, regulating the priority of each creditor’s debts.

Operating Leases

We occupy our various office and warehouse facilities pursuant to both term and month-to-month leases. Our term leases expire at various times through September 2013. Future minimum lease obligations are approximately $1,756,088, with the minimum future rentals due under these leases as of April 30, 2009 as follows:

2009	$258,894
2010	481,214
2011	444,164
2012	245,138
2013 and thereafter	326,678

Total	$1,756,088

Concentrations

We had no concentrations of purchases of over 5% during either of the period ended April 30, 2009 and year ended October 31, 2008. We had a sales concentration of over 5% for the period ended April 30, 2009 and for the year ended October 31, 2008 due to a sale to a customer for $777,781 and $1,557,130 respectively.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 - NOTES AND LOANS PAYABLE

A summary of notes payable at April 30, 2009 and October 31, 2008 is as follows:
	April 31, 2009	October 31, 2008
The Company has a secured convertible debenture for $12M with a life of 7 years from February 26, 2008, maturing at 130% of face value, and with interest payable every six months, starting in February 2009, at a rate of 8.5%; During the term, the debentures are convertible into our common stock at the option of the Noteholders at a conversion price of $1.05. We may also force the conversion of these Notes into our common stock after two years in the event that we obtain a listing on a national exchange and our stock price closes on 40 consecutive trading days at or above $2.50 between the second and third anniversaries of this agreement; $2.90 between the third and fourth anniversaries of this agreement; and $3.50 after the fourth anniversary of this agreement or where the daily volume weighted average price of our stock as quoted on OTCBB or any other US National Exchange on which our securities are then listed has, for at least 40 consecutive trading days closed at the agreed price. The Company has failed to comply with certain covenants contained in the debenture agreement.
	$12,800,786	$12,348,493

The Company, through its UK subsidiary Coda Octopus Products Ltd has a 7 year unsecured loan note for £100,000; interest rate of 12% annually; repayable at borrower’s instigation or convertible into common stock when the share price reaches $3.	148,598	162,700

The Company through its US subsidiary Coda Octopus Colmek, Inc., has an unsecured loan note payable to a director and former officer of the Company, which is being repaid in the short term.	-	10,104

The Company through its UK subsidiary, Dragon Design Ltd, has an outstanding loan note payable for £14,000 over 36 months, commencing in November 2007, with monthly payments of £454.42 and an annual interest rate of 14.5%. By the end of April 2009, 20 payments remained on this note.	10,980	-

The Company through its UK subsidiary, Dragon Design Ltd, has an unsecured revolving line of credit with their bank for £40,000, which is repayable on demand. The amount outstanding on this line of credit was reduced to zero in February 2009.	-	-

Total	$12,960,364	$12,521,297

Less: current portion	12,802,982	12,358,597

Total long-term portion	$157,382	$162,700

In connection with the secured convertible debenture noted above and the Cash Control Framework Agreement (see below), we carry $1,426,797 deferred financing costs as an asset on the consolidated balance sheet at April 30, 2009, which represents $1,694,893 in financing closing costs we incurred, net of $86,500 in amortization expense for the period ended April 30, 2009 and $181,596 in amortization expense for the year ended October 31, 2008.  We amortize deferred financing costs over the life of the financing facility using the straight line method.

On March 16, 2009, the Company and the holder of the secured convertible debenture (“the Noteholder”) entered into a Cash Control Framework Agreement, pursuant to which it is assumed that, subject to the Company being fully compliant with the terms of this agreement and those set out in the Transaction Documents entered into between the Company and the Noteholder on February 21, 2008, no adverse actions will be taken by the Noteholder. The agreement provides, among other things, for the placement of approximately $2.15 million into a segregated cash account. Under the terms of the agreement, we may request the release of funds from the account from time to time for working capital purposes, subject to the Noteholder’s consent and agreed upon terms and conditions. Under the terms of the agreement, we must also adhere to a strict cost cutting program which involves reducing our SG&A, R&D and capital expenditure by an annualized $3.35 million. We believe that the terms of this agreement will provide us with sufficient liquidity to operate for fiscal 2009.

NOTE 13 - RELATED PARTY TRANSACTIONS

We have been indebted to various related parties for advances for payments of operating expenses and dividends. These related parties include our biggest shareholder and other entities controlled by this shareholder. Advances are non interest bearing and are due on demand. At the end of the period ending April 30, 2009, nil was due to related parties, compared with $41,904 for the year ending October 31, 2008.

We are also owed by related parties a sum of $11,619 at April 30, 2009 compared to $54,166 at October 31, 2008.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 - ACQUISITIONS

Acquisition of Tactical Intelligence

In November 2008, the Company formed a new subsidiary called Coda Octopus Tactical Intelligence, Inc. (“Tactical”) to facilitate our entry into the counter-terrorism and anti-piracy training markets, which we believe are integral to our efforts to help major customers deploy real time 3D sonar systems in hot spots around the world.  On November 10, 2008, Tactical acquired the assets of Tactical Intelligence International, LLC and Tactical Executive Services, LLC, which consisted of some plant and machinery, valued at $5,000, customer relationships, valued at $60,000, non-compete agreements, valued at $50,000, and goodwill, valued at $135,000.The purchase price consisted of an initial cash outlay of $125,000, a convertible promissory note in the amount of $125,000 due on November 10, 2009, and 50,000 options to acquire common shares of Coda Octopus Group, Inc., which are due to be issued in June 2009. As part of the transaction we acquired the services of two specialists in the field of real world security training for domestic and international military units and government agencies to spearhead this drive. These individuals have designed or led more than 50 such training programs throughout the world since September 11, 2001, using up to 100 freelance specialists on a contract basis. The expertise of this part of the Group will be used to leverage our Echoscope and UIS capabilities in sales and training.

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

The intangible assets acquired consisted of customer relationships and non-compete agreements, which have an estimated useful life of 3 years each and as such will be amortized monthly over those periods. Goodwill of $135,000 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

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

Current assets acquired	$147,039
Equipment, net	51,336
Current liabilities assumed	(201,166)
Customer relationships acquired	29,740
Non-compete agreements acquired	29,740
Goodwill	282,533
Cash acquired	877
Total purchase price	$340,099

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The intangible assets acquired, comprising customer relationships and non-compete agreements, have an estimated useful life of 3 years each and as such will be amortized monthly over those periods. Goodwill of $282,533 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

The following unaudited pro forma results of operations for the period ended April 30, 2009 assume that the acquisition of Dragon occurred on November 1, 2008. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they are necessarily indicative of future results of operations.

2009

Revenue	$7,638,252
Net loss	(2,546,002)
Loss per common share	$(0.05)

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

There are inter-segment sales between our engineering contracting businesses and our products businesses.

The following table summarizes segment asset and operating balances by reportable segment.

	Contracting	Products	Corporate	Totals
Revenues	$3,805,323	$2,607,058	$1,094,173	$7,506,553
Operating profit/(loss)	97,432	1,029,483	(2,987,635)	(1,860,720)
Identifiable assets	5,912,632	3,000,278	6,074,216	14,987,126
Capital expenditure	259,250	10,237	33,327	302,814
Selling, general & administrative	1,569,180	986,180	2,570,987	5,126,347
Depreciation & amortization	151,837	31,006	109,109	291,953
Interest expense	7,342	13,295	803,601	824,238

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

Information concerning principal geographic areas is presented below according to the area where the activity is taking place for the period ended April 30, 2009 and the year ended October 31, 2008:

	2009	2008
Revenues:
United States	$2,384,933	$7,362,966
United Kingdom	4,027,448	9,605,956
Corporate and other	1,094,173	-
Total Revenues	$7,506,553	$16,968,922

Assets:
United States	$4,512,475	$4,357,042
United Kingdom	4,400,435	5,478,233
Corporate and other	6,074,216	7,204,009
Total Assets	$14,987,126	$17,039,284

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 16 - SUBSEQUENT EVENTS

On May 13, 2009, the Company entered into an agreement with Pacific Wave Partners LLC, an investment bank, to raise $7m in new equity, on a best efforts basis, with the aim of providing new working capital for the Company and some potential debt repayment.

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

Shortly after September 11, 2001, management was introduced to, and in December 2002 completed the acquisition of, OmniTech AS, a Norwegian Company that had developed and patented a prototype system called the Echoscope™. The Echoscope permits accurate three-dimensional visualization, measurement, data recording and mapping of underwater objects – in effect, the ability to “see” an object underwater in real time.

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

The Company believes that the largest potential markets for real-time 3D sonar are with government authorities both in the US and throughout the world. Here in the US, the Company has deployed systems Jacksonville Sheriff , FL, and in Contra Costa County, CA, with immediate interest in at least six additional locations. Overseas the Company has deployed systems in Korea, Japan, the United Kingdom and the Middle East, and has significant opportunities in Germany, Singapore, Malaysia and the Netherlands. Our main challenges are the long lead times in purchasing cycles, the current economic environment, and the initial adoption of new technology, which can take several years to effect.

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

Results of Operations

Introduction

The period ending April 30, 2009 contained two new operations, that of Coda Octopus Tactical Intelligence, Inc and Dragon Design Ltd, both of which were acquired during the period. This should be taken into account when comparing the quarter with the period ending April 30, 2008.

Recent Developments

Cash Framework Agreement

On March 16, 2009 the Company entered a “Cash Framework Agreement” with RBS (the debt holder) which created a debtor book financing package to allow the Company to obtain up to $2.15M in working capital in exchange for receivables or project financing. As part of the terms of that agreement the Company committed to a cost reduction program (including management pay cuts) to reduce significantly our SG&A, R&D and Capital Expenditure costs. For the year, the Company has targeted combined savings of at least $2.15m, of which $400,000 was expected in the quarter to April 30, 2009. The actual savings for the quarter were $469,000, $69,000 ahead of schedule and more than fulfilling the requirement of the agreement. This is the beginning of a sustained reorganization program which will enable the Company to continue to reduce costs and operate more efficiently.

Reorganization

The Company has undertaken a reorganization program which will separate the operations into two geographic segments (Europe and the Americas), rather than distinct operating companies. The goal is to centralize functions into the engineering companies located in Weymouth, UK (currently Coda Octopus Martech) and Salt Lake City, US (currently Coda Octopus Colmek). The new configuration will operate in a hub and spoke structure with manufacturing, finance, sales and marketing all centralized in the two engineering companies which will represent the European and the US regions respectively. The ‘spokes’ will be small sales offices located in strategic outposts geared completely to creating revenues and performing sales and support functions. The R&D unit will become a more horizontal unit working to make advances in our core technology (3D sonar) while helping to spread these advances across the group, as well as promoting technology advances from other parts of the Group. Our products company in Edinburgh will be focused entirely on the Echoscope™ rollout plan for the various markets the Company has identified. The function of this office will be to oversee productizing, developing, documenting, servicing and delivering the core product to the defined markets. This change will enable manufacturing, sales, marketing and service of all “mature” products to be concentrated in one location, Weymouth, while allowing our strong sales team in Edinburgh to focus on our core technology which represents our largest potential growth engine. Manufacturing of the Echoscope™ will move to Salt Lake City (Colmek) to comply with the Defense Department’s preference to have technology products manufactured domestically. The savings created by these efficiencies will enable the Company to reduce significantly the break-even operating revenue requirement. Although the environment has been challenging, the markets that the Company addresses – engineering, defense, oil and gas, and security – are less affected than many others. The strategy of exploiting our lead in 3D real-time sonar, while tactically streamlining the business to be profitable at a much lower revenue rate, is the operating plan for the foreseeable future. This way, we have preserved and focused our upside potential, while greatly reducing the downside risk by reducing our break-even revenue requirement significantly.

Comparison of Three Months Ended April 30, 2009 (“2009 Period”) to Three Months Ended April 30, 2008 (“2008 Period”)

Revenues. Total revenues for the 2009 period and the 2008 period were $4,307,447 and $5,096,684 respectively. This represented a decrease of $789,237 or 15.5%. Of the 2009 period amount, $244,174, or 5.7%, was generated by the new operations. Our UK revenues were strongly affected by the change in exchange rates between the two periods, moving from $2.00 to £1 last year to $1.47 to £1 this year, reducing our revenues in the 2009 period by $901,226 on a like for like basis. Given a stable exchange rate, our revenues would have increased by $111,989, or 2.2%, from the 2008 period to the 2009 period, a satisfactory performance given the current economic climate. While our products division business has suffered from the reduced oil price, though to a lesser extent more recently, product sales were satisfactory for the time of year. Our engineering businesses, both under new management in the past 12 months, performed significantly better than last year, generating 38.7% of the 2009 period revenues. In addition to better management, this continues to reflect an increased demand for outsourcing as companies downsize their own in-house operations.

Margins. Gross margins were 63.4% in the 2009 period compared with 74.4% for the 2008 period, though the performance in 2008 was extraordinary and weighted by sales of our high-margin Echoscope product. This reflects a healthy mix of sales, generating the sort of margins expected in our best two quarters of the year, which are the second and third quarters in the year. We continue to feel that overall margins for this year will be over 60%.

Research and Development (R&D). R&D costs decreased 40.3% to $456,477 in the 2009 period from $764,308 in 2008. Of this reduction, $166,576 can be attributed to the change in exchange rates, with the other $141,255 attributable to planned cost reductions. Our R&D in the quarter was focused largely on further development of the Echoscope™ and UIS™ tied to the TSWG (US Coast Guard) contract, the third stage of which started in February 2009. Additionally, work continued on productizing different Echoscope™ products, including applications for dredging, underwater construction and security.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the 2009 period decreased to $2,223,628 from $2,802,193 in 2008, or by 20.6%. Removing non-cash charges attributable to stock and option compensation, depreciation and amortization, and exchange rate movements of $300,928 for 2009 and $181,807 for 2008 brings these totals to $1,922,700 and $2,620,386 respectively, or a drop of 26.6% year on year. This is partly due to the drop in exchange rate and also attributable to cost reduction measures the Company has introduced, which will have a larger impact as the year continues.

Key areas of expenditure across R&D and SG&A include wages and salaries, where the Company spent $1,775,417 in 2009 while the 2008 period was $1,794,319; legal and professional fees, including accounting, audit and investment banking services, increased to $208,946 in 2009 from $190,337 in 2008; travel decreased to $54,368 in 2009 from $94,369 in 2008; rent increased to $153,523 in 2009, from $130,913; and marketing decreased to $186,647 from $396,168 in 2008.

Debt Modification Costs. During the 2009 period, we incurred non-recurring costs connected with putting the new Cash Framework Agreement in place with the holder of the convertible bond. These costs amounted to $162,832 against no similar expenditure in 2008.

Operating Income/Loss. Earnings before Interest, Tax, Depreciation and Amortization (EBITDA) for the period, without non-recurring and non-cash charges for stock and options and exchange rate movements, were $293,550 in 2009 against $449,582 for the 2008 Period, a decline of 34.7%. The Company produced an operating loss for the period of $111,278 (which, when adjusted for non-cash and non-recurring charges, becomes a profit of $159,637) against a profit of $223,407 in 2008.

Interest Expense. Interest expense for the 2009 period was $426,814, of which $128,571 was a non-cash charge relating to the terminal conversion of the debenture, and $255,000 was accrued interest, due for payment in August 2009. Cash interest charges were $43,243, in addition to the first year’s interest on the debenture of $1,020,000, which was paid during the period, against costs for 2008 of $455,334, of which $195,150 was accrued interest and $91,350 was a non-cash charge relating to the terminal conversion of the debenture, leaving cash charges of $168,835 for the period.

Preferred Dividends. During the 2009 period there was a $439 dividend paid on the remaining Series A preferred stock versus $28,931 in 2008.

Comparison of Six Months Ended April 30, 2009 (“2009 Period”) to Six Months Ended April 30, 2008 (“2008 Period”)

Revenues. Total revenues for the 2009 period and the 2008 period were $7,506,553 and $8,223,915 respectively. This represented a decrease of $717,362 or 8.7%. Of the 2009 period amount, $525,219, or 7.0%, was generated by the new operations. Our UK revenues were strongly affected by the change in exchange rates between the two periods, moving from $2.00 to £1 last year to $1.47 to £1 this year, reducing our revenues in the 2009 period by $1,502,327 on a like for like basis. Given this, our growth, without acquisitions, would have been around 1.9% from the 2008 period to the 2009 period, a satisfactory performance given the current economic climate. While our products division business has suffered from the reduced oil price, though to a lesser extent more recently, product sales have been satisfactory for the time of year. Our engineering businesses, both under new management in the past 12 months, performed significantly better than last year generating 50.7% of the 2009 period revenues in total, against 36.9% for the 2008 period. In addition to better management, this reflects an increased demand for outsourcing as companies downsize their own in-house operations.

Margins. Gross margins were 59.8% in the 2009 period compared with 64.1% for the 2008 period. The drop is due to the higher proportion of revenues derived from our engineering businesses and a lower rate of sale of our flagship Echoscope product for the 2009 period. The lack of Echoscope™ sales results in our margins being below our targeted 60%. We continue to feel that overall margins for this year will be over 60%.

Research and Development (R&D). R&D costs decreased 27.1% to $1,060,158 in the 2009 period from $1,453,501 in 2008. This partly reflects the drop in exchange rates between the 2009 and 2008 periods, which, while reducing revenues also reduces costs. It also reflects active cost reduction by the Company. Our R&D in the period was focused on further development of the Echoscope™ and UIS™ tied to the TSWG (US Coast Guard) contract, the second stage of which finished in January 2009 and the third stage of which started in February 2009. Additionally, work continued on productizing different Echoscope™ products, including applications for dredging, underwater construction and security.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the 2009 period decreased to $5,126,347 from $5,859,122 in 2008, or by 12.50%. Removing non-cash charges attributable to stock and option compensation, depreciation and amortization, and exchange rate movements of $659,579 for 2009 and $484,890 for 2008 bring these totals to $4,466,768 and $5,374,232 respectively, or a drop of 16.90% year on year. This is partly due to the drop in exchange rate and also attributable to cost reduction measures the Company has introduced, which will have a larger impact as the year continues.

Key areas of expenditure across R&D and SG&A include wages and salaries where the Company spent $3,675,378 in 2009 while the 2008 period was $3,770,879, a decrease of 2.5%; legal and professional fees, including accounting, audit and investment banking services, decreased to $481,132 in 2009 from $658,893 in 2008; travel decreased to $182,119 from $248,972; rent increased to $308,662 in 2009, from $257,362 and marketing decreased to $460,779 from $611,062 in 2008.

Debt Modification Cost. During the 2009 period, we incurred non-recurring costs connected with putting the new Cash Framework Agreement in place with the holder of the convertible bond. These costs amounted to $162,832 against no similar expenditure in 2008.

Operating Income/Loss. Earnings before Interest, Tax, Depreciation and Amortization (EBITDA) for the period, without non-recurring and non-cash charges for stock and options and exchange rate movements, were a loss of $1,069,599 in 2009 against $1,504,145 for the 2008 Period, an improvement of 28.9%. The Company produced an operating loss for the period of $1,860,719 (which, when adjusted for non-cash charges, becomes $1,392,739) against a loss of $2,038,260 in 2008.

Interest Expense. Interest expense for the 2009 period was $824,238, of which $257,142 was a non-cash charge relating to the terminal conversion of the debenture, and $510,000 was accrued interest, due for payment in August 2009 – note that a cash payment of interest $1,020,000 covering bond interest was made in the period. This left cash interest charges of $57,096. Costs for 2008 were $569,305, of which $195,050 was accrued bond interest, $91,350 was a non-cash charge relating to the terminal conversion of the debenture and $282,905 were cash charges.

Preferred Dividends. During the 2009 period there was a $31,588 dividend paid on the remaining Series A preferred stock versus $75,024 in 2008.

Liquidity and Capital Resources

As of April 30, 2009 the Company had negative working capital of $8,179,593 and cash totaling $179,383.

The net loss for the period of $3,435,770 generated a cash flow deficit from operations of $1,307,726 in the 2009 Period, compared to a deficit of $2,426,336 in 2008. During the 2009 Period, we also invested around $423,000 in assets for use within our various businesses and the completion of two small acquisitions (see note 14 to the financial statements). In the 2009 period, we made our first interest payment on the Secured Convertible Debenture (see Note 12) which we closed in February 2008, for a total of $1,020,000. There was also a hit to our cash through exchange rate movements which contributed a cash outflow of $587,478, and a net increase in cash subject to restriction of around $489,000, giving a total cash decrease of around $3,717,000 for the period.

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

•
Continuing to develop and sell complete turnkey systems based around our leading Echoscope™ 3D technology, to open markets in law enforcement and inspection - a great deal of our R&D expenditure has been directed towards refining our product with a view to completing sales this year that are currently in our pipeline.

•
Continuing to deliver to the Coast Guard on the next stage contract, which we were awarded in February. Work on stage 3 has already begun in the second quarter of this year and continues until at least the end of the financial year.

•	Delivering on our first port security solution contract through the provision of our unique 3D technology and other products and services, enabling us to provide complete solutions.

•	Leveraging our subsidiaries to take advantage of our lead in underwater sonar technology by cross marketing all group products and services from each company.

•	Continuing to review and refocus our cost base where necessary to achieve a cost level commensurate with our current level of activity.

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

Secured Convertible Debentures

On February 21, 2008 we entered into and completed the transactions contemplated under a series of agreements providing for the issuance to a London based institutional investor, The Royal Bank of Scotland plc of senior secured convertible notes in the principal amount of $12,000,000 (the “Notes”). The Notes are secured by all of the assets of the Company and its subsidiaries and mature 84 months after the date of issuance at which time they are redeemable at 130% of the face amount of the Notes. The Notes accrue interest at the annual rate of 8.5% which is payable semi-annually in arrears. The Notes also stipulate additional interest payments of 2% per annum above the base rate quoted by The Royal Bank of Scotland plc from time to time, in the event that the semi-annual interest payments are not paid by us on the due dates. All of these amounts are payable by us in cash. Of the proceeds, $6,000,000 constituted a specific purpose loan and in the event that we failed to use the proceeds as agreed within 12 months from the closing, then, unless alternative investments were approved by the holders of the Notes, this $6,000,000 was repayable in February 2009. In such case there will be a partial redemption of 60 of the notes (having an aggregate nominal value of $6 million). Pursuant to the terms of the agreement, a further $1 million of the proceeds has been retained by RBS to secure the performance of certain contractual obligations of the Company. Upon performance of these by us, this will be released. We expect such release to occur no later than February 2009. During the period from February 2008 to December 2008 in which this $1million was retained we earned approximately $17,000 interest on this restricted cash balance based on RBS’s internal overnight funds rate. During the term, the Notes are convertible into our common stock at the option of the Noteholders at a conversion price of $1.05. We may also force the conversion of these Notes into our common stock after two years in the event that we obtain a listing on a national exchange and our stock price closes on 40 consecutive trading days at or above $2.50 between the second and third anniversaries of this agreement; $2.90 between the third and fourth anniversaries of this agreement; and $3.50 after the fourth anniversary of this agreement or where the daily volume weighted average price of our stock as quoted on OTCBB or any other US National Exchange on which our securities are then listed has, for at least 40 consecutive trading days closed at the agreed price.

In August 2008, we notified the Noteholder that we believed that we would be unable to use the $6,000,000 in the manner agreed to under the terms of the Notes. In response, the Noteholder orally consented to the use of an additional $2 million of the $6,000,000 for general working capital purposes. In January 2009, we notified the Noteholder that the balance of the $6,000,000 had fallen below $4 million. On March 16, 2009, the Company and the Noteholder entered into a Cash Control Framework Agreement, pursuant to which it is assumed that, subject to the Company being fully compliant with the terms of this agreement and those set out in the Transaction Documents entered into between the Company and the Noteholder on February 21, 2008, no adverse actions will be taken by the Noteholder. The agreement provides, among other things, for the placement of approximately $2.15 million into a segregated cash account.  Under the terms of the agreement, we may request the release of funds from the account from time to time for working capital purposes, subject to the Noteholder’s consent and agreed upon terms and conditions. Under the terms of the agreement, we must also adhere to a strict cost cutting program which involves reducing our SG&A, R&D and capital expenditure by an annualized $3.35 million. We believe that the terms of this agreement will provide us with sufficient liquidity to operate for fiscal 2009.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of April 30, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The Company continues to  improve procedures with regard to its disclosure controls and procedures.

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

None.

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

Coda Octopus Group, Inc. (Registrant)

Date: June 19, 2009	/s/ Jason Reid
Jason Reid
President and Chief Executive Officer

Date: June 19, 2009	/s/ Jody E. Frank
Jody Frank
Chief Financial Officer