Form 10-Q
period 2009-07-31
Coda Octopus Group, Inc.
filed 2009-10-15
CIK 1334325

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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
Yes ☐ No ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of October 2, 2009: 49,000,244.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JULY 31, 2009 (UNAUDITED) AND OCTOBER 31, 2008
	July 31, 2009 (Unaudited)	October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$574,905	$3,896,149
Restricted cash, Note 2	1,394,847	1,017,007
Short-term investments, Note 4	34,000	153,000
Accounts receivable, net of allowance for doubtful accounts	1,773,922	2,589,174
Inventory	3,169,174	2,317,322
Due from related parties, Note 13	-	54,166
Unbilled receivables, Note 3	1,470,190	518,326
Other current assets, Note 5	435,397	407,080
Prepaid expenses	612,010	385,831

Total current assets	9,464,445	11,338,055

Property and equipment, net, Note 6	408,526	355,909
Deferred financing costs, net of accumulated amortization of $268,096 in 2009 and $181,596 in 2008, Note 12	1,331,702	1,513,297
Goodwill and other intangible assets, net, Note 7	4,255,909	3,832,023

Total assets	$15,460,582	$17,039,284

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$2,048,168	$1,159,849
Accrued expenses and other current liabilities	2,278,205	2,347,522
Deferred revenues, Note 3	267,538	268,650
Deferred payment related to acquisitions, Note 14	217,948	-
Accrued dividends on Series A preferred stock	-	53,874
Due to related parties, Note 13	-	41,904
Loans and notes payable, short term, Note 12	13,187,381	12,358,597

Total current liabilities	17,999,240	16,230,396

Loans and notes payable, long term, Note 12	172,499	162,700

Total liabilities	18,171,739	16,393,096

Deficiency in stockholders' equity, Note 8:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 6,287 series A issued and outstanding, as of July 31, 2009 and October 31, 2008 respectively	6	6
Common stock, $.001 par value; 150,000,000 shares authorized, 49,000,244 and 48,853,664 shares issued and outstanding as of July 31, 2009 and October 31, 2008 respectively	49,000	48,854
Common stock subscribed	96,350	131,790
Additional paid-in capital	51,768,712	51,433,049
Accumulated other comprehensive loss	(721,033)	(1,317,696)
Accumulated deficit	(53,904,192)	(49,649,815)

Total (deficiency) surplus in stockholders' equity	(2,711,157)	646,188

Total liabilities and deficiency in stockholders' equity	$15,460,582	$17,039,284

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 and 2008
(UNAUDITED)

	For the three months	For the three months	For the nine Months	For the nine months
	ended July 31,	ended July 31,	ended July 31,	ended July 31,
	2009	2008	2009	2008

Net revenue	$3,425,030	$5,008,525	$10,931,583	$13,232,440

Cost of revenue	1,664,267	1,984,714	4,682,202	4,934,266

Gross profit	1,760,763	3,023,811	6,249,381	8,298,174

Research and development	256,929	880,339	1,317,087	2,333,840
Selling, general and administrative expenses	1,864,880	3,311,267	7,154,059	9,170,389
Total operating expenses	2,121,809	4,191,606	8,471,146	11,504,229

Operating income (loss)	(361,046)	(1,167,795)	(2,221,765)	(3,206,055)

Other income (expense)
Other income	21,839	47,554	53,026	96,779
Interest expense	(432,018)	(481,876)	(1,256,256)	(1,051,181)
Impairment of investment in short term investment	-	-	(782,000)	-

Total other income (expense)	(410,179)	(434,322)	(1,985,230)	(954,402)

Loss before income taxes	(771,225)	(1,602,117)	(4,206,995)	(4,160,457)

Provision for income taxes	-	-	-	-

Net loss	(771,225)	(1,602,117)	(4,206,995)	(4,160,457)

Preferred Stock Dividends:
Series A	(15,794)	(31,819)	(47,382)	(106,843)

Net Loss Applicable to Common Shares	$(787,019)	$(1,633,936)	$(4,254,377)	$(4,267,300)

Loss per share, basic and diluted	(0.02)	(0.03)	(0.09)	(0.09)

Weighted average shares outstanding	49,000,244	48,540,133	48,967,260	48,369,873

Comprehensive loss:

Net loss	$(771,225)	$(1,602,117)	$(4,206,995)	$(4,160,457)

Foreign currency translation adjustment	341,794	98,390	(66,337)	(23,560)
Unrealized gain (loss) on investment	(34,000)	(280,500)	(34,000)	(663,000)

Comprehensive loss	$(463,431)	$(1,784,227)	$(4,307,332)	$(4,847,017)

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED JULY 31, 2009
(UNAUDITED)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Loss	Deficit	Total
Balance, October 31, 2008	6,287	$6	-	$-	48,853,664	$48,854	131,790	$51,433,049	$(1,317,696)	$(49,649,815)	$646,188

Stock issued for compensation					146,580	146	(35,440)	$30,163			$(5,131)

Fair value of options issued for compensation								$305,500			$305,500

Preferred stock dividends Series A										$(47,382)	$(47,382)

Foreign currency translation adjustment									$(66,337)		$(66,337)

Realized loss on marketable securities reclassified to earnings									$697,000		$697,000

Unrealized loss on marketable securities									$(34,000)		$(34,000)

Net loss										$(4,206,995)	$(4,206,995)

Balance July 31, 2009	6,287	$6	-	$-	49,000,244	$49,000	$96,350	$51,768,712	$(721,033)	$(53,904,192)	$(2,711,157)

See accompanying notes to these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2009 and 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,206,995)	$(4,160,457)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	477,849	453,623
Stock based compensation	300,369	865,206
Financing costs	1,150,714	395,430
Impairment of investment in marketable securities	782,000	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	916,998	319,886
Inventory	(816,599)	424,225
Prepaid expenses	(226,180)	(65,927)
Other receivables	(915,976)	(1,515,028)
Increase (decrease) in:
Accounts payable and accrued expenses	1,164,039	(792,797)
Due to related parties	(41,904)	(41,945)

Net cash used in operating activities	(1,415,685)	(4,117,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(121,943)	(110,416)
Purchases of intangible assets	(8,715)	(180,123)
Increase in restricted cash	(377,840)	-
Acquisitions	(214,317)	(763,936)
Cash acquired from acquisitions	877	-

Net cash used in investing activities	(721,938)	(1,054,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments for) proceeds from loans, net	(1,019,822)	10,453,421
Preferred stock dividend paid	(101,256)	(127,541)

Net cash (used in) provided by financing activities	(1,121,078)	10,325,880

Effect of exchange rate changes on cash	(62,543)	(18,882)

Net (decrease) increase in cash	(3,321,244)	5,134,739

Cash and cash equivalents, beginning of period	3,896,149	916,257

Cash and cash equivalents, end of period	$574,905	$6,050,996

Cash paid for:
Interest	$1,125,542	$376,909
Income taxes	-	-

Supplemental Disclosures:

During the nine months ended July 31, 2009, 146,580 shares of common stock were issued, 43,694 of which were subscribed for in the year ended October 31, 2008, and the other 102,886 shares were issued as payment of $18,520 of compensation.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine month period ended July 31, 2009, are not necessarily indicative of the results that may be expected for the year ended October 31, 2009. The unaudited condensed financial statements should be read in conjunction with the consolidated October 31, 2008 financial statements and footnotes thereto included in the Company’s 10K filed on March 18, 2009 with the Securities Exchange Commission (SEC) as amended.

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

Revenues derived from our software license sales are recognized in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, and SOP No. 98-9, “Modifications of SOP No. 97-2 , Software Revenue Recognition with Respect to Certain Transactions”. For software license sales for which any services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed and determinable.

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

Accounts Receivable

We periodically review our trade receivables in determining our allowance for doubtful accounts. Allowance for doubtful accounts was nil for the period ended July 31, 2009 and $74,897 for the year ended October 31, 2008.

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

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of July 31, 2009:

		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Short term Investment	$34,000	$34,000
Total	$34,000	$34,000	-	-
Liabilities:
Notes Payable	$13,184,357	$13,184,357	-	-
Total	$13,184,357	$13,184,357	-	-

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

The fair value of the short term investments and notes payable at July 31, 2009 was grouped as Level 1 valuation as the market price was readily available, and there has been no change to the fair value at July 31, 2009.

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

Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method. Inventory is comprised of the following components at July 31, 2009 and October 31, 2008:

	2009	2008
Raw materials	$1,500,303	$1,917,566
Work in process	138,564	113,942
Finished goods	1,530,306	285,814

Total inventory	$3,169,174	$2,317,322

Property and Equipment

We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to four years, the estimated useful lives of the property and equipment.

Long-Lived Assets

We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment loss was recognized during the period ended July 31, 2009 or the year ended October 31, 2008.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Research and Development

Research and development costs consist of expenditures for the present and future patents and technology, which cannot be capitalized. We are eligible for United Kingdom tax credits related to our qualified research and development expenditures. Tax credits are classified as a reduction of research and development expense. We recorded tax credits of $204,081 during the period ended July 31, 2009 and nil during the year ended October 31, 2008.

Marketing

We charge the costs of marketing to expense as incurred. For the period ended July 31, 2009 marketing costs were $459,713 and $1,237,175 for the year ended October 31, 2008.

Intangible Assets

Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (or goodwill), customer relationships, non-compete agreements and licenses. Goodwill was allocated to our reporting units based on the original purchase price allocation. Goodwill is not amortized and is evaluated for impairment annually or more often if circumstances indicate impairment may exist. Customer relationships, non-compete agreements, patents and licenses are being amortized on a straight-line basis over periods of 2 to 10 years. The Company amortizes its amortizable intangible assets using the straight-line method over their estimated period of benefit. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

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

Deferred Financing Costs

Deferred financing costs primarily include debt issuance costs incurred by the Company in connection with the issuance of convertible debt in February 2008 (see Note 12). Amortization is provided on a straight-line basis over the terms of the respective debt instruments to which the costs relate and is included in interest expense. Deferred financing cost expense was $181,595 and $181,596 in the period ended July 31, 2009 and the year ended October 31, 2008, respectively.

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

Per share basic and diluted net loss amounted to $0.09 and $0.09 for the periods ended July 31, 2009 and 2008, respectively. For the periods ended July 31, 2009 and 2008, 50,571,559 and 48,896,559 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Liquidity

As of July 31, 2009 we have cash and cash equivalents of $574,905, a working capital deficit of $8,534,795 and a deficiency in stockholders' equity of $2,711,157. For the period ended July 31, 2009, we had a net loss of $4,206,995 and negative cash flow from operations of $1,415,685. We also have an accumulated deficit of $53,904,192 at July 31, 2009.

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

On March 16, 2009, the Company and the holder of the secured convertible debenture (“the Noteholder”) entered into a Cash Control Framework Agreement, pursuant to which it is assumed that, subject to the Company being fully compliant with the terms of this agreement and those set out in the Transaction Documents entered into between the Company and the Noteholder on February 21, 2008, no adverse actions will be taken by the Noteholder. The agreement provides, among other things, for the placement of approximately $2.15 million into a segregated cash account. Under the terms of the agreement, we may request the release of funds from the account from time to time for working capital purposes, subject to the Noteholder’s consent and agreed upon terms and conditions. Under the terms of the agreement, we must also adhere to a strict cost cutting program which involves reducing our SG&A, R&D and capital expenditure by an annualized $3.35 million. We believe that the terms of this agreement may provide us with sufficient liquidity to operate for fiscal 2009.

At July 31, 2009 we have received net advances from this facility of $755,153.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the balance sheet as Unbilled Receivables of $1,470,190 and $518,326 as of July 31, 2009 and October 31, 2008 respectively.

Billings in excess of cost and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the balance sheet. These amounts are stated on the balance sheet as Deferred Revenue of $31,954 and $57,513 as of July 31, 2009 and October 31, 2008 respectively.

Revenue received as part of sales of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales, with these amounts amortized over 12 months from the date of sale. These amounts are stated on the balance sheet as Deferred Revenue of $235,583 and $211,137 as of July 31, 2009 and October 31, 2008 respectively.

NOTE 4 - INVESTMENTS

During the year ended October 31, 2007, the Company received marketable securities in settlement of $533,147 loan and $316,853 of accounts receivable. As of October 31, 2008, the Company had an investment of $153,000 that was considered available-for-sale for financial reporting purposes which included an unrealized loss of $697,000 included in the determination of comprehensive loss. As of April 30, 2009, this investment had a value of $68,000, with an unrealized loss of $782,000. This unrealized loss has, until now been included in the determination of comprehensive loss, but, during the period ended July 31, 2009, we have determined that this investment in marketable securities is impaired because we believe that the fair market value of the investment has permanently declined. Accordingly, we have written off the $782,000 during the period ended July 31, 2009. The remaining fair value of this investment is $34,000 as of July 31, 2009.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - OTHER CURRENT ASSETS

Other current assets on the balance sheet total $435,397 and $407,080 at July 31, 2009 and October 31, 2008 respectively. These totals comprise the following:

	2009	2008
Deposits	$95,402	$110,548
Value added tax (VAT)	19,307	262,090
Other receivable	320,689	34,442

Total	$435,397	$407,080

NOTE 6 - FIXED ASSETS

Property and equipment at July 31, 2009 and October 31, 2008 is summarized as follows:

	2009	2008
Machinery and equipment	$1,253,649	$1,076,950
Accumulated depreciation	(845,123)	(721,041)

Net property and equipment assets	$408,526	$355,909

Depreciation expense recorded in the statement of operations for the period ended July 31, 2009 and year ended October 31, 2008 is $124,412 and $176,147, respectively.

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

The identifiable intangible assets acquired and their carrying value at July 31, 2009 and October 31, 2008 is:

	2009	2008
Customer relationships (weighted average life of 9.2 years)	$784,242	$694,503
Non-compete agreements (weighted average life of 2.8 years)	278,650	198,911
Patents (weighted average life of 10 years)	72,412	63,695
Licenses (weighted average life of 2 years)	100,000	100,000

Total amortized identifiable intangible assets - gross carrying value	1,235,304	1,057,109
Less accumulated amortization	(496,503)	(324,661)

Net	738,801	732,448

Residual value	$738,801	$732,448

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

Estimated annual amortization expense as of July 31, 2009 is as follows:

2009	$50,967
2010	143,592
2011	131,537
2012	76,696
2013 and thereafter	336,008

Total	$738,801

Amortization of patents, customer relationships, non-compete agreements and licenses included as a charge to income amounted to $171,842 and $189,621 for the period ended July 31, 2009 and year ended October 31, 2008, respectively. Goodwill is not being amortized.

As a result of the acquisitions of Martech, Colmek, Dragon and Tactical, the Company has goodwill in the amount of $3,517,108 as of July 31, 2009 and $3,099,575 as of October 31, 2008. The changes in the carrying amount of goodwill for the period ended July 31, 2009 and year ended October 31, 2008 are recorded below.

	2009	2008
Beginning goodwill balance at November 1:
CodaOctopus Colmek, Inc.	$2,038,699	$2,038,669
CodaOctopus Martech Ltd	998,591	998,591
CodaOctopus Products Ltd	62,315	62,315
Goodwill recorded upon acquisition:
CodaOctopus Tactical Intelligence, Inc.	135,000	-
Dragon Design Ltd	282,533	-

Balance at July 31, 2009 and October 31, 2008	$3,517,108	$3,099,575

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

NOTE 8 - CAPITAL STOCK

The Company is authorized to issue 150,000,000 shares of common stock with a par value of $.001 per share. As of July 31, 2009 and October 31, 2008, the Company has issued and outstanding 49,000,244 shares and 48,853,664 shares of common stock, respectively. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $.001 per share. We have designated 50,000 preferred shares as Series A preferred stock and 50,000 preferred shares as Series B preferred stock. The remaining 4,900,000 shares of preferred stock is undesignated. There were 6,287 Series A preferred shares outstanding at July 31, 2009 and October 31, 2008 respectively, and nil Series B preferred shares outstanding at the same dates.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Series A Preferred Stock

We designated 50,000 shares of our preferred stock, par value $.001, as Series A Preferred Stock. The Series A Preferred Stock ranks senior to all classes of common and preferred stock and has no liquidation preference above par. The Series A Preferred Stock is sold as units of $100 (or £100 where stock has been sold to investors in British Pounds) and has a dividend rate of 12% per year, ie. $12 per $100 unit, paid every six months, in May and November each year. The Series A Preferred Stock and accrued dividends is convertible at the option of the holder into shares of our common stock at a conversion price of $1.00 per share, and at the option of the Company when the stock price reaches or exceeds $3.00.

During the year ended October 31, 2008, we issued 200 shares of Series A Preferred Stock, which were subscribed for in March 2007 and converted 320 shares of Series A Preferred Stock into 32,000 shares of common stock. The total of Series A preferred stock outstanding is 6,287 shares at October 31, 2008 and July 31, 2009, convertible into 1,013,670 shares of common stock.

Series B Preferred Stock

We designated 50,000 shares of our preferred stock, par value $.001, as Series B Preferred Stock. The Series B Preferred Stock ranks junior to our issued and outstanding Series A preferred Stock and senior to all classes of common stock. The Series B Preferred Stock has a dividend rate of 8% per year. The Series B Preferred Stock and accrued dividends are convertible at the option of the holder into shares of our common stock at a conversion price of $1.00 per share. As of October 31, 2008 and July 31, 2009, we have no shares of Series B Preferred Stock outstanding.

Common Stock

During the period ending July 31, 2009 we issued 146,580 shares of common stock, valued at $30,310, to employees, directors and consultants for services, of which $11,790 was subscribed for during the year ending October 31, 2008, leaving a charge for compensation in the period ending July 31, 2009 of $18,520.

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

Other Equity Transactions

During the period ended July 31, 2009, we did not issue any common share purchase options. However, options issued in earlier periods vested, resulting in a charge of $305,501 in this period. There were also 210,000 options cancelled connected with staff departures, of which 95,000 were exercisable.

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

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 9 - WARRANTS AND STOCK OPTIONS

Transactions involving stock options and warrants issued are summarized as follows:

Warrants	Nine months ended July 31, 2009		Year ended October 31, 2008
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	32,583,418	$1.42	31,983,418	$1.42
Granted during the period	-	-	600,000	1.50
Terminated during the period	-	-	-	-

Outstanding at the end of the period	32,583,418	$1.42	32,583,418	$1.42

Exercisable at the end of the period	32,583,418	$1.42	32,583,418	$1.42

 The number and weighted average exercise prices of warrants outstanding as of July 31, 2009 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Exercisable
0.50	750,000	1.75	750,000
0.58	400,000	1.67	400,000
1.00	2,750,000	2.60	2,750,000
1.30	14,341,709	2.42	14,341,709
1.50	-	-	-
1.70	14,341,709	2.42	14,341,709
1.80	-	-	-
Totals	32,583,418	2.47	32,583,418

Stock Options	Nine months ended July 31, 2009		Year ended October 31, 2008
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	5,755,900	$1.18	4,535,900	$1.16
Granted during the period	-	-	1,270,000	1.30
Terminated during the period	(210,000)	1.32	(50,000)	1.70

Outstanding at the end of the period	5,545,900	$1.18	5,755,900	$1.18

Exercisable at the end of the period	4,889,100	$1.16	4,578,000	$1.14

The number and weighted average exercise prices of stock purchase options outstanding as of July 31, 2009 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Exercisable
0.50	-	-	-
0.58	-	-	-
1.00	3,045,900	1.12	3,045,900
1.30	1,705,000	3.57	1,048,200
1.50	425,000	2.45	425,000
1.70	310,000	2.92	310,000
1.80	60,000	3.15	60,000
Totals	5,545,900	2.10	4,889,100

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

For income tax reporting purposes, the Company's aggregate US unused net operating losses approximate $45,400,000 which expire through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $15,436,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

For income tax reporting purposes, the Company's aggregate UK unused net operating losses approximate $7,344,000, with no expiration. The deferred tax asset related to the carry-forward is approximately $2,277,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income tax expense for 2008 represents income taxes on our Norwegian subsidiary.

Components of deferred tax assets as of July 31, 2009 and October 31, 2008 are as follows:

Non-Current	2009	2008

Net Operating Loss Carry Forward	$17,713,000	$16,485,000
Valuation Allowance	(17,713,000)	(16,485,000)

Net Deferred Tax Asset	$-	$-

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

Operating Leases

We occupy our various office and warehouse facilities pursuant to both term and month-to-month leases. Our term leases expire at various times through September 2013. Future minimum lease obligations are approximately $1,716,013, with the minimum future rentals due under these leases as of July 31, 2009 as follows:

2009	$150,615
2010	492,973
2011	468,810
2012	258,389
2013 and thereafter	345,224

Total	$1,716,013

Concentrations

We had no concentrations of purchases of over 5% during either of the period ended July 31, 2009 and year ended October 31, 2008. We had a sales concentration of over 5% for the period ended July 31, 2009 and for the year ended October 31, 2008 due to a sale to a customer for $1,178,783 and $1,557,130 respectively.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 - NOTES AND LOANS PAYABLE

A summary of notes payable at July 31, 2009 and October 31, 2008 is as follows:
	July 31, 2009	October 31, 2008
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
	$13,184,357	$12,348,493

The Company, through its UK subsidiary Coda Octopus Products Ltd has a 7 year unsecured loan note for £100,000; interest rate of 12% annually; repayable at borrower’s instigation or convertible into common stock when the share price reaches $3.	165,241	162,700

The Company through its US subsidiary Coda Octopus Colmek, Inc., has an unsecured loan note payable to a director and former officer of the Company, which is being repaid in the short term.	-	10,104

The Company through its UK subsidiary, Dragon Design Ltd, has an outstanding loan note payable for £14,000 over 36 months, commencing in November 2007, with monthly payments of £454.42 and an annual interest rate of 14.5%. By the end of July 2009, 17 payments remained on this note.	10,282	-

The Company through its UK subsidiary, Dragon Design Ltd, has an unsecured revolving line of credit with their bank for £40,000, which is repayable on demand. The amount outstanding on this line of credit was reduced to zero in February 2009.	-	-

Total	$13,359,880	$12,521,297

Less: current portion	13,187,381	12,358,597

Total long-term portion	$172,499	$162,700

In connection with the secured convertible debenture noted above and the Cash Control Framework Agreement (see below), we carry $1,331,702 deferred financing costs as an asset on the consolidated balance sheet at July 31, 2009, which represents $1,694,893 in financing closing costs we incurred, net of $363,191 in amortization expense at July 31, 2009 and $181,596 in amortization expense at October 31, 2008. We amortize deferred financing costs over the life of the financing facility using the straight line method.

On March 16, 2009, the Company and the holder of the secured convertible debenture (“the Noteholder”) entered into a Cash Control Framework Agreement, pursuant to which it is assumed that, subject to the Company being fully compliant with the terms of this agreement and those set out in the Transaction Documents entered into between the Company and the Noteholder on February 21, 2008, no adverse actions will be taken by the Noteholder. The agreement provides, among other things, for the placement of approximately $2.15 million into a segregated cash account. Under the terms of the agreement, we may request the release of funds from the account from time to time for working capital purposes, subject to the Noteholder’s consent and agreed upon terms and conditions. Under the terms of the agreement, we must also adhere to a strict cost cutting program which involves reducing our SG&A, R&D and capital expenditure by an annualized $3.35 million. We believe that the terms of this agreement may provide us with sufficient liquidity to operate for fiscal 2009.

NOTE 13 - RELATED PARTY TRANSACTIONS

We have been indebted to various related parties for advances for payments of operating expenses and dividends. These related parties include our biggest shareholder and other entities controlled by this shareholder. Advances are non interest bearing and are due on demand. At the end of the period ending July 31, 2009, nil was due to related parties, compared with $41,904 for the year ending October 31, 2008.

We are also owed by related parties a sum of nil at July 31, 2009 compared to $54,166 at October 31, 2008.

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

The following unaudited pro forma results of operations for the period ended July 31, 2009 assume that the acquisition of Dragon occurred on November 1, 2008. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they are necessarily indicative of future results of operations.

2009

Revenue	$11,063,282
Net loss	(4,262,059)
Loss per common share	$(0.09)

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

There are inter-segment sales between our engineering contracting businesses and our products businesses, which have been removed from the information shown below.

The following table summarizes asset and operating balances by reportable segment.

	July 31, 2009			October 31, 2008
	Contracting	Products	Corporate	Contracting	Products	Corporate
Current assets, excl. interco.	$4,532,515	$2,399,373	$2,532,557	$3,370,812	$4,181,440	$4,137,564
Property and equipment, net	211,825	113,578	83,122	163,238	141,189	51,483
Deferred financing costs	-	-	1,331,702	-	-	1,513,297
Goodwill	3,454,793	62,315	-	3,037,260	62,315	-
Other intangible assets	691,154	-	47,647	689,760	-	42,688
Total assets	8,890,287	2,575,266	3,995,028	7,261,070	4,384,945	5,745,032

Current liabilities, excl. interco.	2,475,517	1,216,137	14,307,585	1,470,179	900,709	13,859,509
Long term liabilities	7,258	165,241	-	-	162,700	-
Total liabilities	2,482,775	1,381,378	14,307,585	1,470,179	1,063,409	13,859,509

Capital expenditure	251,668	20,499	108,491	33,381	58,064	18,931

	Nine months ended July 31, 2009			Nine months ended July 31, 2008
Revenues	7,360,565	3,571,018	-	6,400,429	6,832,011	-
Gross profit (loss)	3,413,331	2,597,248	238,803	4,482,184	3,859,458	(43,468)

Research and development	995,987	321,099	-	2,022,076	311,764	-
Selling, general & administrative	1,969,596	1,400,005	3,006,241	2,210,527	1,947,975	3,866,403
Stock based compensation	-	-	300,369	80,836	-	640,260
Depreciation & amortization	223,149	48,179	206,520	225,662	66,085	132,641

Total operating expenses	3,182,732	1,769,283	3,513,130	4,539,101	2,325,824	4,639,304

Operating income (loss)	224,599	827,964	(3,274,328)	(56,917)	1,533,634	(4,682,772)

Other income	6,802	35,494	10,730	6,056	22,244	68,479
Interest expense	(18,855)	(20,294)	(1,217,107)	(91,188)	(254,229)	(705,764)
Impairment of investment	-	-	(782,000)	-	-	-

Loss before income taxes	212,546	843,164	(5,262,705)	(142,049)	1.301.649	(5,320,057)

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Information concerning principal geographic areas is presented below according to the area where the activity is taking place for the period ended July 31, 2009 and the year ended October 31, 2008:

	2009	2008
Revenues:
United States	$5,187,374	$7,362,966
United Kingdom	5,744,209	9,605,956
Corporate and other	-	-
Total Revenues	$10,931,583	$16,968,922

Assets:
United States	$6,908,785	$4,357,042
United Kingdom	4,556,699	5,478,233
Corporate and other	3,995,098	7,204,009
Total Assets	$15,460,582	$17,039,284

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 16 - SUBSEQUENT EVENTS

On September 22, 2009, the Company announced that, in light of its ongoing evaluations of its assets, business, management and cash requirements, it was unable to file this Form 10-Q within the prescribed period of time.  The Company is reviewing strategic alternatives to enhance operating performance and stockholder value, including restructuring its balance sheet, reducing costs and negotiating with its existing investors to address the Company’s liquidity issues and implementing a revised strategic plan.

The Company is exploring ways to raise additional funds for short term working capital purposes.  Because of onerous anti-dilution provisions contained in a series of securities purchase agreements entered into in April and May 2007 in combination with the provisions in the Convertible Loan Note Instrument entered into with the Company on 21 February 2009, these together operate as barriers to the Company securing short term funding on realistic economic terms and conditions.

The Company will therefore seek to enter into negotiations with its existing investors with the objective of revising the terms of these investment documents.   The Company has also entered into preliminary discussions with the holder of the convertible note to prevent it from taking actions adverse to the Company and to have the debt be reclassified on the Company’s books from a short term obligation to a long term obligation.

The Company can give no assurance that it will be successful in any of these efforts.  If the Company is unable to raise additional capital in the near future, it may have to curtail its business operations significantly.

Effective September 15, 2009, Jody Frank, Nick Franks, Faith Griffin and Paul Nussbaum resigned their positions as members of the Company’s board of directors.  In addition, effective September 23, 2009, the Company’s Chief Executive Officer and Chief Financial Officer resigned their positions as President and Chief Executive Officer and Chief Financial Officer, respectively. The Chief Executive Officer has agreed to remain as a member of the Board for a six month period to assist the Company in its reorganization efforts.

The Company intends to establish a committee whose function will be to design a reorganization and recapitalization plan.  This body is expected to be structured either as a committee of the Board or as a separate body that will include board members as well as representatives of certain of the Company's existing investors and reorganization professionals.

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

Results of Operations

Introduction

The period ending July 31, 2009 contained two new operations, that of Coda Octopus Tactical Intelligence, Inc and Dragon Design Ltd, both of which were acquired during the period. This should be taken into account when comparing the quarter with the period ending July 31, 2008.

Recent Developments

Cash Framework Agreement

On March 16, 2009 the Company entered a “Cash Framework Agreement” with RBS (the debt holder) which created a debtor book financing package to allow the Company to obtain up to $2.15M in working capital in exchange for receivables or project financing. As part of the terms of that agreement the Company committed to a cost reduction program (including management pay cuts) to reduce significantly our SG&A, R&D and Capital Expenditure costs. For the year, the Company has targeted combined savings of at least $2.15m, and we are significantly ahead of schedule and more than fulfilling the requirements of the agreement. This is the beginning of a sustained reorganization program which will enable the Company to continue to reduce costs and operate more efficiently.

Reorganization

The Company has undertaken a reorganization program which will separate the operations into two geographic segments (Europe and the Americas), rather than distinct operating companies. The goal is to centralize functions into the engineering companies located in Weymouth, UK (currently Coda Octopus Martech) and Salt Lake City, US (currently Coda Octopus Colmek). The new configuration will operate in a hub and spoke structure with manufacturing, finance, sales and marketing all centralized in the two engineering companies which will represent the European and the US regions respectively. The ‘spokes’ will be small sales offices located in strategic outposts geared completely to creating revenues and performing sales and support functions. The R&D unit will become a more horizontal unit working to make advances in our core technology (3D sonar) while helping to spread these advances across the group, as well as promoting technology advances from other parts of the Group. Our products company in Edinburgh will be focused entirely on the Echoscope™ rollout plan for the various markets the Company has identified. The function of this office will be to oversee productizing, developing, documenting and delivering the core product to the defined markets. This change will enable manufacturing, sales, marketing and service of all “mature” products to be concentrated in one location, Weymouth, while allowing our strong sales team in Edinburgh to focus on our core technology which represents our largest potential growth engine. Manufacturing of the Echoscope™ will move to Salt Lake City (Colmek) to comply with the Defense Department’s preference to have technology products manufactured domestically. The savings created by these efficiencies will enable the Company to reduce significantly the break-even operating revenue requirement. Although the environment has been challenging, the markets that the Company addresses – engineering, defense, oil and gas, and security – are less affected than many others. The strategy of exploiting our lead in 3D real-time sonar, while tactically streamlining the business to be profitable at a much lower revenue rate, is the operating plan for the foreseeable future. This way, we have preserved and focused our upside potential, while greatly reducing the downside risk by reducing our break-even revenue requirement significantly.

Comparison of Three Months Ended July 31, 2009 (“2009 Period”) to Three Months Ended July 31, 2008 (“2008 Period”)

Revenues. Total revenues for the 2009 period and the 2008 period were $3,425,030 and $5,008,525 respectively. This represented a decrease of $1,583,495, or 31.6%. Of this total, $491,212 was generated by new operations. Our UK revenues were affected by the change in exchange rates between the two periods, moving from $1.98 to £1 last year to $1.51 to £1 this year, reducing our revenues in the 2009 period by $371,064 on a like for like basis. On stable exchange rates, our revenues would have decreased by $1,212,431, or 24.2%, from the 2008 period to the 2009 period, a significant decline and one which reflects the poor economic environment in which we’re operating. Marine products sales were very poor for the time of year, resulting from lower than anticipated oil and gas prices which has led to a significant decline in project activity, which will not improve until at least March next year, when the survey season is once again underway. Our engineering businesses, both under new management in the past 12 months, performed significantly better than last year, generating 62.9% of the 2009 period revenues. In addition to better management, this continues to reflect an increased demand for outsourcing as companies downsize their own in-house operations.

Margins. Gross margins were 51.4% in the 2009 period compared with 60.4% for the 2008 period. This reflects the mix of sales, which was dominated by the lower margin engineering businesses. We continue to feel that overall margins for this year will be over 60%.

Research and Development (R&D). R&D costs decreased 70.8% to $256,929 in the 2009 period from $880,339 in 2008. Of this reduction, $204,081 can be attributed to a tax credit claimed during the quarter (and since received) which reduces our expenditure by this amount, with the other $419,329 attributable to the exchange rate difference and planned cost reductions. Our R&D in the quarter was focused largely on further development of the Echoscope™ and UIS™ tied to the TSWG (US Coast Guard) contract, the third stage of which started in February 2009. Additionally, work continued on productizing different Echoscope™ products, including applications for dredging, underwater construction and security.

Selling, General and Administrative Expenses (SG&A) . SG&A expenses for the 2009 period decreased to $1,864,880 from $3,311,267 in 2008, or by 43.7%. Non-cash charges attributable to stock and option compensation, depreciation and amortization, and exchange rate movements were $187,843 for 2009 and $433,478 for 2008. The decrease in expenses is partly due to the drop in exchange rate and also attributable to cost reduction measures the Company has introduced, which will have a larger impact as the year continues.

Key areas of expenditure across R&D and SG&A include wages and salaries, where the Company spent $1,635,990 in 2009 while the 2008 period was $1,719,375, a decrease of 4.8%; legal and professional fees, including accounting, audit and investment banking services, decreased to $99,579 in 2009 from $241,928 in 2008, a decrease of 58.8%; travel decreased to $152,025 in 2009 from $186,297 in 2008, a decrease of 18.4%; rent increased to $183,530 in 2009, from $164,306, an increase of 11.7%; and marketing decreased to nil from $294,732 in 2008.

Operating Income/Loss. The Company produced an operating loss for the period of $361,046 against a loss of $1,167,795 in 2008.

Interest Expense. Interest expense for the 2009 period was $432,018, of which $128,571 was a charge relating to the terminal conversion of the debenture, and $255,000 was accrued interest, due for payment in August 2009. Cash interest charges for the 2009 period were $48,447. Costs for 2008 were $481,876, of which $255,000 was accrued interest and $128,571 was a charge relating to the terminal conversion of the debenture. Cash charges for the 2008 period were $98,305.

Preferred Dividends. During the 2009 period there was a $15,794 dividend paid on the remaining Series A preferred stock versus $31,819 in 2008.

Comparison of Nine Months Ended July 31, 2009 (“2009 Period”) to Nine Months Ended July 31, 2008 (“2008 Period”)

Revenues. Total revenues for the 2009 period and the 2008 period were $10,931,583 and $13,232,440 respectively. This represented a decrease of $2,300,857, or 17.4%. Of the 2009 period amount, $944,450, or 8.6%, was generated by the new operations. Our UK revenues were strongly affected by the change in exchange rates between the two periods, moving from $1.98 to £1 last year to $1.51 to £1 this year, reducing our revenues in the 2009 period by $1,820,267 on a like for like basis. Given this, the decline in revenues, without acquisitions, would have been 10.8% from the 2008 period to the 2009 period, a satisfactory performance given the current economic climate. Our marine products business has suffered due to the oil price decline from last year, with 2009 period sales at $3,571,018, down from $6,832,011 in the 2008 period. Our engineering businesses, both under new management in the past 12 months, performed significantly better than last year generating 53.7% of the 2009 period revenues in total, against 36.3% for the 2008 period. In addition to better management, this reflects an increased demand for outsourcing as companies downsize their own in-house operations.

Margins. Gross margins were 57.2% in the 2009 period compared with 62.7% for the 2008 period. The drop is due to the higher proportion of revenues derived from our engineering businesses and a lower rate of sale of our flagship Echoscope product for the 2009 period. The lack of Echoscope™ sales results in our margins being below our targeted 60%. We continue to feel that overall margins for this year will be over 60%.

Research and Development (R&D). R&D costs decreased 43.6% to $1,317,087 in the 2009 period from $2,333,840 in 2008. This partly reflects the drop in exchange rates between the 2009 and 2008 periods, which, while reducing revenues also reduces costs. It also reflects active cost reduction by the Company and a tax credit for $204,081 which was claimed in the period and subsequently received. Our R&D in the period was focused on further development of the Echoscope™ and UIS™ tied to the TSWG (US Coast Guard) contract, the second stage of which finished in January 2009 and the third stage of which started in February 2009. Additionally, work continued on productizing different Echoscope™ products, including applications for dredging, underwater construction and security.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the 2009 period decreased to $7,154,059 from $9,170,389 in 2008, or by 21.9%. Non-cash charges attributable to stock and option compensation, depreciation and amortization, and exchange rate movements were $779,298 for 2009 and $1,323,029 for 2008. This is partly due to the drop in exchange rate and also attributable to cost reduction measures the Company has introduced, which will have a larger impact as the year continues.

Key areas of expenditure across R&D and SG&A include wages and salaries where the Company spent $5,331,368 in 2009 while the 2008 period was $5,911,077, a decrease of 9.8%; legal and professional fees, including accounting, audit and investment banking services, decreased to $906,375 in 2009 from $974,053 in 2008, a decrease of 6.9%; travel decreased to $334,144 from $521,481, a decrease of 35.9%; rent decreased to $492,192 in 2009, from $562,036, a decrease of 12.4%; and marketing decreased to $459,713 from $913,760 in 2008, a decrease of 49.7%.

Debt Modification Cost. During the 2009 period, we incurred non-recurring costs, primarily in the form of legal fees, connected with putting the new Cash Framework Agreement in place with the holder of the convertible bond. These costs amounted to $162,832 against no similar expenditure in 2008.

Operating Income/Loss. The Company produced an operating loss for the period of $2,221,765 against a loss of $3,206,055 in 2008. It is worthwhile noting that the losses for the 2009 period were all made in the first quarter of the year, with a slightly better than break-even result achieved since.

Interest Expense. Interest expense for the 2009 period was $1,256,256, of which $385,713 was a charge relating to the terminal conversion of the debenture, and $765,000 was accrued interest. This left cash interest charges of $105,543 for the period. Note that a cash payment of $1,530,000 covering bond interest was made in the period. Costs for 2008 were $1,051,181, of which $450,050 was accrued bond interest, $219,921 was a charge relating to the terminal conversion of the debenture, leaving $381,210 of cash charges.

Preferred Dividends. During the 2009 period there was a $47,382 dividend paid on the remaining Series A preferred stock versus $106,843 in 200

Liquidity and Capital Resources

As of July 31, 2009 the Company had negative working capital of $8,534,795 and cash totaling $574,905.

The net loss for the period of $4,206,995 generated a cash flow deficit from operations of $1,415,685 in the 2009 Period, compared to a deficit of $4,117,784 in 2008. During the 2009 Period, we also invested around $405,000 in assets for use within our various businesses and the completion of two small acquisitions (see note 14 to the financial statements). In the 2009 period, we made our first interest payment on the Secured Convertible Debenture (see Note 12) which we closed in February 2008, for a total of $1,020,000. There was also a hit to our cash through exchange rate movements which contributed $62,543 to the cash outflow and a net increase in cash subject to restriction of around $378,000, giving a total cash decrease of around $3,321,000 for the period.

Under the terms of the $12M convertible debenture issued in February 2008 (see Note 12) , the Company was required  to apply $6M of the proceeds to working capital and the remaining $6M for certain approved acquisitions Unless an alternative use of proceeds was approved, if the Company failed to comply with these covenants, the debenture holders would be entitled to call for the redemption of notes having a face value of $6M within 30 days of the Company failing to make the approved acquisition.

As of October 31, 2008, the Company failed to make the approved acquisition  and therefore was not in compliance under the terms of the debenture. On March 16, 2009, the Company and the Noteholder have entered into a Cash Control Framework Agreement, pursuant to which it is assumed that, subject to the Company being fully compliant with the terms of this agreement and those set out in the Transaction Documents entered into between the Company and the Noteholder on February 21, 2008, no adverse actions will be taken by the Noteholder. The agreement provides, among other things, for the placement of approximately $2.15 million into a segregated cash account.  Under the terms of the agreement, we may request the release of funds from the account from time to time for working capital purposes subject to the Noteholder's consent and agreed upon terms and conditions. Under the terms of the agreement, we must also adhere to a strict cost cutting program which involves reducing our SG&A, R&D and capital expenditure by an annualized $3.35 million.

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

In April and May, 2007, the Company consummated a series of securities purchase agreements (the “Purchase Agreements”) with a group of accredited individual and institutional investors providing for the sale and issuance of 15,025,000 shares of our common stock and five-year warrants to purchase 7,512,400 shares of common stock at $1.30 per share and five-year warrants to purchase 7,512,500 shares of common stock at $1.70 per share. Gross proceeds from the offering amounted to $15,025,000, generating $13,877,980 after costs. Also, in the period, we raised $800,000 from the sale of preferred stock and warrants, with the preferred stock since converted into common stock. We also issued five-year warrants to purchase 2,400,000 shares of our common stock at $1.00 per share as part of placement agent fees.

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

In August 2008, we notified the Noteholder that we believed that we would be unable to use the $6,000,000 in the manner agreed to under the terms of the Notes. In response, the Noteholder orally consented to the use of an additional $2 million of the $6,000,000 for general working capital purposes. In January 2009, we notified the Noteholder that the balance of the $6,000,000 had fallen below $4 million. On March 16, 2009, the Company and the Noteholder entered into a Cash Control Framework Agreement, pursuant to which it is assumed that, subject to the Company being fully compliant with the terms of this agreement and those set out in the Transaction Documents entered into between the Company and the Noteholder on February 21, 2008, no adverse actions will be taken by the Noteholder. The agreement provides, among other things, for the placement of approximately $2.15 million into a segregated cash account.  Under the terms of the agreement, we may request the release of funds from the account from time to time for working capital purposes, subject to the Noteholder’s consent and agreed upon terms and conditions. Under the terms of the agreement, we must also adhere to a strict cost cutting program which involves reducing our SG&A, R&D and capital expenditure by an annualized $3.35 million. We believe that the terms of this agreement may provide us with sufficient liquidity to operate for fiscal 2009.

Our ability to survive current financial difficulties resulting from our cash flow deficit is dependent on our capacity to generate revenues from the sale of our products and services.  In addition, we are highly dependent on the discretion of the Noteholder to release cash to us to cover our operating expenses.

Nevertheless, by adjusting our operations and development to the level of capitalization, we believe we will have sufficient capital resources to meet projected cash flow deficits. However, if during fiscal 2009 or shortly thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition We estimate that we need to generate $2 million in cash by the end of January 2010 in addition to the funds potentially available to us under the Cash Control Framework Agreement to be able to continue our operations at their current levels.  We will also need to increase our sales significantly in the period following. We are currently negotiating with several large prospective US-based customers. Successful sales to these entities are expected to provide us with the requisite liquidity. However, there can be no assurance that we will be successful in gaining these additional customer contracts.

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

Our current financing options are limited due to onerous anti-dilution provisions contained in the Purchase Agreements entered into in April and May 2007.  Under the terms of the Purchase Agreements, the investors who purchased stock in the Company thereunder are entitled to receive shares of common stock without additional consideration any time we sell equity securities at a price per share of less than $1.00.  Therefore, we will likely have to renegotiate the terms of the Purchase Agreements before we are able to raise additional equity financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. In addition, our stock was recently stricken from the OTC Bulletin Board for failure to make our periodic filings on a timely basis. This will further impact on the liquidity of our stock putting further downward pressure on its price and making it less likely that we will be able to raise equity financing.

We will seek to enter into negotiations with our existing investors with the objective of revising the terms of the existing investment documents.   We have also entered into preliminary discussions with the holder of the convertible note to prevent it from taking actions adverse to us and to have the debt be reclassified on our books from a short term obligation to a long term obligation.  We can give no assurance that we will be successful in any of these efforts.  If we are unable to raise additional capital in the near future, it may have to curtail its business operations significantly.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of July 31, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Not Applicable.

Item 3. Defaults Upon Senior Securities

None.

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

Coda Octopus Group, Inc. (Registrant)

Date: October 15, 2009	/s/ Geoff Turner
Geoff Turner
President and Chief Executive Officer

Date: October 15, 2009	/s/ Geoff Turner
Geoff Turner
Chief Financial Officer