Form 10-K
period 2009-10-31
Coda Octopus Group, Inc.
filed 2010-01-29
CIK 1334325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009

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

s	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
s	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
s	State issuer's revenues for its most recent fiscal year: $13,224,435.
s
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the April 30, 2009, representing the last business day of the registrant’s most recently completed second fiscal quarter: approximately $320,000. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

s	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,050,244 as of January 21, 2010.

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

PART I

ITEM 1. BUSINESS

Overview

Coda Octopus Group, Inc. (“the Company”, “we” or “us”) is engaged in 3D subsea technology and are the developer and patent holder of real-time 3D sonar technology which we expect to play a critical role in the next generation of underwater port security and in other sectors such as oil, gas and construction. We produce hardware, software and fully integrated systems which are sold and supported on a worldwide basis, with wide applications in two distinct market segments:

s
Marine geophysical survey (commercial), which focuses on oil and gas, construction and oceanographic research and exploration. Our current products encompass geophysical data collection and analysis, through to printers to output geophysical data collected by sonar that are marketed to survey companies, research institutions and salvage companies. This was our original focus, from founding in 1994. .

s
Underwater defense/security , which focuses on ports and harbors, state and federal government agencies and defense contractors. We started to focus on this market following the acquisition of OmniTech AS, a Norwegian company, in December 2002 (now operating under the name of Coda Octopus Omnitech AS).  Omnitech developed a prototype system, the Echoscope®, a unique, patented instrument which supplies accurate three-dimensional visualization, measurement, data recording and mapping of underwater objects. We have completed developing and are marketing this first real time, high resolution, three-dimensional underwater sonar imaging device which we believe has important applications in the fields of port security, defense and undersea oil and gas development.

In addition, through our two engineering services subsidiaries, Coda Octopus Martech Ltd (formerly Martech Systems (Weymouth) Ltd), based in Weymouth, England, UK, and Coda Octopus Colmek, Inc. (formerly Miller & Hilton, Inc. d/b/a Colmek Systems Engineering), based in Salt Lake City, Utah, US, we provide engineering services to a wide variety of clients in the subsea, defense, nuclear and pharmaceutical industries. These engineering capabilities are increasingly being combined with our product offerings, bringing opportunities to provide complete systems, installation and support.

For the foreseeable future, we intend to intensify our focus on port security. We believe that in the post 9/11 era there are significant growth opportunities available in that particular market segment because of increased government expenditures aimed at enhancing security. Specifically, we believe that we have the ability to capitalize on this opportunity as a result of:

w
First mover advantage in 3D sonar markets based on our patented technology, research and development efforts and extensive and successful tests that date back almost two decades as well as the resulting broad customer acceptance, as evidenced by orders for our product and its derivatives from government agencies, research institutes and oil and gas companies, that conduct their own testing prior to placing orders, as well as repeat orders from significant customers for this product and its derivatives. There is usually a significant time period between introduction of the product to a prospective customer and the purchase order.  Prospective customers need to test the product in the environment in which they intend to use it to ensure that it is suitable for its intended purpose.  We hold the patent for a“ Method for Producing a 3D image ” of, for example, a submerged object and/or underwater environment.  This patent, first applied for in Norway in 1998, is recorded in the European Patents Register, Australia, Norway and the USA.  This method is the culmination of approximately 20 years of research and testing led by the three inventors/scientists, who worked for OmniTech AS. These individuals continue to work for us and are actively involved in producing and advancing the Echoscope®, which incorporates this patent. We have also recently been granted two (2) additional patents which complements our existing patent for a “Method for Producing a 3D Image”.

s
Early recognition of need for 3D real-time sonar in defense/security applications. We believe that we are the first to bring to market a product with the capability of producing a 3D image of submerged or underwater objects or environment. Prior to the deployment of this method in producing an image of a submerged or underwater object or environment was accomplished strictly by two-dimensional (2D) sonar.

s	Expansion into new geographies like North America and Western Europe.

s	Expansion into new commercial markets like commercial marine survey and underwater construction with innovative products.

s	Recent sole source classification for one of our products and its derivatives by certain government procurement agencies.

Further, we believe the Echoscope® will transform certain segments of the sonar product market. In addition, 3D sonar, currently in the early stages of adoption, has disruptive technology qualities as it has the ability to change industry standard practice in respect of the method for visualization and imaging of underwater objects and environment. Therefore, it will likely change who the suppliers into this market are as well as our market position and that of our competitors. We believe the market opportunities in underwater security and defense could grow at a rapid pace over the next several years.

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

In December 2002, Coda Octopus Ltd acquired OmniTech AS, a Norwegian company, which became a wholly-owned subsidiary of the Company and now operates under the name Coda Octopus Omnitech AS.  Before we acquired OmniTech, it had been engaged for over ten years in developing revolutionary sonar imaging and visualization technology to produce three-dimensional underwater images for use in the subsea construction industry. Marketed by us under the product name "Echoscope®", this technology is unique in that it delivers real time 3D images and visualization with extremely accurate positioning. This is the subject matter of a patent in a number of jurisdictions, including the USA. This technology, which continues to be developed by our Research and Development team in Norway and Edinburgh, allowed the Company to start to shift the original focus on hydrographic and geophysical survey to include port security and defense, with particular emphasis on the US market.

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

Strategy

We have a basis in both underwater geophysical products (Coda Octopus Products Limited and Inc.) sold in large part to the oil and gas market, and defence oriented engineering (Coda Octopus Colmek and Coda Octopus Martech). In adding the unique 3D sonar, Echoscope®, sourced through our own R&D, to our portfolio we have a product that appeals to both the commercial markets serviced by Coda Octopus Products and the defence community. We have successfully sold this product to customers in oil and gas, dredging, underwater construction, and port security businesses, as well as to the US Coastguard.

Our short and medium term strategy is to establish a reliable level of profitability in part through our recently started cost reduction program which we expect will put an end to our historical losses.  We intend to use some of the anticipated cost savings in increased global sales and marketing with a concentration on the USA.  We also intend to maximise the returns for the Echoscope® product range whilst at the same time achieving double digit growth from our historic businesses.  We will continue to concentrate on the markets described above in the next fiscal year.

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

Coda Octopus Research and Development, comprising Coda Octopus Omnitech AS/Coda Octopus R&D Ltd

Coda Octopus Omnitech AS is a Norwegian corporation. Coda Technologies Limited (now Coda Octopus Products Limited) acquired Coda Octopus Omintech AS in 2002. At the time of its acquisition by Coda, OmniTech had been engaged for over ten years in developing sonar imaging technology to produce three-dimensional (3D) underwater images for use in the subsea construction industry, which we have since our acquisition further developed and marketed as our flagship product “Echoscope®" which produces and delivers real-time 3D images and visualization in the subsea environments. The focus of Coda Octopus Omnitech operations is on research and development of this technology. Alongside this, our UK subsidiary, Coda Octopus R&D Ltd, focuses on research and development activities, primarily based on software and focused for now on our Echoscope® technology.

Coda Octopus Martech Ltd (formerly Martech Systems (Weymouth) Ltd)

Martech is a company incorporated under the laws of the UK operating under its own brand name in a very specialized niche of high quality design and manufacturing services to the UK defense, nuclear and pharmaceutical industries. We acquired this company in June 2006. Its services are provided on a custom sub-contract basis where high quality and high integrity devices are required in very small numbers.

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

Coda Octopus Innalogic, Inc. (formerly Innalogic, Inc.)

Co-located with our corporate headquarters at our 25 th Street offices in Manhattan, Innalogic, a Delaware corporation, provides wireless encrypted  data products currently focused on video surveillance for commercial organizations (domestic and international) and local and US Federal government agencies.

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

Coda Octopus Tactical Intelligence, Inc.

Since the end of 2008 we have formed this subsidiary to facilitate our entry into the counter-terrorism and anti-piracy training markets, which we believe are integral to our efforts to help major customers deploy real time 3D sonar systems in hot spots around the world.  We have recruited two specialists in the field of real world security training for domestic and international military units and government agencies to spearhead this drive; these individuals have designed or led more than 50 such training programs throughout the world since September 11, 2001, using up to 100 freelance specialists on a contract basis. The expertise of this part of the Group will be used to leverage our Echoscope® and UIS capabilities in terms of sales and training.

We also own separate entities both in the United Kingdom and in the United States that are specifically designed to complete corporate acquisitions, Coda Octopus (UK) Holdings Ltd and Coda Octopus (US) Holdings, Inc.

Our Products

Our products are marketed under two brands, Coda ™ and Octopus ™. Coda brand products are high-end, enhanced, feature-rich products. They are designed to be used in the most exacting underwater survey, inspection and monitoring requirements. The Octopus brand instruments are rugged, simple-to-use work-horse products used by survey companies, navies and academic organizations, where simple installation and minimal training is required.

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

Coda Echoscope®

The Echoscope®is a unique sonar device which embodies a patented invention for a method of producing a 3D Sonar Image that permits real time, three-dimensional viewing, imaging and data recording of underwater scenes and objects. The 3D aspect enables the high resolution visualization to be performed from multiple perspectives. It is able to detect moving as well as fixed objects, and unlike optical sensors can detect and image objects in zero visibility water. Unlike conventional 2D sonars that generate narrow beams  or fan shaped beams, the Echoscope®uses advanced beam forming techniques to generate over 16,000 individual beams to create instantaneous high resolution 3D images. The Echoscope®is compact, measuring about the size of an average briefcase, thus enabling it to be used from small vessels. It is suitable for over-the-side or bow mounting on vessels of any size or on remotely operated underwater vehicles (“ROV”) and autonomous underwater vehicles (“AUV”). The price for this product ranges from $250,000 to $340,000 per device depending on depth rating.

The Echoscope® has a very wide range of applications including:

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

Considerable interest in the Echoscope® has been shown by the United States Coast Guard, NAVSEA, the US Office for Naval Research (ONR), the US Office for Naval Intelligence (ONI), the US Department of Homeland Security and various other defense agencies. The Echoscope®, in its simplest form as a stand alone product, is priced at $250,000. We have sold and delivered 29 of these to customers since its introduction. In addition, a number of these devices are on long term rental in places like the Gulf of Mexico. Among the first purchasers have been United States naval agencies, the United States Coast Guard, research institutions, a construction company in Japan and two construction companies, Van Oordand and Baggermaatschapij Boskalis BV, both based in the Netherlands.

Coda Underwater Inspection System (UIS™)

The Coda Underwater Inspection System or UIS™ is the world’s first, and we believe only, fully integrated high resolution real-time 3D inspection system. It delivers precise and intuitive 3D images in real-time, and is designed to inspect large areas with 100% coverage .  At the heart of every UIS™ is the unique Echoscope® real-time 3D sonar incorporating our cutting edge phased array technology to simultaneously generate over 16,000 beams. This results in an instant three dimensional sonar image where the position of every data point is accurately known, producing detailed images from a single sonar ping.

To ensure accurate positioning the Echoscope® is integrated with the Octopus F180™ in the UIS™, giving series precision attitude and positioning. This provides absolute positioning at accuracies of up to 10cm (4”), with heading better than 0.05°. High accuracy is the key to ensuring that all data is correctly geo-referenced, enabling real-time mosaicing as well as quick relocation of areas of interest from previous inspections.

As part of a small boat package, the UIS™ includes a ruggedized digital video camera or optional night vision camera to provide a separate and immediately obvious above water reference. For remotely operated vehicle (ROV) installations, the latest laser scaling camera provides an accurate visual cross reference.

Depending on the application and platform, the UIS™ can be combined with a wide range of additional sensors and other sonars to create a fully integrated bespoke package. Centered around the unique and powerful Echoscope® 3D sonar, the integrated UIS™ solution offers significant advantages and superior performance over systems using 2D sonar, sector scan sonar, acoustic lens sonars or underwater video cameras alone.

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

Option	Description	Estimated Purchase Price	Time Period for Delivery
Option 1 RANGE RESOLUTION ENHANCEMENT	Development of core beam forming hardware and related technology to improve the current 3 or 4cm range resolution to 1 or 2cm, and increase target detection of objects on harbor walls and other close range applications.	$634,065	Completed

Option 2 INCREASE ECHOSCOPE FREQUENCY	Development of new transducer and channel board hardware to allow operation at higher frequencies (up to 500KHz) which will increase the resolution of the data	$378,084	Completed

Option 3 AUTOMATED CHANGE DETECTION	Development of software compatible with the UIS platform and designed for on-line detection and post-processing analysis of captured Echoscope® data. In essence, the software will have the capability of registering any changes of new data collected against a baseline survey and automatically alert end-user to the changes (i.e the presence of something that was not there on the last inspection - example of a harbor wall).	$1,152,948	Expected to be completed April 2010

Option 4 ADVANCED PROTOTYPE UIS SYSTEM	Building of up to seven (7) additional UIS Systems to agreed USCG specifications.	$3,291,750	Completed

Option 5 DEVELOPMENT OF ONE PIECE F190	Development of a F190 Positioning System to replace the standard two piece system currently used in the UIS.	$247,434	Completed

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

Colmek Products

Stinger™ family of Rugged Small-Form-Factor PCs

CodaOctopus Colmek takes a unique "Total Systems Solutions" approach to meeting customers’ requirements for rugged small-form-factor PCs. Typically our competitors try to fit standard products into complicated applications, while we look at all the requirements and adapt the product accordingly. By taking a modular design approach, we can formulate the best total solution for our customer/partner and do so economically. Coda Octopus has successfully deployed Stinger products on Unmanned Aerial Systems (UAS), and shipboard for satellite-based tracking systems.

RhinoTuff™ family of Rugged Touch Screen Computers

The robust RhinoTuff™ rugged touch screen computer is built exclusively for reliable operation in the world's harshest environments. It is modular and user-definable affording maximum flexibility. This all-weather, all terrain, all-in-one PC thrives in field where the average "tough" computer is simply not tough enough, including, mining & construction sites, oil fields, marine environments, and military battlefields.

Rugged Chassis/Enclosures:

The chassis and enclosures offered by Coda Octopus Colmek are fully customizable to military/industrial needs. We are a key supplier on high profile programs including Raytheon's Phalanx Close-In Defense System (CIDS) Northrop Grumman's airborne mine hunting sonar AN/AQS-24. Enclosures technologies offered by Coda Octopus Colmek include: VME, Micro-TCA, cPCI, VPX and ATR.

Other products offered by Coda Octopus Colmek include: subsea telemetry & data acquisition systems, rugged workstations, analog-to-digital converters, Endurance™ rugged routers, Marathon™ rugged switches, rugged LCD displays, and rugged printers.

Our Services

As a result of the acquisitions of Martech and Colmek, we have moved from being a pure products company to being a comprehensive provider of systems and solutions.  Both of these entities focus on producing specific low volume, high value solutions, bringing the Group firmly into the services sector in the defense and homeland security markets. The addition of these design and solution provision capabilities to our Echoscope® product set gives enormous added strength to the business.

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

Martech provides Coda Octopus with the skills, practices and knowledge to expand its foothold in the UK defense sector and ensures that it can substantiate its credibility as a defense and homeland security supplier.  Martech’s revenues for the full year ended October 31, 2009 were $2,558,808.

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

In the past, the Company has also been engaged on projects such as the design and production of a pipeline inspection vehicle and helicopter-based mine hunting system incorporating sonar, laser, and acoustic payload configurations. Contracts ranged in amounts from very low values to around $2,000,000. For the future Colmek will seek the larger engagements in addition to continuing to seek smaller contracts. Colmek’s revenues for the full year ended October 31, 2009 were $3,368,323.

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

In Bergen, we have two chief engineers, who between them led the hardware and software development of the Echoscope®, and three other engineers who support this activity, covering mechanical design and engineering and software.

The key drivers for our research and development activities are the lead we believe we have in 3D acoustic imaging and which we aim to maintain over the coming years. Our aim and strategy is to stay at the forefront of this technology, allowing us to generate strong earnings growth from regular new products.

We have recently been investing over $3 million annually in our research and development activities and expect to continue this investment at a level of between $2m and $3m during the current year in order to continue the current pace of research and development, as well as product and intellectual property rights development. Our products are developed in-house by our team of software design, hardware design and engineering, and support staff. In the year ended October 31, 2009, we spent $ 2,652,713 on research and development which was charged to operations.

Production and Manufacturing

Our production process consists of supply chain management, PCB assembly, product assembly , testing and calibration. We do not undertake any metal fabrication and all components are manufactured outside of the Company, bought in as raw materials and then assembled into finished goods.

Assembly of our products has been rationalised from four places down to three at present, with plans to reduce this to two places shortly. Our data acquisition products and motion sensors and printers are currently produced in Weymouth, where Martech also undertake any production required as part of their engineering design services. Similarly, Colmek undertakes any production required as part of its engineering projects in Salt Lake City, Utah. Finally, the production of our Echoscope® product is currently located in Norway, but is moving shortly to our facilities in Utah, and Weymouth.

Marketing

We conduct worldwide sales and marketing through each company individually, with our synergies, national and international exposure sought between the heads of each operation. This structure provides dedicated sales effort in each of the Group companies, and encourages cross-selling and marketing of other Group companies’ products and services. The companies are staffed as follows:

s	Coda Octopus Products - four persons distributed in the UK and one part time staff member in New York.

s	Coda Octopus Martech - three full time staff based in Weymouth, UK

s	Coda Octopus Colmek – three full time and one part time staff

s	Coda Octopus Innalogic - one staff member based in New York City, USA

Generally, our focus is on widening our market reach and selling broader services, systems and solutions within our existing customer base. Specifically, we have a key focus on Port and Harbor Security, leading with our flagship 3D sonar product Echoscope®, and its added value derivative, the UIS™. Our marketing effort is dedicated to enhancing, reinforcing, and protecting the value of our lead in this huge emerging market, broadening our current product and systems-based offerings to be able to offer complete solutions. However, within that we have the following supporting marketing sub-strategies:

s
Product: The extension of our product line (particularly Echoscope®) through adding value to produce both higher added functionality products (eg. UIS™, the Company’s Underwater Inspection System), and higher volume products exploiting that same techgnology base.

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

Suppliers

Most of the materials and components used in our products are readily available in the marketplace and are delivered pursuant to simple purchase orders. We do not have long term supply contracts with our suppliers with the exception of Oxford Technical Solutions (OTS) with whom we are currently negotiating the renewal of the supply agreement which expired in 2009 according to its terms and under which OTS delivers licensed technology for use in our F180 product line. Other than this specific technology we are not dependent on any materials that could not be obtained from alternative sources if our current suppliers cease to make deliveries to us for any reason.

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

We have been granted four (4) patents:

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

s	Patent No. 6,532,192 concerns “Subsea Positioning System and Apparatus”, recorded in the US Patent Office. This patent relates to subsea positioning system and apparatus.

s	Patent No. 7,466,628 concerns a ’Method of constructing mathematical representations of objects from reflected sonar signals

s	Patent No. 7,489, 592 concerns a ‘method of automatically performing a patch test for a sonar system is disclosed, where data from a plurality of overlapping 3D sonar scans of a surface as the platform is moved are used to compensate for biases in mounting the sonar system on the platform’.

In addition, we have applied for the following patents:

s	Application number US11760417 concerns “Combined pressure compensator and cooling unit”;
s	Application number US12061298 concerns “Acoustic coating”;
s	Application number US12103839 concerns “Fast averaged volumetric rendering of large sets polar/range data using minimal intermediate storage”; and
s	Application number US12138702 concerns “Edge enhancement of 2D polar range data using a common cartesian coordinate system”.

Trademarks

In marketing and branding our products and services we use the following registered and unregistered trademarks:

 Coda ®
 Octopus®
 Octopus & Design®
 F180 ®
 Echoscope ®
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

Employees

As of the date hereof, we have 88 employees:

s	5 are employed in research and development in our Bergen facility
s	9 are employed in research and development in Edinburgh
s	17 are employed in sales, marketing, production and administration in Edinburgh
s	4 are employed in management, administration and sales at our New York City office
s	3 are employed in sales and support in Florida
s	30 are employed in Weymouth
s	20 are employed in Colmek in Salt Lake City, the main categories of employees being engineers and technician.

A large majority of our employees have a background in science, technology and engineering, with a substantial part being educated to degree and PhD level. None of our employees are members of any union, and we have not experienced organized labor difficulties in the past.

ITEM 2.	PROPERTIES

New York City, New York, USA. Our corporate offices, and those of our wholly owned subsidiary, Coda Octopus Innalogic, are located at 164 West 25 th Street, 6 th Floor, New York, New York 10001. We lease premises comprising approximately 750 square feet pursuant to a renewable lease which expires on June 30, 2011. The lease provides for a monthly rental of $3,000.

Salt Lake City, Utah, USA .Our wholly owned subsidiary, Coda Octopus Colmek, Inc. d/b/a Colmek Systems Engineering, leases approximately 7,170 square feet of business premises at 1775 and 1785 South 4130 West  Suites, Salt Lake City UT 84104, Utah comprising both office space, manufacturing and testing facilities. The lease provides for a monthly rental of $6,504.00 excluding property tax and utilities and during the term is subject to an  annual rental increase of 3% every April. The lease expires in September 30, 2014.

 Edinburgh, Scotland, UK. Our wholly owned UK subsidiary, Coda Octopus Products Limited, leases business premises comprising 4,099 square feet and located at 2 nd Floor, Anderson House, 1 Breadalbane Street, Edinburgh, Scotland. The space comprises a main floor which houses sales and support staff and our software product development team. The building is located close to the Port of Leith and Firth of Forth, which is convenient for conducting trials and demonstrations of our products. The lease provides for an annual rental of £65,584 and expires on September 26, 2016. Pursuant to the provisions of the lease, we may terminate the lease without penalty on or after the fifth anniversary of the lease agreement, which is September 26, 2011.

We also lease workshop and manufacturing facilities at Units 8 and 10 Corunna Place, Edinburgh, Scotland comprising 1,797.5 square feet and used as workshop space. The lease provides for a rental of £12,705 per annum (£1,058.75 per month).  We have served notice to surrender the lease which expires on 31 July 2010.

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

Bergen, Norway. Our Norwegian subsidiary, Coda Octopus Omnitech AS, leases 2,370 square feet of business premises in a recently refurbished maritime business center directly on the waterway connected to Bergen harbor. This serves as our Research and Development center with purpose-built laboratories for electronic and mechanical development. The lease provides for a rental of NOK 440,500 per annum and expires in May 31, 2012. We have sub-leased a part of these premises.

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

We are currently engaged in two lawsuits.

The first one involves the former Chief Executive Officer of our subsidiary, Coda Octopus Colmek, Inc. (Scott DeBo v Miller & Hilton, Inc. d/b/a Colmek Systems Engineering and Coda Octopus Group, Inc. File No. 080923661).  Mr DeBo claims breach of his employment contract, tortuous interference with his contract, termination in violation of public policy and failure to pay wages when due. He filed a complaint and an amended complaint on November 10, 2008 and December 10, 2008, respectively. We answered the amended complaint denying Mr. DeBo’s allegations, raising affirmative defenses on December 22, 2008 and intend to defend ourselves vigorously.  The Parties have now completed the discovery process and we expect the hearing to be scheduled for the second quarter of this financial year.

The second one involves Federal Engineering & Marketing Associates Inc (FEMA) a Colorado corporation.  FEMA is a former sales representative of Coda Octopus Colmek, FEMA claims breach of contract and seeks various relief in the District Court, Routt County, Colorado (Case Number 2009CV278).  We have answered the complaint which included a counter-claim. We intend to defend ourselves vigorously in these proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was included for quotation on the OTC Bulletin Board under the symbol CDOC from October 3, 2007 until October 2009.  Since that time, it has been included for quotation in the pink sheets.  We intend to take all requisite action to have our common stock re-included on the OTC Bulletin Board as soon as possible.

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

Year Ended October 31, 2008	HIGH	LOW
First Quarter	$0.88	$0.45
Second Quarter	$0.80	$0.35
Third Quarter	$0.39	$0.28
Fourth Quarter	$0.30	$0.11

Year Ending October 31, 2009	HIGH	LOW
First Quarter	$0.20	$0.11
Second Quarter	$0.16	$0.05
Third Quarter	$0.12	$0.05
Fourth Quarter	$0.11	$0.01

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. As of January 18, 2010, we had approximately 398 shareholders of record.

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

General Overview

Coda Octopus develops, manufactures, sells and services real-time 3D sonar and other products, as well as engineering design and manufacturing services on a worldwide basis. Headquartered in New York City, with research and development, sales and manufacturing facilities located in the United Kingdom, United States and Norway, the Company is engaged in software development, defense contracting and engineering services through subsidiaries located in the United States and the United Kingdom.

Founded in 1994, Coda operated for ten years as a private company based in the UK. By the late 1990s, the Company had developed a strong reputation as a developer and marketer of high quality software-based products used for underwater mapping, geophysical survey and other related marine applications.

Shortly after September 11, 2001, management was introduced to, and in December 2002 completed the acquisition of OmniTech AS, a Norwegian Company that had developed and patented a prototype system called the Echoscope®. The Echoscope® permits accurate three-dimensional visualization, measurement, data recording and mapping of underwater objects – in effect, the ability to “see” an object underwater in real time.

Management believed that real-time 3D sonar could represent a truly disruptive technology with the potential to change industry standard practices and procedures. It envisioned significant applications for this technology in Defense, Underwater Port Security, Oil and Gas Exploration and Security, Bridge Repair, and large-scale Underwater Construction projects. Given these beliefs, the Company decided that the best way to gain access to the capital and the visibility needed to commercialize real time 3D sonar, and to successfully enter multiple worldwide markets in the post 9/11 environment would be to move its headquarters to the USA, and to become a publicly traded company in the United States.

On July 13, 2004 Coda Octopus became a public company through a reverse merger with The Panda Project, Inc., a publicly traded Florida corporation. As a result of the transaction, Coda and its shareholders, including its then controlling shareholder, Fairwater Technology Group Ltd, were issued 20,050,000 common shares comprising approximately 90.9% of the then issued and outstanding shares of Panda. Subsequently, Panda was reincorporated in Delaware, and changed its name to Coda Octopus Group, Inc. By mid 2005, the Company had completed the move of its headquarters from the UK to New York City.

Since moving to New York, the Company has accomplished a series of objectives:

1.
It raised approximately $33 million in funds, through three private placements primarily with institutional investors. The Company raised approximately $8 million in 2006, approximately $13 million in April/May 2007, and approximately $12 million in a convertible debt transaction that was completed in February 2008.

2.
It completed the commercialization of the Echoscope® and successfully deployed its real-time 3D technology and products on three continents with major corporations, governments, ports, law enforcement agencies and security organizations.

3.
It significantly broadened both its revenue base and its base of expertise in engineering, defense electronics, military and security training, and software development primarily through the acquisition of four privately held companies. Management believes that broadening the base of the Company in these specific areas was necessary to position Coda Octopus as a reliable and experienced contractor, subcontractor and supplier of 3D sonar products and systems on a worldwide basis.

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

These will enable users to “see” objects that are smaller than a baseball from a distance of more than 100 meters, and to do so in all kinds of ocean or water conditions at virtually any depth. In addition, the Company through its Colmek subsidiary, has more than 20 years of successful experience as contractor with the Department of Defense, and as a subcontractor with various large primes, most particularly Raytheon.

5.
The Company has also taken advantage of its first mover status in real-time 3D sonar to start to open up several potentially significant vertical markets in the private sector. Thus far, the three areas of focus have been Dredging, Underwater Construction, and Security. In each of these areas, the Company has selected a lead customer and has worked with that customer to develop and deploy a system that management believes will have wide application throughout the segment. In the case of Rotterdam-based Van Oord, Coda Octopus was funded to develop a particular application, and in other cases the Company has financed the development internally.

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

The consolidated financial statements include the accounts of Coda Octopus and our domestic and foreign subsidiaries that are more than 50% owned and controlled, which includes Dragon Design Limited (now fully integrated into Coda Octopus Martech Limited.), which was fully acquired on December 15th 2008 and is based in Weymouth, Dorset, United Kingdom.

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

Products and Services

We are engaged in 3D subsea technology and are the developer and patent holder of real-time 3D sonar products, which we expect to play a critical role in the next generation of underwater port security and oil, gas and construction. We produce hardware, software and fully integrated systems, which are sold and supported on a worldwide basis, with wide applications in a number of distinct markets:

s
Marine geophysical survey (commercial), which focuses on oil and gas, and oceanographic research and exploration, where we market to survey companies, research institutions and salvage companies. This was our original focus, with current products spanning geophysical data collection and analysis, through to printers to output geophysical data collected by sonar.

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

s
Underwater construction, where our products are used for real-time monitoring of sub-sea construction, a particularly challenging environment. We have also developed for one of our customers a tailored software application to allow the laying of concrete Accropodes™ (large concrete blocks) used for constructing breakwaters. The advantage of our real-time system is in giving visibility where previously divers were used to help with the construction, a dangerous and inefficient process.

s
Dredging, where our products are used for pre-dredge survey and in a real-time mode where they monitor the quality and precision of the dredge. The advantage we give is in improving the dredge quality and drastically reducing the time involved – for example, if a re-dredge is required, this can be done immediately from the information we provide, instead of days or weeks later, when a new vessel may even have to be used, incurring much greater cost.

s	Other applications, such as shallow water hydrography underwater logging, debris survey and treasure hunting.

In addition, through our two engineering services subsidiaries, Coda Octopus Martech Ltd, based in Weymouth, England, UK, and Coda Octopus Colmek, based in Salt Lake City, Utah, USA, we provide engineering services to a wide variety of clients in the subsea, defense, nuclear, government and pharmaceutical industries. These engineering capabilities are increasingly being combined with our product offerings, bringing opportunities to provide complete systems, installation and support.

For the foreseeable future, we intend to continue our focus on port security. We believe that in the post 9/11 era there are significant growth opportunities available in that particular market segment because of increased government expenditures aimed at enhancing security. Specifically, we believe that we have the ability to capitalize on this opportunity as a result of:

s
First mover advantage in 3D sonar markets based on our patented technology, our research and development efforts and extensive and successful testing in this area that date back almost two decades as well as broad customer acceptance.

s	Early recognition of the need for 3D real-time sonar in defense/security applications.
s	Expansion into new geographies like North America and Western Europe.
s	Expansion into new commercial markets like commercial marine survey with innovative products.
s	Recent sole source classification for one of our products and its derivatives by certain government procurement agencies.

Further, we believe the Echoscope® will transform certain segments of the sonar products market. In addition, 3D sonar, currently in the early stages of adoption, has disruptive technology qualities as it has the ability to change industry standard practice in respect of the method for visualization and imaging of underwater objects and environment. Therefore, it will likely change who supplies into this market as well as our market position and that of our competitors. We believe the market opportunity in underwater security and defense could grow at a rapid pace over the next several years.

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

Revenue Recognition

We record revenue in accordance FASB ASC Topic 605 - Revenue Recognition.

Revenue is derived from our products sold by our subsidiaries, Coda Octopus Products Inc. and Ltd., from sales of underwater technologies and equipment for imaging, mapping, defense and survey applications. Revenue is also derived through service contracts gained by our Martech, Colmek Tactical and Innalogic businesses.

Revenue is recognized when conclusive evidence of firm arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. No right of return privileges are granted to customers after shipment.

For arrangements with multiple deliverables, we recognize product revenue by allocating the revenue to each deliverable based on the fair value of each deliverable in accordance with ASC 605, and recognize revenue for equipment upon delivery and for installation and other services as performed. ASC 605 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

Our contracts typically require customer payments in advance of revenue recognition. These deposit amounts are reflected as liabilities and recognized as revenue when the Company has fulfilled its obligations under the respective contracts.

Revenues derived from our software license sales are recognized in accordance with FASB ASC Topic 985 - Software. For software license sales for which any services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed and determinable.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718 “Compensation - Stock Compensation” (“ASC 718”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award. This value is expensed ratably over the vesting period for time-based awards and when the achievement of performance goals is probable in our opinion for performance-based awards. Determining the fair value of share-based awards at the grant date requires judgment; including volatility, terms, and estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock based compensation expense and the Company’s results of operations could be materially impacted.

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of FASB ASC 740 - Income Taxes. Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

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

We measure the carrying value of goodwill recorded in connection with the acquisitions for potential impairment in accordance with ASC 350 - Intangibles - Goodwill and Other. To apply ASC 350, a company is divided into separate “reporting units”, each representing groups of products that are separately managed. For this purpose, we have one reporting unit. To determine whether or not goodwill may be impaired, a test is required at least annually, and more often when there is a change in circumstances that could result in an impairment of goodwill. If the market capitalization of our common stock is below book carrying value for a sustained period, or if other negative trends occur in our results of operations, a goodwill impairment test will be performed by comparing book value to estimated market value. To the extent goodwill is determined to be impaired an impairment charge is recorded in accordance with ASC 350.

Results of Operations

Introduction

Results for the year ending October 31, 2009 (the “2009 Period”), include two new operations, Coda Octopus Tactical Intelligence, Inc and Dragon Design Ltd, both of which were acquired during the period. This should be taken into account when comparing the 2009 Period with the year ending October 31, 2008 (the “2008 Period”).

Recent Developments

Cash Framework Agreement

On March 16, 2009 the Company entered a “Cash Control Framework Agreement” with the Royal Bank of Scotland (the debt holder pursuant to which it is assumed that, subject to the Company being compliant with the terms of the transaction documents entered into on February 21, 2008, no adverse actions will be taken by the debt holder). This agreement has been extended until March 16, 2011 and it creates debtor book financing package to allow the Company to obtain up to $2.15M in working capital in exchange for receivables or project financing. As part of the terms of that agreement, the Company committed to a cost reduction program (including management pay cuts) to reduce significantly our SG&A, R&D and Capital Expenditure costs by an annualized $3.35 million.

In addition, on January 18, 2010, the debt holder waived for one year its right to demand repayment of the loan as a result of our failure to observe certain specified loan covenants

Cost Cutting Program

In February 2009, we embarked on a cost reduction program.  This resulted in annualized savings of at least $3.35 million for the 2009 Period.  Actual savings for the 2009 Period amounted to $2.1 million against budget. These cost savings against budget were achieved in the following areas:

Description	Amount
Reduction in Research and Development:	$321,837
Reductions in other SG&A costs	$3,061,991

Total SG& A Cost Savings	$3,383,828

Reductions in Capital Expenditure	$179,725

The following table shows actual quarterly savings against budget for the 2009 Period

Period	Amount
Quarter Ended January 31, 2009	$237,000
Quarter Ended April 30, 2009	$419,000
Quarter Ended July 31, 2009	$750,000
Quarter Ended October 31, 2009	$707,000

Total cost saving against budget for the 2009 Period	$2,113,000

Since September 2009 we have accelerated our program of reducing the levels of management in the Group. We have eliminated the “Senior Vice President” level of management and now have a total of three full time staff members (reduced from twelve) who are not employed in any of our subsidiaries. We have also eliminated a large number of arrangements with consultants and Government lobbyists.

The Group’s management now consists of a Group CEO (with overall responsibility for Group performance), Group Financial Officer, CTO (who also manages the Group’s R&D), and the CEOs of the various Group Companies

We believe that the cost cutting program has achieved its objectives and we expect to maintain our SG&A at around $8.5 million during the current fiscal year (down from approximately $11.238 million for the 2009 Period).  We intend to reinvest some of the savings in additional sales and marketing staff to ensure that we are gaining the maximum advantage from our leading technology and skills.  We also anticipate hiring one more senior executive to operate at Group level.

Reorganization

The Company commenced a reorganization program which has separated the operations into two geographic segments (Europe and the Americas). The goal of the reorganization is to centralize functions into the engineering companies located in Weymouth, UK (currently Coda Octopus Martech) and Salt Lake City, US (currently Coda Octopus Colmek). The R&D unit will become a more horizontal unit working to make advances in our core technology (3D sonar) while helping to spread these advances across the Group, as well as promoting technology advances from other parts of the Group.

Within our products company in Edinburgh, we have formed a dedicated unit which is focused entirely on the Echoscope® rollout plan for the various markets the Company has identified. The function of this unit is to oversee production, development, documenting and delivering the core product to the defined markets. Manufacturing of the Echoscope® will move to Salt Lake City (Colmek), to comply with the Defense Department’s preference to have technology products manufactured domestically, and to Weymouth, UK, (Martech).

Although the economic environment has been challenging, the markets that the Company addresses – engineering, defense, oil and gas, and security – are less affected than many others. We intend to continue to exploit our lead in 3D real-time sonar, while tactically streamlining the business to be profitable at a much lower revenue rate.

On or around September 2009, we also reorganized our executive and management structure by eliminating the Senior Vice President (SVP) tier which comprised eight SVPs and replacing the Group CEO who had been the founder and Group CEO since inception.  Our management structure now consists of a Group CEO (with overall responsibility for Group performance), Group Financial Officer, CTO (who also manages the Group’s R&D), and the CEOs of the various Group Companies.

Comparison of fiscal year ended October 31, 2009, compared to fiscal year ended October 31, 2008.

Introduction

Coda Octopus Martech acquired Dragon Design in December 2008. Therefore, financial information for Martech for the 2009 Period includes activity in Dragon . This should be taken into account when comparing the 2009 Period with the 2008 Period.

Revenue: Total revenues for the 2009 Period and the 2008 Period were $13,224,435 and $16,968,992 respectively, representing a decrease of 22.1%. Contributing factors to the decrease were the global economic downturn, a particular slowdown in the oil and gas market globally, and the hiatus in Government business brought about by the Presidential elections, and the particular focus on Government procurement, and where we saw only one of our planned minimum of four sales of our Echoscope®.

Gross Margins:  Margins were weaker in the 2009 Period at 52.2% (gross profit of $6,908,474) compared to 59.1% ($10,027,635) in the 2008 Period, reflecting a different mix of sales in our businesses (products versus project work). In particular the slowdown in the oil and gas and Government procurement markets had a direct impact on the sales of our Echoscope® and we realised only one of our budgeted minimum of four sales for 2009.  These factors caused a drop in product income.

Whilst  our skills businesses also to, a lesser degree, suffered from the slowdown  because the profile of these businesses is of project work running over a period of months and years the effect of any change of growth rate is spread over time rather than the small number of weeks between order and delivery typical of products businesses.

Research and Development (R&D). R&D spending decreased from $3,525,023 in the 2008 Period to $2,652,713 in 2009 in line with our commitment to the holder of our secured convertible notes. However, this level of spending still allows us to devote considerable R&D resources to bring forward product variants of our core technology that we plan to introduce to the market over the next months.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the 2009 Period decreased to $11,238,961 from $13,204,254 in 2008, a reduction of 14.9% which reflects activity under the cost reduction plan that has been executed during 2009 and hitherto in 2010. Of this 2009 total (of $11,238,961), $1,039,892 is due to one-time charges associated with termination payments to directors and management. Excluding this amount would reduce SG&A to $10,199,069 or 22.7%.

A breakdown of corporate (HQ) SG&A is in the table below:

	2009	2008

Rent & Utlilities	211,550	156,560
Office Exps	176,816	332,096
Payroll	1,773,265	2,055,700
Insurance	241,872	106,226
Professional	3,106,217	1,578,088
Forex	41,511	643,382
Marketing	320,330	824,593
Travel	203,834	362,673
Sale of Asset	1,096	-

Total Corp SG&A	6,076,491	6,059,319

Depreciation and Amortization	279,821	198,185
Stock Compensation	226,710	939,286

Key areas of 2009 Period expenditure include wages and salaries, where we spent $6,835,266 or 49.2% during the 2009 Period against $8,202,854 or 49.0% of our SG&A cost during the 2008 Period; legal and professional fees, including accounting, audit and investment banking services, where we spent $3,293,878 or 23.71% in 2009 against $1,357,114 or 8.1% of our SG&A costs in 2008 - this increase is due to legal fees, and provisions associated with defending the two legal cases described in Item 4 above and accounting; travel costs reduced to $476,677 or 3.3% in 2009 from $782,615 or 5.63% of SG&A in the 2008 Period, rent for our various locations increased in 2009 to $715,910 or 5% against $701,528 or 4.2% of SG&A in 2008; marketing reduced in the 2009 Period to $522,576 or 3.6% of SG&A against $1,240,508 or 7.4% of SG&A in 2008, as we reduced the number of consultants engaged in the Business.

Operating Loss. We incurred a loss from operations of $6,983,200  in the 2009 Period against $6,701,642 in the 2008 Period.  This increased loss is attributable to falling revenues, particularly in sales of products during the downturn in the oil and gas industry and the hiatus in Government sales brought about by the 2009 Presidential election.

Interest Expense . Interest expense increased in the 2009 Period to $1,846,883 from the 2008 Period interest costs which were $1,538,724. In both years we have included amortization of the 30% redemption premium for our convertible note, at a cost of $514,285 for 2009 against $348,493 for 2008.  We have accrued interest on the convertible bond of $195,150, ahead of payment of this latter amount in February 2010.

Dividends and Other Stock Charges. In the 2009 Period, dividends were due only on outstanding Series A Preferred stock, and totalled $47,382 for the year, versus $129,568 in 2008.

Financial Instruments Measured at Fair Value

FASB ASC Topic 820 - Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we considered the principal or most advantageous market in which we would transact and considered assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non- performance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

Items recorded or measured at fair value on a recurring basis in our accompanying financial statements consisted of the following items as of October 31, 2009:

		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash	$994,081	$994,081
Short term Investment	$51,000	$51,000
Total	$1,045,081	$1,045,081	-	-
Liabilities:
Notes Payable	$13,233,523	$-	$13,233,523	-
Total	$13,233,523	$-	$13,233,523	-

With the exception of assets and liabilities included within the scope of FASB ASC Topic 820-10-15, we adopted the provisions of ASC 820 prospectively effective as of the beginning of the 2008 Period.  For financial assets and liabilities included within the scope of ASC 820-10-15, we will be required to adopt the provisions of ASC 820 prospectively as of the beginning of Fiscal 2009.  The adoption of ASC 820 did not have a material impact on our financial position or results of operations, and we do not believe that the adoption of ASC 820-10-15 will have a material impact on our financial position or results of operations.

The fair value of the assets, short term investments, at October 31, 2008 was grouped as Level 1 valuation as the market price was readily available, and there has been no change to the fair value of the securities at October 31, 2009.

Loans and notes payable is recorded at face amount, which approximates fair value.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming it will continue as a going concern. For the fiscal year ended October 31, 2009, the Company has an accumulated deficit of $59,130,336, negative working capital of $442,520, a capital deficit of $7,915,102 and generated a deficit in cash flow from operations of $1,665,070 in 2009 Period against $5,261,562 in the 2008 Period. The Company has been dependant upon the ability to generate revenue from the sale of its products and services and the discretion of the note holder to release cash to cover operations. Management believes that based upon its current cost reduction program to reduce expenses by $3.35 million annually; based upon our reorganization of our business, customer prospects have been enhanced and is evident in receipt of approximately $3.9 million dollars of additional contracts and purchase orders during the first quarter of fiscal year end 2010; based upon the Company’s cash flow projections for it business operations through January 2011; collectability of its receivables in the ordinary course of business; based on the Noteholder’s 12 month extension of the cash control framework agreement as discussed in Note 12 and the Noteholder’s agreement to waive its right to demand repayment of the loan until March 16, 2011, the Company will be able to continue its operations through October 31, 2010. The Company’s ability to continue as a going concern is ultimately dependent upon achieving profitable operations and generating sufficient cash flows from operations to meet future obligations.

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

 The translation of the Company’s UK operations’ pound sterling denominated balance sheets into US dollars has been affected by the rapid strengthening of the average value of the US dollar against the British pound sterling from $1.94 in 2008, to $1.54 in 2009, an approximate 20.6% appreciation in value. These are the values that have been used in the calculations below.

The translation of the Company’s Norwegian operation’s Kroner denominated balance sheets into US dollars, as of October 31, 2009, has also been affected by the currency fluctuations of the US dollar against the Kroner from and average rate of $0.186 during 2008, to $0.154 during 2009, an approximate 18% change in value. These are the values that have been used in the calculations below.

The impact of these currency fluctuations on the 2009 Period is shown below:

	Pound Sterling		Norwegian Kroner
	Actual Results	Constant Rates	Actual Results	Constant Rates	Total Effect

Revenues	$7,319,662	$9,211,649	$98,366	$118,593	$1,912,215
Costs	7,395,197	9,306,708	41,290	49,781	1,920,002
Net Income/(Losses)	(75,535)	(95,059)	57,075	68,812	(7,787)
Assets	16,604,650	16,374,676	894,178	762,033	(362,120)
Liabilities	13,335, 020	11,296,309	630,886	534,433	(2, 135,164)
Net Assets	3,269,630	5,078,367	263,293	227,600	1,773,044

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, reduced profits for the year by $7,787 and increased net assets by $1,773,044. In addition, the Company booked transactional exchange rate gains of $34,478 during 2009. All of these amounts are material to our overall financial results.

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

In August 2008, we notified the Noteholder that we believed that we would be unable to use the $6,000,000 in the manner agreed to under the terms of the Notes. In response, the Noteholder orally consented to the use of an additional $2 million of the $6,000,000 for general working capital purposes.  It should be noted that the transaction documents provides that all amendment shall be in writing signed by the parties and this was not obtained by the Company and therefore not valid.

In January 2009, we notified the Noteholder that the balance of the $6,000,000 had fallen below $4 million.

On March 16, 2009, the Company and the Noteholder entered into a Cash Control Framework Agreement, pursuant to which it is assumed that, subject to the Company being fully compliant with the terms of this agreement and those set out in the Transaction Documents entered into between the Company and the Noteholder on February 21, 2008, no adverse actions will be taken by the Noteholder. The agreement provides, among other things, for the placement of approximately $2.15 million into a segregated cash account.  Under the terms of the agreement, we may request the release of funds from the account from time to time for working capital purposes, subject to the Noteholder’s consent and agreed upon terms and conditions. Under the terms of the agreement, we have had to adhere to a strict cost cutting program which has involved reducing our SG&A, R&D and capital expenditure by an annualized $3.35 million and in this financial year, whilst we have achieved the required costs cut, we expect to maintain our SG&A at around $8.5 million level. The cash framework agreement was extended for a further period of 12 months and now expires on March 16, 2011.

On January 18, 2010, the Noteholder notified us in writing that it had waived its right to demand repayment of the loan as a result of our failure to observe certain specified loan covenants.  The waiver will expire on the first anniversary of the waiver letter.

Our ability to survive current financial difficulties resulting from our cash flow deficit is dependent on our capacity to generate revenues from the sale of our products and services.  In addition, we are highly dependent on the discretion of the Noteholder to release cash to us to cover our operating expenses.

Nevertheless, by adjusting our operations and development to the level of capitalization, we believe we will have sufficient capital resources to meet projected cash flow deficits. However, if during fiscal 2010 we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition  In order to fund our operations in the financial year 2009/2010, we estimate that we need to generate $2 million in cash in addition to the funds potentially available to us under the Cash Control Framework Agreement to be able to continue our operations at their current levels.  We will also need to increase our sales significantly in the fiscal year 2009 to 2010. We are currently negotiating with several large prospective US-based customers. Successful sales to these entities are expected to provide us increased liquidity. However, there can be no assurance that we will be successful in gaining these additional customer contracts or that we will gain them in good time.

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

We will seek to enter into negotiations with our existing investors with the objective of revising the terms of the existing investment documents.   We have also entered into preliminary discussions with the holder of the convertible note to prevent it from taking actions adverse to us and to have the debt be reclassified on our books from a short term obligation to a long term obligation.  On January 18, 2010 the note holder notified us in writing that it had waived its right to demand repayment of the loan as a result of the failure to observe certain specified loan covenants.  The waiver will expire on the first anniversary of the waiver letter.  We can give no assurance that we will be successful in any of these efforts.  If we are unable to raise additional capital in the near future, it may have to curtail its business operations significantly.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Group Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of October 31, 2009. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on our assessment and the criteria discussed above, the Company has concluded that, as of October 31, 2009, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

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

Plan for Remediation of Material Weaknesses

We plan to improve our control environment and to remedy the identified material weakness by expanding the resources available to the financial reporting process.  These ongoing efforts are to include: (i) evaluating and improving our existing internal control documentation to develop clear identification of key financial and reporting controls; (ii) a restructuring of our existing personnel in order to achieve a full-time equivalent position in our accounting and analysis processes; (iii) reviewing our accounting process; and, (iv) and reviewing our control procedures with the aim of  in developing on-going test plans to assure compliance and enhancement as needed to existing controls.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Group Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended October 31, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are our executive officers and directors as of the date hereof:

Name	Age	Position(s)
Geoff Turner	57	Chief Executive Officer, Interim Chief Financial Officer and Director
Blair Cunningham	40	Chief Technology Officer and Head of R&D Operations
Frank B. Moore	73	Director

Geoff Turner has been with the Company since May 2006 and during this time has had a number of roles including Senior Vice President, Mergers and Acquisitions of Coda Octopus Group, Inc. and  President European Operations. In September 2009 he was appointed as Chief Executive Officer. He was appointed interim Chief Financial Officer in January 2010. Previously, he served as a consultant from November 2005 to April 2006 through his consultancy company Taktos Limited. Mr. Turner is also a Director of the Company’s subsidiaries, Coda Octopus Martech Limited and Coda Octopus Products Limited. He has been involved in the IT industry for over 30 years, in both technical and commercial roles. He spent the 13 years up to 1999 with GE Information Services (& International Network Services), the then global market leader in Electronic Commerce, where he was Director of Business Development for Europe, Middle East and Africa. During this time, in addition to his business development roles he held posts as Software Products Director, and in global channel sales management. Since leaving GE in 1999, Mr. Turner has been involved as a shareholder and a consultant through Taktos Limited in a number of businesses ranging from financial services businesses to a provider of supply chain management software.

 Blair Cunningham has served as Chief Technology Officer and Head of R& D Operations of Coda Octopus Group, Inc. since 2005 and Technical Manager of Coda Octopus Products Ltd between July 2004 and July 2005. From March 1992 to present he has served as a Director of Softworks Business Systems Solutions Ltd, an Aberdeen, Scotland based software company which developed turnkey software solutions for large public companies. From 1990-92, Mr. Cunningham was an Analyst/Programmer with Weight Management Group Ltd, Aberdeen. Mr. Cunningham received an HND in Computer Science in 1989 from Moray College of Further Education, Elgin, Scotland.

Frank B. Moore has been with the Company since May 2006 and has held a number of roles including Senior Vice President, Government Relations of Coda Octopus Group, Inc.  Currently, Mr. Moore serves as Director of Coda Octopus Group Inc and Director of Coda Octopus Colmek Inc. Since December, 2001, Mr. Moore has served as Chairman of Ulysses Financial, a company engaged in private equity financing. Between January 1977 and January 1981, Mr. Moore served as Assistant to the President of the United States. His chief responsibility was the Administration’s relations with Congress. Mr. Moore reported directly to the President and also worked on international matters such as the Panama Canal Treaty and the Strategic Arms Limitations Talks (S.A.L.T. II). Prior to his position in the White House, Mr. Moore served as Assistant, and later as Chief of Staff, to the Governor of Georgia, Jimmy Carter. Between July, 1982 and September, 1998, Mr. Moore was Vice President for Government Affairs and Public Policy for Waste Management. Mr. Moore earned his BBA from the University of Georgia and completed the Advanced Management Program at Harvard Business School.

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

We do not currently have any Board committees and all functions typically performed by Board committees are performed by the Board of Directors as a whole.  We are in the process of identifying new members for our Board and intend to establish one or more Board committees as soon as practicable.

ITEM 11. EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered for the fiscal years ended October 31, 2008 and 2009 by our executive officers. The following information includes the dollar value of base salaries, bonus awards, stock options grants and certain other compensation, if any, whether paid or deferred. Conversion rates were used for 2009 and 2008 of $1.94143 and $1.9840 to £1, respectively.

Name and Principal Position	Year	Salary		Bonus	Restricted Stock Awards		Option Awards	All Other Compensation	Total
		($)		($)	($)		($)(5)	($)(6)	($)

Jason Reid (1)	2009	289,904		-0-	-0-		-0-	10,200	500,385
President & CEO	2008	375,000		-0-	-0-		15,635	10,200	400,835
Blair Cunningham (2)(3)	2009	161,875		-0-	-0-		-0-	18,866	239,333
Chief Technology Officer	2008	178,815		-0-	50,000	(7)	10,423	50,095	243,866
Anthony Davis (2)	2009	161,875		-0-	50,000	(7)	-0-	72,825	262,063
President US Operations	2008	178,815		-0-	-0-		10,423	11,962	236,962
Geoff Turner (2)(4)	2009	161,875		-0-	50,000	(7)	-0-	15,328	204,566
President European Ops	2008	178,815	(7)	-0-	-0-		10,423	15,833	240,833

(1)	Reid resigned his position as the Company’s President and Chief Executive Officer effective September 23, 2009 and as Director on January 27, 2010.
(2)	All cash amounts were paid in UK Pounds (the conversion rate used in this table for these amounts is stated above).
(3)	Mr. Davis resigned his position effective January 16, 2010.
(4)	Mr. Turner became Chief Executive Officer effective September 23, 2009.
(5)
Amount represents the aggregate grant date fair value computed in accordance with ASC 718. Information regarding the assumptions made in the valuation reported and material terms of each grant are incorporated herein by reference from “Note 4 Capital Stock” to our Consolidated Financial Statements for the Year Ended October 31, 2009.

(6)
All other compensation consisted of car allowances, re-location expenses, disability payments, pension benefits and/or pay for vacation not taken. Some of these amounts were paid in UK Pounds at the conversion rates shown above.

(7)	Comprised of 40,159 shares valued at $50,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009*
Option Awards

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Jason Reid(1)	400,000		$1.00	May 2010
President and Chief Executive Officer	25,500	49,500	1.30	August 2013
Anthony Davis (2)	200,000		$1.00	May 2010
President US Operations	17,000	33,000	1.30	August 2013
Geoff Turner(3)	150,000		$1.00	May 2010
President European Operations	17,000	33,000	1.30	August 2013
Blair Cunningham	237,500		$1.30	May 2012
Chief Technology Officer	17,000	33,000	1.30	August 2013

* In accordance with the rules promulgated by the Securities and Exchange Commission, certain columns relating to information that is not applicable have been omitted from this table.

(1)	Reid resigned his position as the Company’s President and Chief Executive Officer effective September 23, 2009 and as Director on January 27, 2010.
(2)	Mr. Davis has resigned his position effective January 2010. All options granted to him will expire within 90 days after that date, unless exercised.
(3)	Geoff Turner was appointed the Company’s Chief Executive Officer effective September 23, 2009

DIRECTOR COMPENSATION*
(During Last Completed Fiscal Year)

Name** (a)	Fees Earned or Paid in Cash (1) ($) (b)		Stock Awards ($) (c)	Option Awards ($) (d) (6)		Total ($) (j)
Paul Nussbaum	$7,500	(2)	$-0-	$57,675	(6a)	$87,675
Rodney Peacock	$5,000	(3)	$-0-	$38,450	(6b)	$58,450
Frank Moore	$6,042	(4)	$60,000	$-0-		$66,667
Faith Griffin	$4,167	(5)	$60,000	$52,016	(6c)	$121,349
Nicholas Franks	$6,042	(6)	$-0-	$-0-		$6,042

* In accordance with the rules promulgated by the Securities and Exchange Commission, certain columns relating to information that is not applicable have been omitted from this table.
** Does not include individuals who were both executive officers and directors but who did not receive extra compensation as a result of their directorship.

(1)
All cash fees shown in the table above were earned by the directors and accrued by the Company.  However, none have been paid to the directors to date.  Figures do not include expenses incurred by the directors in the course of their duties and which have accrued but not been paid.

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

(6a)	Comprising 75,000 options valued based on date of issue using Black Scholes method and booked into our accounts as an expense.
(6b)	Comprising 50,000 options valued based on date of issue using Black Scholes method and booked into our accounts as an expense.
(6c)	Comprising 250,000 options valued based on date of issue using Black Scholes method and booked into our accounts as an expense.
(6d)	On or around September 23, 2009 all retainers with Directors were terminated (with the exception of retainer with Mr. Frank Moore).

Compensation of Directors

Effective on the date of his election on July 10, 2008, Frank Moore (in his capacity as a director) is paid $20,000 per annum (consisting of a $12,500 basic fee plus $1,875 per meeting, for up to four meetings per year with additional meetings to be paid for at a rate of $500 per meeting). He also received a grant of 200,000 shares of common stock, to be issued over a period of 24 months. In addition, Mr. Moore was granted a five year option to purchase 200,000 shares of common stock and 50,000 shares of common stock at $1.30 per share, respectively.  Further, he will receive an annual grant of 50,000 options (with a strike price to be determined at the time of grant).  No such options were issued by the Company in the fiscal year 2008/2009.

Employment Agreements

Blair Cunningham

On July 1, 2005, the Company entered into an Employment Agreement with Blair Cunningham. The Agreement has an indefinite term until terminated pursuant to said Agreement. Mr. Cunningham agreed to serve as Senior Vice President, Products Division (now Chief Technology Officer). Pursuant to said Agreement, Mr. Cunningham was paid a base annual salary of approximately $150,000 Mr. Cunningham shall be entitled to receive an annual cash and stock incentive bonus for each fiscal year based upon a level of accomplishment of management and performance objectives as established by the Compensation Committee. At its meeting held in October 2006 and in accordance with its remit our then existing Compensation Committee approved an increase in the base annual salary to $175,000, effective November 1, 2006. During the fiscal year 2008/2009 Mr. Cunningham agreed to a 10% salary reduction.

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

With effect from November 1, 2007, the annual grant of common stock is replaced by an equivalent amount in number of options in the Company.  For the year ended October 31, 2008, Mr Cunningham therefore received 50,000 options in the Company.   No such options were issued by the Company in 2009.

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

The Company is paying approximately $178,000 per annum to the consultant for providing the services of Mr. Turner. Consultant is also entitled to reimbursement of travel and other expenses. During the financial year 2008/2009 Mr. Turner agreed to a 10% salary reduction.  Pursuant to a separate option agreement with Mr. Turner who serves as an executive officer, the Company granted him five year options to purchase 150,000 shares of common stock with 34% having vested on November 1, 2005 and with 33% having vested on each of November 1, 2006 and 2007. He is also entitled to directors’ and officers’ liability insurance during his tenure as an executive officer with the Company and for a period of three years after termination. Our then existing Compensation Committee approved in October 2006 the renewal of this contract and approved an increase in the compensation package paid for the services of Mr. Turner effective November 1, 2006 we are paying Taktos Limited $178,000 for Mr. Turner's services.

Effective November 1, 2007, the annual grant of common stock is replaced by an equivalent amount in number of options in the Company.  For the year ended October 31, 2008, Mr Turner therefore received 50,000 options in the Company. No such options were issued by the Company in fiscal year 2008/2009

The Company is in the process of negotiating a new agreement with Mr. Turner.

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

The Compensation Committee of the Board of Directors (or, if there is no such committee, the Board of Directors) administers the 2004 Plan. Subject to the provisions of the plan, the Compensation Committee will determine the type of awards, when and to which executives awards will be granted, the number of shares covered by each award and the terms, provisions and kind of consideration payable (if any), with respect to awards. The Compensation Committee may interpret the plan and may at any time adopt such rules and regulations for the plan as it deems advisable, including the delegation of certain of its authority. In determining the persons to whom awards shall be granted and the number of shares covered by each award, the Compensation Committee takes into account the duties of the respective persons, their present and potential contributions to the success of the Company and such other factors as the Compensation Committee deems relevant.

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

As of October 31, 2009,[ we had granted non-qualified options to purchase an aggregate of 5,545,900 shares of the Company’s common stock at exercise prices ranging from $1.00 per share to $1.80 per share, of which 5,197,649 have vested].

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our common stock are required to report their ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain reporting persons that no other reports were required, we believe that during our fiscal year ended October 31, 2009, no reports relating to our securities required to be filed by current reporting persons were filed late.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 28, 2010 regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock. The percentage ownership in this table is based on 49,050,244 shares issued and outstanding as of January 21, 2010.

Unless otherwise indicated, the address of each beneficial owner is in care of the Company, 164 West 25 th Street, 6 th Floor, New York, NY 10001. Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock (2)	Percent of Common Stock

Geoff Turner (3)	223,659	*
Blair Cunningham (4)	523,659	1.1%
Frank B. Moore (5)	298,659	*
Greenhouse Investments Limited (6) 12-14 David Place St. Helier Jersey JE24TD	23,299,839	44.9%
The Royal Bank of Scotland plc (7) 135 Bishopsgate, London EC2M 3UR, England	11,428,571	18.9%
Vision Opportunity Master Fund Limited (8) 317 Madison Avenue, Suite 1220.New York, NY 10017	4,943,276	9.9%

All Directors and Executive Officers as a Group (three persons):	1,045,977	2.1%

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
(3) Includes 183,500 shares issuable upon exercise of currently exercisable options.
(4) Includes 283,500 shares issuable upon exercise of options.
(5) Includes 233,500 shares issuable upon exercise of options.
(6) Includes 2,796,418 shares usable upon exercise of warrants. Christiaan de Bruyn, principal director of Greenhouse, has voting and dispositive power over the securities held by Greenhouse.
(7) Consists of shares issuable upon conversion of convertible notes.
(8) Consist of 4,314,700 shares of Common Stock and 628,576 shares of Common Stock issuable upon currently exercisable warrants. The warrants contain a provision that limits their exercise to the extent that Vision’s ownership percentage would exceed 9.9% of our issued and outstanding common stock of the Company. Adam Benowitz, portfolio manager, has investment and dispositive power of the shares held by this entity.

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

Other Transactions with our President and Chief Executive Officer and his Affiliates

From November 2007 until April 2009 we provided web development, design and IT support services to Weight Management (aka Scottish Slimmers), a UK company in which Mr. Reid, our then President and Chief Executive Officer, was an Affiliate and also a director.

In the year ended 31 October 2008, we recognised $204,685 as income for these services.

Further services totalling $48,676 were provided to Weight Management between November 2008 and April 2009.

In July 2009 this entity went into bankruptcy and its assets were acquired by a new management. This debtor is therefore considered doubtful and, consequently, we recognised within our doubtful accounts for 2009, $226,839 for these services.

Prior to Mr. Reid stepping down as President and Chief Executive Officer we maintained key man insurance for him. Since stepping down we have paid premiums of £660.18 and we have now re-charged these to Mr. Reid who is now assuming the obligations under this insurance policy.

All of the foregoing transactions were approved by our Board of Directors. Mr. Reid abstained from deliberations and voting on these transactions.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by RBSM LLP, our principal accountants, for professional services rendered for the audit of the Company's annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company's Quarterly reports on Form 10-QSB during the last two fiscal years 2009 and 2008 were $240,086 and $261,114, respectively.

Audit-Related Fees. The aggregate fees billed by RBSM LLP, our principal accountants, for professional services rendered in connection with the audits of acquired businesses, the review of and consent to the filing of registration statements, and assistance in responding to comment letters issued by the Securities & Exchange Commission during the last two fiscal years 2009 and 2008 were $3,100 and nil, respectively.

Tax Fees. The aggregate fees billed by the Company's principal accountants for tax compliance, tax advice and tax planning services rendered to the Company during the last two fiscal years 2009 and 2008  were $3,100 and nil, respectively.

All Other Fees. The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than as reported above.

Prior to the Company's engagement of its independent auditor, such engagement is approved by the Company's audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company's Audit Committee Charter, the independent auditors and management are required to report to the Company's audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by the Company for the year ended October 31, 2009, were approved by the Company's audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1	Plan and Agreement of Merger dated July 12, 2004 by and between Panda and Coda Octopus *

2.2	Share Purchase Agreement dated June 26, 2006 between Colin Richard, Coda Octopus (UK) Holdings Limited and Coda Octopus, Inc.*

2. 3	Stock Purchase Agreement dated April 6, 2007, between Miller & Hilton d/b/a Colmek Systems Engineering, its shareholders and Coda Octopus (US) Holdings Inc. *

3.1	Certificate of Incorporation *

3.1( a )	Certificate of Designation Series A Preferred Stock *

3.1( b )	Certificate of Amendment to Certificate of Designation Series A Preferred Stock *

3.1( c )	Certificate of Designation Series B Preferred Stock*

3.1( d )	Certificate of Amendment to Certificate of Incorporation

3.2	By-Laws *

4.1	Form of Warrant *

10.3	Employment Agreement dated July 1, 2005 between the Company and Blair Cunningham *

10.5	Employment Agreement dated April 6, 2007, between Miller and Hilton d/b/a Colmek Systems Engineering and Scott Debo *

10.8	Form of Securities Purchase Agreement dated April 4, 2007 *

10.9	Sale of Accounts and Security Agreement dated August 17, 2005 between the Company and Faunus Group International, Inc. *

10.10	Standard Form of Office Lease dated June 1, 2007 between the Company and Nelco Inc. *

10.11	Collaboration Agreement dated July 1, 2006 between Oxford Technical Solutions Ltd. and Coda Octopus

10.12	Amendment to Securities Purchase Agreements dated March 21, 2007 between Vision Opportunity Master Fund Ltd. and Coda Octopus*

10.13	Securities Repurchase Agreement dated April 10, 2007 between Coda Octopus and Vision Opportunity Master Fund*

10.15	Award/Contract dated July 2, 2007 issued by U.S. Army*

10.16	Subscription Agreement dated February 21, 2008, between the Company and The Royal Bank of Scotland**

10.17	Form of Loan Note Instrument dated February 21, 2008**

10.18	Form of Loan Note Certificate**

10.19	Security Agreement dated February 21, 2008**

10.20	Floating Charge executed by Coda Octopus R&D Limited dated February 21, 2008**

10.21	Floating Charge executed by Coda Octopus Products Limited dated February 21, 2008**

10.22	Form of Guarantee**

10.23	Intercreditor Deed dated February 20, 2008 between the Company, The Royal Bank of Scotland and Faunus Group International**

10.24	Debenture issued by Martech Systems (Weymouth) Limited**

10.25	2008 Incentive Stock Option Plan***

10.26	2008 Stock Purchase Plan****

10.27	Cash Control Framework Agreement dated March 16, 2009 by and between the Company, The Royal Bank of Scotland and Greenhouse Investment Limited

23.1	Consent by RBSM LLP

31	Chief Executive Officer and Interim Chief Financial Officer and Certification

32	Certification Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC File No.143144)
**	Incorporated by reference to the Company’s Anuual Report on Form 10-KSB for the year ended October 31, 2007
***	Incorporated by reference to the Company’s Proxy Statement filed with the Securities and Exchange Commission June 13, 2008
****	Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC File No. 153254)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: January 29, 2010	CODA OCTOPUS GROUP, INC.

/s/ Geoff Turner
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Geoff Turner, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments in this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue of hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	Geoff Turner	Chief Executive Officer, Interim Chief Financial Officer and Director	January 29, 2010
(Principal Executive and Financial Officer)

/s/	Frank Moore	Director	January 29, 2010

CODA OCTOPUS GROUP, INC.

INDEX TO FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED CERTIFIED	F-1
PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2009 and 2008	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED OCTOBER 31, 2009 and 2008	F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE TWO YEARS ENDED OCTOBER 31, 2009	F-4

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR YEARS ENDED OCTOBER 31, 2009 and 2008	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 - F-25

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Coda Octopus Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Coda Octopus Group, Inc. and its wholly owned subsidiaries (the “Company”), as of October 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended October 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 12 to the financial statements, the Company has failed to comply with certain covenants in connection with the secured convertible debt. The Company and the noteholder entered into an agreement, whereby the noteholder agreed not to undertake any adverse actions against the Company, subject to the Company complying with the terms of the agreement and the noteholder has waived its right to demand repayment as a result of the Company's failure to observe certain specified loan covenants.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coda Octopus Group, Inc. and its wholly owned subsidiaries as of October 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/S/RBSM LLP
New York, New York	RBSM LLP
January 29, 2010

CODA OCTOPUS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2009 and 2008

	October 31,	October 31,
ASSETS	2009	2008

Current assets:
Cash and cash equivalents	$275,885	$3,896,149
Restricted cash, Note 2	994,081	1,017,007
Short-Term Investments, Note 4	51,000	153,000
Accounts receivable, net of allowance for doubtful accounts	2,033,879	2,589,174
Inventory	2,798,425	2,317,322
Due from related parties, Note 13	-	54,166
Unbilled receivables, Note 3	690,344	518,326
Other current assets, Note 5	285,691	407,080
Prepaid expenses	247,134	385,831

Total current assets	7,376,439	11,338,055

Property and equipment, net, Note 6	267,964	355,909
Deferred financing costs, net of accumulated amortization
of $242,128 in 2009 and $181,596 in 2008, Note 12	1,271,170	1,513,297
Goodwill and other intangible assets, net, Note 7	4,221,807	3,832,023

Total assets	$13,137,380	$17,039,284

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable, trade	$2,390,039	$1,159,849
Accrued expenses and other current liabilities	4,626,164	2,347,522
Deferred revenues, Note 3	398,482	268,650
Deferred payment related to acquisitions, Note 14	404,274	-
Accrued dividends on Series A & B Preferred Stock	-	53,874
Due to related parties, Note 13	-	41,904
Loans and notes payable, short term, Note 12		12,358,597

Total current liabilities	7,818,959	16,230,396

Loans and notes payable, long term, Note 12	13,233,523	162,700

Total liabilities	21,052,482	16,393,096

Stockholders' (deficit) equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized,
6,287 and 6,407 shares Series A issued and outstanding, as of
October 31, 2009 and 2008 respectively	6	6
Nil and Nil shares Series B issued and outstanding as of
October 31, 2009 and 2008 respectively	-	-
Common stock, $.001 par value; 100,000,000 shares
authorized, 49,000,244 and 48,853,664 shares issued and outstanding
as of October 31, 2009 and 2008 respectively	49,000	48,854
Common Stock subscribed	96,350	131,790
Additional paid-in capital	51,766,495	51,433,049
Accumulated other comprehensive loss	(696,617)	(1,317,696)
Accumulated deficit	(59,130,336)	(49,649,815)

Total stockholders' (deficit) equity	(7,915,102)	646,188

Total liabilities and stockholders' (deficit) equity	$13,137,380	$17,039,284

The accompanying notes are an integral part of these consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

	2009	2008

Net revenue	$13,224,435	$16,968,922

Cost of revenue	6,315,961	6,941,287

Gross profit	6,908,474	10,027,635

Research and development	2,652,713	3,525,023
Selling, general and administrative expenses	11,238,961	13,204,254

Total operating expenses	13,891,674	16,729,277

Operating loss	(6,983,200)	(6,701,642)

Other income	201,748	323,866
Interest expense	(1,846,883)	(1,538,724)
Impairment of investment in marketable securities	(782,595)	-

Total other expense	(2,427,730)	(1,214,858)

Loss before income taxes	(9,410,930)	(7,916,500)

Provision for income taxes	22,208	4,017

Net loss	(9,433,139)	(7,920,517)

Preferred Stock Dividends:
Series A	(47,382)	(129,568)
Series B	-	-
Beneficial Conversion Feature	-	-

Net Loss Applicable to Common Shares	$(9,480,520)	$(8,050,085)

Loss per share, basic and diluted	(0.19)	(0.17)

Weighted average shares outstanding	48,707,615	48,486,291

Comprehensive loss:

Net loss	$(9,433,138)	$(7,920,517)

Foreign currency translation adjustment	(143,921)	(297,599)
Unrealized gain (loss) on investment	(17,000)	(782,000)

Comprehensive loss	$(9,594,059)	$(9,000,116)

The accompanying notes are an integral part of these consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE TWO YEARS ENDED OCTOBER 31, 2009 AND 2008

								Additional	Accumulated
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Stock	Paid-in	Other	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Comprehensive loss	Deficit	Total

Balance, October 31, 2007	6,407	$6	-	$-	48,245,768	$48,246	$80,000	$49,785,244	$(238,097)	$(41,599,730)	$8,075,669

Stock issued for compensation					448,737	449		258,827			259,276

Stock issued for financing					4200	4		4,196			4,200

Stock subscribed
Preferred stock	(120)	(0)			116,640	117	(80,000)	79,883			(0)
Common stock							131,790				131,790

Fair value of options and warrants issued as compensation								872,170			872,170

Fair value of options and warrants issued for financing								391,230			391,230

Preferred stock dividends Series A					38,319	38		41,498		(129,568)	(88,032)

Foreign currency translation adjustment									(297,599)		(297,599)

Unrealized (loss) from marketable securities									(782,000)		(782,000)

Net loss										(7,920,517)	(7,920,517)

Balance, October 31, 2008	6,287	$6	-	$-	48,853,664	$48,854	$131,790	$51,433,049	$(1,317,696)	$(49,649,815)	$646,188

Shares issued for compensation					146,580	146	(35,440)	30,163			(5,131)

Fair value of options issued as compensation								295,853			295,853

Fair value of options issued for acquisition								7,430			7,430

Preferred stock dividends series A										(47,382)	(47,382)

Foreign currency translation adjustment									(143,921)		(143,921)

Realized loss on marketable securities reclassified to earnings									782,000		782,000

Unrealized (loss) on marketable securities									(17,000)		(17,000)

Net loss										(9,433,139)	(9,433,139)

Balance, October 31, 2009	6,287	$6	-	$-	49,000,244	$49,000	$96,350	$51,766,495	$(696,617)	$(59,130,336)	$(7,915,102)

The accompanying notes are an integral part of these consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,433,137)	$(7,920,517)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	689,744	547,369
Stock based compensation	290,722	1,067,221
Financing costs	1,534,295	1,057,843
Impairment of investment in marketable securities	782,000	-
Bad debt expense	238,458	74,897
Interest earned on restricted cash	-	(17,017)
Loss on sale of assets	11,636	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	593,621	56,080
Inventory	(445,850)	609,195
Prepaid expenses	138,696	90,452
Other receivables	(161,462)	37,581
Increase (decrease) in:
Accounts payable and accrued expenses	4,055,979	(800,885)
Due to related parties	40,228	(63,781)

Net cash used in operating activities	(1,665,070)	(5,261,562)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(47,758)	(131,502)
Purchases of intangible assets	(18,524)	(11,466)
Acquisition Payments	(181,317)	(763,936)
Change in restricted cash	22,926	(1,000,000)
Cash acquired in acquisitions	877	-

Net cash used in investing activities	(223,796)	(1,906,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repyament of) Proceeds from loans	(1,530,086)	10,605,377
Preferred stock dividend	(101,256)	(127,541)

Net cash (used in) provided by financing activities	(1,631,342)	10,477,836

Effect of exchange rate changes on cash	(100,056)	(329,477)

Net (decrease) increase in cash	(3,620,264)	2,979,893

Cash and cash equivalents, beginning of period	3,896,149	916,257

Cash and cash equivalents, end of period	$275,885	$3,896,149

Cash paid for:
Interest	$172,842	$480,881
Income taxes	-	-

Supplemental Disclosures:

During the twelve months ended October 31, 2009,146,580 shares of common stock were issued, 43,694 of which were subscribed for in the year ended October 31, 2008, and the other 102,886 shares were issued as $18,520 in compensation.

During the twelve months ended October 31, 2008, 452,937 shares of common stock were issued as payment of $263,476 of compensation that was earned.

Acquisition of Dragon:
Current assets acquired	$147,039	$-
Cash acquired	877	-
Equipment acquired	51,336	-
Goodwill and other intangible assets	342,013	-
Liabilities assumed	(201,166)	-
Deferred payments	(250,782)	-

Cash Paid for Acquisition	$89,317	$-

Acquisition of Tactical:
Equipment acquired	$5,000	$-
Goodwill and other intangible assets	252,430	-
Options issued	(7,430)	-
Deferred note payable	(125,000)	-

Cash Paid for Acquisition	$125,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Coda Octopus Group, Inc. (”we ”, “us”, “our company” or “Coda”) was formed under the laws of the State of Florida in 1992. We are a developer of underwater technologies and equipment for imaging, mapping, defense and survey applications. We are based in New York, with research and development, sales and manufacturing facilities located in the United Kingdom and Norway, and additional sales locations in Florida, Utah and Washington, D.C.

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

Revenue Recognition

We record revenue in accordance with ASC Topic 605 - Revenue Recognition. Our revenue is derived from sales of underwater technologies and equipment for imaging, mapping, defense and survey applications. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. No right of return privileges are granted to customers after shipment.

For arrangements with multiple deliverables, we recognize product revenue by allocating the revenue to each deliverable based on the fair value of each deliverable in accordance with ASC 605-25-05 and ASC 605-10-599, and recognize revenue for equipment upon delivery and for installation and other services as performed. ASC 605-25-05 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

Our contracts sometimes require customer payments in advance of revenue recognition. These deposit amounts are reflected as liabilities and recognized as revenue when the Company has fulfilled its obligations under the respective contracts.

Revenues derived from our software license sales are recognized in accordance with FASB ASC Topic 985 - Software. For software license sales for which any services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed and determinable.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

Foreign Currency Translation

The Company translates the foreign currency financial statements of its foreign subsidiaries in accordance with the requirements of ASC 830 - Foreign Currency Matters. Assets and liabilities are translated at exchange rates existing at the balance sheet dates, related revenue and expenses are translated at average exchange rates in effect during the period and stockholders’ equity, fixed assets and long-term investments are recorded at historical exchange rates. Resulting translation adjustments are recorded as a separate component in stockholders' equity as part of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the statement of income.

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of ASC 740 - Income Taxes. Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

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

Accounts Receivable

We periodically review our trade receivables in determining our allowance for doubtful accounts.   Allowance for doubtful accounts was $255,789 and $74,897 for the years ended October 31, 2009 and 2008 respectively.

Fair Value of Financial Instruments

FASB ASC 825-10-50 - Financial Investments requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, other receivables, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. Our long term debt has interest rates that approximate market and therefore the carrying amounts approximate their fair values.

Fair Values

In the first quarter of fiscal year 2008, the Company adopted FASB ASC Topic -820, “Fair Value Measurements and Disclosures” (ASC 820) as amended by ASC Topic 820-10-55. ASC 820 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC Topic 820-10-55 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820 did not have a material impact on the Company’s financial position or operations. Refer to Note 11 for further discussion regarding fair value.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

Debt and Equity Securities

The Company follows the provisions of FASB ASC Topic 320, Accounting for Certain Investments in Debt and Equity Securities (ASC 320). The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. These security classifications may be modified after acquisition only under certain specified conditions. Securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

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

Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method. Inventory is comprised of the following components at October 31, 2009 and 2008:

	2009	2008
Raw materials	$1,384,043	$1,917,566
Work in process	48,389	113,942
Finished goods	1,365,993	285,814

Total inventory	$2,798,425	$2,317,322

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

Property and Equipment

We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to four years, the estimated useful lives of the property and equipment.

Long-Lived Assets

We follow FASB ASC Topic 360, "Accounting for Impairment of Disposal of Long-Lived Assets", (ASC 360) which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment loss was recognized during the years ended October 31, 2009 and 2008.

Research and Development

Research and development costs consist of expenditures for the present and future patents and technology, which are not capitalizable. We are eligible for United Kingdom tax credits related to our qualified research and development expenditures. Tax credits are classified as a reduction of research and development expense. During the year ended October 31, 2009, we recorded tax credits totalling $358,346. We recorded no tax credits during the year ended October 31, 2008.

Advertising

We charge the costs of advertising to expense as incurred. For the years ended October 31, 2009 and 2008, advertising costs were $522,576 and $1,237,175, respectively.

Other Operating Expenses

We incurred costs of nil and nil as non-recurring fees and expenses in connection with our financings and acquisitions for October 31, 2009 and 2008, respectively.

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

We test for impairment at the reporting unit level as defined in FASB ASC Topic 350, “Goodwill and Other Intangible Assets” (ASC 350). This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. ASC 350 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with ASC 360.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

Stock Based Compensation

Effective January 1, 2006, the Company adopted FASB ASC Topic 718 - Compensation - Stock Compensation, (ASC 718) which requires the recognition of the expense related to the fair value of stock-based compensation awards within the statement of income. The Company elected the modified prospective transition method as permitted by (ASC 718). Under this transition method, stock-based compensation expense for the years ended October 31, 2009 and 2008 includes compensation expense for unvested stock-based compensation awards that were outstanding as of January 1, 2006, respectively, for which the requisite service was rendered during the year. The stock-based compensation costs for these awards granted prior to January 1, 2006 were based on the grant date fair value estimated in accordance with the original provisions of ASC 718. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of ASC 718 recorded over the requisite service period.

We use the fair value method for equity instruments granted to non-employees and use the Black Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

Comprehensive Income

FASB ASC Topic 220 - Comprehensive Income, (ASC 220) establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes gains and losses on foreign currency translation adjustments and is included as a component of stockholders' equity.

Deferred Financing Costs

Deferred financing costs primarily include debt issuance costs incurred by the Company in connection with the issuance of convertible debt in February 2008 (see Note 12). Amortization is provided on a straight-line basis over the terms of the respective debt instruments to which the costs relate and is included in interest expense. Deferred financing cost expense was $242,128 and $181,596 in 2009 and 2008, respectively.

Earnings Per Share

We use FASB ASC Topic 260, “Earnings per Share” (ASC 260) for calculating the basic and diluted earnings per share. We compute basic earnings per share by dividing the income attributable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method, as well as the dilutive effect from outstanding restricted Common Stock. Potential common shares not included in the calculation of net income per share, since their effect would be anti-dilutive.

Per share basic and diluted net loss amounted to $0.19 and $0.17 for the years ended October 31, 2009 and 2008, respectively. For the years ended October 31, 2009 and 2008, 50,999,756 and 50,583,299 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified under Accounting Standards Codification (“ASC”) Topic 105-10, which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. ASC Topic 105-10 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.  Upon adoption of this guidance under ASC Topic 105-10, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  The guidance under ASC Topic 105-10 became effective for the Company as of September 30, 2009.  References made to authoritative FASB guidance throughout this document have been updated to the applicable Codification section.

In February 2007, the FASB issued FASB ASC Topic 825, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of ASC 320” (ASC 825)  which permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of (ASC 825) apply only to entities that elect the fair value option. However, the amendment to ASC 320 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  ASC 825 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of ASC 820, “Fair Value Measurements”.  The adoption of ASC 825 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued FASB ASC Topic 805, “Business Combinations” (ASC 805), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805  is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB FASB ASC Topic 810, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ASC 810-12-15” (ASC 810), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. ASC 810 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position, results of operations or cash flows.

In June 2007, the FASB issued FASB ASC Topic 730-20, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” ASC 730-20, which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. ASC 730-20 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of ASC 730-20 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued FASB ASC Topic 808-10-15, “Accounting for Collaborative Arrangements” (ASC 808-10-15)  which defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. ASC 808-10-15 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. ASC 808-10-15 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting ASC 808-10-15 on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued FASB ASC Topic 815-10-65, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to 815-10-05 (ASC 815-10-65) which is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under 815-10-05 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of ASC 815-10-65, if any, will have on its consolidated financial position, results of operations or cash flows.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

In April 2008, the FASB issued FASB ASC Topic 350-30, “Determination of the Useful Life of Intangible Assets”. (ASC 350-30) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   The Company is required to adopt ASC 350-30 on September 1, 2009, earlier adoption is prohibited.  The guidance in ASC 350-30 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of ASC 350-30 on its consolidated financial position, results of operations or cash flows.

In 2008, the FASB issued FASB ASC 815-40 (Previously known as: EITF 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock). FASB ASC 815-40 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in FASB ASC 810-10-15 (Prior authoritative literature: paragraph 11(a) of SFAS 133). The Company is currently evaluating the impact of FASB ASC 815-40 on the Company’s financial statements.

In May 2008, the FASB FASB ASC Topic 470-20-15, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (ASC 470-20-15) which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate.  ASC 470-20-15 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of ASC 470-20-15 on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB ASC Topic 260-10-45, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FASB ASC Topic 260-10-45, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of ASC 260-10-45 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued FASB ASC 855-10 (Previously known as: SFAS No. 165, “Subsequent Events”) FASB ASC 855-10 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, FASB ASC 855-10 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. FASB ASC 855-10 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The guidance under ASC Topic 855-10 became effective for the Company as of June 30, 2009.

Liquidity

The Company’s financial statements have been prepared assuming it will continue as a going concern. For the fiscal year ended October 31, 2009, the Company has an accumulated deficit of $59,130,336, negative working capital of $442,520, a capital deficit of $7,915,102 and generated a deficit in cash flow from operations of $1,665,070 in 2009 Period against $5,261,562 in the 2008 Period. The Company has been dependant upon the ability to generate revenue from the sale of its products and services and the discretion of the note holder to release cash to cover operations. Management believes that based upon its current cost reduction program to reduce expenses by $3.35 million annually; based upon our reorganization of our business, customer prospects have been enhanced and is evident in receipt of approximately $3.9 million dollars of additional contracts and purchase orders during the first quarter of fiscal year end 2010; based upon the Company’s cash flow projections for it business operations through January 2011; collectability of its receivables in the ordinary course of business; based on the Noteholder’s 12 month extension of the cash control framework agreement as discussed in Note 12 and the Noteholder’s agreement to waive its right to demand repayment of the loan until March 16, 2011, the Company will be able to continue its operations through October 31, 2010. The Company’s ability to continue as a going concern is ultimately dependent upon achieving profitable operations and generating sufficient cash flows from operations to meet future obligations.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

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

On March 16, 2009, the Company and the holder of the secured convertible debenture (“The Noteholder”) entered into a Cash Control Framework Agreement, pursuant to which it is assumed that, subject to the Company being fully compliant with the terms of this agreement and those set out in the Transaction Documents entered into between the Company and the Noteholder on February 21, 2008, no adverse actions will be taken by the Noteholder. The agreement provides, among other things, for the placement of approximately $2.15 million into a segregated cash account. Under the terms of the agreement, we may request the release of funds from the account from time to time for working capital purposes, subject to the Noteholder’s consent and agreed upon terms and conditions. Under the terms of the agreement, we must also adhere to a strict cost cutting program which involves reducing our SG&A, R&D and capital expenditure by an annualized $3.35 million. This agreement was extended for a further period of one year, expiring on March 16, 2009. We have also received a waiver letter from the Noteholder dated January 18, 2010, under which it has waived its right to demand repayment of the loan as a result of the failure to observe certain specified loan covenants. The waiver will expire on the first anniversary of the waiver letter. We believe that the terms of this agreement may provide us with sufficient liquidity to operate for fiscal 2009.

At October 31, 2009 we have received net advances from this facility of $1,155,919.

NOTE 3 - CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the balance sheet as Unbilled Receivables of $771,698 and $518,326 as of October 31, 2009 and 2008, respectively.

Billings in excess of cost and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the balance sheet. These amounts are stated on the balance sheet as Deferred Revenue of $111,463 and $57,513 as of October 31, 2009 and 2008, respectively.

Revenue received for the sale of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales. These amounts are amortized over the 12-month warranty term starting from the date of sale. These amounts are stated on the balance sheet as Deferred Revenue of $287,018 and $211,137 as of October 31, 2009 and 2008, respectively.

NOTE 4 - INVESTMENTS

FASB ASC Topic 820 - Fair Value Measurements and Disclosures ("ASC 820") defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of October 31, 2009:

		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash	$994,081	$994,081	$-	$-
Short term Investment	$51,000	$51,000	$-	$-
Total	$1,045,081	$1,045,081	$-	-
Liabilities:
Loans and Notes Payable	$13,233,523	$-	$13,233,523	$-
Totals	$13,233,523	$-	$13,233,523	$-

With the exception of assets and liabilities included within the scope of ASC 820-10-15, the Company adopted the provisions of ASC 820 prospectively effective as of the beginning of the year ended October 31, 2008.  For financial assets and liabilities included within the scope of ASC 820-10-15, the Company will be required to adopt the provisions of ASC 820 prospectively as of the year beginning October 31, 2009.  The adoption of ASC 820 did not have a material impact on our financial position or results of operations, and the Company do not believe that the adoption of ASC 820-10-15 will have a material impact on our financial position or results of operations.

The fair value of the assets, short term investments, at October 31, 2009 was grouped as Level 1 valuation as the market price was readily available, compared to a fair value of $153,000 at October 31, 2008.

During the year ended October 31, 2007, the Company received marketable securities in settlement of $533,147 loan and $316,853 of accounts receivable. As of October 31, 2007, the Company had an investment of $935,000 that was considered available-for-sale for financial reporting purposes which included an unrealized gain of $85,000 included in the determination of comprehensive loss. As of October 31, 2009, this investment had a value of $51,000, with an realized loss of $782,000, and an unrealised loss of $17,000 included in the determination of comprehensive loss.

Loans and notes payable is recorded at face amount, which approximates fair value.

NOTE 5 - OTHER CURRENT ASSETS

Other current assets on the balance sheet total $204,337 and $407,080 at October 31, 2009 and 2008 respectively. These totals comprise the following:

	2009	2008
Deposits	$96,277	$110,548
Value added tax (VAT) receivable	113,636	262,090
Other receivables	75,777	34,442

Total	$285,690	$407,080

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

NOTE 6 - FIXED ASSETS

Property and equipment at October 31, 2009 and 2008 is summarized as follows:

	2009	2008
Machinery and equipment	$1,001,385	$1,076,950
Accumulated depreciation	(733,420)	(721,041)

Net property and equipment assets	$267,964	$355,909

Depreciation expense recorded in the statements of operations for the years ended October 31, 2009 and 2008 is $238,632 and $176,147, respectively.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL

The Company accounts for intangible assets and goodwill in accordance with ASC 350. Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to believe that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

The identifiable intangible assets acquired and their carrying value at October 31, 2009 and 2008 is:

	2009	2008
Customer relationships (weighted average life of 10 years)	$784,243	$694,503
Non-compete agreements (weighted average life of 3 years)	278,651	198,911
Patents (weighted average life of 10 years)	67,837	63,695
Licenses (weighted average life of 2 years)	100,000	100,000

Total amortized identifiable intangible assets - gross carrying value	1,230,731	1,057,109
Less accumulated amortization	(533,462)	(324,661)

Net	697,269	732,448

Residual value	$697,269	$732,448

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

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

Estimated annual amortization expense as of October 31, 2009 is as follows:

2010	$153,028
2011	131,537
2012	76,696
2013 and thereafter	336,008

Total	$697,269

Amortization of patents, customer relationships, non-compete agreements and licenses included as a charge to income amounted to $231,321 and $189,621 for the years ended October 31, 2009 and 2008, respectively. Goodwill is not being amortized.

As a result of the acquisitions of Martech, Colmek, Dragon and Tactical, the Company has goodwill in the amount of $3,524,538 as of October 31, 2009 and $3,099,575 as of October 31, 2008. The changes in the carrying amount of goodwill for the period ended October 31, 2009 and year ended October 31, 2008 are recorded below

	2009	2008
Beginning goodwill balance at November 1:
CodaOctopus Colmek, Inc.	$2,038,699	$2,038,669
CodaOctopus Martech Ltd	998,591	998,591
CodaOctopus Products Ltd	62,315	62,315
Goodwill recorded upon acquisition:
CodaOctopus Tactical Intelligence, Inc.	142,430	-
Dragon Design Ltd	282,533	-

Balance at October 31, 2009 and 2008	$3,524,538	$3,099,575

Considerable management judgment is necessary to estimate fair value. We enlisted the assistance of an independant valuation consultant to determine the values of our intangible assets and goodwill, both at the dates of acquisition and at dates thereafter. Based on various market factors and projections used by management, actual results could vary significantly from management’s estimates.

The Company’s policy is to test its goodwill balances for impairment on an annual basis, in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

As disclosed in the Company’s prior filings, the historic goodwill assets arose chiefly from the acquisition of two wholly owned subsidiaries that comprise the Company’s professional services reporting units- Martech and Colmek.

The Company performed its regular impairment test according to the pronouncements in ASC 350 “ Intangibles – goodwill and other” for FYE October 31, 2008 by an experienced consultant.

There has been no change in the regulatory or legal environment the could have an negative impact on the Martech or Colmek’ operations. Further, in addition during Q1 2010 the Company again engaged the services of an independent consultant to verify the conclusions that the Company had reached in evaluating its goodwill according to the pronouncements in ASC 350 “ Intangibles – goodwill and other” for FYE October 31, 2009 at the end of the financial year 2009. The independent consultant again reviewed the same series of measures and tests that had been performed in prior years and verified these values as reasonable

Based on these evaluations, the fair value of goodwill exceeds its Carrying book value. As such no impairment was recorded by management.

NOTE 8 - CAPITAL STOCK

The Company is authorized to issue 150,000,000 shares of common stock with a par value of $.001 per share. As of October 31, 2009 and 2008, the Company has issued and outstanding 49,000,244 shares and 48,853,664 shares of common stock respectively. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $.001 per share. We have designated 50,000 preferred shares as Series A preferred stock and have designated 50,000 preferred shares as Series B preferred stock. The remaining 4,900,000 shares of preferred stock is undesignated.  There were 6,287 Series A preferred shares outstanding at October 31, 2009 and October 31, 2008 respectively, and nil Series B preferred shares outstanding at the same dates.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

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

During the year ended October 31, 2008, we issued 200 shares of Series A Preferred Stock, which were subscribed for in March 2007 and converted 320 shares of Series A Preferred Stock into 32,000 shares of common stock. The original transaction was concluded in GBP at a price of £32,000. The fixed exchange rate at which the Preferred Stock was issued is $1.77 to GPB 1.00. This is equivalent to 320 Series A Preferred Stock (GBP 100 each). 320 units of Series A Preferred Stock were issued in exchange for consultancy services provided by a consultant to the Company. The total of Series A preferred stock outstanding is 6,287 shares at October 31, 2009, convertible into 1,013,670 shares of common stock.

Series B Preferred Stock

We designated 50,000 shares of our preferred stock, par value $.001, as Series B Preferred Stock. The Series B Preferred Stock ranks junior to our issued and outstanding Series A preferred Stock and senior to all classes of common stock. The Series B Preferred Stock has a dividend rate of 8% per year. The Series B Preferred Stock and accrued dividends are convertible at the option of the holder into shares of our common stock at a conversion price of $1.00 per share. As of October 31, 2009 and October 31, 2008 respectively, we have no shares of Series B Preferred Stock outstanding.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

Common Stock

During the period ending October 31, 2009 we issued 146,580 shares of common stock, valued at $30,310, to employees, directors and consultants for services, of which $11,790 was subscribed for during the year ending October 31, 2008, leaving a charge for compensation in the period ending October 31, 2009 of $18,520.

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

Other Equity Transactions

During the year ended October 31, 2009, we issued 50,000 common share purchase options in relation to the Tactical acquisition. However, options issued in earlier periods vested, resulting in a charge of $295,853 in this period. There were also 210,000 options cancelled connected with staff departures, of which 95,000 were exercisable.

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

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

NOTE 9 - WARRANTS AND STOCK OPTIONS

Transactions involving stock options and warrants issued are summarized as follows:

Warrants	Year ended October 31, 2009		Year ended October 31, 2008
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	32,583,418	$1.42	31,983,418	$1.42
Granted during the period	-	-	600,000	1.50
Terminated during the period	-	-	-	-

Outstanding at the end of the period	32,583,418	$1.42	32,583,418	$1.42

Exercisable at the end of the period	32,583,418	$1.42	32,583,418	$1.42

 The number and weighted average exercise prices of warrants outstanding as of October 31, 2009 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Exercisable
0.50	750,000	1.50	750,000
0.58	400,000	1.41	400,000
1.00	2,750,000	2.35	2,750,000
1.30	14,341,709	2.17	14,341,709
1.50	-	-	-
1.70	14,341,709	2.17	14,341,709
1.80	-	-	-
Totals	32,583,418	2.22	32,583,418

Stock Options	Year ended October 31, 2009		Year ended October 31, 2008
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	5,755,900	$1.18	4,535,900	$1.16
Granted during the period	50,000	1.30	1,270,000	1.30
Terminated during the period	(210,000)	1.32	(50,000)	1.70

Outstanding at the end of the period	5,595,900	$1.18	5,755,900	$1.18

Exercisable at the end of the period	5,214,149	$1.17	4,578,000	$1.14

The number and weighted average exercise prices of stock purchase options outstanding as of October 31, 2009 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Exercisable
0.50	-	-	-
0.58	-	-	-
1.00	3,045,900	0.87	3,045,900
1.30	1,755,000	3.32	1,356,750
1.50	425,000	2.20	425,000
1.70	310,000	2.67	310,000
1.80	60,000	2.90	60,000
Totals	5,595,900	1.85	5,197,649

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

NOTE 10 - INCOME TAXES

The Company has adopted FASB ASC Topic 740 Income Taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

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

For income tax reporting purposes, the Company's aggregate UK unused net operating losses approximate $5,505,045, with no expiration. The deferred tax asset related to the carry-forward is approximately $2,300,000. The Company has provided a valuation reserve against the full amount of the benefits, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Income tax expense for 2009 and 2008 represents income taxes on our Norwegian subsidiary.

Components of deferred tax assets as of October 31, 2009 and 2008 are as follows:

Non-Current	2009	2008

Net operating losses carried forward	$17,736,000	$16,485,000
Valuation allowance	(17,736,000)	(16,485,000)
Net deferred tax asset	$-	$-

The Company follows FASB ASC 740-10-25 (Previously known as: Financial Accounting Standards Board interpretation No. 48 Accounting for Uncertainty in Income Taxes).  As a result of the implementation of FASB ASC 740-10-25, the Company recognized no adjustment for unrecognized tax provisions.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of October 31, 2009 and 2008, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

By statute, tax years 2007 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 11 - CONTINGENCIES AND COMMITMENTS

Litigation

The Company is currently engaged in two lawsuits:

The first one involves the former Chief Executive Officer of our subsidiary, Coda Octopus Colmek, Inc. (Scott DeBo v Miller & Hilton, Inc. d/b/a Colmek Systems Engineering and Coda Octopus Group, Inc. File No. 080923661).  Mr DeBo claims breach of his employment contract, tortuous interference with his contract, termination in violation of public policy and failure to pay wages when due. He filed a complaint and an amended complaint on November 10, 2008 and December 10, 2008, respectively. We answered the amended complaint denying Mr. DeBo’s allegations, raising affirmative defenses on December 22, 2008 and intend to defend ourselves vigorously.  The Parties have now completed the discovery process and we expect the hearing to be scheduled for the second quarter of this financial year

The second one involves Federal Engineering & Marketing Associates Inc (FEMA) a Colorado corporation.  FEMA is a former sales representative of Coda Octopus Colmek, FEMA claims breach of contract and seeks various relief in the District Court, Routt County, Colorado (Case Number 2009 CV278).  We have answered the complaint which included a counter-claim. We intend to defend ourselves vigorously in these proceedings.

We may become subject to other legal proceedings and claims, which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of any matters should not have a material adverse effect on our financial position or results of operations.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

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

Operating Leases

We occupy our various office and warehouse facilities pursuant to both term and month-to-month leases. Our term leases expire at various times through September 2015. Future minimum lease obligations are approximately $1,372,384, with the minimum future rentals due under these leases as of October 31, 2009 as follows:

2009	$11,448
2010	401,136
2011	378,385
2012	235,799
2013 and thereafter	345,618

Total	$1,372,384

Concentrations

We had no concentrations of purchases of over 5% during either of the years ended 2009 and 2008. We had no sales concentrations of over 5% during the year ended 2009 We had a sales concentration of over 5% in the year ended October 31, 2008  due to a sale to a customer for $1,557,130.

Termination Payments

On or around September 23, 2009 pursuant to the termination of the employment agreements of the CEO and CFO and in accordance with the termination provisions of the said agreements we committed to pay over eighteen (18) months approximately $875,000 as termination payments to these executives.

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

NOTE 12 - NOTES AND LOANS PAYABLE

A summary of notes payable at October 31, 2009 and 2008 is as follows:

	2009	2008
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
	$13,067,929	$12,348,493

The Company, through its UK subsidiary Coda Octopus Products Ltd has a 7 year unsecured loan note for £100,000; interest rate of 12% annually; repayable at borrower’s instigation or convertible into common stock when the share price reaches $3.	165,594	162,700

The Company through its US subsidiary Coda Octopus Colmek, Inc., has an unsecured loan note payable to a director and former officer of the Company, which is being repaid in the short term.	-	10,104

Total	$13,233,523	$12,521,297

Less: current portion	-	12,358,597

Total long-term portion	$13,233,523	$162,700

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009 and 2008

In connection with the secured convertible debenture noted above and the Cash Control Framework Agreement (see below), we carry $1,271,170 deferred financing costs as an asset on the consolidated balance sheet at October 31, 2009, which represents $1,694,893 in financing closing costs we incurred, net of $242,128 in amortization expense at October 31, 2009 and $181,596 in amortization expense at October 31, 2008. We amortize deferred financing costs over the life of the financing facility using the straight line method.

On March 16, 2009, the Company and the holder of the secured convertible debenture (“the Noteholder”) entered into a Cash Control Framework Agreement, pursuant to which it is assumed that, subject to the Company being fully compliant with the terms of this agreement and those set out in the Transaction Documents entered into between the Company and the Noteholder on February 21, 2008, no adverse actions will be taken by the Noteholder. The agreement provides, among other things, for the placement of approximately $2.15 million into a segregated cash account. Under the terms of the agreement, we may request the release of funds from the account from time to time for working capital purposes, subject to the Noteholder’s consent and agreed upon terms and conditions. Under the terms of the agreement, we must also adhere to a strict cost cutting program which involves reducing our SG&A, R&D and capital expenditure by an annualized $3.35 million. We believe that the terms of this agreement may provide us with sufficient liquidity to operate for fiscal 2010.

On January 18, 2010, the noteholder notified us in writing that it had waived its right to demand repayment of the loan as a result of our failure to observe certain specified loan covenants.

Subsequent to the year end the agreement was extended for a further period of 12 months and now expires on March 16, 2011.

NOTE 13 - RELATED PARTY TRANSACTIONS

We have been indebted to various related parties for advances for payments of operating expenses and dividends. These related parties include our then biggest shareholder and other entities controlled by this shareholder. Advances are non interest bearing and are due on demand. At the end of the period ending October 31, 2009, nil was due to related parties, compared with $41,904 for the year ending October 31, 2008.

We are also owed by related parties a sum of nil at October 31, 2009 compared to $54,166 at October 31, 2008.

NOTE 14 - ACQUISITIONS

Acquisition of Tactical Intelligence

In November 2008, the Company formed a new subsidiary called Coda Octopus Tactical Intelligence, Inc. (“Tactical”) to facilitate our entry into the counter-terrorism and anti-piracy training markets, which we believe are integral to our efforts to help major customers deploy real time 3D sonar systems in hot spots around the world.  On November 10, 2008, Tactical acquired the assets of Tactical Intelligence International, LLC and Tactical Executive Services, LLC, which consisted of some plant and machinery, valued at $5,000, customer relationships, valued at $60,000, non-compete agreements, valued at $50,000, and goodwill, valued at $135,000.The purchase price consisted of an initial cash outlay of $125,000, a convertible promissory note in the amount of $125,000 due on November 10, 2009, and 50,000 options to acquire common shares of Coda Octopus Group, Inc., which were due to be issued in June 2009. As part of the transaction we acquired the services of two specialists in the field of real world security training for domestic and international military units and government agencies to spearhead this drive. These individuals have designed or led more than 50 such training programs throughout the world since September 11, 2001, using up to 100 freelance specialists on a contract basis. The expertise of this part of the Group will be used to leverage our Echoscope and UIS capabilities in sales and training.

The acquisition of Tactical was accounted for using the purchase method in accordance with ASC 805. The results of operations for Tactical have been included in the Consolidated Statements of Operations since the date of acquisition. In accordance with ASC 805, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management’s estimates. The total purchase price was allocated to the assets and liabilities acquired as follows:

Equipment, net	$5,000
Customer relationships acquired	60,000
Non-compete agreements acquired	50,000
Goodwill	142,430
Total purchase price	$257,430

The intangible assets acquired consisted of customer relationships and non-compete agreements, which have an estimated useful life of 3 years each and as such will be amortized monthly over those periods. Goodwill of $135,000 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

Acquisition of Dragon Design Ltd

In December 2008, the Company acquired  all the issued and outstanding sharesof Dragon Design Ltd (“Dragon”), an electronics manufacturing and design business based in Weymouth, UK, and situated next to its Martech subsidiary. Management believes the companies have complementary skills and capabilities that can enhance revenues and opportunities for both companies. The purchase price for the assets consisted of an initial cash outlay of £56,250 ($83,000) and a further £56,250 in deferred consideration, payable on the first anniversary of closing. This payments has not been made as of the date of this filing.  The terms of the acquisition also included a potential earn out payment of £112,500, which is dependent on Dragon meeting future agreed performance criteria, that has also been accrued on the acquisition date.

The acquisition of Dragon was accounted for using the purchase method in accordance with ASC 805. The results of operations for Dragon have been included in the Consolidated Statements of Operations since the date of acquisition. In accordance with ASC 805, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The estimate of fair value of the assets acquired was based on management’s estimates. The total purchase price was allocated to the assets and liabilities acquired as follows:

Current assets acquired	$147,039
Equipment, net	51,336
Current liabilities assumed	(201,166)
Customer relationships acquired	29,740
Non-compete agreements acquired	29,740
Goodwill	282,533
Cash acquired	877
Total purchase price	$340,099

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 AND 2008

The intangible assets acquired, comprising customer relationships and non-compete agreements, have an estimated useful life of 3 years each and as such will be amortized monthly over those periods. Goodwill of $282,533 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

The following unaudited pro forma results of operations for the period ended October 31, 2009 assume that the acquisition of Dragon and Tactical occurred on November 1, 2008. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they are necessarily indicative of future results of operations.

2009

Revenue	$13,358,086
Net loss	(9,475,990)
Loss per common share	$(0.19)

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

The following table summarizes asset and operating balances by reportable segment.

	October 31, 2009			October 31, 2008
	Contracting	Products	Corporate	Contracting	Products	Corporate
Current assets, excl. interco.	$3,033,658	$2,706,461	$1,636,319	$3,370,812	$4,181,440	$3,785,801
Property and equipment, net	98,277	99,131	70,556	159,752	141,190	51,483
Deferred financing costs	-	-	1,271,170	-	-	1,513,297
Goodwill	3,462,224	62,315	-	3,037,260	62,315	-
Other intangible assets	640,928	-	56,341	689,759	-	42,689
Total assets	7,235,301	2,867,907	3,034,386	7,261,070	4,384,945	5,393,270

Current liabilities, excl. interco.	3,062,818	1,253,173	3,502,967	1,470,179	900,709	13,859,509
Long term liabilities	-	165,594	13,067,929	-	162,700	-
Total liabilities	3,062,818	1,418,767	16,570,896	1,470,179	1,063,409	13,859,509

Capital expenditure	7,825	32,747	7,186	33,381	58,064	18,931

	Year ended October 31, 2009			Year ended October 31, 2008
Revenues	8,355,041	4,869,393	-	7,699,801	9,269,121	-
Gross profit (loss)	3,033,337	3,875,137	-	4,737,327	5,290,337	-

Research and development	2,240,189	412,524	-	2,845,028	678,995	1000
Selling, general & administrative	2,493,261	1,679,450	6,085,784	3,197,847	2,332,500	6,059,320
Stock based compensation	73,305	-	217,417	121,898	6,037	939,286
Depreciation & amortization	311,246	98,677	279,821	272,966	76,216	198,185

Total operating expenses	5,118,001	2,190,651	6,583,022	6,437,738	3,093,748	7,197,791

Operating income (loss)	(2,084,664)	1,676,804	(6,583,022)	(1,700,411)	2,266,490	(7,267,722)

Other income	343,834	(153,494)	11,408	15,519	210,813	97,534
Interest expense	(184,396)	(27,722)	(1,634,765)	(140,640)	(307,700)	(1,090,384)
Impairment of investment	-	-	(782,595)	-	-	-

Loss before income taxes	(1,925,226)	1,495,588	(8,981,292)	(1,825,532)	2,169,603	(8,260,572)

CODA OCTOPUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 AND 2008

The Company’s reportable business segments operate in two geographic locations. Those geographic locations are:

* United States
* Europe

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are inter-segment sales which have been removed upon consolidation and for the purposes of the information shown below.

Information concerning principal geographic areas is presented below according to the area where the activity is taking place for the years ended October 31, 2009 and 2008 respectively:

	2009	2008
Revenues:
United States	$5,939,535	$7,362,966
Europe	7,284,899	9,605,956
Corporate and other	-	-
Total Revenues	$13,224,435	$16,968,922

Assets:
United States	$5,882,644	$4,357,042
Europe	4,220,350	5,478,233
Corporate and other	3,034,386	7,204,009
Total Assets	$13,137,380	$17,039,284

NOTE 16 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through January 29, 2010, which is the date the financials were filed.

The Cash Control Framework Agreement with the Noteholder was extended for a further period of 12 months and now expires on March 16, 2011. On January 18, 2010, the Noteholder notified us in writing that it had waived its right to demand repayment of the loan as a result of our failure to observe certain specified loan covenants.  The waiver will expire on the first anniversary of the waiver letter, January 18, 2011.

Since October 31, 2009 we have issued 50,000 shares of common to consultants for services rendered. The services were valued at $15,000 and the shares were issued at price of $0.30 in accordance with the resolution of our Board.