Form 10-Q
period 2010-01-31
Coda Octopus Group, Inc.
filed 2010-03-17
CIK 1334325

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52815

CODA OCTOPUS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-200-8348
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

164 West, 25 th Street, 6R, New York	10001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(212) 924-3442

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
Yes  ☐ No ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of March 17 2010 is 49,075,244.

INDEX

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JANUARY 31, 2010 (UNAUDITED) and OCTOBER 31, 2009

	January 31,	October 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$195,661	$275,885
Restricted cash, Note 2	966,525	994,081
Short-Term Investments, Note 4	25,500	51,000
Accounts receivable, net of allowance for doubtful accounts	1,739,314	2,033,879
Inventory	2,560,774	2,798,425
Unbilled receivables, Note 3	767,440	690,344
Other current assets, Note 5	212,720	285,691
Prepaid expenses	245,062	247,134

Total current assets	6,712,996	7,376,439

Property and equipment, net, Note 6	220,970	267,964
Deferred financing costs, net Note 13	1,210,638	1,271,170
Goodwill and other intangible assets, net, Note 7	4,189,298	4,221,807

Total assets	$12,333,902	$13,137,380

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade	$2,311,029	$2,390,039
Accrued expenses and other current liabilities	4,454,068	4,626,164
Warrant liability, Note 10	798,987	-
Deferred revenues, Note 3	333,381	398,482
Deferred payment related to acquisitions	396,971	404,274

Total current liabilities	8,294,436	7,818,959

Loans and notes payable, long term, Note 13	13,612,668	13,233,523

Total liabilities	21,907,104	21,052,482

Defiency in Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 6,287 Series A issued and outstanding, as of January 31, 2010 and October 31, 2009 respectively	6	6
Nil shares Series B issued and outstanding as of January 31, 2010 and October 31, 2009 respectively	-	-
Common stock, $.001 par value; 150,000,000 shares authorized, 49,000,244 shares issued and outstanding as of January 31, 2010 and October 31, 2009 respectively	49,000	49,000
Common Stock subscribed	96,350	96,350
Additional paid-in capital	46,843,356	51,766,495
Accumulated other comprehensive loss	(780,408)	(696,617)
Accumulated deficit	(55,781,506)	(59,130,336)

Total Defiency in stockholders' equity	(9,573,202)	(7,915,102)

Total liabilities and Defiency in stockholders' equity	$12,333,902	$13,137,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 and 2009
(UNAUDITED)

	January 31,	January 31,
	2010	2009

Net revenue	$3,068,210	$3,199,106

Cost of revenue	1,305,979	1,442,147

Gross profit	1,762,231	1,756,959

Research and development	477,013	603,681
Selling, general and administrative expenses	1,635,426	2,902,719

Total operating expenses	2,112,439	3,506,400

Operating loss	(350,208)	(1,749,441)

Other income (expenses)	9,983	27,640
Interest expense	(441,582)	(397,424)
Gain on change in fair value of warrant liability	1,554,908	-

Total other income (expense)	1,123,309	(369,784)

Income (Loss) before income taxes	773,101	(2,119,225)

Provision for income taxes	-	-

Net income (loss)	773,101	(2,119,225)

Preferred Stock Dividends:
Series A	-	(31,149)

Net Income (Loss) Applicable to Common Shares	$773,101	$(2,150,374)

Net Income (Loss) per share, basic and diluted	0.02	(0.04)

Net Loss per share, basic and diluted See Note 1	(0.02)	-

Weighted average shares outstanding	49,000,244	48,902,367

Comprehensive income (loss):

Net income (loss)	$773,101	$(2,119,225)

Foreign currency translation adjustment	(58,291)	332,900
Unrealized (loss) on investment	(25,500)	(722,500)

Comprehensive income (loss)	$689,310	$(2,508,825)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JANUARY 31, 2010
(UNAUDITED)

								Additional	Accumulated
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Stock	Paid-in	Other	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Comprehensive loss	Deficit	Total

Balance, October 31, 2009	6,287	$6	-	$-	49,000,244	$49,000	$96,350	$51,766,495	$(696,617)	$(59,130,336)	$(7,915,102)

Fair value of options issued as compensation								6,483			6,483

Cumulative effect of warrant liability								(4,929,622)		2,575,729	(2,353,893)

Foreign currency translation adjustment									(58,291)		(58,291)

Unrealized (loss) on marketable securities									(25,500)		(25,500)

Net income										773,101	773,101

Balance, January 31, 2010	6,287	6	-	-	49,000,244	49,000	96,350	46,843,356	(780,408)	(55,781,506)	(9,573,202)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 and 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$773,103	$(2,119,225)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	123,376	161,586
Stock based compensation	6,483	196,485
Change in fair value of warrant liability	(1,554,908)	-
Financing costs	383,562	383,571
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	216,390	520,222
Inventory	237,651	(281,987)
Prepaid expenses	2,070	21,586
Other receivables	33,948	(251,692)
Accounts payable and accrued expenses	(211,033)	(446,350)
Due to related parties	-	(40,283)

Net cash provided by/(used in) operating activities	10,642	(1,856,087)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(36,587)
Purchases of intangible assets	(7,690)	-
Cash subject to restriction	(27,556)	1,017,007
Acquisitions	-	(208,495)
Cash acquired in acquisitions	-	877

Net cash used by investing activities	(35,246)	772,802

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) loans	-	38,026
Preferred stock dividend	-	(47,354)

Net cash provided by financing activities	-	(9,328)

Effect of exchange rate changes on cash	(55,620)	(384,059)

Net (decrease) in cash	(80,224)	(1,476,672)

Cash and cash equivalents, beginning of period	275,885	3,896,149

Cash and cash equivalents, end of period	$195,661	$2,419,477

Cash paid for:
Interest	$58,020	$13,853
Income taxes	-	-

Supplemental Disclosures:

During the three months ended January 31, 2009, 146,580 shares of common stock were issued, 43,694 of which were subscribed for in the year ended October 31, 2008, and the other 102,886 shares were issued as payment of $18,520 compensation.	$-	$18,520.00

Acquisition of Dragon:
Current assets acquired	-	147,039
Cash acquired	-	877
Equipment acquired	-	51,336
Goodwill and other intangible assets	-	342,013
Liabilities assumed	-	(201,166)
Deferred payments	-	(250,782)

Cash Paid for Acquisition	-	89,317

Acquisition of Tactical:
Current assets acquired	-	-
Cash acquired	-	-
Equipment acquired	-	5,000
Goodwill and other intangible assets	-	252,400
Options issued	-	(7400)
Deferred note payable	-	(125,000)

Cash Paid for Acquisition	-	125,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended January 31,2010, are not necessarily indicative of the results that may be expected for the year ended October 31, 2010. The unaudited condensed financial statements should be read in conjunction with the consolidated October 31, 2009 financial statements and footnotes thereto included in the Company’s 10K filed on January 29, 2010 with the Securities Exchange Commission (SEC) as amended.

Business and Basis of Presentation

Coda Octopus Group, Inc. ( ”we ” , “us”, “ our company ” or “Coda” ), a corporation formed under the laws of the State of Florida in 1992 (since re-domiciled to Delaware in 2004), is a developer of underwater technologies and equipment for imaging, mapping, defense and survey applications. We are based in New York, with research and development, sales and manufacturing facilities located in the Utah, the United Kingdom and Norway, and additional sales locations in Florida and Washington, D.C.

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

Revenue Recognition

We record revenue in accordance with FASB ASC Topic 605 - Revenue Recognition. Our revenue is derived from sales of underwater technologies and equipment for imaging, mapping, defense and survey applications, as well as from the performance of various engineering and manufacturing contracts. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. No right of return privileges are granted to customers after shipment.

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

Accounts Receivable

We periodically review our trade receivables in determining our allowance for doubtful accounts. Allowance for doubtful accounts was $66,256 for the period ended January 31, 2010 and  $255,789 for the year ended October 31, 2009.

Fair Value of Financial Instruments

FASB ASC 825-10-50 - Financial Investments, requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, other receivables, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. Our long-term debt has interest rates that approximate market and therefore the carrying amounts approximate their fair values.

 FASB ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance. FASB ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  FASN ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of January 31, 2010:

		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash	$966,525	$966,525
Short term Investment	$25,500	$25,500
Total	$992,025	$992,025	-	-
Liabilities:
Warrant liability	798,987	-	798,987	-
Notes Payable	$13,612,668	$-	13,612,668	-
Total	$14,411,655	$-	14,411,655	-

With the exception of assets and liabilities included within the scope of FASB ASC 820-10-55, the Company adopted the provisions of FASB ASC 820 prospectively effective as of the beginning of the year ended October 31, 2008.  For financial assets and liabilities included within the scope of FASB ASC 820-10-55, the Company will be required to adopt the provisions of FASB ASC 820 prospectively as of the year beginning November 1, 2009.  The adoption of  FASB ASC 820 did not have a material impact on our financial position or results of operations, and the Company do not believe that the adoption of FASB ASC 820-10-55 will have a material impact on our financial position or results of operations.

The fair value of restricted cash and short term investments at January 31, 2010 was grouped as Level 1 valuation as the market price was readily available.

Loans and notes payables are recorded at their face amounts which approximates fair value.

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

Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method. Inventory is comprised of the following components at January 31, 2010 and October 31, 2009:

	2010	2009
Raw materials	$1,213,400	$1,384,043
Work in process	11,860	48,389
Finished goods	1,335,514	1,365,993

Total inventory	$2,560,774	$2,798,425

Property and Equipment

We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to four years, the estimated useful lives of the property and equipment.

Long-Lived Assets

FASB ASC Topic 360 Property, Plant and Equipment (ASC 360), which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment loss was recognized during the period ended January 31, 2010 or the year ended October 31, 2009.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Research and Development

Research and development costs consist of expenditures for the present and future patents and technology, which cannot be capitalized. We are eligible for United Kingdom tax credits related to our qualified research and development expenditures. Tax credits are classified as a reduction of research and development expense. We recorded tax credits of  nil during the period ended January 31, 2010 and $358,346 during the year ended October 31, 2009.

Marketing

We charge the costs of marketing to expense as incurred. For the period ended January 31, 2010 marketing costs were $33,084 and $522,576 for the year ended October 31, 2009.

Goodwill and other Intangible Assets

The Company accounts for goodwill and other intangibles assets in accordance with FASB ASC 350. ASC 350 requires that goodwill and identifiable intangible assets to be tested for impairment at least annually or more often if events and circumstances warrant.

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

We test for impairment at the reporting unit level as defined in FASB ASC Topic 350 - Intangibles - Goodwill and Other (ASC 350). This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. In the fourth quarter of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. ASC 350 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives.

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

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Deferred Financing Costs

Deferred financing costs primarily include debt issuance costs incurred by the Company in connection with the issuance of convertible debt in February 2008 (see Note 13). Amortization is provided on a straight-line basis over the terms of the respective debt instruments to which the costs relate and is included in interest expense. Deferred financing cost expense was $60,532 and $ 242,128 in the period ended January 31,2010  and the year ended October 31, 2009, respectively.

Loss Per Share

Net income (loss) per share

Dilutive common stock equivalents consist of shares issuable upon conversion of warrants and the exercise of the Company’s stock options and warrants. In accordance with ASC 260-45-20,  common stock equivalents derived from shares issuable in conversion of the warrants are not considered in the calculation of the weighted average number of common shares outstanding because the adjustments in computing income available to common stockholders would result in a loss.  Accordingly, the diluted EPS would be computed in the same manner as basic earnings per share.

The following reconciliation of net income and share amounts used in the computation of loss per share for the three months ended January 31, 2010

Three Months Ended January 31, 2010
Net income used in computing basic net income per share	$773,101
Impact of assumed assumptions:
Gain on warrant liability marked to fair value	(1,554,908)
Net loss in computing diluted net loss per share:	$(781,807)

Per share basic and diluted net income amounted to $0.02 for the period ended January 31, 2010.  Per share basic and diluted net loss amounted to $0.04 for the period ended January 31, 2009. For the periods ended January 31, 2010 and 2009, 50,999,796 and 46,203,559 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2007, the FASB issued FASB ASC Topic 805, “Business Combinations” (ASC 805), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805  is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited.The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flow.

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

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Liquidity

As of January 31, 2010, we have cash and cash equivalents of $ 195,661 and restricted cash of 966,525, a working capital deficit of $1,581,440 and a deficiency in stockholders' equity of $9,573,202. For the period ended January 31, 2010, we had net income of $773,101 and positive cash flow from operations of $10,642. We also have an accumulated deficit of $55,781,506 at January 31, 2010.

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

On March 16, 2009, the Company and the holder of the secured convertible debenture (“The Noteholder”) entered into a Cash Control Framework Agreement, pursuant to which it is assumed that, subject to the Company being fully compliant with the terms of this agreement and those set out in the Transaction Documents entered into between the Company and the Noteholder on February 21, 2008, no adverse actions will be taken by the Noteholder. The agreement provides, among other things, for the placement of approximately $2.15 million into a segregated cash account. Under the terms of the agreement, we may request the release of funds from the account from time to time for working capital purposes, subject to the Noteholder’s consent and agreed upon terms and conditions. Under the terms of the agreement, we must also adhere to a strict cost cutting program which involves reducing our SG&A, R&D and capital expenditure by an annualized $3.35 million. This agreement was extended for a further period of one year, expiring on March 16, 2011. We have also received a waiver letter from the Noteholder dated January 18, 2010, under which it has waived its right to demand repayment of the loan as a result of the failure to observe certain specified loan covenants. The waiver will expire on the first anniversary of the waiver letter. We believe that the terms of this agreement may provide us with sufficient liquidity to operate for fiscal 2010.

At January 31, 2010 we have received net advances from this facility of $1,183,475.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the balance sheet as Unbilled Receivables of $767,440 and $690,344 as of January 31, 2010 and October 31, 2009 respectively.

Billings in excess of cost and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the balance sheet. These amounts are stated on the balance sheet as Deferred Revenue of $32,349 and $111,463 as of January 31, 2010 and October 31, 2009 respectively.

Revenue received as part of sales of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales, with these amounts amortized over 12 months from the date of sale. These amounts are stated on the balance sheet as Deferred Revenue of $301,032 and $287,018 as of January 31, 2009 and October 31, 2009 respectively.

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of January 31, 2010:

		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash	$966,525	$966,525	$-	$-
Short term Investment	$25,500	$25,500	$-	$-
Total	$992,025	$992,025	$-	-
Liabilities:
Warrant liability	798,897	-	798,897	-
Loans and Notes Payable	$13,612,668	$-	$13,612,668	$-
Totals	$14,411,655	$-	$14,411,655	$-

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

The fair value of the restricted cash and short term investments, at January 31, 2010 was grouped as Level 1 valuation as the market price was readily available, compared to a fair value of $51,000 for short term investments at October 31, 2009.

Loans and notes payable are recorded at their face amounts which approximates fair value.

During the year ended October 31, 2007, the Company received marketable securities in settlement of $533,147 loan and $316,853 of accounts receivable. As of October 31, 2008, the Company had an investment of $153,000 that was considered available-for-sale for financial reporting purposes which included an unrealized loss of $697,000 included in the determination of comprehensive loss. As of April 30, 2009, this investment had a value of $68,000, with an unrealized loss of $782,000. This unrealized loss had, until now been included in the determination of comprehensive loss, but during the year ended October 31, 2009 , we have determined that this investment in marketable securities is impaired because we believe that the fair market value of the investment has permanently declined. Accordingly, we have written off the $782,000 during the year ended October 31,2009. The remaining fair value of this investment is $25,500 as of January 31, 2010.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - OTHER CURRENT ASSETS

Other current assets on the balance sheet total $212,720 and $285,690 at January 31,2010  and October 31, 2009 respectively. These totals comprise the following:

	2010	2009
Deposits	$103,755	$96,277
Value added tax (VAT)	75,337	113,636
Other receivable	33,628	75,778

Total	$212,720	$285,690

NOTE 6 - FIXED ASSETS

Property and equipment at January 31,2010 and October 31, 2009 is summarized as follows:

	2010	2009
Machinery and equipment	$928,326	$1,001,385
Accumulated depreciation	(707,356)	(733,420)

Net property and equipment assets	$220,970	$267,964

Depreciation expense recorded in the statement of operations for the period ended January 31, 2010 and year ended October 31, 2009 is $30,076 and $238,632, respectively.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL

The Company accounts for intangible assets and goodwill in accordance with ASC 350. Goodwill and Other Intangible Assets, are evaluated on  an annual basis, and when there is reason to believe that their values have been diminished or impaired write-downs will be included in results from operations.

The identifiable intangible assets acquired and their carrying value at January 31, 2010 and October 31, 2009 is:

	2010	2009
Customer relationships (weighted average life of 10 years)	$784,243	$784,243
Non-compete agreements (weighted average life of 3 years)	278,651	278,651
Patents (weighted average life of 10 years)	73,805	67,837
Licenses (weighted average life of 2 years)	100,000	100,000

Total amortized identifiable intangible assets - gross carrying value	1,236,699	1,230,731
Less accumulated amortization	(571,939)	(533,462)

Net	664,760	697,269

Residual value	$664,760	$697,269

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

 Our acquisition of the assets of Tactical Intelligence, LLC (“Tactical”) In November 2008 resulted in the valuation of Tactical’s customer relationships and covenants not to compete as intangible assets (see Note 14), which have an estimated useful life of 3 years each, and as such are being amortized monthly over that period. In addition, we recognized goodwill of $142,500 that represents the excess of the purchase price we paid over the fair value of Tactical’s net tangible and intangible assets acquired.

Estimated annual amortization expense as of January 31, 2010  is as follows:

2010	$99,703
2011	151,364
2012	77,685
2013 and thereafter	336,008

Total	$664,760

Amortization of patents, customer relationships, non-compete agreements and licenses included as a charge to income amounted to $ 38,477  and $231,321  for the period ended January 31, 2010 and year ended October 31, 2009, respectively. Goodwill is not being amortized.

As a result of the acquisitions of Martech, Colmek, Dragon and Tactical, the Company has goodwill in the amount of $ 3,524,538 as of January 31, 2010.The carrying amount of goodwill for the period ended January 31, 2010 and October 31, 2009 is recorded below.

	2010	2009
Beginning goodwill balance at November 1:
CodaOctopus Colmek, Inc.	$2,038,699	$2,038,699
CodaOctopus Martech Ltd	998,591	998,591
CodaOctopus Products Ltd	62,315	62,315
Goodwill recorded upon acquisition:
CodaOctopus Tactical Intelligence, Inc.	142,400	142,430
Dragon Design Ltd	282,533	282,533

Balance at January 31, 2010 and October 31, 2009	$3,524,538	$3,524,538

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

NOTE 8 - CAPITAL STOCK

 The Company is authorized to issue 150,000,000 shares of common stock with a par value of $.001 per share. As of January 31, 2010 and October 31, 2009, the Company has issued and outstanding 49,000,244 shares and 49,000,244 shares of common stock respectively. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $.001 per share. We have designated 50,000 preferred shares as Series A preferred stock and have designated 50,000 preferred shares as Series B preferred stock. The remaining 4,900,000 shares of preferred stock is undesignated.  There were 6,287 Series A preferred shares outstanding at January 31, 2010 and October 31, 2009 respectively, and nil Series B preferred shares outstanding at the same dates.

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

Common Stock

During the period ending January 31, 2010, we did not issue any common stock.

During the year ending October 31, 2009 we issued 146,580 shares of common stock, valued at $30,310, to employees, directors and consultants for services, of which $11,790 was subscribed for during the year ending October 31, 2008, leaving a charge for compensation in the period ending October 31, 2009 of $18,520.

Other Equity Transactions

During the period ending January 31, 2010, we did not issue any common share purchase options. However, options issued in earlier periods vested resulting in a charge of $6,483 in this period.

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

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 9 - WARRANTS AND STOCK OPTIONS

Transactions involving stock options and warrants issued are summarized as follows:

Warrants	Three months ended January 31, 2010		Year ended October 31, 2009
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	32,583,418	$1.42	32,583,418	$1.42
Granted during the period	-	-	-	-
Terminated during the period	-	-	-	-

Outstanding at the end of the period	32,583,418	$1.42	32,583,418	$1.42

Exercisable at the end of the period	32,583,418	$1.42	32,583,418	$1.42

 The number and weighted average exercise prices of warrants outstanding as of January 31, 2010 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Exercisable
0.50	750,000	1.24	750,000
0.58	400,000	1.16	400,000
1.00	2,750,000	2.10	2,750,000
1.30	14,341,709	1.92	14,341,709
1.50	-	-	-
1.70	14,341,709	1.92	14,341,709
1.80	-	-	-
Totals	32,583,418	1.97	32,583,418

Stock Options	Three months ended January 31, 2010		Year ended October 31, 2009
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	5,595,900	$1.18	5,755,900	$1.18
Granted during the period	-	-	50,000	1.30
Terminated during the period	(1,170,000)	1.29	(210,000)	1.32

Outstanding at the end of the period	4,425,900	$1.15	5,595,900	$1.18

Exercisable at the end of the period	4,174,499	$1.14	5,214,149	$1.17

The number and weighted average exercise prices of stock purchase options outstanding as of January 31, 2010 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Exercisable
0.50	-	-	-
0.58	-	-	-
1.00	2,650,900	0.57	2,650,900
1.30	1,325,000	3.00	1,073,600
1.50	190,000	2.09	190,000
1.70	260,000	2.41	260,000
1.80	-	-	-
Totals	4,425,900	1.47	4,174,499

NOTE 10 – DERIVATIVE LIABILITY

In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective November 1, 2009, the value our warrants will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on November 1, 2009 includes an increase in our derivative liability related to the fair value of the conversion feature of $2,353,893. Fair value at November 1, 2009 was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.06%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 302.22%; (4) an average expected life of the warrants of 2.22 years and (5) estimated fair value of common stock of $0.08 per share.

At January 31, 2010 we recalculated the fair value of the conversion feature subject to derivative accounting and have determined that the fair value at January 31, 2010 is $798,897. The fair value of the conversion features was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.74%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 304%; (4) an average expected life of the conversion feature of 1.97 years and (5) estimated fair value of common stock of $0.03 per share.

We have recorded a credit of $1,554,908 during the three months ended January 31, 2010 related to the change in fair value during the quarter.

NOTE 11 - INCOME TAXES

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

 For income tax reporting purposes, the Company's aggregate UK unused net operating losses approximate $4,368,141, with no expiration. The deferred tax asset related to the carry-forward is approximately $2,670,000. The Company has provided a valuation reserve against the full amount of the benefits, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income tax expense for 2009 and 2010 represents income taxes on our Norwegian subsidiary.

Components of deferred tax assets as of January 31,2010 and October 31, 2009 are as follows:

Non-Current	2010	2009

Net Operating Loss Carry Forward	$18,106,000	$17,736,000
Valuation Allowance	(18,106,000)	(17,736,000)

Net Deferred Tax Asset	$-	$-

NOTE 12 - CONTINGENCIES AND COMMITMENTS

Litigation

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

Operating Leases

We occupy our various office and warehouse facilities pursuant to both term and month-to-month leases. Our term leases expire at various times through September 2015. Future minimum lease obligations are approximately $1,219,963, with the minimum future rentals due under these leases as of Jannuary 31,2010 as follows:

	$
2010		277,705
2011		370,234
2012		231,339
2013 and thereafter		340,685

Total		$1,219,963

Concentrations

We had no concentrations of purchases of over 5% during the period ended January 31, 2010. We had sales concentrations of over 5% during the period ended January 31, 2010 due to sales to total four separate customers for $1,178,835.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 - NOTES AND LOANS PAYABLE

A summary of notes payable at January 31,2010  and October 31, 2009 is as follows:

	January 31, 2010	October 31, 2009
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
	$13,451,500	$13,067,929

The Company, through its UK subsidiary Coda Octopus Products Ltd has a 7 year unsecured loan note for £100,000; interest rate of 12% annually; repayable at borrower’s instigation or convertible into common stock when the share price reaches $3.	161,168	165,594

The Company through its US subsidiary Coda Octopus Colmek, Inc., has an unsecured loan note payable to a director and former officer of the Company, which is being repaid in the short term.	-	-

Total	$13,612,668	$13,233,523

Less: current portion		-

Total long-term portion	$13,612,668	$13,233,523

In connection with the secured convertible debenture noted above and the Cash Control Framework Agreement (see below), we carry $1,210,638 deferred financing costs as an asset on the consolidated balance sheet at January 31, 2010, which represents $1,694,893 in financing closing costs we incurred, net of $ 484,255 in amortization expense at January 31, 2010 and $423,723 in amortization expense at October 31, 2009. We amortize deferred financing costs over the life of the financing facility using the straight line method.

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

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 - SEGMENT INFORMATION

The Company's two reportable segments are managed separately based on fundamental differences in their operations.   Coda Octopus Colmek and Coda Octopus Martech make up the contracting part of the business, and Coda Octopus Products Limited and Coda Octopus Products Inc. make up the product sales.

As a result of the Company’s internal reorganization the Company has restated previously reported segment information.

The contracting segment deals mainly with Government agencies and defense prime contractors and have expertise in designing and producing specific devices and components for such customers, with an emphasis on sub-sea technology.  This segment also manufactures the Group’s products (for Coda Octopus Products).

The products segment designs and produces, through its arrangements with the contracting segment, sub-sea software and hardware products aimed at the Oil and Gas, Underwater Construction, and Port and Harbor Security markets.

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

The following table summarizes segment asset and operating balances by reportable segment.

	Three months ended
	January 31, 2010	January 31, 2009
Net Sales to External Customers:
Contracting	$1,449,165	$2,306,889
Products	1,619,045	892,217

Total Sales to External Customers	$3,068,210	$3,199,106

Depreciation and Amortization:
Contracting	$40,383	$74,868
Products	9,580	15,337
Corporate	73,413	71,380
Total Depreciation and Amortization	$123,376	$161,585

General and Administrative Expense:
Contracting	$745,369	$894,454
Products	409,622	504,399
Corporate	349,636	1,503,866
Total General and Administrative Expense	$1,504,627	$2,902,719

Capital Expenditures:
Contracting	$-	$18,952
Products	7,690	14,275
Corporate		3,360
Total Capital Expenditures	$7,690	$36,587

Operating Income (Losses):
Contracting	$(773,464)	$376,786
Products	846,306	(160,739)
Corporate	(423,049)	(1,965,488
Total Segment Operating Losses	$(350,207)	$(1,749,441

	For the period ended
	January 31, 2010	October 31, 2009
Segment Assets:
Contracting	$7,464,714	$7,235,301
Products	2,032,276	2,867,693
Corporate	2,836,912	3,034,386
Total Segment Assets	$12,333,902	$13,137,380

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

Information concerning principal geographic areas is presented below according to the area where the activity is taking place for the period ended January 31, 2010 and the year ended October 31, 2009:

	Three months ended
	January 31, 2010	January 31, 2009
NET SALES TO EXTERNAL CUSTOMERS:
United States	$980,934	$1,550,570
Europe	2,087,276	1,648,536
TOTAL SALES TO EXTERNAL CUSTOMERS	$3,068,210	$3,199,106

	For the period ended
	January 31, 2010	October 31, 2009
ASSETS:
United States	$7,367,788	$7,919,830
Europe	4,966,114	5,217,550
TOTAL ASSETS	$12,333,902	$13,137,380

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through March 17, 2010 which is the date the financials were filed.

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

 In March 2010 we issued 75,000 shares of common stock to three (3) of our employees as part of their bonus package.

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

Management believed that real-time 3D sonar could represent a truly disruptive technology with the potential to change industry standard practices and procedures. It envisioned significant applications for this technology in defense, oil and gas exploration and security, underwater port security, bridge repair, and large-scale underwater construction projects. Given these beliefs, the Company decided that the best way to gain access to the capital and the visibility needed to commercialize real time 3D sonar, and to successfully enter multiple worldwide markets in the post 9/11 environment would be to move its headquarters to the USA, and to become a publicly traded company in the United States.

On July 13, 2004 Coda Octopus became a public company through a reverse merger with The Panda Project, Inc., a publicly traded Florida corporation. As a result of the transaction, Coda and its shareholders, including its then controlling shareholder, Fairwater Technology Group Ltd, were issued 20,050,000 common shares comprising approximately 90.9% of the then issued and outstanding shares of Panda. Subsequently, Panda was reincorporated in Delaware, and changed its name to Coda Octopus Group, Inc. By mid 2005, the Company had completed the move of its headquarters from the UK to the United States.

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

These will enable users to “see” objects that are smaller than a baseball from a distance of more than 100 meters, and to do so in all kinds of ocean or water conditions at virtually any depth. In addition, the Company through its Colmek subsidiary, has more than 20 years of successful experience as contractor with the Department of Defense, and as a subcontractor with various large prime contractors.

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

The Company believes that the largest potential markets for real-time 3D sonar is with government authorities both in the US and throughout the world. Here in the US, the Company has deployed systems with Jacksonville Sheriff , FL, and in Contra Costa County, CA, with further immediate interest in at least six additional locations. Overseas the Company has deployed systems in Korea, Japan, the United Kingdom and the Middle East, and has significant opportunities in Germany, Singapore, Malaysia and the Netherlands. Our main challenges are the long lead times in purchasing cycles, the current economic environment, and the initial adoption of new technology, which can take several years to effect.

The consolidated financial statements include the accounts of Coda Octopus and our domestic and foreign subsidiaries that are more than 50% owned and controlled, which includes Dragon Design Limited (now fully integrated into Coda Octopus Martech Limited.), which was fully acquired on December 15 th 2008 and is based in Weymouth, Dorset, United Kingdom.

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


Marine geophysical survey (commercial), which focuses on oil and gas, and oceanographic research and exploration, where we market to survey companies, research institutions and salvage companies. This was our original focus, with current products spanning geophysical data collection and analysis, through to printers to output geophysical data collected by sonar.


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


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


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

	Other applications, such as shallow water hydrography underwater logging, debris survey and treasure hunting.

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


First mover advantage in 3D sonar markets based on our patented technology, our research and development efforts and extensive and successful testing in this area that date back almost two decades as well as broad customer acceptance.

	Early recognition of the need for 3D real-time sonar in defense/security applications.

	Expansion into new geographies like North America and Western Europe.

	Expansion into new commercial markets like commercial marine survey with innovative products.

	Recent sole source classification for one of our products and its derivatives by certain government procurement agencies.

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

We measure the carrying value of goodwill recorded in connection with the acquisitions for potential impairment in accordance with ASC 350 - Intangibles - Goodwill and Other. To apply ASC 350, a company is divided into separate “reporting units”, each representing groups of products that are separately managed. For this purpose, we have two reporting units. To determine whether or not goodwill may be impaired, a test is required at least annually, and more often when there is a change in circumstances that could result in an impairment of goodwill. If the market capitalization of our common stock is below book carrying value for a sustained period, or if other negative trends occur in our results of operations, a goodwill impairment test will be performed by comparing book value to estimated market value. To the extent goodwill is determined to be impaired an impairment charge is recorded in accordance with ASC 350.

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

In addition, on January 18, 2010, the debt holder waived for one year right to demand repayment of the loan as a result of our failure to observe certain specified loan covenants. The waiver will expire on the first anniversary of the waiver letter.

Cost Cutting Program

In February 2009, we embarked on a cost reduction program.  This resulted in annualized savings of at least $3.35 million for the the year ended  October 31, 2009.  Actual savings for the year amounted to $2.1 million against budget. These cost savings against budget were achieved in the following areas:

Description	Amount
Reduction in Research and Development:	$321,837
Reductions in other SG&A costs	$3,061,991

Total SG& A Cost Savings	$3,383,828

Reductions in Capital Expenditure	$179,725

The following table shows actual quarterly savings against budget for the year ended October 31, 2009:

Period	Amount
Quarter Ended January 31, 2009	$237,000
Quarter Ended April 30, 2009	$419,000
Quarter Ended July 31, 2009	$750,000
Quarter Ended October 31, 2009	$707,000

Total cost saving against budget for the 2009 Period	$2,113,000

Between September 2009 and December 2009, we accelerated our program of reducing the levels of management in the Group. We have eliminated the “Senior Vice President” level of management and now have a total of three full time staff members (reduced from twelve) who are not employed in any of our subsidiaries. We have also eliminated a large number of arrangements with consultants and Government lobbyists.

The Group’s management now consists of a Group CEO (with overall responsibility for Group performance), Group Financial Officer, CTO (who also manages the Group’s R&D), and the CEOs of the various Group Companies

We believe that the cost cutting program has achieved its objectives and we expect to maintain our SG&A at around $8.5 million during the current fiscal year (down from approximately $11.238 million for the 2009 Period).  We intend to reinvest some of the savings in additional sales and marketing staff to ensure that we are gaining the maximum advantage from our leading technology and skills.  We also anticipate hiring one more senior executive to operate at Group level during the current fiscal year.

Reorganization

The Company commenced a reorganization program in which the R&D unit has become a more horizontal unit working to make advances in our core technology (3D sonar) while helping to spread these advances across the Group, as well as promoting technology advances from other parts of the Group.

Within our products company in Edinburgh, we formed a dedicated unit which is focused entirely on the Echoscope® rollout plan for the various markets the Company has identified. The function of this unit is to oversee production, development, documenting and delivering the core product to the defined markets. Manufacturing of the Echoscope® will move to Salt Lake City (Colmek), to comply with the Defense Department’s preference to have technology products manufactured domestically, and to Weymouth, UK, (Martech).

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

Comparison of quarter ended January 31, 2010, compared to quarter ended January 31, 2009.

Revenue: Total revenues for the quarter ended January 31, 2010 (the “2010 Period”) and the quarter ended January 31, 2009 (the “2009 Period”) were $3,068,210 and $3,199,106 respectively, representing a decrease of 4.1%. Contributing factors to this lack of growth were adverse exchange rate movements combined with the global economic downturn which still affected the business in this quarter.

Gross Margins:  Margins were stronger in the 2010 Period at 57.4% (gross profit of $1,762,231) compared to 54.9% ($1,756,959) in the 2009 Period, reflecting a slightly different mix of sales in our businesses (products versus project work).

Research and Development (R&D). R&D spending decreased from $603,681 in the 2009 Period to $477,013 in the 2010 Period In line with our cost cutting plan . However, this level of spending still allows us to devote considerable R&D resources to introduce product variants of our core technology  to the market over the next months.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the 2010 Period decreased to  $1,635,426 from $2,902,719 in 2009, a reduction of  43.6% which reflects activity under the cost reduction plan that was executed during the fiscal year ended October 31, 2009 and hitherto in 2010.

Across the Group, key areas of 2010 Period expenditure include wages and salaries, where we spent $1,234,167 or 75.9% during the 2010 Period against $1,900,261 or 65.5% of our SG&A cost during the 2009 Period; legal and professional fees, including accounting, audit and investment banking services, where we spent $147,036 or 7% in 2010 against $272,186 or 9.4% of our SG&A costs in 2009; travel costs reduced to $99,142 or 4.7% in 2010 from $127,751 or 4.1% of SG&A in the 2009 Period, rent for our various locations decreased in 2010 to $141,664 or 6.7% against $155,139 or 5.3% of SG&A in 2009; marketing reduced in the 2010 Period to $33,084 or 1.6% of SG&A against $274,132 or 9.1% of SG&A in 2009, as we reduced the number of consultants engaged in the Business.

Operating Loss. We incurred a loss from operations of $350,207  in the 2010 Period against $1,749,441in the 2009 Period.  This reduced loss is attributable to significant cost reductions in the Business, mainly at the HQ level..

Interest Expense . Interest expense increased in the 2010 Period to $441,582 from the 2009 Period interest costs which were $397,424. In both periods we have included amortization of the 30% redemption premium for our convertible note, at a cost of $128,571. We have accrued interests on the convertible note of $450,150 ahead of payment in February 2010.

Dividends and Other Stock Charges. In the 2010 Period, no dividends were due to be paid on the Series A Preferred stock, versus $31,149 in 2009 due to the fact that we had no surplus or net profits from which to declare and pay such dividends.

Examining HQ SG&A, which is where we have concentrated our cost cutting exercise, we find that overall HQ SG&A (defined as Group Headquarters, and the UK and US Holding Companies) has reduced from $1,241,092 in Q1 2009 to $343,636 in Q1 2010. Components of this reduction are Rent and Utilities where we have reduced from $61,304 to $25,094, Office Expenses reduced from  $60,087 in 2009 to $16,641 in Q1 2010, Payroll reduced from $515,997 to $83,573, Insurances increased from $44,470 to $60,857, Professional Services reduced from $305,902 to $134,447, Forex reduced from$36,740 to $6,841, Marketing reduced from $172,615 to ($8,428), and Travel from $43,977 to $30,611. Moving forward we would plan to increase the HQ SG&A , in line with increasing revenues, in a couple of key areas where we need to add one or two more staff.

Segment Analysis.

This section should be read in conjunction with Note 15 to the Condensed Consolidated Financial Statements.

We operate in two business segments, Contracting Sales, and Product Sales Our contracting business consists of Coda Octopus Colmek, Coda Octopus Martech (including the acquired Dragon Design) and Coda Octopus Tactical Intelligence. Our Products business consists of Coda Octopus Products Limited and Coda Octopus Products Inc.

Revenues from Contracting in during the quarter ended January 31, 2010 were $1,449,165 or 47% of the Group revenues versus $2,306,889 in the quarter ended January 31, 2009, whereas revenues from Products were $1,619,035 and were 53% of the Group revenues, versus $892,217 in 2009.

SG&A costs incurred in our contracting businesses were $745,369 in the quarter ended January 31, 2010 versus $894,454 in the quarter ended January 31, 2009. SG&A costs in our Products business in the quarter ended January 31, 2010 were $409,622 versus $504,399 in the quarter ended January 31, 2009.

Operating loss in our contracting business was $773,464 in the quarter ended January 31, 2010 versus an operating profit of $376,786 in the quarter ended January 31, 2009.  In the quarter ended January 31, 2010 we made an operating profit of $846,306 in our Products business versus an operating loss of $160,739 in the quarter ended January 31, 2009.

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

Items recorded or measured at fair value on a recurring basis in our accompanying financial statements consisted of the following items as of January 31, 2010:

		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3

Assets

Restricted Cash	$966,525	$966,525	-	-

Short Term Inv	$25,500	$25,500	-	-

Total	$992,025	$992,025

Liabilities

Warrant liability	$798,897	-	$798,897	-

Notes Payable	$13612,668	-	$13,612,668	-

Total	$14,411,655		$14,411,655

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

The fair value of restricted cash and short term investments, at January 31, 2009 was grouped as Level 1 valuation as the market price was readily available.

 Loans and notes payable is recorded at face amount, which approximates fair value.

Liquidity and Capital Resources

 For the period ended January 31, 2010, the Company has an accumulated deficit of $55,781,506 negative working capital of $1,581 ,440, a capital deficit of $9,573,202 and generated a positive cash flow from operations of $10,642 in 2010 Period against a deficit of $839,020 in the 2009 Period. The Company is dependent upon its ability to generate revenue from the sale of its products and services and the discretion of the note holder to release cash to cover operations. Management believes that based upon its its commitment to maintain SG&A at around the $8.5 million level until the business is profitable and based upon our reorganization of our business, prospects have been enhanced and this is evidenced by our being in receipt of approximately $8.1 million dollars of additional contracts and purchase orders received in this financial year and up to the date of this filing; based upon the Company’s cash flow projections for it business operations through January 2011; collectability of its receivables in the ordinary course of business; based on the Noteholder’s 12 month extension of the cash control framework agreement as discussed in Note 12 and the Noteholder’s agreement to waive its right to demand repayment of the loan until March 16, 2011, the Company will be able to continue its operations through October 31, 2010. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and generating sufficient cash flows from operations to meet future obligations.

Financing Activities

For the most part, we have financed our operations through the issuance to the investors of shares of our common stock and preferred stock and warrants.

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

Nevertheless, as a result of the cost cutting program discussed above and by further adjusting our operations if and to the extent needed , we believe that we will have sufficient capital resources to meet projected cash flow deficits. However, if during fiscal 2010 we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition  In order to fund our operations during the current fiscal year, we estimate that we need to generate additional cash  beyond that which is available to us Cash Control Framework Agreement to be able to continue our operations at their current levels.  However, there can be no assurance that we will be successful in generating sufficient revenues from operations.

Other than disclosed herein, we presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not generated sufficient liquidity. We will need to continue to raise additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

Our current financing options are limited due to onerous anti-dilution provisions contained in the Purchase Agreements entered into in April and May 2007.  Under the terms of the Purchase Agreements, the investors who purchased stock in the Company thereunder are entitled to receive shares of common stock without additional consideration any time we sell equity securities at a price per share of less than $1.00.  We have entered into negotiations to amend these restrictions contained in the Purchase Agreements.  Without such amendments,  we may be unable to raise additional equity financing on terms that are commercially acceptable to us. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. In addition, our stock was recently stricken from the OTC Bulletin Board for failure to make our periodic filings on a timely basis. This  may further impact on the liquidity of our stock putting further downward pressure on its price and making it less likely that we will be able to raise equity financing on acceptable terms.

We have also entered into preliminary discussions with the holder of the convertible note to prevent it from taking actions adverse to us and to have the debt be reclassified on our books from a short term obligation to a long term obligation.  These discussions have been successful and on January 18, 2010 the note holder notified us in writing that it had waived its right to demand repayment of the loan as a result of the failure to observe certain specified loan covenants.  The waiver will expire on the first anniversary of the waiver letter.  We can give no assurance that we will be successful in any of these efforts.  If we are unable to raise additional capital in the near future, it may have to curtail its business operations significantly.

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

The Company’s operations are conducted in the United States, and through its wholly-owned subsidiaries, in the United Kingdom. As a result, fluctuations in currency exchange rates do significantly affect the Company's sales, profitability and financial position when the foreign currencies of its international operations are translated into U.S. dollars for financial reporting. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. The Company cannot predict the extent to which currency fluctuations may or will affect the Company's business and financial position, and there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position. Also because differing portions of our revenues and costs are denominated in foreign currency, movements can impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens without correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure.

 The translation of the Company’s UK operations’ pound Sterling denominated balance sheets into US dollars has been affected by the weakening of the average value of the US dollar against the British pound sterling in the relevant time periods from $1.49 in 2009, to $1.63 in 2010, an approximate 9.2% depreciation in value. These are the values that have been used in the calculations below.

The translation of the Company’s Norwegian operation’s Kroner denominated balance sheets into US dollars, as of October 31, 2009, has also been affected by the currency fluctuations of the US dollar against the Kroner from and average rate of $0.154 during 2009, to $0.175 during 2010, an approximate 12% change in value. These are the values that have been used in the calculations below.

The impact of these currency fluctuations on the 2010 Period is shown below:

	Pound Sterling		Norwegian Kroner
	Actual Results	Constant Rates	Actual Results		Constant Rates		Total Effect

Revenues	$2,087,276	$1,900,363	$		$		$(186,913)
Costs	1,892,702	1,723,213		126,460		111,584	(184,336)
Net Income/(Losses)	194,713	177,150		(126,460)		(111,584)	(2,547)
Assets	17,744,431	16,106 ,959		841,002		871,192	(1,607,271)
Liabilities	14,279,196	14,808,239		708,928		735,194	555,308
Net Assets	3,465,235	1,298,731		132,073		135,998	(2,162,580)

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, reduced profits for the year by $2,547 and reduced net assets by $2,162,580. In addition, the Company booked transactional exchange rate gains of $611 during 2010. All of these amounts are material to our overall financial results.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 4T. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 31, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Coda Octopus Group, Inc. (Registrant)

Date: March 17, 2010	/s/ Geoff Turner
Geoff Turner
Chief Executive Officer

Date: March 17, 2010	/s/ Geoff Turner
Geoff Turner
Chief Financial Officer