Form 10-Q
period 2010-04-30
Coda Octopus Group, Inc.
filed 2010-06-14
CIK 1334325

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52815

CODA OCTOPUS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-200-8348
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

Newport Office Center 1, 111 Town Square Place, Jersey City, Suite 1201, New Jersey 07301	07301
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(201) 420 9100

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
Yes  ☐ No ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of June 14, 2010 is 49,075,244.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
April 30, 2010 (UNAUDITED) and OCTOBER 31, 2009

	April 30,	October 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$84,322	$275,885
Restricted cash, Note 2	551,480	994,081
Short-Term Investments, Note 4	38,250	51,000
Accounts receivable, net of allowance for doubtful accounts	1,715,829	2,033,879
Inventory	1,824,788	2,798,425
Unbilled receivables, Note 3	2,465,067	690,344
Other current assets, Note 5	202,240	285,691
Prepaid expenses	260,626	247,134

Total current assets	7,142,602	7,376,439

Property and equipment, net, Note 6	161,166	267,964
Deferred financing costs, net of accumulated amortization of $544,787 in 2010 and $423,723 in 2009, Note 13	1,150,106	1,271,170
Goodwill and other intangible assets, net, Note 7	4,150,359	4,221,807

Total assets	$12,604,233	$13,137,380

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade	$2,081,759	$2,390,039
Accrued expenses and other current liabilities	4,543,225	4,626,164
Warrant liability, Note 10	5,987,321	-
Deferred revenues, Note 3	1,168,419	398,482
Deferred payment related to acquisitions	383,022	404,274

Total current liabilities	14,163,746	7,818,959

Loans and notes payable, long term, Note 13	13,733,065	13,233,523

Total liabilities	27,896,811	21,052,482

Contingencies and Commitments, Note 12

Stockholders' deficiency:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 6,287 Series A issued and outstanding, as of April 30, 2010 and October 31, 2009, respectively	6	6
Nil shares Series B issued and outstanding as of April 30, 2010 and October 31, 2009, respectively	-	-
Common stock, $.001 par value; 150,000,000 shares authorized, 49,075,244 and 49,000,244 shares issued and outstanding as of April 30, 2010 and October 31, 2009, respectively	49,075	49,000
Common Stock subscribed	96,350	96,350
Additional paid-in capital	46,860,154	51,766,495
Accumulated other comprehensive loss	(903,823)	(696,617)
Accumulated deficit	(61,394,340)	(59,130,336)

Total stockholders' deficiency	(15,292,578)	(7,915,102)

Total liabilities and stockholders' deficit	$12,604,233	$13,137,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED April 30, 2010 and 2009
(UNAUDITED)

	For the three months	For the three months	For the six months	For the six months
	ended April 30,	ended April 30,	ended April 30,	ended April 30,
	2010	2009	2010	2009

Net revenue	$3,713,585	$4,307,447	$6,781,795	$7,506,553

Cost of revenue	1,422,884	1,575,788	2,728,863	3,017,935

Gross profit	2,290,701	2,731,659	4,052,932	4,488,618

Research and development	455,173	456,477	932,186	1,060,158
Selling, general and administrative expenses	1,848,938	2,386,460	3,484,364	5,289,179

Operating income (loss)	(13,410)	(111,278)	(363,618)	(1,860,719)

Other income (expense)

Other income	27,962	3,547	37,945	31,187
Interest expense	(454,802)	(426,814)	(896,384)	(824,238)
Loss on change in fair value of derivative liability	(5,188,334)		(3,633,426)
Gain on sale of investment in marketable securities	15,750		15,750
Impairment of investment in marketable securities	-	(782,000)	-	(782,000)

Total other income (expense)	(5,599,424)	(1,205,267)	(4,476,115)	(1,575,051)

Loss before income taxes	(5,612,834)	(1,316,545)	(4,839,733)	(3,435,770)

Provision for income taxes	-	-	-	-

Net loss	(5,612,834)	(1,316,545)	(4,839,733)	(3,435,770)

Preferred Stock Dividends:
Series A	-	(439)	-	(31,588)

Net Loss Applicable to Common Shares	$(5,612,834)	$(1,316,984)	$(4,839,733)	$(3,467,358)

Loss per share, basic and diluted	(0.11)	(0.03)	(0.10)	(0.07)

Weighted average shares outstanding	49,050,244	49,000,244	49,029,133	48,950,494

Comprehensive loss:

Net loss	$(5,612,834)	$(1,316,545)	$(4,839,733)	$(3,435,770)

Foreign currency translation adjustment	(145,925)	(18,531)	(204,206)	(408,131)
Unrealized gain (loss) on investment	38,250	-	12,750	-

Comprehensive loss	$(5,720,509)	$(1,335,076)	$(5,031,189)	$(3,843,901)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE SIX MONTS ENDED APRIL 30, 2010
(UNAUDITED)

								Additional	Accumulated
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Stock	Paid-in	Other	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Comprehensive loss	Deficit	Total

Balance, October 31, 2009	6,287	$6	-	$-	49,000,244	$49,000	$96,350	$51,766,495	$(696,617)	$(59,130,336)	$(7,915,102)

Shares issued for compensation					75,000	75	-	4,425			4,500

Fair value of options issued as compensation								18,856			18,856

Cumulative effect of warrant liability								(4,929,622)		2,575,729	(2,353,893)

Foreign currency translation adjustment									(204,206)		(204,206)

Unrealized gain (loss) on marketable securities									12,750		12,750

Realized gain reclassed on sale of marketable securities									(15,750)		(15,750)

Net loss										(4,839,733)	(4,839,733)

Balance, April 30, 2010	6,287	6	-	-	49,075,244	49,075	96,350	46,860,154	(903,823)	(61,394,340)	(15,292,578)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2010 and 2009
(UNAUDITED)

	April 30,	April 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,839,733)	$(3,435,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	275,988	291,953
Stock based compensation	23,356	298,726
Change in fair value of warrant liability	3,633,426	-
Financing costs	512,134	767,143
Impairment of investment in marketable securities	-	782,000
Gain on sale of investment in marketable securities	(15,750)	-
Changes in operating assets and liabilities:
(Increase) decrease in current assets:
Accounts receivable	318,050	106,836
Inventory	973,637	(658,302)
Prepaid expenses	(13,492)	37,880
Unbilled receivables and other current assets	(1,657,271)	(197,986)
Increase (decrease) in current liabilities:
Accounts payable and other current liabilities	357,448	741,698
Due to related parties	-	(41,904)

Net cash used in operating activities	(432,207)	(1,307,726)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of property and equipment	16,102	(52,814)
Purchases of intangible assets	(7,690)	-
Cash subject to restriction	442,601	(488,830)
Acquisitions	-	(214,317)
Cash acquired from acquisitions	-	877

Net cash provided by (used in) investing activities	451,013	(755,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from/(repayment of) loans	-	(1,019,124)
Preferred stock dividend	-	(47,354)

Net cash used in financing activities	-	(1,066,478)

Effect of exchange rate changes on cash	(210,369)	(587,478)

Net decrease in cash	(191,563)	(3,716,766)

Cash and cash equivalents, beginning of period	275,885	3,896,149

Cash and cash equivalents, end of period	$84,322	$179,383

Cash paid for:
Interest	$384,250	$1,077,095
Income taxes	-	-

Supplemental Disclosures:

Acquisition of Dragon:
Current assets acquired	$-	$147,039
Cash acquired	-	877
Equipment acquired	-	51,336
Goodwill and other intangible assets	-	342,013
Liabilities assumed	-	(201,166)
Deferred payments	-	(250,782)

Cash Paid for Acquisition	-	89,317

Net cash invested	-	88,440

Acquisition of Tactical:
Current assets acquired	-	-
Cash acquired	-	-
Equipment acquired	-	5,000
Goodwill and other intangible assets	-	245,000
Liabilities assumed	-	-
Deferred note payable	-	(125,000)

Cash Paid for Acquisition	$-	$125,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with instructions to SEC form 10Q and Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six month period ended April 30, 2010, are not necessarily indicative of the results that may be expected for the year ended October 31, 2010. The unaudited condensed financial statements should be read in conjunction with the consolidated October 31, 2009 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (SEC) on January 29, 2010.

Business and Basis of Presentation

Coda Octopus Group, Inc. ( ”we ”, “us”, “ our company ” or “Coda” ), a corporation formed under the laws of the State of Florida in 1992 (since re-domiciled to Delaware in 2004), is a developer of underwater technologies and equipment for imaging, mapping, defense and survey applications. We are based in New Jersey, with research and development, sales and manufacturing facilities located in the Utah, the United Kingdom and Norway.

The unaudited condensed consolidated financial statements include the accounts of Coda and our domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Accounts Receivable

We periodically review our trade receivables in determining our allowance for doubtful accounts. Allowance for doubtful accounts was $62,896 for the period ended April 30, 2010 and $255,789 for the year ended October 31, 2009.

Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method. Inventory is comprised of the following components at April 30, 2010 and October 31, 2009:

	2010	2009
Raw materials	$714,949	$1,384,043
Work in process	61,648	48,389
Finished goods	1,048,191	1,365,993

Total inventory	$1,824,788	$2,798,425

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Liquidity

As of April 30, 2010, we have cash and cash equivalents of $ 84,322 and restricted cash of $551,480 a working capital deficit of $7,021,144 and a deficiency in stockholders’ equity of $15,292,578.  For the period ended April 30, 2010, we had a net loss of $4,839,733 and negative cash flow from operations of $432,207. We also have an accumulated deficit of $61,394,340 at April 30, 2010. The Company is dependent upon its ability to generate revenue from the sale of its products and services and the discretion of the note holder to release cash to cover operations (See Note 2).

NOTE 2 – RESTRICTED CASH

Under terms of the Company’s secured convertible debenture dated February 21, 2008, we maintained a $1,000,000 interest-bearing deposit in a restricted bank account until such time as advances under an accounts receivable factoring agreement were repaid in full and the agreement and related liens were terminated. As of October 31, 2008, the Company had $1,017,007 in the restricted cash account, which was released to the Company in December 2008 after the factoring agreement was terminated and settled in full in October 2008 and the debenture holders perfected their security in December 2008.

On March 16, 2009, the Company and the holder of the secured convertible debenture (“The Noteholder”) entered into a Cash Control Framework Agreement, pursuant to which it is assumed that, subject to the Company being fully compliant with the terms of this agreement and those set out in the Transaction Documents entered into between the Company and the Noteholder on February 21, 2008, no adverse actions will be taken by the Noteholder. The agreement provides, among other things, for the placement of approximately $2.15 million into a segregated cash account. Under the terms of the agreement, we may request the release of funds from the account from time to time for working capital purposes, subject to the Noteholder’s consent and agreed upon terms and conditions. Under the terms of the agreement, we must also adhere to a strict cost cutting program which involves reducing our SG&A, R&D and capital expenditure by an annualized $3.35 million. This agreement was extended for a further period of one year, expiring on March 16, 2011. We have also received a waiver letter from the Noteholder dated January 18, 2010, under which it has waived its right to demand repayment of the loan as a result of the failure to observe certain specified loan covenants. The waiver will expire on the first anniversary of the waiver letter. We believe that the terms of this agreement may provide us with sufficient liquidity to operate for fiscal 2011. We have been formally advised by the Noteholder’s agent that the waiver will be extended through June 30, 2011 on the same terms and conditions.

At April 30, 2010 we have received net advances from this facility of $1,598,520.

NOTE 3 - CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the balance sheet as Unbilled Receivables of $2,465,067 and $690,344 as of April 30, 2010 and October 31, 2009 respectively.

Billings in excess of cost and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the balance sheet. These amounts are stated on the balance sheet as Deferred Revenue of $944,908 and $111,463 as of April 30, 2010 and October 31, 2009 respectively.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue received as part of sales of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales, with these amounts amortized over 12 months from the date of sale. These amounts are stated on the balance sheet as Deferred Revenue of $223,511 and $287,018 as of April 30, 2010 and October 31, 2009 respectively.

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of April 30, 2010:
		Quoted Prices in Active Markets For Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash	$551,480	$551,480	$-	$-
Short term Investment	$38,250	$38,250	$-	$-
Total	$589,730	$589,730	$-	-
Liabilities:
Warrant liability	5,987,320	-	5,987,320	-
Loans and Notes Payable	$13,733,065	$-	$13,733,065	$-
Totals	$19,720,385	$-	$19,720,385	$-

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

The fair value of the restricted cash and short term investments of $551,480 and $38,250 respectively, at April 30, 2010 was grouped as Level 1 valuation as the market price was readily available, compared to a fair value of $51,000 and $994,081for short term investments and restricted cash respectively at October 31, 2009.

Loans and notes payable are recorded at their face amounts which approximates fair value. Warrant liability is recorded at fair value as is determined by observable market price and based on the Black-Scholes model.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the year ended October 31, 2007, the Company received marketable securities in settlement of $533,147 loan and $316,853 of accounts receivable. As of October 31, 2008, the Company had an investment of $153,000 that was considered available-for-sale for financial reporting purposes which included an unrealized loss of $697,000 included in the determination of comprehensive loss. As of April 30, 2009, this investment had a value of $68,000, with an unrealized loss of $782,000. This unrealized loss had, until now been included in the determination of comprehensive loss, but during the year ended October 31, 2009, we have determined that this investment in marketable securities is impaired because we believe that the fair market value of the investment has permanently declined. Accordingly, we have written off the $782,000 during the year ended October 31, 2009.  In April 2010, the company sold half of its investment for $49,750, resulting in a realized gain (on the written down value) of $15,750.  The remaining fair value of this investment is $38,250 as of April 30, 2010.

NOTE 5 - OTHER CURRENT ASSETS

Other current assets on the balance sheet total $202,240 and $285,691 at April 30,2010  and October 31, 2009 respectively. These totals comprise the following:

	2010	2009
Deposits	$99,836	$96,277
Value added tax (VAT)	17,526	113,636
Other receivable	84,878	75,778

Total	$202,240	$285,691

NOTE 6 - FIXED ASSETS

Property and equipment at April 30, 2010 and October 31, 2009 is summarized as follows:
	2010	2009
Machinery and equipment	$856,210	$1,001,385
Accumulated depreciation	(695,044)	(733,420)

Net property and equipment assets	$161,166	$267,964

Depreciation expense recorded in the statement of operations for the period ended April 30, 2010 and year ended October 31, 2009 is $77,507 and $238,632, respectively.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL

The Company accounts for intangible assets and goodwill in accordance with ASC 350. Goodwill and Other Intangible Assets, are evaluated on  an annual basis, and when there is reason to believe that their values have been diminished or impaired write-downs will be included in results from operations.

The identifiable intangible assets acquired and their carrying value at April 30, 2010 and October 31, 2009 is:

	2010	2009
Customer relationships (weighted average life of 10 years)	$784,243	$784,243
Non-compete agreements (weighted average life of 3 years)	278,651	278,651
Patents (weighted average life of 10 years)	73,805	67,837
Licenses (weighted average life of 2 years)	100,000	100,000

Total amortized identifiable intangible assets - gross carrying value	1,236,699	1,230,731
Less accumulated amortization	(610,879)	(533,462)

Net	625,820	697,269

Residual value	$625,820	$697,269

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Estimated annual amortization expense as of April 30, 2010 is as follows:

2011	$65,838
2012	131,676
2013	76,835
2014	75,183
2015 and thereafter	276,288
Total	$625,820

Amortization of patents, customer relationships, non-compete agreements and licenses included as a charge to income amounted to $ 77,417  and $231,321  for the period ended April 30, 2010 and year ended October 31, 2009, respectively. Goodwill is not being amortized.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - CAPITAL STOCK

During the period ended April 30, 2010, we issued 75,000 shares of our common stock, proportionately to three (3) employees as part of their bonus plans.

In April 2010, we undertook to issue 100,000 of common stock as part of directors’ compensation. These shares will only be issued if the director serves one year on the Board.

During the year ended October 31, 2009 we issued 146,580 shares of common stock, valued at $30,310, to employees, directors and consultants for services, of which $11,790 was subscribed for during the year ended October 31, 2008, leaving a charge for compensation in the period  ended October 31, 2009 of $18,520.

Other Equity Transactions

During the period ended January 31, 2010, we did not issue any common share purchase options. However, options issued in earlier periods vested resulting in a charge of $18,856 for the six months ended April 30, 2010.

During the year ended October 31, 2009, we issued 50,000 common share purchase options in relation to the Tactical acquisition. However, options issued in earlier periods vested, resulting in a charge of $295,853 in this period. There were also 210,000 options cancelled connected with staff departures, of which 95,000 were exercisable.

In April 2010, we undertook to grant 50,000 options to purchase our common stock as part of directors’ compensation. 25,000  of these vests on June 1, 2010 and the remainder after one year.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 9 - WARRANTS AND STOCK OPTIONS

Transactions involving stock options and warrants issued are summarized as follows:

Warrants	Six months ended April 30, 2010		Year ended October 31, 2009
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	32,583,418	$1.42	32,583,418	$1.42
Granted during the period	-	-	-	-
Terminated during the period	-	-	-	-

Outstanding at the end of the period	32,583,418	$1.42	32,583,418	$1.42

Exercisable at the end of the period	32,583,418	$1.42	32,583,418	$1.42

 The number and weighted average exercise prices of warrants outstanding as of April 30, 2010 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Exercisable
0.50	750,000	1.00	750,000
0.58	400,000	0.92	400,000
1.00	2,750,000	1.86	2,750,000
1.30	14,341,709	1.68	14,341,709
1.50	-	-	-
1.70	14,341,709	1.68	14,341,709
1.80	-	-	-
Totals	32,583,418	1.73	32,583,418

Stock Options	Six months ended April 30, 2010		Year ended October 31, 2009
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	5,595,900	$1.18	5,755,900	$1.18
Granted during the period	-	-	50,000	1.30
Terminated during the period	(2,095,000)	1.29	(210,000)	1.32

Outstanding at the end of the period	3,500,900	$1.13	5,595,900	$1.18

Exercisable at the end of the period	3,246,299	$1.12	5,214,149	$1.17

The number and weighted average exercise prices of stock purchase options outstanding as of April 30, 2010 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Exercisable
0.50	-	-	-
0.58	-	-	-
1.00	2,400,900	0.35	2,400,900
1.30	700,000	3.30	445,400
1.50	140,000	1.97	140,000
1.70	260,000	2.17	260,000
1.80	-	-	-
Totals	3,500,900	1.14	3,246,299

NOTE 10 – DERIVATIVE LIABILITY

In June 2008, the FASB issued new accounting guidance (FASB ASC 815-40)  which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective November 1, 2009, the value of our warrants will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on November 1, 2009 includes an increase in our derivative liability related to the fair value of the conversion feature of $2,353,893. Fair value at November 1, 2009 was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.06%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 302.22%; (4) an average expected life of the warrants of 2.22 years and (5) estimated fair value of common stock of $0.08 per share.

At April 30, 2010 we recalculated the fair value of the conversion feature subject to derivative accounting and have determined that the fair value at April 30, 2010 is $5,987,320. The fair value of the conversion features was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.74%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 303.75%; (4) an average expected life of the conversion feature of 1.97 years and (5) estimated fair value of common stock of $0.21 per share.

We have recorded a charge of $3,633,426 during the six months ended April 30, 2010 related to the change in fair value during the quarter.

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

Components of deferred tax assets as o April 30, 2010 and October 31, 2009 are as follows:

Non-Current	2010	2009

Net Operating Loss Carry Forward	$18,106,000	$17,736,000
Valuation Allowance	(18,106,000)	(17,736,000)

Net Deferred Tax Asset	$-	$-

NOTE 12 - CONTINGENCIES AND COMMITMENTS

Litigation

We are currently engaged in three lawsuits.

The first one involves the former Chief Executive Officer of our subsidiary, Coda Octopus Colmek, Inc. (Scott DeBo v Miller & Hilton, Inc. d/b/a Colmek Systems Engineering and Coda Octopus Group, Inc. (File No. 080923661)).  Mr DeBo claims breach of his employment contract, tortuous interference with his contract, termination in violation of public policy and failure to pay wages when due. He filed a complaint and an amended complaint on November 10, 2008 and December 10, 2008, respectively. We answered the amended complaint denying Mr. DeBo’s allegations, raising affirmative defenses on December 22, 2008 and intend to defend ourselves vigorously.  The Parties have now completed the discovery process and we expect the hearing to be scheduled. We filed a motion on June 8, 2011 for Partial Summary Judgment.

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

On April 28, 2010 we instituted legal action in the Supreme Court of the State of New York against our ex- Chief Executive Officer, ex-Chief Financial Officer and two other ex-officers of the Company for, among other things, breach of contract.  The defendants’ answer is due by June 15, 2010.

Operating Leases

We occupy our various office and warehouse facilities pursuant to both term and month-to-month leases. Our term leases expire at various times through September 2015. Future minimum lease obligations are approximately $1,132,298, with the minimum future rentals due under these leases as of April 30, 2010 as follows:

2011	$218,517
2012	363,259
2013	219,027
2014	176,568
2015 and thereafter	154,927
Total	$1,132,298

Concentrations

We had no concentrations of purchases of over 5% during the period ended April 30, 2010. We had sales concentrations of over 5% during the period ended April 30, 2010 due to sales to a total of four separate customers for $ 2,178,952.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 - NOTES AND LOANS PAYABLE

A summary of notes payable at April 30, 2010  and October 31, 2009 is as follows:

	April 30, 2010	October 31, 2009
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
	$13,835,072	$13,067,929

The Company, through its UK subsidiary Coda Octopus Products Ltd has a 7 year unsecured loan note for £100,000; interest rate of 12% annually; repayable at borrower’s instigation or convertible into common stock when the share price reaches $3.	152,993	165,594

Total	$13,733,065	$13,233,523

In connection with the secured convertible debenture noted above and the Cash Control Framework Agreement (see below), we carry $1,150,106 deferred financing costs as an asset on the consolidated balance sheet to April 30, 2010, which represents $1,694,893 in financing closing costs we incurred, net of $ 544,787 in amortization expense at April 30, 2010 and $423,723 in amortization expense at October 31, 2009. We amortize deferred financing costs over the life of the financing facility using the straight line method.

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

Subsequent to the year ended October 31, 2009, the Cash Control Framework Agreement was extended to March 16, 2011. We have been formally advised by the Noteholder’s agent that the waiver will be extended through June 30, 2011 on the same terms and conditions.

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

The following table summarizes segment asset and operating balances by reportable segment.
	Six months ended
	April 30,2010	April 30, 2009
Net Sales to External Customers:
Contracting	$3,026,557	$4,899,495
Products	3,755,238	2,607,058

Total Sales to External Customers	$6,781,795	$7,506,553

Depreciation and Amortization:
Contracting	$120,288	$151,837
Products	11,053	31,006
Corporate	144,647	109,109
Total Depreciation and Amortization	$275,988	$291,953

General and Administrative Expense:
Contracting	$1,439,262	$1,569,180
Products	1,159,809	986,180
Corporate	885,293	2,733,819
Total General and Administrative Expense	$3,484,364	$5,289,179

Capital Expenditures:
Contracting	$-	$9,250
Products	-	10,237
Corporate	7,690	33,327
Total Capital Expenditures	$7,690	$52,814

Operating Income (Losses):
Contracting	$(1,216,105)	$1,191,605
Products	1,737,780	1,029,483
Corporate	(885,293)	(4,081,808)
Total Segment Operating Losses	$(363,618)	$(1,860,720)

	For the period ended
	April 30, 2010	October 31, 2009
Segment Assets:
Contracting	$7,370,611	$7,235,301
Products	2,874,785	2,867,693
Corporate	2,358,837	3,034,386
Total Segment Assets	$12,604,233	$13,137,380

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

Information concerning principal geographic areas is presented below according to the area where the activity is taking place for the period ended April 30, 2010 and the year ended October 31, 2009:

	Six months ended
	April 30, 2010	April 30, 2009
NET SALES TO EXTERNAL CUSTOMERS:
United States	$3,325,751	$3,382,695
Europe	3,456,044	4,123,858
TOTAL NET SALES TO EXTERNAL CUSTOMERS	$6,781,795	$7,506,553

	For the period ended
	April 30, 2010	October 31, 2009
ASSETS:
United States	$8,372,318	$7,919,830
Europe	4,231,915	5,217,550
TOTAL ASSETS	$12,604,233	$13,137,380

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15 – SUBSEQUENT EVENTS

As part of our continued restructuring program, we have filled three vacancies on our Board of Director and have entered into service agreements with each of these directors. The Company has agreed to pay each of the new directors $1,875 per board meeting plus expense reimbursement. With immediate effect, each will be granted options to purchase 50,000 shares of Company common stock at $1.05 per share annually or such other price as the Board or Compensation Committee shall deem fit. In addition, each will be granted 100,000 shares of common stock upon the completion of the first year of his board membership. One of the new directors will also be granted 50,000 options for acting as Chairman of the Company’s Audit Committee and paid an additional fee of $10,000 per annum.

The Company has also entered into a new service agreement with Taktos Limited for the services of Geoff Turner, our Chief Executive Officer on June 1, 2010.

In addition, on June 1, 2010, we entered into an employment agreement with Judith Wallace our Chief Financial Officer. She will be paid an annual base salary of $200,000. In addition, she will be paid a monthly car allowance of $850.

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

General Overview

Coda Octopus develops, manufactures, sells and services real-time 3D sonar and other products, as well as engineering design and manufacturing services on a worldwide basis. Headquartered in Jersey City, New Jersey, with research and development, sales and manufacturing facilities located in the United Kingdom, United States and Norway, the Company is engaged in software development, defense contracting and engineering services through subsidiaries located in the United States and the United Kingdom.

Founded in 1994, Coda operated for ten years as a private company based in the UK. By the late 1990s, the Company had developed a strong reputation as a developer and marketer of high quality software-based products used for underwater mapping, geophysical survey and other related marine applications.

Shortly after September 11, 2001, management was introduced to, and in December 2002 completed the acquisition of OmniTech AS, a Norwegian Company that had developed and patented a prototype system called the Echoscope® . The Echoscope® permits accurate three-dimensional visualization, measurement, data recording and mapping of underwater objects – in effect, the ability to “see” an object underwater in real time.

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

Since moving to the USA, the Company has accomplished a series of objectives:

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

These will enable users to “see” objects that are smaller than a baseball from a distance of more than 100 meters, and to do so in all kinds of ocean or water conditions at virtually any depth. In addition, the Company through its Colmek subsidiary, has more than 20 years of successful experience as contractor with the Department of Defense, and as a subcontractor with various large prime contractors including defense contractors.

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

The Company believes that the largest potential markets for real-time 3D sonar is with government authorities both in the US and throughout the world. In the US, the Company has deployed systems with Jacksonville Sheriff, FL, and in Contra Costa County, CA, with further immediate interest in at least six additional locations. Overseas the Company has deployed systems in Korea, Japan, the United Kingdom and the Middle East, and has significant opportunities in Germany, Singapore, Malaysia and the Netherlands. Our main challenges are the long lead times in purchasing cycles, the current economic environment, and the initial adoption of new technology, which can take several years to effect.

The consolidated financial statements include the accounts of Coda Octopus and our domestic and foreign subsidiaries that are more than 50% owned and controlled, which includes Dragon Design Limited (now fully integrated into Coda Octopus Martech Limited., which was fully acquired on December 15th 2008 and is based in Weymouth, Dorset, United Kingdom.

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

☐
Marine geophysical survey (commercial), which focuses on oil and gas, and oceanographic research and exploration, where we market to survey companies, research institutions and salvage companies. This was our original focus, with current products spanning geophysical data collection and analysis, through to printers to output geophysical data collected by sonar.

☐
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

☐
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

☐
Dredging, where our products are used for pre-dredge survey and in a real-time mode where they monitor the quality and precision of the dredge. The advantage we give is in improving the dredge quality and drastically reducing the time involved – for example, if a re-dredge is required, this can be done immediately from the information our products provide, instead of days or weeks later, when a new vessel may even have to be used, incurring much greater cost.

☐	Other applications, such as shallow water hydrography underwater logging, debris survey and treasure hunting.

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

☐	Early recognition of the need for 3D real-time sonar in defense/security applications.

☐	Expansion into new geographies like North America and Western Europe.

☐	Expansion into new commercial markets like commercial marine survey with innovative products.

☐	Recent sole source classification for one of our products and its derivatives by certain government procurement agencies.

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

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 1, "Summary of Significant Accounting Policies" of our Annual Consolidated Financial Statements on Form 10-K.

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

Results of Operations

Recent Developments

Cash Framework Agreement

On March 16, 2009 the Company entered into a “Cash Control Framework Agreement” with the Royal Bank of Scotland (the debenture holder) pursuant to which it is assumed that, subject to the Company being compliant with the terms of the transaction documents entered into on February 21, 2008, no adverse actions will be taken by the debt holder. This Agreement has been extended until March 16, 2011 and it creates debtor book financing package to allow the Company to obtain up to $2.15M in working capital in exchange for receivables or project financing. As part of the terms of that agreement, the Company committed to a cost reduction program (including management pay cuts) to reduce significantly our SG&A, R&D and Capital Expenditure costs.

In addition, on January 18, 2010, the debenture holder waived for one year the right to demand repayment of the loan as a result of our failure to observe certain specified loan covenants. The waiver will expire on the first anniversary of the waiver letter. We have been formally advised by the Noteholder’s agent that the waiver will be extended through June 30, 2011 on the same terms and conditions.

Cost Cutting Program

In February 2009, we embarked on a cost reduction program. This resulted in annualized savings of at least $3.35 million for theyear ended October 31, 2009. Actual savings for the year ended October 31, 2009 amounted to $2.1 million against budget. These cost savings against budget were achieved in the following areas:

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

The Group’s management now consists of a Group CEO (with overall responsibility for Group performance), Chief Financial Officer, CTO (who also manages the Group’s R&D), and the CEOs of the various Group Companies.

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

On or around September 2009, we also reorganized our executive and management structure by eliminating the Senior Vice President (SVP) tier which comprised eight SVPs and replacing the Group CEO who had been the founder and Group CEO since inception. Our management structure now consists of a Group CEO (with overall responsibility for Group performance), Chief Financial Officer, CTO (who also manages the Group’s R&D), and the CEOs of the various Group Companies.

Since the beginning of the current financial year, a number of vacancies on the Board of Directors have been filled and the Board now consists of two executive directors and three non-executive directors.

Comparison of three months ended April 30, 2010, compared to three months ended April 30, 2009.

Revenue: Total revenues for the quarter ended April 30, 2010 (the “2010 Period”) and the quarter ended April 30, 2009 (the “2009 Period”) were $3,713,585 and $4,307,447 respectively, representing a decrease of 13.8%. Contributing factors to this lack of growth were adverse exchange rate movements combined with the global economic downturn which still affected the business in this quarter.

Gross Margins: Margins were slightly weaker in the 2010 Period at 61.7% (gross profit of $2,290,701) compared to 63.4% ($2,731,659 in the 2009 Period, reflecting a slightly different mix of sales in our businesses (products versus project work) combined with lower revenues.

Research and Development (R&D). R&D spending decreased very marginally from $456,477 in the 2009 Period to $455,173 in the 2010 Period In line with our cost cutting plan . This level of spending still allows us to devote considerable R&D resources to introduce product variants of our core technology to the market over the next months.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the 2010 Period decreased to $1,848,938 from $2,386,460 in 2009, a reduction of 22.5% which reflects activity under the cost reduction plan that was executed during the fiscal year ended October 31, 2009 and in quarter one of 2010.

Across the Group, key areas of 2010 Period expenditure include wages and salaries, where we spent $1,211,940 or 66.1% during the 2010 Period against $1,775,417 or 62.4% of our SG&A cost during the 2009 Period; legal and professional fees, including accounting, audit and investment banking services, where we spent $175,706 or 9.6% in 2010 against $371,777 or 13.1% of our SG&A costs in 2009; travel costs increased to $121,334 or 6.6% in 2010 from $54,368 or 1.9% of SG&A in the 2009 Period, rent for our various locations increased in 2010 to $156,260 or 8.5% against $153,523 or 5.4% of SG&A in 2009; marketing reduced in the 2010 Period to $130,834 or 7.1% of SG&A against $186,647 or 6.6% of SG&A in 2009, as we reduced the number of consultants engaged in the Business.

Operating Income/Loss. We had an operating loss of $13,410 in the 2010 Period against an operating loss of $111,278 in the 2009 Period.

Derivative Liability

In June 2008, the FASB issued new accounting guidance (FASB ASC 815-40) which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, the value of our warrants will need to be recorded as a derivative liability

Fair value at November 1 2009 was determined using the Black-Scholes method based and produced an estimated fair value of common stock of $0.08 per share. At April 30, 2010 we recalculated the fair value of the conversion feature subject to derivative accounting and have determined that the fair value at April 30, 2010 is $5,987,320. Accordingly, we have recorded a charge of $5,188,334 during the three months ended April 30, 2010 related to the change in fair value during the quarter.
.
Interest Expense . Interest expense increased in the 2010 Period to $454,802 from the 2009 Period interest costs which were $426,814. In both periods we have included amortization of the 30% redemption premium for our convertible note, at a cost of $128,571. We have accrued interests on the convertible note of $450,150.

Dividends and Other Stock Charges. In the 2010 Period, no dividends were due to be paid on the Series A Preferred stock, versus $439 in 2009, This was due to the fact that we had no surplus or net profits from which to declare and pay such dividends.

Segment Analysis

This section should be read in conjunction with Note 14 to the Condensed Consolidated Financial Statements.

Examining HQ SG&A, which is where we have concentrated our cost cutting exercise, we find that overall HQ SG&A (defined as Group Headquarters, and the UK and US Holding Companies) was reduced from $1,906,411 in the 2009 Period to $358,110 in the 2010 Period. Components of this reduction are Rent and Utilities reduced from $54,016 to $27,202, Office Expenses reduced from $56,106 in 2009 to $16,882 in Q2 2010, Payroll reduced from $437,976 to $ 63,294, Insurances decreased from $78,226 to $3,668, Professional Services reduced from $356,696 to $176,420, Forex reduced from $971 to $92, Marketing reduced from $107,425 to $11,390, and Travel from $32,218 to $63,821. Moving forward we are planning to increase the HQ SG&A, in line with increasing revenues, in a couple of key areas where we may need to add additional staff. We have begun this process and have added a Chief Financial Officer and with expected increasing revenues anticipate additional financial staff to address material weakness identified.

We operate in two business segments, Contracting Sales, and Product Sales. Our contracting business consists of Coda Octopus Colmek, Coda Octopus Martech (including the acquired Dragon Design) and Coda Octopus Tactical Intelligence. Our Products business consists of Coda Octopus Products Limited and Coda Octopus Products Inc.

Revenues from Contracting in during the quarter ended April 30, 2010 were $1,577,392 or 42% of the Group revenues versus $2,592,596 in the quarter ended April 30, 2009, whereas revenues from Products were $2,136,193 and were 58% of the Group revenues, versus $1,714,841 in 2009.

SG&A costs incurred in our contracting businesses were $573,605 in the quarter ended April 30, 2010 versus $674,726 in the quarter ended April 30, 2009. SG&A costs in our Products business in the quarter ended April 30, 2010 were $739,134 versus $481,781 in the quarter ended April 30, 2009.

Operating loss in our contracting business was $442,641 in the quarter ended April 30, 2010 versus an operating profit of $814,819 in the quarter ended April 30, 2009. In the quarter ended April 30, 2010 we made an operating profit of $891,474 in our Products business versus an operating profit of $1,190,222 in the quarter ended April 30, 2009.

Comparison of six month period ended April 30, 2010, compared to six month period ended April 30, 2009.

Revenue: Total revenues for the six month period ended April 30, 2010 (the “2010 Period”) and the quarter ended April 30, 2009 (the “2009 Period”) were $6,781,795 and $7,506,553 respectively, representing a decrease of 9.6%. Contributing factors to this lack of growth were adverse exchange rate movements combined with the global economic downturn and particularly in the oil and gas industry at the start of the year, which still affected the business in this period.

Gross Margins: Margins for the 2010 Period were 59.8% (gross profit of $4,052,932) compared to 59.8% ($4,488,618 in the 2009 Period, reflecting a slightly different mix of sales in our businesses (products versus project work) combined with lower revenues.

Research and Development (R&D). R&D spending decreased from $1,060,158 in the 2009 Period to $932,186 in the 2010 Period in line with our cost cutting plan. This level of spending still allows us to devote considerable R&D resources to introduce product variants of our core technology to the market over the next months.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the 2010 Period decreased to $3,484,364 from $5,289,179 in 2009, a reduction of 34.1% which reflects activity under the cost reduction plan that was executed during the fiscal year ended October 31, 2009 and in quarter one of 2010.

Across the Group, key areas of 2010 Period expenditure include wages and salaries, where we spent $2,446,107 or 55.6% during the 2010 Period against $3,675,378 or 50.0% of our SG&A cost during the 2009 Period; legal and professional fees, including accounting, audit and investment banking services, where we spent $322,741 or 7.3% in 2010 against $643,964 or 8.8% of our SG&A costs in 2009; travel costs increased to $220,476 or 5.0%in 2010 from $182,119 or 2.5% of SG&A in the 2009 Period; rent for our various locations decreased in 2010 to $297,924 or 6.8% against $308,662 or 4.2% of SG&A in 2009; marketing reduced in the 2010 Period to $163,918 or 3.7% of SG&A against $460,779 or 6.3% of SG&A in 2009.,

Operating Loss. We made a loss from operations of $363,618 in the 2010 Period against an operating loss of $1,860,719 in the 2009 Period. This reduction in operating loss is due to the significant cost reductions at the HQ level.

Derivative Liability

Fair value at November 1, 2009 was determined using the Black-Scholes method based and produced an estimated fair value of common stock of $0.08 per share. At April 30, 2010 we recalculated the fair value of the conversion feature subject to derivative accounting and have determined that the fair value at April 30, 2010 is $5,987,320. Accordingly, we have recorded a charge of $3,633,426 during the six months ended April 30, 2010 related to the change in fair value during the quarter.

Interest Expense . Interest expense increased in the 2010 Period to $896,384 from the 2009 Period interest costs which were $824,238. In both periods we have included amortization of the 30% redemption premium for our convertible note, at a cost of $128,571. We have accrued interests on the convertible note of $450,150.

Dividends and Other Stock Charges. In the 2010 Period, no dividends were due to be paid on the Series A Preferred stock, versus $31,588 in 2009. This was due to the fact that we had no surplus or net profits in 2010 from which to declare and pay such dividends.

Segment Analysis

This section should be read in conjunction with Note 14 to the Condensed Consolidated Financial Statements.

Examining HQ SG&A, which is where we have concentrated our cost cutting exercise, we find that overall HQ SG&A (defined as Group Headquarters, and the UK and US Holding Companies) has reduced from $3,147,503 in the 2009 period to $701,538 in the same period of 2010. Components of this reduction are Rent and Utilities where we have reduced from $115,320 to $52,296, Office Expenses reduced from $116,193 in 2009 to $33,523 in 2010, Payroll reduced from $953,973 to $146,867, Insurances from $122,696 to $64,525, Professional Services reduced from $662,598 to $310,867, Forex reduced from $37,711 to $447, Marketing reduced from $280,040 to 2,962, whilst Travel increased from $76,195 to $94,324. Moving forward we are increasing the HQ SG&A in line with increasing revenues, in a couple of key areas where we need to add additional staff.

We operate in two business segments, Contracting Sales, and Product Sales. Our contracting business consists of Coda Octopus Colmek, Coda Octopus Martech (including the acquired Dragon Design) and Coda Octopus Tactical Intelligence. Our Products business consists of Coda Octopus Products Limited and Coda Octopus Products Inc.

Revenues from Contracting during the period ended April 30, 2010 were $3,026,557 or 45% of the Group revenues versus $4,899,495 in the period ended April 30, 2009, whereas revenues from Products were $3,755,238 and were 55% of the Group revenues, versus $2,607,058 in 2009.

SG&A costs incurred in our contracting businesses were $1,439,262 in the period ended April 30, 2010 versus $1,569,180 in the period ended April 30, 2009. SG&A costs in our Products business in the period ended April 30, 2010 were $1,159,809 versus $986,180 in the period ended April 30, 2009.

Operating loss in our contracting business was $1,216,105 in the period ended April 30, 2010 versus an operating profit of $1,191,605 in the period ended April 30, 2009. In the period ended April 30, 2010 we made an operating profit of $1,737,780 in our Products business versus an operating profit of $1,029,483 in the period ended April 30, 2009.

Liquidity and Capital Resources

For the period ended April 30, 2010, the Company has an accumulated deficit of $61,394,340, negative working capital of $7,021,144, a capital deficit of $15,292,578 and generated a negative cash flow from operations of $432,207 in 2010 Period against a deficit of $1,307,726 in the 2009 Period. The Company is dependent upon its ability to generate revenue from the sale of its products and services and the discretion of the note holder to release cash to cover operations. Management believes that based upon its commitment to maintain SG&A at around the $8.5 million level until the business is profitable and based upon our reorganization of our business, prospects have been enhanced and this is evidenced by our being in receipt of approximately $11.8 million dollars of additional contracts and purchase orders received in this financial year and up to the date of this filing; based upon the Company’s cash flow projections for it business operations through January 2011; collectability of its receivables in the ordinary course of business; based on the Noteholder’s 12 month extension of the cash control framework agreement as discussed in Note 13 and the Noteholder’s agreement to waive its right to demand repayment of the loan until March 16, 2011, the Company will be able to continue its operations through October 31, 2010. We have been formally advised by the Noteholder’s agent that the waiver will be extended through June 30, 2011 on the same terms and conditions. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and generating sufficient cash flows from operations to meet future obligations.

Financing Activities

For the most part, we have financed our operations through the issuance of shares of our common stock and preferred stock and warrants.

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

In August 2008, we notified the Noteholder that we believed that we would be unable to use the $6,000,000 in the manner agreed to under the terms of the Notes. In response, the Noteholder orally consented to the use of an additional $2,000,000 of the $6,000,000 for general working capital purposes. It should be noted that the transaction documents provides that all amendment shall be in writing signed by the parties and this was not obtained by the Company and therefore not valid.

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

On January 18, 2010, the Noteholder notified us in writing that it had waived its right to demand repayment of the loan as a result of our failure to observe certain specified loan covenants. The waiver will expire on the first anniversary of the waiver letter. We have been advised by the noteholder agent, that the waiver will be extended until June 30, 2011 on the same terms and conditions.

Our ability to survive current financial difficulties resulting from our cash flow deficit is dependent on our capacity to generate revenues from the sale of our products and services. In addition, we are highly dependent on the discretion of the Noteholder to release cash to us to cover our operating expenses.

Nevertheless, as a result of the cost cutting program discussed above and by further adjusting our operations if and to the extent needed, we believe that we will have sufficient capital resources to meet projected cash flow deficits. However, if during fiscal 2010 we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition. In order to fund our operations during the current fiscal year, we estimate that we need to generate additional cash beyond that which is available to us Cash Control Framework Agreement to be able to continue our operations at their current levels. However, there can be no assurance that we will be successful in generating sufficient revenues from operations.

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

We have also entered into preliminary discussions with the holder of the convertible note to prevent it from taking actions adverse to us and to have the debt be reclassified on our books from a short term obligation to a long term obligation. These discussions have been successful and on January 18, 2010 the note holder notified us in writing that it had waived its right to demand repayment of the loan as a result of the failure to observe certain specified loan covenants. The waiver will expire on the first anniversary of the waiver letter. We can give no assurance that we will be successful in any of these efforts. If we are unable to raise additional capital in the near future, the Company may have to curtail its business operations significantly.

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

Inflation and Foreign Currency

The Company maintains its books in local currency: US Dollars, Pounds Sterling and Norwegian Kroner for its United States, United Kingdom and Norwegian operations, respectively.

The Company’s operations are conducted in the United States, and through its wholly-owned subsidiaries, in the United Kingdom. As a result, fluctuations in currency exchange rates do significantly affect the Company's sales, profitability and financial position when the foreign currencies of its international operations are translated into U.S. dollars for financial reporting. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. The Company cannot predict the extent to which currency fluctuations mayor will affect the Company's business and financial position, and there is a risk that such fluctuations will have an adverse impact on the Company's sales, profits and financial position. Also because differing portions of our revenues and costs are denominated in foreign currency, movements can impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens without correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure.

 The translation of the Company’s UK operations’ pound Sterling denominated balance sheets into US dollars has been affected by the weakening of the average value of the US dollar against the British pound sterling in the relevant time periods from $1.47 in 2009, to $1.58 in 2010, an approximate 7.5% depreciation in value. These are the values that have been used in the calculations below.

The translation of the Company’s Norwegian operation’s Kroner denominated balance sheets into US dollars, as of October 31, 2009, has also been affected by the currency fluctuations of the US dollar against the Kroner from and average rate of $0.146 during 2009, to $0.172 during 2010, an approximate 17% change in value. These are the values that have been used in the calculations below.

The impact of these currency fluctuations on the 2010 Period is shown below:

	Pound Sterling		Norwegian Kroner
	Actual Results	Constant Rates	Actual Results		Constant Rates		Total Effect

Revenues	$3,456,044	$3,198,514	$		$		$(257,530)
Costs	3,619,622	3,349,903		318,294		269,490	(318,524)
Net Income/(Losses)	(163,578)	(151,389)		(318,294)		(269,490)	60,994
Assets	17,121,788	16,727,146		737,173		663,171	(468,644)
Liabilities	13,999,717	12,549,821		796,755		714,238	(1,532,413)
Net Assets	3,122,071	4,177,326		(59,582)		(51,067)	1,063,769

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, increased profits for the year by $60,994 and increased net assets by $1,063,769. In addition, the Company booked transactional exchange rate gains of $50,454 during 2010. All of these amounts are material to our overall financial results.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of April 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report. During the period ended April 30, 2010 Management commissioned an independent evaluation designed to provide recommendations to address control and procedure issues identified in the prior report and the current evaluation. Management has commenced the process of implementing these recommendations designed to remediate the material weakness previously identified. As part of these actions, the Company appointed a Chief Financial Officer. This appointment is expected to improve approval procedures, enhance segregation of duties and the quality of financial reporting.

The Company continues to investigate ways to improve its disclosure controls and procedures.

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

 We are currently engaged in three lawsuits.

The first one involves the former Chief Executive Officer of our subsidiary, Coda Octopus Colmek, Inc. (Scott DeBo v Miller & Hilton, Inc. d/b/a Colmek Systems Engineering and Coda Octopus Group, Inc. File No. 080923661). Mr DeBo claims breach of his employment contract, tortuous interference with his contract, termination in violation of public policy and failure to pay wages when due. He filed a complaint and an amended complaint on November 10, 2008 and December 10, 2008, respectively. We answered the amended complaint denying Mr. DeBo’s allegations, raising affirmative defenses on December 22, 2008 and intend to defend ourselves vigorously. The Parties have now completed the discovery process and we expect the hearing to be scheduled for the second quarter of this financial year. We filed a motion on June 8, 2011 for Partial Summary Judgment.

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

On April 28, 2010 we instituted legal action in the Supreme Court of the State of New York against our ex- Chief Executive Officer, ex-Chief Financial Officer and two other ex-officers of the Company for, among other things, breach of contract. The defendants’ answer is due by June 15, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.28	Consultancy Agreement between the Company and Taktos Limited dated June 1, 2010

10.29	Employment Agreement between the Company and Judith Wallace dated June 1, 2010

10.30	Letter of Appointment issued by the Company in respect of Rear Admiral Christopher Parry dated June 1, 2010

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coda Octopus Group, Inc. (Registrant)

Date: June 14, 2010	/s/ Geoff Turner
Geoff Turner
Chief Executive Officer

Date: June 14, 2010	/s/Judith Wallace, CA, CPA, Msc, FCCA
Judith Wallace
Chief Financial Officer