Form 10-Q
period 2010-07-31
Coda Octopus Group, Inc.
filed 2010-09-20
CIK 1334325

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52815

CODA OCTOPUS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-200-8348
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

Newport Office Center 1, 111 Town Square Place, Jersey City, Suite 1201, New Jersey 07310	07310
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(201) 420 9100

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
Yes    ☐ No   ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of September 20, 2010 is 49,325,244

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JULY 31, 2010 (UNAUDITED) AND OCTOBER 31, 2009

	July 31,	October 31,
ASSETS	2010	2009

Current assets:
Cash and cash equivalents	$814,286	$275,885
Restricted cash, Note 2	613,792	994,081
Short-Term Investments, Note 4	12,750	51,000
Accounts receivable, net of allowance for doubtful accounts, Note 1	2,486,573	2,033,879
Inventory, Note 1	2,295,327	2,798,425
Unbilled receivables, Note 3	831,254	690,344
Other current assets, Note 5	182,715	285,691
Prepaid expenses	305,238	247,134
Total current assets	7,541,935	7,376,439

Property and equipment, net, Note 6	134,499	267,964
Deferred financing costs, net of accumulated amortization
of $605,319 in 2010 and $423,723 in 2009, Note 13	1,089,574	1,271,170
Goodwill and other intangible assets, net, Note 7	4,127,423	4,221,807

Total assets	$12,893,431	$13,137,380

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade	$2,584,382	$2,390,039
Accrued expenses and other current liabilities	5,103,318	4,626,164
Short tem loan payable, Note 14	1,170,000	—
Loans and notes payable, Note 13	13,934,686	—
Warrant liability, Note 10	4,152,026	—
Deferred revenues, Note 3	393,394	398,482
Deferred payment related to acquisitions	388,166	404,274

Total current liabilities	27,725,972	7,818,959

Loans and notes payable, long term, Note 13	—	13,233,523

Total liabilities	27,725,972	21,052,482

Contingencies and Commitments, Note 12

Stockholders' deficiency:
Preferred stock, $.001 par value; 5,000,000 shares authorized,
6,287 Series A issued and outstanding, as of
July 31, 2010 and October 31, 2009, respectively	6	6
Nil shares Series B issued and outstanding as of
July 31, 2010 and October 31, 2009, respectively	—	—
Common stock, $.001 par value; 150,000,000 shares
authorized, 49,325,244 and 49,000,244 shares issued and outstanding
as of July 31, 2010 and October 31, 2009, respectively	49,325	49,000
Common Stock subscribed	96,350	96,350
Additional paid-in capital	46,888,319	51,766,495
Accumulated other comprehensive loss	(758,206)	(696,617)
Accumulated deficit	(61,108,336)	(59,130,336)

Total stockholders' deficiency	(14,832,542)	(7,915,102)

Total liabilities and stockholders' deficit	$12,893,431	$13,137,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2010 AND 2009
(UNAUDITED)

	For the three months	For the three months	For the nine months	For the nine months
	ended July 31,	ended July 31,	ended July 31,	ended July 31,
	2010	2009	2010	2009

Net revenue	$2,468,415	$3,425,030	$9,250,210	$10,931,583

Cost of revenue	1,259,477	1,664,267	3,988,340	4,682,202

Gross profit	1,208,937	1,760,763	5,261,869	6,249,381

Research and development	430,745	256,929	1,362,931	1,317,087
Selling, general and administrative expenses	1,665,381	1,864,880	5,149,745	7,154,059

Operating income (loss)	(887,189)	(361,046)	(1,250,807)	(2,221,765)

Other income (expense)

Other income	(4,259)	21,839	33,686	53,026
Interest expense	(657,841)	(432,018)	(1,554,225)	(1,256,256)
Gain (loss) on change in fair value of derivative liability	1,835,295	—	(1,798,131)	—
Gain on sale of investment in marketable securities	—	—	15,750	—
Impairment of investment in marketable securities	—	—	—	(782,000)

Total other income (expense)	1,173,195	(410,179)	(3,302,920)	(1,985,230)

Income (loss) before income taxes	286,006	(771,225)	(4,553,727)	(4,206,995)

Provision for income taxes	—	—	—	—

Net income (loss)	286,006	(771,225)	(4,553,727)	(4,206,995)

Preferred Stock Dividends:
Series A	—	(15,794)	—	(47,382)
Series B	—	—	—	—
Beneficial Conversion Feature	—	—	—	—

Net income (loss) Applicable to Common Shares	$286,006	$(787,019)	$(4,553,727)	$(4,254,377)

Income (loss) per share, basic and diluted	0.01	(0.02)	(0.09)	(0.09)

Net loss per share, basic and diluted - See Note 1	(0.04)	—	—	—

Weighted average shares outstanding	49,325,244	49,000,244	49,029,133	48,967,260

Comprehensive loss:

Net income (loss)	$286,006	$(771,225)	$(4,553,727)	$(4,206,995)

Foreign currency translation adjustment	(146,975)	341,794	(58,589)	(66,337)
Unrealized gain (loss) on investment	—	(34,000)	12,750	(34,000)

Comprehensive loss	$(139,031)	$(463,431)	$(4,599,566)	$(4,307,332)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE NINE MONTHS ENDED JULY 31, 2010
(UNAUDITED)

								Additional	Accumulated
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Stock	Paid-in	Other	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Comprehensive loss	Deficit	Total

Balance, October 31, 2009	6,287	$6	—	$—	49,000,244	$49,000	$96,350	$51,766,495	$(696,617)	$(59,130,336)	$(7,915,102)

Shares issued for compensation					325,000	325	—	26,675			27,000

Fair value of options issued as compensation								24,771			24,771

Cumulative effect of warrant liability								(4,929,622)		2,575,729	(2,353,893)

Foreign currency translation adjustment									(58,589)		(58,589)

Unrealized gain (loss) on marketable securities									12,750		12,750

Realized gain reclassed on sale of marketable securities									(15,750)		(15,750)

Net loss										(4,553,727)	(4,553,727)

Balance, July 31, 2010	6,287	$6	—	$—	49,325,244	$49,325	$96,350	$46,888,319	$(758,206)	$(61,108,334)	$(14,832,542)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE NINE MONTHS ENDED JULY 31, 2010 AND 2009 (UNAUDITED)

	July 31,	July 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,553,727)	$(4,206,995)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	389,218	477,849
Stock based compensation	51,771	300,369
Change in fair value of warrant liability	1,798,131	—
Financing costs	710,705	1,150,714
Impairment of investment in marketable securities	—	782,000
Gain on sale of investment in marketable securities	(15,750)	—
Changes in operating assets and liabilities:
(Increase) decrease in current assets:
Short-Term Investments	38,250
Accounts receivable	(452,694)	916,998
Inventory	503,098	(816,599)
Prepaid expenses	(58,104)	(226,180)
Unbilled receivables and other current assets	(37,934)	(915,976)
Increase (decrease) in current liabilities:
Accounts payable	897,318	1,164,039
Due to related parties	—	(41,904)

Net cash used in operating activities	(729,718)	(1,415,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale/(Purchase) of property and equipment	23,661	(121,943)
Purchases of intangible assets	(18,171)	(8,715)
Cash subject to restriction	613,792	(377,840)
Acquisitions	—	(214,317)
Cash acquired from acquisitions	—	877

Net cash provided by (used in) investing activities	619,282	(721,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from/(repayment of) loans	700,000	(1,019,822)
Preferred stock dividend	—	(101,256)

Net cash provided by, (used in) financing activities	700,000	(1,121,078)

Effect of exchange rate changes on cash	(51,162)	(62,543)

Net increase (decrease) in cash	538,401	(3,321,244)

Cash and cash equivalents, beginning of period	275,885	3,896,149

Cash and cash equivalents, end of period	$814,286	$574,905

Cash paid for:
Interest	$1,554,225	$1,125,542
Income taxes	—	—

Non-Cash Investing and Financing Activities
During the nine months ended July 31, 2010, 325,000 shares of common stock were issued for services rendered	27,000	—

Supplemental Disclosures:

Acquisition of Dragon:
Current assets acquired	—	147,039
Cash acquired	—	877
Equipment acquired	—	51,336
Goodwill and other intangible assets	—	342,013
Liabilities assumed	—	(201,166)
Deferred payments	—	(250,782)

Cash Paid for Acquisition	—	89,317

Net cash invested	—	88,440

Acquisition of Tactical:
Current assets acquired	—	—
Cash acquired	—	—
Equipment acquired	—	5,000
Goodwill and other intangible assets	—	245,000
Liabilities assumed	—	—
Deferred note payable	—	(125,000)

Cash Paid for Acquisition	—	125,000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine month period ended July 31, 2010, are not necessarily indicative of the results that may be expected for the year ended October 31, 2010. The unaudited condensed financial statements should be read in conjunction with the consolidated October 31, 2009 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (SEC) on January 29, 2010.

Business and Basis of Presentation

Coda Octopus Group, Inc. ( ”we ”, “us”, “ our company ” or “Coda” ), a corporation formed under the laws of the State of Florida in 1992 (since re-domiciled to Delaware in 2004), is a developer of underwater technologies and equipment for imaging, mapping, defense and survey applications. We are based in New Jersey, with research and development, sales and manufacturing facilities located in Utah, United Kingdom and Norway.

The unaudited condensed consolidated financial statements include the accounts of Coda and our domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Accounts Receivable

We periodically review our trade receivables in determining our allowance for doubtful accounts. Allowance for doubtful accounts was $97,265 for the period ended July 31, 2010 and $255,789 for the year ended October 31, 2009.

Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method. Inventory is comprised of the following components at July 31, 2010 and October 31, 2009:

	2010	2009
Raw materials	$927,139	$1,384,043
Work in process	296,526	48,389
Finished goods	1,071,662	1,365,993
Total inventory	$2,295,327	$2,798,425

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

The following reconciliation of net income and share amounts used in the computation of loss per share for the three months ended July 31, 2010

Three Months Ended July 31, 2010
Net income used in computing basic net income per share	$286,006
Impact of assumed assumptions:
Gain on warrant liability marked to fair value	(1,835,295)
Net loss in computing diluted net loss per share:	$(2,121,301)

Per share basic and diluted net loss amounted to $0.09 for the period ended July 31, 2010.  Per share basic and diluted net loss amounted to $0.09 for the period ended July 31, 2009. For the periods ended July 31, 2010 and 2009, 50,999,796 and 50,571,559 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Liquidity

As of July 31, 2010, we had cash and cash equivalents of $ 814,286 and restricted cash of $613,792 a working capital deficit of $20,184,037 and a deficiency in stockholders’ equity of $14,832,542.  For the nine month period ended July 31, 2010, we had a net loss of $4,553,727 and negative cash flow from operations of $729,718. We also have an accumulated deficit of $61,108,336 at July 31, 2010. The Company is dependent upon its ability to generate revenue from the sale of its products and services and the discretion of the Noteholder to release cash to cover operations (See Note 2).

If the Company’s financial resources from operations are insufficient, the Company will require additional financing in order to execute its operating plan and continue as a going concern.  The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to repay its debt obligations, implement its current plans for reorganization (see Note 16),  or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

On March 16, 2009, the Company and the holder of the secured convertible debenture (“The Noteholder”) entered into a Cash Control Framework Agreement pursuant to which it is assumed that, subject to the Company being fully compliant with the terms of this agreement and those set out in the Transaction Documents entered into between the Company and the Noteholder on February 21, 2008, no adverse actions will be taken by the Noteholder. The agreement provides, among other things, for the placement of approximately $2.15 million into a segregated cash account. Under the terms of the agreement, we may request the release of funds from the account from time to time for working capital purposes, subject to the Noteholder’s consent and agreed upon terms and conditions. Under the terms of the agreement, we must also adhere to a strict cost cutting program which involves reducing our SG&A, R&D and capital expenditure by an annualized $3.35 million. This agreement was extended for a further period of one year, expiring on March 16, 2011. We have also received a waiver letter from the Noteholder dated January 18, 2010, under which it has waived its right to demand repayment of the loan as a result of the failure to observe certain specified loan covenants. The waiver will expire on the first anniversary of the waiver letter. We have been formally advised by the Noteholder’s agent that the waiver will be extended through June 30, 2011 on the same terms and conditions. Under the terms of the waiver letter, the Noteholder may revoke the waiver if the Company commits further breaches.

The Company subsequently defaulted on the terms of the secured convertible debenture as it has not paid the interest payment which fell due on August 21, 2010 under the terms of the secured convertible debenture. Consequently on August 23, 2010 the Noteholder has accelerated its demand for the repayment of the $6 million (Repayment Demand) which the Company is under obligation to redeem if the Approved Acquisition has not occurred within the agreed time period or if an alternative investment plan was not agreed between the Noteholder and the Company.   The Company failed to make the Approved Acquisition and no alternative investment was approved.  The Noteholder has the discretion to withdraw the Cash Control Framework Agreement (under which it provides us with working capital) in the event of a breach, which includes a default or to vary the terms upon which it extends financing to us under the Cash Control Framework Agreement. We have 120 days from August 23, 2010 to satisfy the Repayment Demand of the Noteholder. Failing to do so could result in enforcement actions against the Company and its assets under the terms of the secured debenture in favor of the Noteholder.  Currently we rely on the revenues we generate in the ordinary course of our business operations and the financing available under the Cash Control Framework Agreement as our source of working capital. The withdrawal of the Cash Control Framework Agreement financing or adverse change in the terms upon which we are currently financed would affect our operations and could result in curtailment of our operations. We can give no assurance that we will be successful in meeting the Repayment Demand when due or agree on a satisfactory payment arrangement with the Noteholder.

At July 31, 2010 we have received net advances from this facility of $1,598,520.

NOTE 3 - CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the balance sheet as Unbilled Receivables of $831,254 and $690,344 as of July 31, 2010 and October 31, 2009 respectively.

Billings in excess of cost and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the balance sheet. These amounts are stated on the balance sheet as Deferred Revenue of $164,239 and $111,463 as of July 31, 2010 and October 31, 2009 respectively.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue received as part of sales of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales, with these amounts amortized over 12 months from the date of sale. These amounts are stated on the balance sheet as Deferred Revenue of $229,155 and $287,018 as of July 31, 2010 and October 31, 2009 respectively.

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of July 31, 2010:

		Quoted Prices in Active Markets For Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Short term Investment	$12,750	$12,750	$—	$—
Total	$12,750	$12,750	$—	$—
Liabilities:
Warrant liability	$4,152,026	$—	$—	$4,152,026
Totals	$4,152,026	$—	$—	$4,152,026

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended July 31, 2010.

2010
Balance at beginning of year	$—
Warrant liability	4,152,026
Balance at end of period	$4,152,026

With the exception of assets and liabilities included within the scope of ASC 820-10-15, the Company adopted the provisions of ASC 820 prospectively effective as of the beginning of the year ended October 31, 2008. For financial assets and liabilities included within the scope of ASC 820-10-15, the Company will be required to adopt the provisions of ASC 820 prospectively as of the year beginning October 31, 2009. The adoption of ASC 820 did not have a material impact on our financial position or results of operations and the Company do not believe that the adoption of ASC 820-10-15 will have a material impact on our financial position or results of operations.

Warrant liability is recorded at fair value as is determined by observable market price and based on the Black-Scholes model.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the year ended October 31, 2007, the Company received marketable securities in settlement of $533,147 loan and $316,853 of accounts receivable. As of October 31, 2008, the Company had an investment of $153,000 that was considered available-for-sale for financial reporting purposes which included an unrealized loss of $697,000 included in the determination of comprehensive loss. As of April 30, 2009, this investment had a value of $68,000, with an unrealized loss of $782,000. This unrealized loss had, until now been included in the determination of comprehensive loss, but during the year ended October 31, 2009, we have determined that this investment in marketable securities is impaired because we believe that the fair market value of the investment has permanently declined. Accordingly, we have written off the $782,000 during the year ended October 31, 2009.  In April 2010, the company sold half of its investment for $49,750, resulting in a realized gain (on the written down value) of $15,750.  The remaining fair value of this investment is $12,750 as of July 31,2010

NOTE 5 - OTHER CURRENT ASSETS

Other current assets on the balance sheet total $652,715 and $285,691 at July 31, 2010  and October 31, 2009 respectively. These totals comprise the following:

	2010	2009
Deposits	$101,008	$96,277
Value added tax (VAT)	42,731	113,636
Other receivable	38,976	75,778
Total	$182,715	$285,691

NOTE 6 - FIXED ASSETS

Property and equipment at July 31, 2010 and October 31, 2009 is summarized as follows:

	2010	2009
Machinery and equipment	$847,999	$1,001,384
Accumulated depreciation	(713,500)	(733,420)
Net property and equipment assets	$134,499	$267,964

Depreciation expense recorded in the statement of operations for the period ended July 31, 2010 and year ended October 31, 2009 is $105,594 and $238,632, respectively.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL

The Company accounts for intangible assets and goodwill in accordance with ASC 350. Goodwill and Other Intangible Assets, are evaluated on an annual basis, and when there is reason to believe that their values have been diminished or impaired write-downs will be included in results from operations. We have conducted a goodwill assessment in this period and based on the methodology used by the Company we have concluded that goodwill was not impaired as at July 31, 2010 and therefore remains unchanged.

The identifiable intangible assets acquired and their carrying value at July 31, 2010 and October 31, 2009 is:

	2010	2009
Customer relationships (weighted average life of 10 years)	$784,243	$784,243
Non-compete agreements (weighted average life of 3 years)	278,651	278,651
Patents (weighted average life of 10 years)	84,287	67,837
Licenses (weighted average life of 2 years)	100,000	100,000

Total amortized identifiable intangible assets - gross carrying value	1,247,181	1,230,731
Less accumulated amortization	(668,498)	(533,462)

Net	578,683	697,269

Residual value	$578,683	$697,269

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Estimated annual amortization expense as of July 31, 2010 is as follows:

2011	$32,920
2012	131,676
2013	76,835
2014	75,183
2015 and thereafter	262,069
Total	$578,683

Amortization of patents, customer relationships, non-compete agreements and licenses included as a charge to income amounted to $118,586  and $231,321  for the period ended July 31, 2010 and year ended October 31, 2009, respectively. Goodwill is not being amortized.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - CAPITAL STOCK

During the period ended July 31, 2010, the Board approved the issuance of 250,000 shares of our common stock for services rendered in connection with a short term loan arranged for the Company during the period ended July 31, 2010.

The service agreements of two outside directors of Coda Octopus Colmek provide for remuneration of, amongst other things, $2,500 per board meeting attended.  These service agreements were entered into in August 2007.   Pursuant to the terms of these agreements, each of these directors is entitled to shares of Common Stock having a value of $35,000 each.  These were never issued. The Board of Directors at its meeting held in June 2010 approved the issuance of a total of 437,500 shares of Common Stock proportionately to each of these outside directors. Although approved for issuance, the Company has not yet issued these to the individuals concerned.

In June 2010 the Board of Directors ratified the approval of the old Board of Directors to issue 26,765 shares of common stock to three (3) staff members under its patent reward scheme for patent disclosures made to the Company. Although ratified for issuance, the Company has not yet issued these shares.

In June 2010, the Board approved the issuance of 100,000 shares of common stock as part of directors’ compensation. These shares will only be issued if the director serves one year on the Board.

During the period ended April 30, 2010, we issued 75,000 shares of our common stock proportionately to three (3) employees as part of their bonus plans.

In April 2010, we undertook to issue 100,000 shares of common stock as part of directors’ compensation. These shares will only be issued if the director serves one year on the Board.  Since the director resigned prior to serving one (1) year per the condition for the issuance of these shares of common stock, this obligation has lapsed.

During the year ended October 31, 2009 we issued 146,580 shares of common stock, valued at $30,310, to employees, directors and consultants for services, of which $11,790 was subscribed for during the year ended October 31, 2008, leaving a charge for compensation in the period ended October 31, 2009 of $18,520.

Other Equity Transactions

During the period ended January 31, 2010, we did not issue any common share purchase options. However, options issued in earlier periods vested resulting in a charge of $24,771 for the nine months ended July 31, 2010.

During the year ended October 31, 2009, we issued 50,000 common share purchase options in relation to the Tactical acquisition. However, options issued in earlier periods vested, resulting in a charge of $295,853 in this period. There were also 210,000 options cancelled connected with staff departures, of which 95,000 were exercisable. During this period, 1,551,000 options lapsed under the terms of issue and were therefore cancelled.

In April 2010, we undertook to grant 50,000 options as part of directors’ compensation. 25,000 of these vest on June 1, 2010 and the remainder after one year.  These options have now lapsed under the terms of their issue.

In June 2010, we undertook to grant 50,000 options to purchase our common stock as part of directors’ compensation.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - WARRANTS AND STOCK OPTIONS

Transactions involving stock options and warrants issued are summarized as follows:

Warrants	Nine months ended July 31, 2010		Year ended October 31, 2009
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	32,583,418	$1.42	32,583,418	$1.42
Granted during the period	—	—	—	—
Terminated during the period	(500,000)	0.50	—	—

Outstanding at the end of the period	32,083,418	$1.49	32,583,418	$1.42

Exercisable at the end of the period	32,083,418	$1.49	32,583,418	$1.42

 The number and weighted average exercise prices of warrants outstanding as of July 31, 2010 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Exercisable
0.50	250,000	0.75	250,000
0.58	400,000	0.67	400,000
1.00	2,750,000	1.61	2,750,000
1.30	14,341,709	1.44	14,341,709
1.70	14,341,709	1.44	14,341,709
Totals	32,083,418	1.49	32,083,418

Stock Options	Nine months ended July 31, 2010		Year ended October 31, 2009
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	5,595,900	$1.18	5,755,900	$1.18
Granted during the period	—	—	50,000	1.30
Terminated during the period	(3,646,000)	1.04	(210,000)	1.32

Outstanding at the end of the period	1,949,900	$1.20	5,595,900	$1.18

Exercisable at the end of the period	1,738,199	$1.19	5,214,149	$1.17

The number and weighted average exercise prices of stock purchase options outstanding as of July 31, 2010 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Exercisable
1.00	999,900	0.58	999,900
1.30	600,000	3.05	388,300
1.50	140,000	1.72	140,000
1.70	210,000	1.92	210,000
Totals	1,949,900	1.56	1,738,199

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

At July 31, 2010 we recalculated the fair value of the conversion feature subject to derivative accounting and have determined that the fair value at July 31, 2010 is $4,152,026 The fair value of the conversion features was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.74%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 304.68%; (4) an average expected life of the conversion feature of 1.49 years and (5) estimated fair value of common stock of $0.16 per share.

We have recorded a positive charge of $1,798,131 during the nine months ended July 31, 2010 related to the change in fair value during the period.

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

For income tax reporting purposes, the Company's aggregate U.S. unused net operating losses approximate $45,400,000 which expire through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $15,436,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management which is based upon the earning history of the Company it is more likely than not that the benefits will not be realized.

For income tax reporting purposes, the Company's aggregate UK unused net operating losses approximate $4,368,141, with no expiration. The deferred tax asset related to the carry-forward is approximately $2,670,000. The Company has provided a valuation reserve against the full amount of the benefits, because in the opinion of management based upon the earning history of the Company it is more likely than not that the benefits will not be realized.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income tax expense for 2009 and 2010 represents income taxes on our Norwegian subsidiary.

Components of deferred tax assets as of July 31, 2010 and October 31, 2009 are as follows:

Non-Current	2010	2009

Net Operating Loss Carry Forward	$18,106,000	$17,736,000
Valuation Allowance	(18,106,000)	(17,736,000)
Net Deferred Tax Asset	$—	$—

NOTE 12 - CONTINGENCIES AND COMMITMENTS

Litigation

We are currently engaged in three lawsuits.

The first one involves the former Chief Executive Officer of our subsidiary, Coda Octopus Colmek, Inc. (Scott DeBo v Miller & Hilton, Inc. d/b/a Colmek Systems Engineering and Coda Octopus Group, Inc. (File No. 080923661)).  Mr DeBo claims breach of his employment contract, tortuous interference with his contract, termination in violation of public policy and failure to pay wages when due. He filed a complaint and an amended complaint on November 10, 2008 and December 10, 2008, respectively. We answered the amended complaint denying Mr. DeBo’s allegations, raising affirmative defenses on December 22, 2008.  The Parties have now completed the discovery process and we expect the hearing to be scheduled. We filed a motion on June 8, 2010 for Partial Summary Judgment and the Plaintiff has now brought a motion for our motion to be dismissed.  We continue to defend ourselves vigourously.

The second one involves Federal Engineering & Marketing Associates Inc (FEMA) a Colorado corporation.  FEMA is a former sales representative of Coda Octopus Colmek, FEMA claims breach of contract and seeks various relief in the District Court, Routt County, Colorado (Case Number 2009CV278).  We have answered the complaint which included a counter-claim. The parties are now in discovery. We continue to defend ourselves vigourously.

On April 28, 2010 we instituted legal action in the Supreme Court of the State of New York against our ex- Chief Executive Officer, ex-Chief Financial Officer and two other ex-officers of the Company for, among other things, breach of contract. We have received each of the defendant’s response and we have now filed our responses.  We intend to pursue our claims against these persons vigorously in these proceedings.

Operating Leases

We occupy our various office and warehouse facilities pursuant to both term and month-to-month leases. Our term leases expire at various times through September 2015. Future minimum lease obligations are approximately $1,037,408, with the minimum future rentals due under these leases as of July 31, 2010 as follows:

2011	$118,634
2012	364,411
2013	219,454
2014	178,433
2015 and thereafter	156,476
Total	$1,037,408

Concentrations

We had no concentrations of purchases of over 5% during the period ended July 31, 2010. We had sales concentrations of over 5% during the period ended July 31, 2010 due to sales to a total of three separate customers for $2,650,894.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 - NOTES AND LOANS PAYABLE

A summary of notes payable at July 31, 2010 and October 31, 2009 is as follows:

	July 31, 2010	October 31, 2009
The Company has a secured convertible debenture for $12M with a life of 7 years from February 26, 2008, maturing at 130% of face value, and with interest payable every six months, starting in February 2009, at a rate of 8.5%; During the term, the debentures are convertible into our common stock at the option of the Noteholder at a conversion price of $1.05. We may also force the conversion of these Notes into our common stock after two years in the event that we obtain a listing on a national exchange and our stock price closes on 40 consecutive trading days at or above $2.50 between the second and third anniversaries of this agreement; $2.90 between the third and fourth anniversaries of this agreement; and $3.50 after the fourth anniversary of this agreement or where the daily volume weighted average price of our stock as quoted on OTCBB or any other US National Exchange on which our securities are then listed has, for at least 40 consecutive trading days closed at the agreed price. The Company has failed to comply with certain covenants contained in the debenture agreement.
	$13,778,643	$13,067,929

The Company, through its UK subsidiary Coda Octopus Products Ltd has a 7 year unsecured loan note for £100,000; interest rate of 12% annually; repayable at borrower’s instigation or convertible into common stock when the share price reaches $3.	156,043	165,594

Total	$13,934,686	$13,233,523

Less: current portion	13,934,686	—

Total long-term portion	$—	$13,233,523

In connection with the secured convertible debenture noted above and the Cash Control Framework Agreement (see below), we carry $1,089,574 deferred financing costs as an asset on the consolidated balance sheet to July 31, 2010, which represents $1,694,893 in financing closing costs we incurred, net of $ 605,319 in amortization expense at July 31, 2010 and $423,723 in amortization expense at October 31, 2009. We amortize deferred financing costs over the life of the financing facility using the straight line method.

On March 16, 2009, the Company and the holder of the secured convertible debenture (“the Noteholder”) entered into a Cash Control Framework Agreement, pursuant to which it is assumed that, subject to the Company being fully compliant with the terms of this agreement and those set out in the Transaction Documents entered into between the Company and the Noteholder on February 21, 2008, no adverse actions will be taken by the Noteholder. The agreement provides, among other things, for the placement of approximately $2.15 million into a segregated cash account. Under the terms of the agreement, we may request the release of funds from the account from time to time for working capital purposes, subject to the Noteholder’s consent and agreed upon terms and conditions. Under the terms of the agreement, we must also adhere to a strict cost cutting program which involves reducing our SG&A, R&D and capital expenditure by an annualized $3.35 million. We believe that the terms of this agreement may provide us with sufficient liquidity to operate for fiscal 2010. We are in default under the Transaction Documents and therefore the Noteholder has the absolute discretion to withdraw funding under the Cash Control Framework Agreement or the change the terms under which it makes funding available to the Company.

On January 18, 2010, the Noteholder notified us in writing that it had waived its right to demand repayment of the loan as a result of our failure to observe certain specified loan covenants.

Subsequent to the year ended October 31, 2009, the Cash Control Framework Agreement was extended to March 16, 2011. We have been formally advised by the Noteholder’s agent that the waiver will be extended through June 30, 2011 on the same terms and conditions. We are in default under the Transaction Documents and the terms of the waiver are subject to no further breaches occurring.  The Noteholder has accelerated its demand for payment and has given the Company 120 days from August 23, 2010 to redeem 60 Notes at par value of $100,000 each.   The Noteholder has the right to enforce its security over all our assets.

NOTE 14 – SHORT TERM NOTE PAYABLE

In July 2010 the Company secured limited project financing of $970,000 with $200,000 of interest. This obligation is secured on the specific receivables of the invoices which the Company will raise in respect of the specific projects financed under the terms of the project financing agreement.  Under the terms of the project financing agreement the Company is obligated to repay the capital amount along with interest at the rate of 20% no later than February 28, 2011.

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15 - SEGMENT INFORMATION

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

The following table summarizes segment asset and operating balances by reportable segment.

	Nine months ended
	July 31, 2010	July 31, 2009
Net Sales to External Customers:
Contracting	$4,331,175	$7,360,565
Products	4,919,034	3,571,018

Total Sales to External Customers	$9,250,210	$10,931,583

Depreciation and Amortization:
Contracting	$143,100	$223,149
Products	21,777	48,179
Corporate	224,341	206,520
Total Depreciation and Amortization	$389,218	$477,848

General and Administrative Expense:
Contracting	$2,183,876	$2,192,744
Products	1,487,816	1,448,184
Corporate	1,478,053	3,513,131
Total General and Administrative Expense	$5,149,745	$7,154,059
Capital Expenditures:
Contracting	$—	$1,668
Products	—	27,540
Corporate	18,171	101,450
Total Capital Expenditures	$18,171	$130,658
Operating (Losses):
Contracting	$(222,108)	$224,599
Products	2,149,192	827,964
Corporate	(3,177,891)	(3,274,328)
Total Segment Operating Losses	$(1,250,807)	$(2,221,765)

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	July 31, 2010	October 31, 2009
Segment Assets:
Contracting	$6,305,344	$7,235,301
Products	2,103,544	2,867,693
Corporate	4,484,541	3,034,386
Total Segment Assets	$12,893,429	$13,137,380

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

Information concerning principal geographic areas is presented below according to the area where the activity is taking place for the period ended July 31, 2010 and the year ended October 31, 2009:

	Nine months ended
	July 31, 2010	July 31, 2009
NET SALES TO EXTERNAL CUSTOMERS:
United States	$4,459,713	$5,187,374
Europe	4,790,497	5,744,209
TOTAL NET SALES TO EXTERNAL CUSTOMERS	$9,250,210	$10,931,583

	July 31, 2010	October 31, 2009
ASSETS:
United States	$7,370,721	$7,919,830
Europe	5,522,708	5,217,550
TOTAL ASSETS	$12,893,429	$13,137,380

CODA OCTOPUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 16 – SUBSEQUENT EVENTS

In August 2010 the Company defaulted on the terms of the secured debenture.  Consequently the Noteholder has served a notice of default upon the Company on August 23, 2010 and, as part of this notice, accelerated its demand for the repayment of the $6 million (Repayment Demand) which was allocated for an Approved Acquisition (as the term is defined under the Loan Note Instrument) and which the Company failed to make. The Noteholder has the discretion to withdraw funding under the Cash Control Framework Agreement in the event of a breach, which includes a default or to vary the terms upon which it provides funding under the Cash Control Framework Agreement. We have 120 days from August 23, 2010 to satisfy the Repayment Demand of the Noteholder. Failing to do so could result in enforcement actions against the Company and its assets under the terms of the secured debenture in favor of the Noteholder. Currently we rely on the revenues we generate in the ordinary course of our business operations and the financing available under the Cash Control Framework Agreement with the Noteholder as our source of working capital. The withdrawal of the Cash Control Framework Agreement financing or adverse change in the terms upon which we are currently financed would affect our operations and could result in, amongst other things, the curtailment of our operations.

The Company’s sole source of funding besides the revenues it generates in the ordinary course of its business is the Cash Control Framework Agreement operated by the Noteholder.  Given that the Company has defaulted on the terms of the secured debenture, the Noteholder may withdraw this facility or change the terms upon which it makes it available to the Company.

The Company is currently restructuring its business and is negotiating the appointment of a Chief Restructuring Officer.  The Company intends to establish a Restructuring Board with the primary goal of (i) addressing the cash position of the Company; (ii) restructuring the capital structure of the Company; (iii) reduce costs further; and (iv) re-focus the activities of the business on its marine products and services business and concentrate its activities geographically.

In August 2010, two (2) non-executive directors resigned and one executive director (the Chief Financial Officer) resigned. Although these directors and officers continue to believe in the business, they are unable to dedicate the time required for the restructuring of the business.  The Chief Financial Officer has resigned and is continuing to work for the Company until the expiration of the notice period up to and including October 10, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OP ERATIONS

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

The Company believes that the largest potential markets for real-time 3D sonar is with government authorities both in the US and throughout the world. In the US, the Company has deployed systems with Jacksonville Sheriff, FL, and in Contra Costa County, CA, City of Boston and Alamada. Overseas the Company has deployed systems in Spain, France, Netherlands, Korea, Japan, the United Kingdom and the Middle East, and has significant opportunities in Germany, Singapore and Malaysia. Our main challenges are the long lead times in purchasing cycles, the current economic environment, and the initial adoption of new technology, which can take several years to effect.

The consolidated financial statements include the accounts of Coda Octopus and our domestic and foreign subsidiaries that are more than 50% owned and controlled, which includes Dragon Design Limited (now fully integrated into Coda Octopus Martech Limited, which was fully acquired on December 15th 2008 and is based in Weymouth, Dorset, United Kingdom.

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

Revenue Recognition

We record revenue in accordance with FASB ASC Topic 605 - Revenue Recognition.

Revenue is derived from our products sold by our subsidiaries, Coda Octopus Products Inc. and  Coda Octopus Products Ltd., from sales of underwater technologies and equipment for imaging, mapping, defense and survey applications. Revenue is also derived through service contracts gained by our Martech and Colmek businesses.

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

In addition, on January 18, 2010, the debenture holder waived for one year the right to demand repayment of the loan as a result of our failure to observe certain specified loan covenants. The waiver will expire on the first anniversary of the waiver letter.  We have been formally advised by the Noteholder’s agent that the waiver will be extended through June 30, 2011 on the same terms and conditions.  The waiver is subject to the Company not committing any further breaches.  In August 2010 the Company defaulted under the terms of the secured debenture. Consequently the Noteholder has served a notice of default upon the Company and, as part of this, accelerated its demand for the repayment of the $6 million (Repayment Demand) which was under the terms of the debenture allocated for an Approved Acquisition (as the term is defined under the Loan Note Instrument) and which the Company failed to make. The Noteholder has the discretion to withdraw the Cash Control facility in the event of a breach, which includes a default. We have 120 days from August 23, 2010 to satisfy the Repayment Demand of the Noteholder. Failing to do so could result in enforcement actions against the Company and its assets under the terms of the secured debenture in favor of the Noteholder. Currently we rely on the revenues we generate in the ordinary course of our business operations and the financing available under the Cash Control Framework Agreement with the Noteholder as our source of working capital. The withdrawal of the Cash Control Framework Agreement financing or adverse change in the terms upon which we are currently financed would affect our operations and could result in, amongst other things, the curtailment of our operations.

Cost Cutting Program

In February 2009, we embarked on a cost reduction program. This resulted in annualized savings of at least $3.35 million for the year ended October 31, 2009. Actual savings for the year ended October 31, 2009 amounted to $2.1 million against budget. These cost savings against budget were achieved in the following areas:

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

The Group’s management now consists of a Group CEO (with overall responsibility for Group performance), a CTO (who also manages the Group’s R&D), and the CEOs of the various Group Companies.

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

Since the beginning of the current financial year, a number of vacancies on the Board of Directors have been filled and the Board now consists of two executive directors and two non-executive directors. In August 2010, two of our non-executive directors resigned and one executive director (our Chief Financial Officer) as a result of the necessitation to restructure our business and the time allocation that will be required to be dedicated for the restructuring of the business.

Comparison of three months ended July 31, 2010, compared to three months ended July 31, 2009.

Revenue: Total revenues for the quarter ended July 31, 2010 (the “2010 Period”) and the quarter ended July 31, 2009 (the “2009 Period”) were $2,468,415 and $3,425,030 respectively, representing a decrease of 27.9%. Contributing factors to this decline were the more conservative redefinition our policy on work in progress (which can be recognized as revenues) and which significantly affected the account for business in this quarter, adverse exchange rate movements combined with the global economic downturn, the limitations on working capital and the redefining of the Company’s policy on work in progress (which can be recognizd as revenues) affected the business in this quarter.

Gross Margins: Margins were weaker in the 2010 Period at 48.9% (gross profit of $1,208,937) compared to 51.4% ($1,760,763) in the 2009 Period caused by the drop in revenues resulting from the adoption of a more conservative accounting of work in progress.

Research and Development (R&D). R&D increased from $256,929 in the 2009 Period to $430,745 in the 2010 Period. In line with our cost cutting plan . The difference being the timing of receipt of our R&D tax credit which was worth £205,000 and was recorded against this quarter in 2009. This level of spending still allows us to devote considerable R&D resources to introduce product variants of our core technology to the market over the next months.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the 2010 Period decreased to $1,665,381 from $1,864,880 in 2009, a reduction of 10.7% which reflects activity under the cost reduction plan that was executed during the fiscal year ended October 31, 2009 and up to second quarter of 2010.

Across the Group, key areas of the 2010 Period expenditure include wages and salaries, where we spent $1,200,772 or 71.1% during the 2010 Period against $1,635,990 or 78.9% of our SG&A cost during the 2009 Period; legal and professional fees, including accounting, audit and investment banking services, where we spent $256,359 or 15.2% in 2010 against $99,579 or 8% of our SG&A costs in the 2009 Period, the increase being due to a the servicing of a number of queries from the SEC; travel costs decreased to $61,836 or 3.6% in the 2010 Period from $152,025 or 7.3% of SG&A in the 2009 Period, rent for our various locations decreased in the 2010 Period to $148,462 or 8.8% against $183,530 or 8.9% of SG&A in 2009; marketing increased in the 2010 Period to $22,188 or 1.3% of SG&A against $- or 0% of SG&A in 2009.

Operating Income/Loss. We had an operating loss of $887,189 in the 2010 Period against an operating loss of $361,046 in the 2009 Period. This increase in operating loss is due to the change in our accounting of work in progress.

Derivative Liability

In June 2008, the FASB issued new accounting guidance (FASB ASC 815-40) which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. The Company has assessed its outstanding equity-linked financial instruments and has concluded that the value of our warrants will need to be recorded as a derivative liability

Fair value at November 1, 2009 was determined using the Black-Scholes method based and produced an estimated fair value of common stock of $0.08 per share. At July 31, 2010 we recalculated the fair value of the conversion feature subject to derivative accounting and have determined that the fair value at July 31, 2010 is $4,152,026. Accordingly, we have recorded a positive charge of $1,835,295 during the three months ended July 31, 2010 related to the change in fair value during the quarter.
.
Interest Expense. Interest expense increased in the 2010 Period to $657,841 from the 2009 Period interest costs which were $432,018. In both periods we have included amortization of the 30% redemption premium for our convertible note, at a cost of $128,571. We have accrued interests on the convertible note of $701,163.

Dividends and Other Stock Charges. In the 2010 Period, no dividends were due to be paid on the Series A Preferred stock, versus $439 in 2009, This was due to the fact that we had no surplus or net profits from which to declare and pay such dividends.

Segment Analysis

This section should be read in conjunction with Note 14 to the Condensed Consolidated Financial Statements.

Examining HQ SG&A, which is where we have concentrated our cost cutting exercise, we find that overall HQ SG&A (defined as Group Headquarters, and the UK and US Holding Companies) was reduced from $1,906,411 in the 2009 Period to $603,262 in the 2010 Period. Components of this are Rent and Utilities reduced from $54,016 to $51,146, Office Expenses from $56,106 in 2009 to $9,737in Q3 2010, Payroll from $437,976 to $ 78,448, Insurances from $78,226 to $46,542, Professional Services from $356,696 to $310,916, Forex from $971 to $21, Marketing from $107,425 to negative $1,703, and Travel from $32,218 to $14,336.

We operate in two business segments, Contracting Sales, and Product Sales. Our contracting business consists of Coda Octopus Colmek, Coda Octopus Martech (including the acquired Dragon Design) and Coda Octopus Tactical Intelligence. Our Products business consists of Coda Octopus Products Limited and Coda Octopus Products Inc.

Revenues from Contracting Sales during the quarter ended July 31, 2010 were $1,304,618 or 52.8% of the Group revenues versus $2,461,070 in the quarter ended July 31, 2009, whereas revenues from Products were $1,163,797 or 47.2% of the Group revenues, versus $963,960 in 2009.

SG&A costs incurred in our contracting businesses were $744,614 in the quarter ended July 31, 2010 versus $674,726 in the quarter ended July 31, 2009. SG&A costs in our Products business in the quarter ended July 31, 2010 were $328,007 versus $481,781 in the quarter ended July 31, 2009.

Operating profit in our contracting business was $919,058 in the quarter ended July 31, 2010 compared to an operating profit of $979,059 in the quarter ended July 31, 2009. In the quarter ended July 31, 2010 we made an operating profit of $419,266 in our Products business versus an operating loss of $186,319 in the quarter ended July 31, 2009.

Comparison of nine month period ended July 31, 2010, compared to nine months period ended July 31, 2009.

Revenue: Total revenues for the nine month period ended July 31, 2010 (the “2010 Period”) and the nine month ended July 31, 2009 (the “2009 Period”) were $9,250,210 and $10,931,583 respectively, representing a decrease of 15.4%. Contributing factors to this lack of growth were adverse exchange rate movements combined with the global economic downturn and particularly in the oil and gas industry at the start of the year, which still affected the business in this period. In the current period we have also revised our revenue policy around work in progress.

Gross Margins: Margins for the 2010 Period were 56.9% compared to 57.2% in the 2009 Period, reflecting a slightly different mix of sales in our businesses (products versus project work) combined with lower revenues.

Research and Development (R&D). R&D spending increased from $1,317,089 in the 2009 Period to $1,362,931 in the 2010 Period. This level of spending still allows us to devote considerable R&D resources to introduce product variants of our core technology to the market over the next months.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the 2010 Period decreased to $5,149,745 from $7,154,059 in 2009, a reduction of 28.2% which reflects activity under the cost reduction plan that was executed during the fiscal year ended October 31, 2009 and in quarter one of 2010.

Across the Group, key areas of 2010 Period expenditure include wages and salaries, where we spent $3,646,881 during the 2010 Period against $5,331,368  during the 2009 Period a decrease of 31.6%; legal and professional fees, including accounting, audit and investment banking services, where we spent $618,036 in 2010 against $906,375 in 2009 a decrease of 31.8% ; travel costs decreased to $282,312 in 2010 from $334,144 in the 2009 Period a decrease of 15.5%; rent for our various locations decreased to $446,386 in 2010 against $492,192 in 2009 a decrease of 9.3%; marketing reduced in the 2010 Period to $186,106 against $459,713 in 2009 a decrease of 59.5%.

Operating Loss. We made a loss from operations of $1,250,807 in the 2010 Period against an operating loss of $2,221,765 in the 2009 Period. This change is due to variances in valuation of the warrant liability.

Liquidity and Capital Resources

For the period ended July 31, 2010, the Company has an accumulated deficit of $61,108,336 negative working capital of $20,184,037 a capital deficit of $14,832,542 and generated a negative cash flow from operations of $729,718 in the 2010 Period against a deficit of $1,415,685 in the 2009 Period. The Company is completely dependent upon its ability to generate revenue from the sale of its products and services and the discretion of the Noteholder to release cash to cover operations. In this financial year we have so far received over $18m million dollars of additional contracts and purchase orders, compared with total revenues of $13.2m in the last financial year. The limitation of the Company’s working capital has hampered these being realized as timely revenues.

Our ability to survive current financial difficulties resulting from our cash flow deficit is dependent on our capacity to generate revenues from the sale of our products and services or to secure additional working capital finance. In addition, we are highly dependent on the discretion of the Noteholder to release cash to us to cover our operating expenses.  Given our default under the terms of the debenture, the Noteholder has the discretion to withdraw the facility or to vary the terms on which it provides us with working capital.

Derivative Liability

This was a new requirement under GAAP accounting rules for fiscal years 2010 and onwards. The fair value at July 31, 2010 is $4,152,026.

Interest Expense . Interest expense increased in the 2010 Period to $1,554,225 from the 2009 Period interest costs which were $1,256,256. In both periods we have included amortization of the 30% redemption premium for our convertible note, at a cost of $128,571.

Dividends and Other Stock Charges . In the 2010 Period, no dividends were due to be paid on the Series A Preferred stock, versus $47,382 in 2009. This was due to the fact that we had no surplus or net profits in 2010 from which to declare and pay such dividends.

Segment Analysis

We operate in two business segments, Contracting Sales, and Product Sales. Our contracting business consists of Coda Octopus Colmek, Coda Octopus Martech (including the acquired Dragon Design) and Coda Octopus Tactical Intelligence. Our Products business consists of Coda Octopus Products Limited and Coda Octopus Products Inc.

Revenues from Contracting Sales during the nine month period ended July 31, 2010 were $4,331,175 or 46.8% of the Group revenues versus $7,360,565 in the period ended July 31, 2009, whereas revenues from Products were $4,919,034 or 53.2% of the Group revenues, versus $3,571,018 in 2009.

SG&A costs incurred in our contracting businesses were $2,183,876 for the nine months ended July 31, 2010 versus $1,969,596 in the corresponding period ended July 31, 2009. SG&A costs in our Products business in the nine months ended July 31, 2010 were $1,487,816 versus $1,400,005 in the corresponding period ended July 31, 2009.

Operating loss in our contracting business was $222,108 for the nine months ended July 31, 2010 versus an operating profit of  $224,599  in the same period ended July 31, 2009. In the nine months ended July 31, 2010 we made an operating profit of $2,149,192 in our Products business versus an operating profit of $827,964 in the same period ended July 31, 2009.

Financing Activities

For the most part, we have financed our operations through the issuance of shares of our common stock and preferred stock and warrants.

Secured Convertible Debentures

On February 21, 2008 we entered into and completed the transactions contemplated under a series of agreements providing for the issuance to a London based institutional investor, The Royal Bank of Scotland plc of senior secured convertible notes in the principal amount of $12,000,000 (the “Notes”). The Notes are secured by all of the assets of the Company and its subsidiaries and mature 84 months after the date of issuance at which time they are redeemable at 130% of the face amount of the Notes. The Notes accrue interest at the annual rate of 8.5% which is payable in semi-annually in arrears. The Notes also stipulate additional interest payments of 2% per annum above the base rate quoted by The Royal Bank of Scotland plc from time to time, in the event that the semi-annual interest payments are not paid by us on the due dates. All of these amounts are payable by us in cash. Of the proceeds, $6,000,000 constituted a specific purpose loan and in the event that we failed to use the proceeds as agreed within 12 months from the closing, then, unless alternative investments were approved by the holders of the Notes, this $6,000,000 was repayable in February 2009. In such case there will be a partial redemption of 60 of the notes (having an aggregate nominal value of $6 million). During the term, the Notes are convertible into our common stock at the option of the Noteholder at a conversion price of $1.05. We may also force the conversion of these Notes into our common stock after two years in the event that we obtain a listing on a national exchange and our stock price closes on 40 consecutive trading days at or above $2.50 between the second and third anniversaries of this agreement; $2.90 between the third and fourth anniversaries of this agreement; and $3.50 after the fourth anniversary of this agreement or where the daily volume weighted average price of our stock as quoted on OTCBB or any other US National Exchange on which our securities are then listed has, for at least 40 consecutive trading days closed at the agreed price.

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

On January 18, 2010, the Noteholder notified us in writing that it had waived its right to demand repayment of the loan as a result of our failure to observe certain specified loan covenants. The waiver will expire on the first anniversary of the waiver letter. We have been advised by the Noteholder, that the waiver will be extended until June 30, 2011 on the same terms and conditions.  The waiver is subject to the Company not committing any further breaches.  In August we defaulted under the terms of the secured debenture.  Consequently the Noteholder has served a notice of default upon the Company and, as part of this, accelerated its demand for the repayment of the $6 million (Repayment Demand) which was allocated for an Approved Acquisition (as the term is defined under the Loan Note Instrument) and which the Company failed to make. The Noteholder has the discretion to withdraw the Cash Control facility in the event of a breach, which includes a default. We have 120 days from August 23, 2010 to satisfy the Repayment Demand of the Noteholder. Failing to do so could result in enforcement actions against the Company and its assets under the terms of the secured debenture in favor of the Noteholder. Currently we rely on the revenues we generate in the ordinary course of our business operations and the financing available under the Cash Control Framework Agreement with the Noteholder as our source of working capital. The withdraw of the Cash Control Framework Agreement financing or adverse change in the terms upon which we are currently financed would affect our operations and could result in, amongst other things, the curtailment of our operations.

In July 2010 the Company secured limited project financing of $970,000 which is secured on the specific receivables of the invoices which the Company will raise in respect of the specific projects agreed under the terms of the project financing.  Under the terms of the project financing the Company is obligated to repay the capital amount along with interest at the rate of 20% no later than February 28, 2011.

Our ability to survive current financial difficulties resulting from our cash flow deficit is dependent on our capacity to generate revenues from the sale of our products and services. In addition, we are highly dependent on the discretion of the Noteholder to release cash to us to cover our operating expenses.  Given our default under the terms of the debenture, the Noteholder has the discretion to withdraw the facility or to release funds to us on such terms as it thinks fit. .

If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources in the short term, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition. In order to fund our operations during the current fiscal year, we estimate that we need to generate additional cash beyond that which is available to us Cash Control Framework Agreement to be able to continue our operations at their current levels. However, there can be no assurance that we will be successful in generating sufficient revenues from operations.

Other than disclosed herein, we presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not generated sufficient liquidity. We will need to continue to raise additional capital in order to maintain our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders or divest ourselves of assets. There can be no assurance that we will be successful in obtaining additional funding.

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

On January 18, 2010 the Noteholder notified us in writing that it had waived its right to demand repayment of the loan as a result of the failure to observe certain specified loan covenants.  The waiver is subject to the Company not committing any further breaches.  However, in August 2010 we defaulted under the terms of the secured debenture. Consequently the Noteholder has served a notice of default upon the Company and accelerated its demand for the repayment of the $6 million (Repayment Demand) which was allocated for an Approved Acquisition (as the term is defined under the Loan Note Instrument) and which the Company failed to make. The Noteholder has the discretion to withdraw the Cash Control facility in the event of a breach, which includes a default. We can give no assurance that we will be successful in meeting the Repayment Demand when due or agree on a satisfactory payment arrangement with the Noteholder.. If we are unable to raise additional capital in the near future, the Company may have to curtail its business operations significantly.

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

 The translation of the Company’s UK operations’ pound Sterling denominated balance sheets into US dollars has been affected by the weakening of the average value of the US dollar against the British pound sterling in the relevant time periods from $1.47 in 2009, to $1.56 in 2010, an approximate 7% depreciation in value. These are the values that have been used in the calculations below.

The translation of the Company’s Norwegian operation’s Kroner denominated balance sheets into US dollars, as of October 31, 2009, has also been affected by the currency fluctuations of the US dollar against the Kroner from and average rate of $0.146 during 2009, to $0.164 during 2010, an approximate 11% change in value. These are the values that have been used in the calculations below.

The impact of these currency fluctuations on the 2010 Period is shown below:

	Pound Sterling		Norwegian Kroner
	Actual Results	Constant Rates	Actual Results		Constant Rates		Total Effect

Revenues	$5,200,482	$5,106,993	$		$		$(93,489)
Costs	5,164,116	5,071,281		455,797		396,985	(151,647)
Net Income/(Losses)	36,367	35,713		(455,797)		(396,985)	58,158
Assets	18,883,581	19,638,412		780,446		725,231	699,595
Liabilities	15,567,558	14,437,304		980,756		909,550	(1,201,460)
Net Assets	3,316,023	5,201,107		(200290)		(184,319)	1,901,055

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, increased profits for the year by $58,158 and increased net assets by $1,901,055. In addition, the Company booked transactional exchange rate losses of $38,494 during 2010. All of these amounts are material to our overall financial results.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of July 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report. During the period ended July 31, 2010 Management commissioned an independent evaluation designed to provide recommendations to address control and procedure issues identified in the prior report and the current evaluation. Management has commenced the process of implementing these recommendations designed to remediate the material weakness previously identified.

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

The first one involves the former Chief Executive Officer of our subsidiary, Coda Octopus Colmek, Inc. (Scott DeBo v Miller & Hilton, Inc. d/b/a Colmek Systems Engineering and Coda Octopus Group, Inc. (File No. 080923661)).  Mr DeBo claims breach of his employment contract, tortuous interference with his contract, termination in violation of public policy and failure to pay wages when due. He filed a complaint and an amended complaint on November 10, 2008 and December 10, 2008, respectively. We answered the amended complaint denying Mr. DeBo’s allegations, raising affirmative defenses on December 22, 2008.  The Parties have now completed the discovery process and we expect the hearing to be scheduled. We filed a motion on June 8, 2010 for Partial Summary Judgment and the Plaintiff has now brought a motion for our motion to be dismissed.  We continue to defend ourselves vigorously.

The second one involves Federal Engineering & Marketing Associates Inc (FEMA) a Colorado corporation.  FEMA is a former sales representative of Coda Octopus Colmek, FEMA claims breach of contract and seeks various relief in the District Court, Routt County, Colorado (Case Number 2009CV278).  We have answered the complaint which included a counter-claim. The parties are now in discovery. We continue to defend ourselves vigorously.

On April 28, 2010 we instituted legal action in the Supreme Court of the State of New York against our ex- Chief Executive Officer, ex-Chief Financial Officer and two other ex-officers of the Company for, among other things, breach of contract. We have received each of the defendant’s response and we have now filed our responses.  We intend to pursue our claims against these persons vigorously in these proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

We have defaulted upon the senior secured debenture and have been served with Notice of Default by the Noteholder (See Note 2 and Item 2 for fuller discussion).

Item 4. Removed and Reserved

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

Coda Octopus Group, Inc. (Registrant)

Date:September 20, 2010	/s/ Geoff Turner
Geoff Turner
Chief Executive Officer