Form 10-K
period 2010-10-31
Coda Octopus Group, Inc.
filed 2016-08-19
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52815

CODA OCTOPUS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-200-8348
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4020 Kidron Road, Suite #4, Lakeland, FL 33811

(Address, Including Zip Code of Principal Executive Offices)

(801) 973-9136

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE

●	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

●	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

●	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

●	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

●	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

●	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

●	State issuer’s revenues for its most recent fiscal year: $19,234,000 (for fiscal year ended October 31, 2015)

●	State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 30, 2016, representing the last business day of the registrant’s most recently completed second fiscal quarter: approximately $3,776,015. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

●	State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 127,078,395 as of August 12, 2016.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended October 31, 2010 (the “Form 10-K”) for Coda Octopus Group, Inc. (the “Company”) was due on January 29, 2011. On July 28, 2011, the Company filed a Form 15 (the “Form 15”) with the Securities and Exchange Commission to terminate its registration under the Securities Exchange Act of 1934, as amended, and to suspend its duty to make filings thereunder. The filing of the Form 10-K at this time is not to be deemed an admission by the Company that it was required to do so prior to filing the Form 15.

The consolidated financial statements included herein and the disclosures directly related thereto speak as of October 31, 2010 and 2009, respectively, and for the two fiscal years then ended. Except as the context requires otherwise, all other information in the Form 10-K is current as of the date of filing thereof.

FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings “Risk Factors” and “Management Discussion and Analysis and Plan of Operation.”

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

PART I

ITEM 1. BUSINESS

Overview

Coda Octopus Group, Inc. (“Coda,” “the Company,” or “we”) designs and manufactures patented real time 3D sonar solutions and other leading products for sale to the subsea, defense, mining and marine sciences markets, among others. In addition, we supply marine engineering business services to prime defense contractors.

We operate through two operating business segments: Marine Technology Business (“Products” segment) and Marine Engineering Business (“Services” or “Contracting” segment). Our products are used primarily in the underwater construction market, offshore oil and gas and wind energy industry, and in the complex dredging, port security, mining and marine sciences sectors. Our customers include service providers to major oil and gas companies, law enforcement agencies, ports, mining companies, defense companies, universities and research and development institutions.

We supply our marine engineering business services mainly to prime defense contractors. We have been supporting some significant defense programs for over 20 years, including the Close In Weapon Support program that enables us to supply, upgrade and maintain proprietary parts to these programs on an ongoing basis.

Our subsea marine technology products sold through our three wholly owned subsidiaries, Coda Octopus Products, Inc. (USA.), Coda Octopus Products Limited (United Kingdom), and Coda Octopus Products Pty Limited (Australia) and through our appointed agents globally. Our marine engineering business services are provided through our wholly owned subsidiaries, Coda Octopus Colmek, Inc. (“Colmek”) based in Salt Lake City, Utah, and Coda Octopus Martech Limited (“Martech”) based in the United Kingdom.

Our corporate structure is as follows:

Corporate History

The Company began as Coda Technologies Ltd (now operating under the name of Coda Octopus Products Limited), a UK corporation which was formed in 1994 as a start-up company with its origins as a research group at Herriot-Watt University, Edinburgh, Scotland. Initially, its operations consisted primarily of developing software for subsea mapping and visualization using sidescan sonar, a technology widely used in commercial offshore geophysical survey and naval mine-hunting to detect objects on, and textures of, the surface of the seabed.

In June 2002, we acquired by way of a merger Octopus Marine Systems Ltd, a UK corporation, and changed our name from Coda Technologies Ltd to Coda Octopus Ltd. At the time of its acquisition, Octopus Marine Systems was producing geophysical products broadly similar to those of Coda, but targeted at the less sophisticated, easy-to-use, “work-horse” market. It was also finalizing the development of a new motion sensing device (the “F180”), which was to be employed aboard vessels conducting underwater surveys to correct sonar measurement by providing precise positioning and compensation for vessel motion.

In December 2002, Coda Octopus Ltd acquired OmniTech AS, a Norwegian company, which became a wholly-owned subsidiary of the Company and now operates under the name Coda Octopus R&D AS. Before we acquired OmniTech, it had been engaged for over ten years in developing revolutionary sonar imaging and visualization technology to produce three-dimensional underwater images for use in the subsea construction industry. Now marketed by ourselves under the product name “Echoscope®”, this technology is unique in that it generates real time 3D images in low or zero visibility conditions. This technology has been patented in a number of jurisdictions, including the USA. This technology, which continues to be developed by our Research and Development team in the UK and Norway, allowed the Company to start to expand the original focus on hydrographic and geophysical survey to include the high end sonar market. At the inception of the Marine Technology Business our revenues were generated solely from our geophysical software product. Thereafter, we added the F180 series in 2002 and our revenues were split over these two products. With the addition of our real time 3D products, our revenues are now mainly generated from this suite of products and associated services.

On July 13, 2004, pursuant to the terms of a share exchange agreement between The Panda Project, Inc., a Florida corporation, and a now defunct entity affiliated with Coda Octopus Ltd. (“Coda Parent”), Panda acquired the shares of Coda Octopus Limited, a UK corporation and wholly-owned subsidiary of Coda Parent, in consideration for the issuance of a total of 20,050,000 shares of common stock to Coda Parent and other shareholders of Coda Octopus Limited. The shares issued represented approximately 90.9% of the issued and outstanding shares of Panda. The share exchange was accounted for as a reverse acquisition of Panda by Coda. Subsequently, Panda was reincorporated in Delaware and changed its name to Coda Octopus Group, Inc.

In June 2006, we acquired a design and engineering company, Martech Systems (Weymouth) Ltd (“Martech”), which provides bespoke engineering solutions in the fields of electronic data acquisition, transmission and recording, and which has links into our existing markets. Martech are suppliers to prime defense engineering companies. Martech has changed its name to Coda Octopus Martech Limited in December 2008.

In April 2007, we acquired Colmek (then Miller & Hilton d/b/a Colmek), a custom engineering service provider of defense engineering to prime contractors. Colmek has been supporting a number of defense programs since the early 1990’s. Specifically, it supplies proprietary parts into these programs including providing upgrades to such parts to address either obsolescence issues or advancement in technology. This Company changed its name to Coda Octopus Colmek Inc. in December 2008.

Marine Technology Business (“Products Segment”)

Our Marine Technology Business sells proprietary marine products in a number of worldwide market segments:

●	Commercial marine geophysical survey;

●	Oil & gas;

●	Energy & renewables;

●	Underwater security, law enforcement and naval operations;

●	Underwater construction (asset placements, block placements, mattress placement, cable and pipe lay inspection and the like);

●	Environmental Applications (example mammal research; natural gas seeps; habitat assessment; fisheries); and

●	Salvage and decommissioning.

In the commercial marine geophysical survey sector, our products include geophysical data acquisition systems, analysis software and motion detection equipment that are used primarily by survey companies, research institutions and salvage companies.

We believe we possess an important and unique sonar technology, which is patented, and which gives us a significant advantage over our competitors in the market sectors where real time visualization is key and/or low or zero visibility conditions prevail.

Our product range includes products based on our patented Echoscope® in combination with our proprietary software which also includes patented techniques for rendering and tracking. We believe that our products are revolutionizing the sonar market, particularly in real time data acquisition, and subsea visualization in low or zero visibility conditions. This patented technology is the result of more than 20 years of research and development by our subsidiary, Coda Octopus R&D AS (CORDAS), Norway, which we acquired in 2002, and our software development team based in the UK. Our R&D Team in Norway is focused on the hardware component of our technology whereas our R&D Team in Edinburgh is focused on the accompanying software for this technology.

Since the acquisition of CORDAS, we have significantly advanced our research and development with respect to both hardware and software components, filed further patents and brought to market our third generation of the Echoscope® and the CodaOctopus Underwater Inspection System (UIS) as well as new derivative products, such as our forward looking sonar, Dimension® and our Echoscope C500 (a smaller and lighter variant of the Echoscope®).

We are focusing our research and development resources and budget on developing our 4th generation of real time 3D solutions for various market applications and varying price points. We believe this strategy will help to standardize real time 3D solutions in the subsea market and expand the applications for which the technology is used.

We have also introduced to the market the capabilities of real time 3D sonars. This technology is being adopted for many oil & gas, energy, subsea asset placements (blocks, mattresses and other installations), decommissioning and leak identification projects. Most of these projects require real time volumetric visualization.

A series of trials by independent experts and operators in the marine / subsea market have validated our longstanding position that the Echoscope® performance exceeds that of the current standard industry tools (such as the multi-beam sonar) in a number of key applications and provides unparalleled image resolution and beam density. We believe that these capabilities combined with our unique real time visualization advantage, our volumetric data acquisition capability and ability to measure things in real time combined with the further technological advances currently being developed, place the Echoscope® in a position to become the sonar of choice for many underwater applications in the future.

Moreover, many users in complex operations such as underwater construction are reporting significant time savings, and health and safety benefits, which allow them to out-perform their competitors. We believe that our real time 3D solutions including the Echoscope®, which is being referred to by one of our significant customers as “[their] underwater eyes”, are making progress in shifting the conservative approach of the sonar market. Our technology is also used for bespoke and complex underwater construction that requires real time visualization. We believe that our real time 3D solutions are now being viewed as the products of choice in many complex operations. We further believe that our next generation of the real time 3D solutions will become the tools of choice for a much greater number of underwater applications through improved efficiency in work flow process presented by real time visualization capabilities.

We believe that our patented technology is the only commercially available sonar that can provide true real-time 3D volumetric imaging data underwater even in the most challenging zero visibility conditions. This unique capability provides unparalleled underwater scene awareness in similarly high frame rates as cameras and without the reliance of complex and costly positioning and motion reference units or the need for costly post processing of the underwater data acquired. The resultant scene data can be used for multiple tasks simultaneously including object detection and avoidance in true 3D, complex scene mapping and augmented reality 3D workspace imaging combining the real-time 3D data with 3D models, together providing real-time decision making and assessment.

The Echoscope® has a wide range of applications including:

●	inspection of harbor walls;
●	inspection of ship hulls;
●	inspection of bridge pilings;
●	block placements (in the context of breakwater construction)
●	subsea asset placements including landings
●	deep sea mining
●	cable laying, cable pull in operations
●	inspection of offshore installations such as gas and oil rigs and wind turbines;
●	Remotely Operated Vehicle (ROV) navigation (obstacle avoidance);
●	Autonomous Underwater Vehicle (AUV) navigation and target recognition (obstacle avoidance);
●	construction - pipeline touchdown placement and inspection;
●	obstacle avoidance navigation;
●	bathymetry (measurement of water depth to create 3D terrain models);
●	managing underwater construction tasks;
●	underwater intruder detection;

●	dredging and rock dumping;
●	contraband detection;
●	locating and identifying objects undersea, including mines;
●	detection and study of individual species in real time 3D (fish, whales etc.);
●	oil and gas leak detection;
●	fish school detection and analysis;
●	diver tracking and guidance;
●	underwater archaeological and salvage site mapping;
●	decommissioning;
●	offshore renewable energy – cable laying and burial and pull-in;
●	marine salvage operations;
●	harbor construction – concrete armoring; and
●	unexploded ordinances survey and intervention.

Within these applications, the technology can essentially provide real time 3D visualization of static scenes or moving objects from either a static location or a dynamically moving platform (vessel, Autonomous Underwater Vehicle (“AUV”) or Remotely Operated Vehicle (“ROV”)). Conventional sonars are capable of producing maps of static scenes only.

The Echoscope® technology is protected by patents, including a number of complementary patents such as a patent which covers our visualization methodology and our rendering of our real time 3D images. For example, one of our recently awarded patents provides for a new method of using multiple sonar images to produce in real-time 3D a very detailed image with sharply defined edges while intelligently discarding “noise” in the image produced by (for example) passing fish or floating debris.

We market the Echoscope® both as a stand-alone sonar device and as a fully integrated system, marketed under the name “CodaOctopus UIS (Underwater Inspection System)”. The latter is specifically aimed at the port security market and has been adopted by a significant number of ports in the United States. Until recently, we have not had any success with foreign ports for this product. In 2015 we have had success in introducing the system in one East Asian port where it is now on a program of adoption and where it will be used for amongst other applications, salvage and port and harbor inspection.

Due to the price point for our real time 3D solutions, we offer these for rent. The equipment is typically supplied with Echoscope® engineering (operator) services. This rental offering is an increasing and important market for the business and also provides access to the technology to a broader range of users.

Products

Our products are marketed under the “CodaOctopus” brand and consist of three main product lines:

Real Time 3D Sonar includes our unique and patented real time 3D sonars and cutting edge software (including patented techniques for rendering and tracking algorithms) that we believe is shaping the future of subsea operations.

Data Acquisition Products includes integrated hardware acquisition devices that feature rich post-processing software for all levels of geophysical survey work

Motion Sensing Products consists of a range of GPS-aided precision attitude and positioning systems and post-processing software for all types of marine survey and positioning work.

Real Time 3D Sonar

We offer four products within the real time 3D sonar: the Echoscope®, the Echoscope® C500 (launched in 2014), the Dimension® and the CodaOctopus Underwater Inspections System.

Echoscope®

We believe that our real-time 3D imaging sonar technology represents the Company’s most promising area for growth in the medium term. Echoscope®, developed over a period of more than 20 years, is a unique, patented technology generating high resolution 3D images of the underwater environment in low or zero visibility conditions in real time. For each sonar ping that is emitted by the Echoscope®, it receives 16,384 pieces of information back. The competition’s multibeam sonar system receives back approximately 256 pieces of information for each sonar ping. This means in real time the probability of finding an underwater target/object is substantially greater with the Echoscope® than the conventional sonar equipment (such as multibeam or other imaging sonars).

Our current Echoscope® is approximately 15x11.8x6.3 inches and connects to a laptop with gaming specifications or similar hardware configuration which is required to handle the volume of data generated by our sonar.

We are unaware of any other product with the capabilities of the Echoscope®. The heightened awareness of terrorist attacks over the last two decades has resulted in a demand for practical, effective and rapid methods of detecting potential threats (such as explosives in harbors or on ship hulls). We believe that our real time 3D solutions including the Echoscope® are ideally suited for this task, as it provides highly detailed 3D images in real time including in difficult sea conditions where there is low or zero visibility.

The Echoscope® systems will sometimes require additional equipment to form a complete solution allowing us to leverage existing products and services, such as motion sensors and imaging processing software, into a wider market, and this in turn offers further opportunity for other products from the portfolio, such as our F180® positioning systems (Motion Sensing Product), discussed below.

Our Software development capability is an important part of the success we have achieved to date with our real time 3D solutions and our strategy to maintain our lead in designing, manufacturing and selling real time 3D solutions. Our real time 3D solutions are sold with Coda Octopus proprietary top end software, Underwater Survey Explorer” (“USE”), and Vantage or Construction Monitoring System (“CMS). Our Software Package is feature rich and includes significant capabilities that are designed to address subsea challenges by application particularly in the context of a dynamic subsea setting (as opposed to a static mapping of the seabed as is typical for conventional sonar technology). Some of our unique features include:

Feature Description	Functionality
Real Time Measurements	important for many types of subsea operations such as block or asset placements or aiding diving operations;
Models + Software Module	allows the user to import existing models and engineering drawings into the real time subsea environment
Edge Detection Algorithm	allows the user to superimpose an edge to easily identify a subsea target
Rendering a Noise Free Image	allows for a crisp, clear and high resolution photo-like image without any processing (which would be required for conventional sonars)
Tracking Algorithm	Algorithm is used to track known objects within the real time 3D Data. This is currently utilized in our Construction Monitoring Software Package (see below)

The Echoscope® and CodaOctopus Construction Monitoring Software (CMS) Software have important applications for breakwater construction. Our CMS package has been recently updated to include patented algorithms for tracking and placement of the single layer armor blocks used in a breakwater construction.

The CodaOctopus solution is one of two preferred solutions for breakwater construction and increasingly the CodaOctopus’ solution is becoming the preferred solution for subsea block placements in breakwater solutions because of the capabilities that allow the crane operator to visualize the blocks while they are being placed in real-time. The CodaOctopus solution has significantly simplified and made safer this area of the workflow process in breakwater construction.

We do not believe that this important capability along with real-time visualization and monitoring of the construction site including previously laid blocks is possible with competing solutions. In addition, the feature rich software package (CMS) which allows the complete workflow for breakwater construction to be planned within the software, greatly reduces risks and time to the project and improves the quality of project deliverables and progress throughout. The patented tracking algorithms that have recently been enhanced and strengthened allow onward opportunity for similar applications involving placing known objects or structures underwater for other applications as well.

Dimension®

Designed for the remotely operated underwater vehicle (“ROV”) market, the Dimension® real time 3D forward looking sonar with CodaOctopus Vantage software (“Vantage”) offers a step-change view to ROV pilots. With a user-selectable quad-view of the scene in front of the ROV, the pilot can maneuver, navigate and monitor with confidence during zero visibility conditions.

Based on our patented Echoscope® technology and our Vantage software, Dimension® provides unparalleled real-time visualization for subsea vehicle applications. Designed for a wide range of ROVs, Dimension® is a unique, true real-time 3D sonar that transforms ROV underwater operations.

Using the Vantage software suite and advanced beam forming techniques, the Dimension® sonar provides the ROV pilot with a unique quad-view for safe navigation and obstacle avoidance purposes. The Vantage quad-view features a conventional plan-view, commonly provided by scanning sonars, along with three additional and separate real-time perspectives of the subsea environment.

Echoscope® C500 (“C500”)

The C500 was launched in 2014 and is based on our patented Echoscope® technology and delivers real-time 3D sonar capability in a smaller, lighter, ruggedized form factor with reduced power requirements. It is suitable for ROV and autonomous underwater vehicle (“AUV”) based applications as well as vessel deployments.

Fully integrated with our powerful Underwater Survey Explorer software, the C500 can be used with the full range of functionality available including the latest Models+ software module allowing dynamic control of sonar with augmented 3D models in the 3D Workspace. The C500 allows the acquisition of full real-time 3D data in a time efficient manner.

As a result of the reduced form factor, reduced power consumption requirements and price point, this new product opens new markets for our real time 3D solutions.

Software Products

All our sonars are sold with one of three proprietary software applications, Underwater Survey Explorer, Vantage or our Construction Monitoring System (CMS). Our Software packages are critical to the usability of our real time 3D sonar solutions. Our software applications are feature rich and are uniquely driven to provide complete functionality in the live environment without the need to perform post processing and analysis of the data to produce results. There are a number of unique capabilities (some of which are described above).

Data Acquisition

We started our business in 1994 designing and developing the CodaOctopus GeoSurvey software package. For over a decade our GeoSurvey™ has been an industry leading software package on the market for data acquisition and interpretation and provides feature rich solutions and productivity enhancing tools for the most exacting survey requirements. Designed specifically for side-scan and sub-bottom data acquisition, CodaOctopus GeoSurvey has been purchased by numerous leading survey companies throughout the world. This product range includes:

CodaOctopus GeoSurvey Acquisition Products

These consist of a range of hardware and software solutions for field acquisition of sidescan sonar and sub-bottom profiler, which includes analogue and digital interfaces compatible with all geophysical survey systems. This is our original product range that includes the following products:

DA4G - 500, Sidescan sonar and sub-bottom profiler simultaneously

DA4G - 1000, Sidescan sonar and sub-bottom profiler separately

DA4G - 2000, Sidescan sonar or sub-bottom profiler

CodaOctopus GeoSurvey Productivity Suite

This consists of an integrated suite of software that automates the tasks of analyzing, annotating and mosaicing complex data sets, thus ensuring faster and more precise results.

CodaOctopus Instruments

These consist of simple, solid and robust solutions for sidescan sonar and sub-bottom profilers. Used throughout the world by leading survey companies, navies and academic organizations, CodaOctopus instruments are ideal where minimal training and simple installation and set-up is paramount. Coupled with intuitive but powerful post processing software, the Octopus range meets the requirements of survey applications from the smallest inshore survey, rapid deployment naval reconnaissance to large scale site investigations. This product range includes the following:

The DA4G™ series of acquisition systems which provide high quality, robust and reliable data acquisition from the latest digital and analogue sidescan sonar and sub-bottom profiler sensors.

DA4G™ is the 4th generation of our successful DA series and is built on twenty years of knowledge, experience and innovation in supplying unparalleled products and service to the worldwide geophysical survey sector. These purpose-built, turn-key, systems incorporate the very latest hardware specifications and are designed and delivered to meet the demanding nature of offshore survey work.

The DA4GTM range consists of a number of options and is backed up (like all our products) with global service and support.

Motion Sensing Products

The CodaOctopus F180® and the more recently introduced CodaOctopus F170TM families have been developed for the marine environment based on technology originally developed for the extreme world of motor racing. Modifications and enhancements have resulted in a simple-to-use, off-the-shelf product that brings accurate positioning and motion data into extreme offshore conditions for precision marine survey applications worldwide. Variants within the F180® series include the F190™, exclusively configured for use ‘inland’, e.g. within ports and harbors, and the F185™, with enhanced precision positioning to 2 cm accuracy (<1”). Octopus iHeave, an intelligent software product for dealing with long period ocean swell compensation, is fully integrated within the F180® series.

The F170™ family is designed with ease of use in mind. They are compact, simple to install and produce accurate position and motion data for the marine industry. Two product variants are available: the F170™ and the F175™. The F175™ allows integration of third-party GNSS systems thus enhancing the accuracy of the outputs and improving the robustness of the solution.

This product is sold alone and in conjunction with our real time 3D sonars. We are currently expending a significant amount of our resources in developing the new generation of our motion sensors. Our newly developed suite of products will focus on expanding the market into which we sell these devices to include the AUV market which is an expanding market for our products in general.

Coda Octopus Products Limited has the requisite accreditation for its business including LRQ accredited to ISO 9001:2008.

Marine Engineering Businesses (“Service Segment”)

Our Marine Engineering Businesses (Coda Octopus Martech Limited (based in Portland, Dorset, England) and Coda Octopus Colmek, Inc. (based in Salt Lake City, Utah)) operate in the defense space.

We provide engineering services to a wide variety of clients in the defense markets. A significant part of these services are provided to defense contractors and are often intended for prototype productions which typically lead to long term manufacturing contracts. These arrangements often give us preferred/sole supplier status for long term manufacturing contracts, tech refresh and the obsolescence management for such customers. Our engineering capabilities are increasingly being combined with our product offerings, bringing opportunities to provide complete systems, installation and support.

Coda Octopus Martech Limited (“Martech”)

Martech operates in the specialized niche of bespoke and manufacturing services mainly to the United Kingdom defense and subsea industries. Its services are provided on a custom sub-contract basis where high quality and high integrity devices are required in small quantities. Martech has the requisite accreditation for its business including LRQ accredited to ISO 9001:2008.

An example of Martech’s design and engineering services is the development of a ruggedized display unit in military vehicles capable of displaying variables such as wind speed, air temperature and humidity independent of the vehicle’s computer.

In late 2010 Martech was awarded a significant contract to design and build two pre-production decontamination units the successors of which have been designated as part of the ground equipment for a major international military aircraft program.

The Company enjoys pre-approvals to allow it to be short-listed for certain types of government contracts. Much of the more significant business secured by Martech is through the formal government or government contractor tendering process.

Martech is a key supplier of various parts of our marine products business and has been assisting in the further development of a number of those products.

On or around October 18, 2010 our subsidiary, Coda Octopus Martech, entered into an arrangement (Company Voluntary Arrangement or (“CVA”)) under which it was agreed to re-schedule £503,335 an equivalent of $807,000 (using an exchange rate of 1.6035) amounts to trade creditors. Under the CVA this amount was scheduled to be repaid over 4 years.

During the fiscal year 2015 Martech moved into new modern facilities comprising both office, manufacturing and research and development units. These premises are leased from its sister company, Coda Octopus Products Limited. Martech also supplies the latter business with manufacturing capacity for some of its products.

Coda Octopus Colmek, Inc. (“Colmek”)

Colmek is a service provider of defense engineering solutions, particularly in the fields of data acquisition, storage, transmission and display.

It has grown and diversified since beginning its operations in 1977 and now provides services and products to a wide range of defense, research and exploration organizations in the United States.

Colmek designs, manufactures and supports systems that are reliable and effective in multiple military and commercial applications where ruggedness and reliability under extreme operational conditions are paramount and where lives depend on accurate and precise information.

Colmek has the requisite accreditation for its business including LRQ accredited to ISO 9001:2008.

Colmek has long standing relationships with a number of prime defense contractors and has been supporting a number of defense programs for over 15 years including the (CIW) Close In Weapons Support Program (Phalanx) for which it supplies proprietary parts and services and technical refresh programs for these parts. As a result, Colmek has repeat revenues from these long standing programs.

Colmek continues to expand the number of established programs it supplies proprietary parts to. In June 2014 Colmek completed the acquisition of the Thermite® Rugged Visual computer line and the Sentiris AV1 XMC video card from Quantum 3D for a cash consideration of $1,100,000. Colmek also acquired hardware and other intellectual property rights (such as, software code and trademarks pertaining to these products).

The Thermite® Product fits within established programs with Department of Defense (“DoD”) prime contractors and benefits from being a single source product under this program. Customers for this item include US Army, Benchmark, and iRobot’s Defense and Security Division and since acquiring this product in 2014 it has yielded revenues of approximately $1,500,000. The Sentiris product has recently completed its first article inspection and is being developed for a DoD prime contractor.

Thermite® Rugged Visual Computers

●	Rugged, graphics-based PCs designed to perform in the most brutal environmental conditions

●	Focus on graphics-based high-performance computing with integrated accelerated video capture capability

●	Lightweight, power efficient, conduction-cooled

●	Three models, optimized for man-wearable, vehicle, and airborne platforms

●	Programs include dismounted soldier training, mission rehearsal, real-time imaging, robotic control, weapon system control, C4ISR, sensor processing and display

Sentiris AV1 XMC

●	FPGA-based PCI Express Mezzanine Card designed for video and graphics processing applications

●	Targeted platforms include MH-47G helicopters, MH-60M Blackhawk helicopters, MC-130H Combat Talon II and CV-22 Tilt-Rotor aircraft

Stinger™ family of Rugged Small-Form-Factor PCs

The Stinger 1000 is a unique rugged computer that provides a cost effective solution for harsh mobile computing environments. Utilizing PC-104 architecture and employing creative ruggedization, Colmek has engineered a stable platform which is easily tailored to any application.

The Stinger 1000 rugged mobile computer is highly customizable, presenting an inspiring assortment of selectable attributes. The stinger mobile computer is engineered to meet military requirements. Colmek has successfully deployed Stinger products on Unmanned Aerial Systems (UAS), and shipboard for satellite-based tracking systems.

RhinoTuff™ family of Rugged Touch Screen Computers

The robust RhinoTuff™ rugged touch screen computer is built exclusively for reliable operation in the world’s harshest environments. It is modular and user-definable affording maximum flexibility. This all-weather, all terrain, all-in-one PC thrives in a field where the average “tough” computer is simply not tough enough, including, mining and construction sites, oil fields, marine environments, and military battlefields.

Rugged Chassis/Enclosures

The chassis and enclosures offered by Coda Octopus Colmek are fully customizable to military/industrial needs. Colmek is a key supplier on high profile programs including Raytheon’s Phalanx Close-In Weapons System (CIWS) and Northrop Grumman’s airborne mine hunting sonar AN/AQS-24. We also offer a variety of enclosures technologies.

Other products offered by Colmek include subsea telemetry & data acquisition systems, rugged workstations, analog-to-digital converters and rugged LCD displays.

Sales and Marketing

We conduct worldwide sales and marketing through each company individually, with our synergies, national and international exposure sought under the management of the heads of each operation. This structure provides dedicated sales effort in each of the Group companies, and encourages cross-selling and marketing of other Group companies’ products and services. Generally, our focus is on widening our market reach and on selling broader services, systems and solutions within our existing customer base.

Our marketing effort is dedicated to enhancing, reinforcing, and protecting the value of our lead in this emerging market, broadening our current product and systems-based offerings to be able to offer complete solutions. However, within that we have the following supporting marketing sub-strategies:

Product: Build on the significant lead that we have in the market for cutting edge real time 3D solutions by designing and developing the next generation of real time underwater 3D solutions in a superior form to our existing products and thereby open new markets for these solutions by having superior price, performance and customer utility at the forefront of our strategies.

Place: The use of strategic partnerships, at the higher value end of the market, particularly to provide solutions rather than product (e.g. the provision, through partnership, of a complete port security solution to a major port), and the use of existing and new sales agents to provide sales leads for lower value but very important “pure” product sales. We also work with carefully selected agents who through their local relationships or capabilities are able to market and promote our products and assist us in opening new markets for our real time 3D solutions.

Promotion: The attendance and illustration of our capabilities at trade shows, use of customer mailing, advertising and trade public relations.

Competition

Data Acquisition Products

The sonar equipment industry is fragmented with several companies occupying niche areas, and we face competition from different companies with respect to our different products. In the field of geophysical products Triton Imaging Inc., a US-based company, now part of the ECA Group (Toulon, France), Chesapeake, a US-based company, and Oceanic Imaging Consultants, Hawaii, USA, dominate the market with an estimated of 25% each of world sales, while we believe that we control approximately 10% of world-wide sales.

Motion Sensing Products

In the field of motion sensing equipment, where our product addresses a small part of the overall market, we believe that we have four principal competitors: TSS (International) Ltd in Watford, England which is focused on the mid-performance segments with about 25% of the world market; Ixsea, a French company which covers all segments, with about 20% of the market; Kongsberg Seatex, a Norwegian company (part of Kongsberg Gruppen) which has products across all segments, with about 15% of the market; and Applanix, a Canadian company, now part of Trimble which has one major product focused on the high end of the market, with about 20% of the market. We believe that our market share in the field of motion sensing equipment is only about 10%.

Real Time 3D Sonar

In the field of Real Time 3D imaging, we are unaware of other companies offering a similar product. The entry into this market is dependent upon specialized marine electronics and acoustic skills. The learning curve, which has resulted in the advancement of our real time 3D sonar device, is the culmination of two decades of research and development into this field. We are also aware of a number of high profile and substantial competitors’ real time 3D projects that have failed. Over the last several years there have been lower grade sonars entering the market of 3D imaging. Companies such as Tritech International Ltd., United Kingdom, and BlueView Technologies Inc., USA (now a part of Teledyne), are examples, but none of these sonar offerings are direct comparisons or competitors in respect of our real time 3D solutions as we believe that they do not have the same capabilities as our patented Echoscope® technology in terms of generating real time 3D images of submerged objects and environments in low or zero visibility conditions.

We seek to compete on the basis of producing high quality products employing cutting edge technology that is easy to use by operators without specialized skills in sonar technology. We intend to continue our research and development activities to continually improve our products, seek new applications for our existing products and to develop new innovative products.

Marine Engineering Businesses

Through our marine engineering operations, Coda Octopus Colmek, Inc. and Coda Octopus Martech Limited, we are involved in custom engineering for the defense industry in the United States, and in the United Kingdom. Martech competes with larger contractors in the defense industry. Typical among these are Ultra Electronics, BAE Systems, and Thales, all of whom are also partners on various projects. In addition, the strongest competitors are often the clients themselves. Because of their size, they often have the option to proceed with a project in-house instead of outsourcing to a sub-contractor like Martech or Colmek.

Intellectual Property

Our product portfolio and technologies are protected by intellectual property rights including trademarks, copyrights and patents. We have a number of fundamental patents including a patent covering the stitching together of acoustic imagery. This covers the real time acoustic image generation element of what we do, and we believe it provides us with a competitive advantage.

Patents

Our patented inventions along with our strategy to enhance these inventions are at the heart of the Company’s strategy for growth and development.

Our patent portfolio consists of the following:

Patent Number	Description
US Patent No. 6,438,071	Concerns the “Method for Producing a 3-D Image” and is also recorded in the European Patents Register #EP 1097393 B1; Australia #55375/99 and Norway #307014. This patent relates to the method for producing a 3D image of a submerged object, e.g. a shipwreck or the sea bottom.

US Patent No. 6,532,192	Concerns “Subsea Positioning System and Apparatus”

US Patent No. 7,466,628	Concerns a “Method of constructing mathematical representations of objects from reflected sonar signals.”

US Patent No. 7,489, 592	Concerns a “Method of automatically performing a patch test for a sonar system, where data from a plurality of overlapping 3D sonar scans of a surface, as the platform is moved, are used to compensate for biases in mounting the sonar system on the platform”.

US Patent No. 7,898,902	Concerns a “method of representation of sonar images” allowing sonar three dimensional data to be represented by a two dimensional image.

US Patent No. 8,059,486	Concerns a method of rendering volume representation of sonar images.

US Patent No. 8,854,920	Concerns a method of volumetric rendering of three dimensional sonar data sets

US Patent No. 9,019,795	Method of object tracking using sonar imaging

Trademarks

We own the following registered trademarks: Coda®, Octopus®, CodaOctopus®, Octopus & Design®, F180®, Echoscope®, Survey Engine®, Dimension®, DAseries®, Sentiris® and Thermite®; CodaOctopus®Vantage; CodaOctopus® UIS; and CodaOctopus® USE.

We also use the following trademarks: F170™, F175™, F190™, UIS™ TEAM™ and TEAM+™. In addition, we have registered a number of internet domain names.

Government Regulation

Because of the nature of some of our products, they may be subject to United States and other jurisdictions’ export control regimes and may be exported outside these jurisdictions only with the required level of export license or through an export license exception or general export authorization / license.

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

Employees

As of the date hereof, we employ worldwide 87 people, of which 11 hold management positions. A large majority of our employees have a background in science, technology and engineering, with a substantial part being educated to degree and PhD level. None of our employees are members of any union, and we have not experienced organized labor difficulties in the past.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Lakeland, Florida

Our corporate offices, which co-locate with our wholly owned subsidiary, Coda Octopus Products, Inc., are located in Lakeland Florida. In 2012, the Company acquired this property consisting of 3 unified condominium units with office space and warehouse/storage and testing facilities totaling 4,154 square feet.

Orlando, Florida

Our US subsidiary Coda Octopus Products, Inc., purchased a property in Florida on or around February 2016 for around $730,000. This property will be used by staff who are assigned or seconded from other parts of our Organization to our Florida Office to assist with R&D projects and/or who attend offices in Lakeland from time to time to provide training or demonstration of our products.

Salt Lake City, Utah

On March 21, 2015 Coda Octopus Colmek completed the purchase of new office, production and R&D Facilities comprising 16,000 square feet in Salt Lake City, Utah for $1,200,000 in cash. These premises were further customized for Colmek’s use at a cost of approximately $300,000.

Edinburgh, Scotland

Offices

Our wholly owned United Kingdom subsidiary, Coda Octopus Products Ltd, leases office space comprising 4,099 square feet in Edinburgh, United Kingdom. These premises are used as offices. The building is located close to the Port of Leith and the Firth of Forth, which is convenient for conducting trials and demonstrations of our products. The lease for these premises expires February 28, 2019. The annual rent is fixed for the duration of the lease at the British Pounds equivalent of $54,130 (the rent is stated in British Pounds and is therefore subject to exchange rate fluctuations).

R & D Test Facilities

The Company owns a R&D test facility in Edinburgh, Scotland. These premises comprise 917 square feet and are located immediately adjacent to this business’ principal place of business. The premises were acquired on February 6, 2015 for a purchase price of £130,000 (equivalent to $199,318) and have been equipped with an acoustic test tank for the development and testing of our products and are also utilized for our training activities.

Production and Repair Services Facilities

In keeping with its strategy to develop its own core patented flagship technology (its Real Time 3D Sonar Technology), Coda Octopus Products Ltd is leasing manufacturing and service facilities in Edinburgh comprising 2,450 square feet and located a few hundred yards from the Company’s corporate offices at Anderson House. These new facilities have been equipped with a test tank and will be used to manufacture and service our Echoscope® products. Our flagship product is produced at this newly leased facility. The lease expires September 1, 2018. The annual rent is the British Pounds equivalent of $26,950 (the rent is stated in British Pounds and is therefore subject to exchange rate fluctuations). The rent is fixed for the duration of the lease.

Portland, Dorset, England

Martech leases premises owned by Coda Octopus Products Limited. These premises are located in the Marine Center in Portland, Dorset, United Kingdom, and comprise 9,890 square feet that were acquired by Coda Octopus Products Limited in September 2013. The building comprises both office space and manufacturing and testing facilities. The lease, which is for a period of 5 years, provides for an annual rent of the equivalent of $51,000 (the rent is stated in British Pounds and is therefore subject to exchange rate fluctuations). These premises give easy access to marine facilities such as testing vessels etc.

Bergen, Norway

Our wholly owned Norwegian subsidiary, Coda Octopus R&D AS, leases 2,370 square feet of office space in a refurbished maritime business center directly on the waterway connected to Bergen harbor. After the move of the production and servicing of the Echoscope® to Edinburgh, UK, the facility now serves as a research and development center for hardware development of our flagship product utilizing our purpose-built laboratories. We have served notice to surrender the lease for this facility, effective November 2016.

The lease provides for a rental of the equivalent of $33,959 (the rent is stated in Norwegian Kroners and is therefore subject to exchange rate fluctuations) per annum and expires on May 31, 2018. The lease has been terminated in accordance with its terms with effect from December 1, 2016 and we are seeking to find more appropriately sized facilities in Bergen, Norway, where we still carry on part of our Research and Development works for our core technology.

All non-US Dollar denominated rents are stated according to prevailing exchange rates as of the date of each respective lease agreement.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol “CDOC”. The following table sets forth the range of high and low bid prices of our common stock as reported and summarized on the OTCQB or OTCQX, as applicable, for the periods indicated. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Year Ended October 31, 2016	HIGH	LOW
First Quarter	$0.11	$0.09
Second Quarter	$0.11	$0.08
Third Quarter	$0.20	$0.084

Year Ended October 31, 2015	HIGH	LOW
First Quarter	$0.08	$0.05
Second Quarter	$0.07	$0.06
Third Quarter	$0.12	$0.06
Fourth Quarter	$0.10	$0.07

Year Ending October 31, 2014	HIGH	LOW
First Quarter	$0.07	$0.09
Second Quarter	$0.07	$0.06
Third Quarter	$0.12	$0.06
Fourth Quarter	$0.10	$0.07

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. As of August 12, 2016, we had 292 stockholders of record and there were 127,078,395 shares of common stock outstanding.

Recent Sales of Unregistered Securities

On March 5, 2013, the Company issued 4,021,280 shares to CCM LLC in full and final satisfaction of an amount of $571,036 (which formed part of a series of small loans which CCM had made available as working capital to the business in March 2011) and in consideration for postponing a portion of the interest payments due.

On July 24, 2014 the Company issued 142,857 shares of common stock to Core Fund LLP in return for the surrender of warrants to purchase shares of common stock of the Company. These warrants were issued to Core Fund in a financing transaction completed in May 2007. The warrants should have been exchanged for shares in October 2010 as part of the Company’s restructuring efforts. As a result of administrative oversight, these shares were not issued until July 2014.

On June 30, 2015 the Company and the Holder of 6,087 shares of Series A Preferred Stock entered into an Exchange Agreement. Under the terms of the Exchange Agreement it was agreed to exchange 6,087 units of Series A Preferred Stock issued and outstanding (and which under the Certificate of Designation provided for dividends and voting rights) for 1,100 units of Series C Preferred Stock. These shares of Series C Preferred Stock each have a nominal value of $0.001 and a stated value of $1,000. The Certificate of Designation for the Series C Preferred Stock does not provide for dividends or voting rights. The 6,087 units of Series A Preferred Stock were surrendered and cancelled by the Company.

On October 26, 2015 the Company issued 100,000 shares of common stock to one of its directors, Robert Ethrington, in accordance with the terms of his election which provided for these shares of common stock to be issued subject to serving at least one year on the Company’s board.

On December 15, 2015 the Company purchased the remaining issued and outstanding 200 shares of Series A Preferred Stock and these have been surrendered and retired. The Series A Preferred Stock was subsequently eliminated and Series B Preferred Stock as a class was also eliminated.

On March 1, 2016 the Company issued 32,346,682 shares of common stock to the Senior Convertible Debenture Holder, CCM LLC, in payment of $3,558,136 which represented the terminal conversion premium outstanding on the said Senior Convertible Debentures.

During May, June and August 2016, the Company issued 100,000 to each of five members of the Board of Directors for their services performed as directors.

In June 2016, the Company issued an aggregate of 112,500 shares valued at $0.093 per share to two individuals for services rendered.

All securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereunder as they were issued in reliance on the recipients’ representation that they were accredited (as such term is defined in Regulation D), without general solicitation and represented by certificates that were imprinted with a restrictive legend. In addition, all recipients were provided with sufficient access to Company information. Similar restrictions and conditions also apply to the non-freely transferable shares that were issued prior to the last two financial years.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

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

General Overview

Preliminary Note

This annual report relates to the fiscal year ended October 31, 2010. Nevertheless, information included in this General Overview is current as of the date of filing of this annual report.

Coda Octopus Group, Inc. (“Coda,” “the Company,” or “we”) designs and manufactures patented real time 3D sonar solutions and other leading products for sale to the subsea, defense, mining and marine sciences markets, among others. In addition, we supply marine engineering business services to prime defense contractors.

We operate through two operating business segments: Marine Technology Business (“Products” segment) and Marine Engineering Business (“Services” segment). Our products are used primarily in the underwater construction market, offshore oil and gas and wind energy industry, and in the complex dredging, port security, mining and marine sciences sectors. Our customers include service providers to major oil and gas companies, law enforcement agencies, ports, mining companies, defense companies and universities.

We supply our marine engineering business services mainly to prime defense contractors. We have been supporting some significant defense programs for over 20 years, including the CIWS (Close In Weapon Support) program that enables us to supply and maintain proprietary parts through obsolescence management programs.

Historically, the Marine Technology Business generated approximately 70% of our revenues. In the last two fiscal years the Marine Technology Business has generated closer to 50% of our overall revenues, with the Marine Engineering Business growing at a faster pace. The slower growth of revenues generated by our Products Segment is largely due to the contraction in the oil and gas (O&G) industry. Due to the effort by O&G companies to restructure their O&G operations, the climate in which we sell is fiercely competitive. As a result, we often have to offer customers greater discount on our sales. Consequently, gross profit margins for our Products Segment have weakened.

Nevertheless, we continue to believe that our unique and patented real time 3D solutions, which allow users to have real time (instantaneous) 3D images of their underwater environment even where there is low or zero visibility conditions, is a significant advancement on the current technology available in the subsea sonar market. Because of its real time capability providing volumetric data of underwater target (including the seabed), this technology reduces the operational costs to users as it does not rely on processing of the underwater data after collection as this is provided in real time, similar to a camera. Many of our customers are reporting significant efficiency gains and therefore cost savings. Furthermore, because the technology provides real time image of the underwater environment of the user, it enhances safety significantly. Many subsea tasks currently performed have limitations due to physical constraints and safety reasons. The technology is therefore used for many tasks that traditionally would be performed by divers and, in some instances, the technology is used as an aid to the diver. This results in significant costs reduction for our customers. In addition, our real time 3D solution is one of two preferred solutions for subsea asset placements (such as Accropodes™, mattress placements, block placements and the like). Due to the decline in the price of oil, many O&G companies are seeking cost effective solutions for their operations. We believe that our real time 3D solution has the potential to revolutionize the technology used in underwater operations particularly where real time visualization is required or zero or low visibility conditions prevail.

In recent years we have made good progress in getting our core real time 3D technology, the Echoscope®, adopted by a significant number of ports in the USA (the CodaOctopus Underwater Inspection System – which integrates our Echoscope, motion sensing product and hydrographic pole) where it is used for port and harbor security. However, until recently we had not managed to replicate this success with foreign ports. In 2015 we secured the first sale of our Underwater Inspection System to a foreign port in Asia and we expect to sell a number of systems to this port for the next three years.

We have also made progress in expanding the markets (and applications) into which we sell our real time 3D Sonars. Recently, we have sold a number of systems to mining companies. Increasingly, our customers involved in energy and renewables are adopting the technology as the primary tool for scour management, subsea cable installation and associated cable protection tasks.

In addition, in recent years we have started to rent our real time 3D solutions with engineering services. Given the contraction in the O&G market, rental is increasingly becoming an important part of the composition of the Company’s revenues.

The following brief overview highlights some of the major issues that currently impact the Company’s business.

The Group’s business is subject to influence from a number of factors including:

a.	the price of commodities, in particular O&G. The decline in the O&G price has resulted in large scale reduction in capital and operational expenditures budgets, which directly impact on the sales of our products into these and related markets;

b.	the allocation of funds to defense procurement by governments in the USA and UK;

c.	volatility of the markets including the currency market;

d.	uncertainty on the impact of the United Kingdom decision to terminate its current membership of the European Union;

e.	A significant percentage of the Company revenues are generated by the Company’s subsidiaries in the United Kingdom. The decline of the value of sterling is likely to impact our overall revenues which are reported in USD.

f.	In the event that the United Kingdom does not secure access to the European Union Single Market, this is likely to directly impact our cost basis as currently we do not pay export duty on products that we sell to customers in the Single Market;

g.	Global-political uncertainties affecting the markets into which we sell our goods and services; and

h.	the general global economic environment.

The Group has very limited external sources of capital available, and as such is reliant upon its ability to sell its products and services to provide sufficient working capital for its operations and obligations.

The Company’s operations are split between the United States, United Kingdom, Australia and Norway. A large proportion of our revenues and costs are incurred outside of the USA with a significant part of that in the United Kingdom (“UK”).

On June 23, 2016, the United Kingdom voted to exit the European Union. This resulted in significant currency exchange rate fluctuations and volatility in global stock markets. The British government is expected to commence negotiations to determine the terms of Brexit. The United Kingdom’s separation could, among other things, disrupt trade and the free movement of goods, services and people between the United Kingdom and the European Union or other countries as well as create legal and global economic uncertainty. Currencies could remain volatile for the foreseeable future.

We have already suffered adverse currency movements affecting our UK Businesses subsequent to the reporting period as a result of Brexit. Given the lack of comparable precedent, the implications of Brexit or how such implications might affect the Company in the medium to long term are unclear.

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

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 1, “Summary of Significant Accounting Policies” of our Consolidated Financial Statements.

Revenue Recognition

We record revenue in accordance FASB ASC Topic 605 - Revenue Recognition.

Revenue is derived from our products sold by our subsidiaries, Coda Octopus Products Inc. and Coda Octopus Products Ltd., from sales of underwater technologies and equipment for imaging, mapping, defense and survey applications. Revenue is also derived through service contracts gained by our Martech and Colmek businesses. In 2014 we opened a sales office in Australia, under the name Coda Octopus Products Pty Limited.

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

Results of Operations

General

Cash Framework Agreement

On March 16, 2009 the Company entered a “Cash Control Framework Agreement” with the holder of the Company’s Senior Secured Debentures, under which the Company obtained working capital secured by invoices. This facility provided a debtor book financing package to allow the Company to obtain up to $2.15 in working capital against the security in and/or over the receivables. The Parties agreed to terminate this agreement in March 2011.

Reorganization

As part of the Company’s cost cutting and reorganization efforts, during fiscal 2009, the Company’s replaced its management, including the President and CEO, the SVPs, and the Board of Directors.

On or around October 18, 2010 our subsidiary, Coda Octopus Martech, entered into an arrangement (Company Voluntary Arrangement or CVA) under which it was agreed to re-schedule £503,335 (an equivalent of $807,000 using an exchange rate of 1.6035) amounts to trade creditors. Under the CVA this amount was scheduled to be repaid over 4 years.

In the fiscal year 2016 the Company relocated its production of its flagship patented product, the Echoscope®, from Bergen, Norway to new production facilities in Edinburgh, UK.

See Note 16 of the Consolidated Financial Statement for more current information on the CVA.

Comparison of fiscal year ended October 31, 2010, compared to fiscal year ended October 31, 2009.

For the purpose of this report, the 2010 Period means November 1, 2009 through to and including October 31, 2010 and the 2009 Period means November 1, 2008 through to and including October 31, 2009

Revenue	Total revenues for the 2010 and 2009 were $11,509,933 and $13,224,435 respectively, representing a decrease of 13.0%. A significant factor in the decline of our revenues during the 2010 period was the general downturn in the global economy which directly impacted on our sales in both the contracting and products segments.

Gross Margins	Margins were weaker in the 2010 period at 46.3% (gross profit of $5,334,300) compared to 52.2% ($6,908,474) in the 2009 period, reflecting a different mix of sales in our businesses (Products Segment versus Contracting Segment). The downturn in global economy resulted in fall in revenues which also impacted on gross margins.

Research and Development (R&D)	R&D expenditures decreased by 33.6% from $2,652,713 in the 2009 period to $1,762,035 in the 2010 period. The reduction is a reflection in the continued implementation of restructuring of the Group by containing and reducing costs across the Group, which largely involved reduction in headcount and termination of consultancy arrangements across the Group.

Selling, General and Administrative Expenses (SG&A).

SG&A expenses for the 2010 period decreased to $6,382,598 from $10,996,833 for the 2009 period, a reduction of 42% reflecting the activities under the cost reduction plan that was executed during the 2009 and 2010 periods. The reduction is a reflection in the continued implementation of restructuring of the Group by containing and reducing costs across the Group, which largely involved reduction in headcount and termination of consultancy arrangements across the Group.

A breakdown of corporate (HQ) SG&A is in the table below:

	2010	2009

Rent and utilities	$108,249	$211,550
Office expenses	47,169	176,816
Payroll	311,516	1,773,265
Insurance	123,396	241,872
Professional	723,810	3,106,217
Forex	2,275	41,511
Marketing	1,559	320,330
Travel	84,508	203,834
Sale of asset	-	1,096

Total Corp SG&A	1,402,482	6,076,491

Depreciation, impairment and amortization	1,302,352	279,821
Stock based compensation	51,771	226,710

Key areas of 2010 period expenditure include:

●	wages and salaries, where we spent $3,807,884 or 49.8% of our SG&A costs during the 2010 period against $6,835,266 or 60.8% of our SG&A cost during the 2009 period;

●	legal and professional fees, including accounting, audit and investment banking services, where we spent $853,955 or 11.2% in the 2010 period of our SG&A costs against $3,293,878 or 29.3% of our SG&A costs in the 2009 period;

●	travel costs where we spent $295,109 or 3.9% of our SG&A costs in 2010 against $476,677 or 4.2% of our SG&A costs in the 2009 period,

●	rent for our various locations decreased in the 2010 Period to $470,343 or 6.1% of our SG&A costs against $715,910 or 6.4% of our SG&A costs during the 2009 period; and

●	marketing costs where we spent $212,084 or 2.8% of our SG&A costs during the 2010 Period against $522,576 or 4.6% of our SG&A costs during the 2009 period.

Amortization of deferred financing cost	In connection with the secured convertible debenture, see Note 13, we carried $1,271,170 in deferred financing costs as an asset on our consolidated balance sheet at 2009. During the 2010 period, management took the view that this asset was impaired and wrote down this amount in full.

Stock Based Compensation Expense	This category of expenditure reduced by $174,939 in the 2010 period which reflects the reduction in stock and stock options issued and/or vested in the 2010 period.

Operating Loss	We incurred a loss from operations of $2,810,333 in the 2010 period against $6,741,072 in the 2009 period. This decrease of 58.3% of the operating loss is attributable to the Cost Cutting Program we embarked on from February 2009.

Interest Expense	Interest expense increased by 8.6% in the 2010 period to $2,005,836 from the 2009 period interest expense, which were $1,846,883. In both years, we have included amortization of the 30% redemption premium for the senior secured our convertible notes, at a cost of $514,285 for both the 2010 period and the 2009 period.

Other Income	This category of income was $1,751,477 in the 2010 period as compared to $201,748 in the 2009 period. This increase in this category of income is largely due to reversal of accruals that had been made for pending claims and/or litigation expense and provisions and for which lower amounts were paid.

Dividends	In the 2010 period, no dividends were declared on the outstanding Series A Preferred stock as the Company’s Board of Directors resolved that it would not be appropriate under Delaware law. In the 2009 Period, dividends totaled $47,382 for the year. Since then, the Series A Preferred stocks have been exchanged for a newly created class, Series C which has no voting or dividend rights.

Net Loss	In the 2010 period, we realized a net loss of $1,778,316 as compared to a net loss of $9,480,520. The reduction in net loss in the 2010 period is a reflection of the ongoing restructuring program under which an extensive cost containment and reduction program was implemented, mainly in the categories of head count and HQ costs.

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

Items recorded or measured at fair value on a recurring basis in our accompanying financial statements consisted of the following items as of October 31, 2010:

		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Restricted cash	$827,266	$827,266	$-	$-
Short term investment	$14,875	$14,875	$-	$-
Total	$842,141	$842,141	$-	$-
Liabilities:
Warrant liability	$473,384	$-	$-	$473,384
Loans and notes payable	$14,583,866	$-	$14,583,866	$-
Total	$15,057,250	$-	$14,583,866	$473,384

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

The fair value of the assets, short term investments, at October 31, 2009 was grouped as Level 1 valuation as the market price was readily available, and there has been no change to the fair value of the securities at October 31, 2010.

Loans and notes payable is recorded at face amount, which approximates fair value.

Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared assuming it will continue as a going concern. For the fiscal year ended October 31, 2010, the Company had an accumulated deficit of $59,285,833, negative working capital of $16,912,615, stockholders’ deficit of $13,036,649 and generated a deficit in cash flow from operations of $256,415 in the 2010 period. The Company has been dependent upon the ability to generate revenue from the sale of its products and services and the discretion of the note holder to release cash to cover operations under the Cash Control Framework Agreement. This facility provided a debtor book financing package to allow the Company to obtain up to $2.15m in working capital against the security in and/or over the receivables. This agreement was terminated in March 2011.

Inflation and Foreign Currency

The Company maintains its books in local currency: US Dollars for its US operations, Pounds Sterling and Norwegian Kroner for its United Kingdom and Norwegian operations and, since 2014, Australian Dollars for its Australian operations, respectively.

For the fiscal year ended 2010 the Company’s operations were conducted almost equally inside the United States and outside the United States through its wholly-owned subsidiaries. As a result, fluctuations in currency exchange rates may significantly affect the Company’s sales, profitability and financial position when the foreign currencies of its international operations are translated into U.S. dollars for financial reporting. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may affect the Company’s business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company’s sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

The translation of the Company’s UK operations’ pound sterling denominated balance sheets into US dollars has not been significantly affected by changes in the average value of the US dollar against the British pound sterling. The average exchange rate during the 2010 Period was $1.56 USD to the GBP against $1.54 during the 2009 Period – an appreciation in value of 1.3%.

The translation of the Company’s Norwegian operation’s Norwegian Kroner (NOK) denominated balance sheets into US dollars, as of October 31, 2010, has been affected by the currency fluctuations of the US dollar against the NOK from an average rate of $0.186 during the 2009 Period, to $0.167 during the 2010 Period; an approximate 11% depreciation of value. These are the values that have been used in the calculations below.

The impact of these currency fluctuations on the 2010 Period is shown below:

	Pound Sterling		Norwegian Kroner
	Actual Results	Constant Rates	Actual Results	Constant Rates	Total Effect

Revenues	$6,434,976	$6,368,479	$1,837	$2,046	$(66,288)
Costs	8,047,815	7,964,651	798,865	889,551	7,522
Net losses	(1,612,839)	(1,596,172)	(800,702)	(891,597)	(74,228)
Assets	6,969,080	6,417,123	56,388	62,004	(546,341)
Liabilities	3,704,044	3,557,360	365,085	401,446	(110,323)
Net assets	3,265,036	2,859,763	(308,697)	(339,441)	(436,017)

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, increased losses for the year by $74,228 and decreased net assets by $436,017. In addition, the Company booked transactional exchange rate gains of $449,648 during the 2010 period. All of these amounts are material to our overall financial results.

As a result of the decision by British voters to leave the European Union, we expect economic uncertainty to increase until the negotiations for the British exit have been completed and the relationship between the UK and the EU has been solidified. This uncertainty will most likely have a profound effect on the value of the British Pound. Since approximately 50% of our revenues are generated in that currency, we expect our revenues to be greatly impacted by the resulting currency fluctuations. We also expect our direct costs of sales for components sourced outside of the UK to increase.

Operating Activities

Net cash used in operating activities for the year ended October 31, 2010 was $256,415. We recorded a net loss for the period of $1,778,316. Other items in uses of funds from operations included non-cash charges related to depreciation and amortization, stock based compensation, non-cash interest expense, change in fair value of warrant liability, gain on settlement of payables, bad debt, loss on disposal of equipment, and impairment of goodwill, which collectively totaled ($396,719). Decrease in operating assets increased net cash from operating activities by $1,416,521 and increases in operating liabilities increased net cash from operating activities by $502,099.

Investing Activities

Net cash provided by investing activities for the year ended October 31, 2010 was $232,140 due to changes in restricted cash and the sale of fixed assets and marketable securities.

Financing Activities

Net cash provided by financing activities for the year ended October 31, 2010 was $246,319 as a result of proceeds from working capital loans.

Financing Activities

Equity Offerings

The Company has financed its activities primarily with cash generated from operations and through the issuance of equity securities. From 2006 through 2008, it has raised approximately $24 million through various private equity offerings.

Secured Convertible Debentures

On February 21, 2008 we issued to a London based institutional investor freely transferrable senior secured convertible notes in the principal amount of $12,000,000 (the “Notes”). The Notes are secured by all of the assets of the Company and its subsidiaries and initially matured 84 months after the date of issuance at which time they were redeemable at 130% of the face amount of the Notes. The Notes accrue interest at the annual rate of 8.5%, payable in cash in semi-annually in arrears. The Notes are convertible into our common stock at the option of the Noteholders at a conversion price of $1.05. Since its issuance, the Notes have been subject to a number of renegotiations and extensions of payment due dates. The Company recently restructured the Notes as follows:

●	The maturity date of the Notes was extended to November 1, 2017;

●	The Company will reduce the principal amount outstanding under the Notes by $2,000,000 payable in 10 equal monthly payments commencing March 31, 2016;

●	On March 1, 2016, the Company issued 32,346,682 shares of its common stock in extinguishment of $3,558,136 (representing the redemption premium) due under the Notes at an effective price per share of $0.11; and

●	The Company has agreed to start filing reports under the Securities Exchange Act of 1934 before March 1, 2017.

As of October 31, 2015, the principal balance plus accrued interest and accrued conversion premium under the Notes was $14,940,258. As a result of the restructuring, as of April 30, 2016, the total balance outstanding under the Notes had been reduced to $11,180,706. This amount includes principal and interest.

The Notes are currently held by CCM, LLC, an entity which controls approximately 22.5% of the issued and outstanding common stock of the Company.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Inflation

The effect of inflation on the Company’s operating results was not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index of Financial statements following Part III of this Report for a listing of the Company’s financial statements and notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and then Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of October 31, 2010. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Group Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of October 31, 2010. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During this evaluation, the Company identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness consists of, as of the end of the period covered by this report, limited financial resources, limited number of employees, namely an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Based on our assessment and the criteria discussed above, the Company has concluded that, as of October 31, 2010, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

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

Plan for Remediation of Material Weaknesses

We plan to improve our control environment and to remedy the identified material weakness by expanding the resources available to the financial reporting process. These ongoing efforts are to include: (i) evaluating and improving our existing internal control documentation to develop clear identification of key financial and reporting controls; (ii) reviewing our accounting process; and, (iii) and reviewing our control procedures with the aim of in developing on-going test plans to assure compliance and enhancement as needed to existing controls. A principal reason for the identified weakness is our lack of financial resources. We believe that once we identify adequate funding, we will be able to remedy the material weakness.

Limitations on Effectiveness of Controls and Procedures

Even when additional financial resources become available, our management does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management overriding the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended October 31, 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are the executive officers and directors as of the date hereof:

Name	Age	Position
Michael Hamilton	69	Chairman
Annmarie Gayle	49	Chief Executive Officer and Director
Michael Midgley	64	Acting Chief Financial Officer, Chief Executive Officer of Coda Octopus Colmek, Inc. and Director
Blair Cunningham	47	President of Technology and Chief Executive Officer of Coda Octopus Products Inc. and Director
Geoff Turner	64	Deputy Chief Executive Officer and Director
Robert Ethrington	71	Director
Francis Rogers	73	Director

Michael Hamilton has been our Chairman of the Board since June 2010. Since 2014, Mr. Hamilton has provided accounting and valuation services for a varied list of clients. He was Senior Vice President of Powerlink Transmission Company from 2011 through 2014. From 1988 to 2003, he was an audit partner at PriceWaterhouseCoopers. He holds a Bachelor of Science in Accounting from St. Frances College and is a certified public accountant and is accredited in business valuation. Because of Mr. Hamilton’s background in auditing, strategic corporate finance solutions, financial management and financial reporting, we believe that he is highly qualified to act as the Company’s Chairman.

Annmarie Gayle has been our Chief Executive Officer and a member of the Board of Directors since 2011. Prior thereto, she spent two years assisting with the restructuring of our Company. She previously served with the Company as Senior Vice President of Legal Affairs between 2006 and 2007. Earlier in her career she worked for a major London law practice, the United Nations and the European Union. Ms. Gayle has a strong background in restructuring and has spent more than 12 years in a number of countries where she has been the lead adviser to a number of transitional administrations on privatizing banks and reforming state owned assets in the CEE countries including banking, infrastructure, mining and telecommunications assets. Ms. Gayle has also managed a number of large European Union funded projects. Ms. Gayle holds a Law degree gained at the University of London and a Masters of Law degree from Cambridge University. She is qualified to practice as a solicitor in England & Wales. Because of her wealth of experience in corporate governance, large scale project management, restructuring, strategy, structuring and managing corporate transactions, we believe that she is highly qualified to act as our Chief Executive Officer.

Michael Midgley has been our acting Chief Financial Officer since 2013. He has also been Chief Executive Officer of Colmek since 2010, which he joined in 2008. He is a qualified CPA and has had his own practice as well as working for regional accounting firms, specializing in SEC and Tax practice areas. Mr. Midgley attended the University of Utah. Due to Mr. Midgley’s expertise in financial reporting, we believe that he is highly qualified to serve as the Company’s Chief Financial Officer and as a member of the Board of Directors.

Blair Cunningham has been with the Company since July 2004 and has had a number of roles including President of Technology and CEO of Coda Octopus Products, Inc. (current position), Chief Technology Officer and Head of R& D Operations of Coda Octopus Group, Inc. since 2005 and Technical Manager of Coda Octopus Products Ltd between July 2004 and July 2005. From March 1992 to present he has served as a Director of Softworks Business Systems Solutions Ltd, an Aberdeen, Scotland, based software company which developed turnkey software solutions for large public companies. From 1990-92, Mr. Cunningham was an Analyst/Programmer with an Aberdeen company (now defunct). Mr. Cunningham received an HND in Computer Science in 1989 from Moray College of Further Education, Elgin, Scotland. Because of Mr. Cunningham’s expertise in technology, the Company believes that he is highly qualified to serve in his current roles.

Geoff Turner has been a director since 2011. He has been with the Company since May 2006 and during that time has had a number of roles including Senior Vice President, Mergers and Acquisitions of Coda Octopus Group, Inc. and President European Operations. From September 2009 to 2011, he acted as the Company’s Chief Executive Officer. He acted as interim Chief Financial Officer from January 2010 to March 2011. Previously, he served as a consultant from November 2005 to April 2006 through his consultancy company Taktos Limited. He has been involved in the IT industry for over 30 years, in both technical and commercial roles. He spent the 13 years up to 1999 with GE Information Services (& International Network Services), the then global market leader in Electronic Commerce, where he was Director of Business Development for Europe, Middle East and Africa. During this time, in addition to his business development roles he held posts as Software Products Director, and in global channel sales management. Since leaving GE in 1999, Mr. Turner has been involved as a shareholder and a consultant through Taktos Limited in a number of businesses ranging from financial services businesses to a provider of supply chain management software. Because of Mr. Turner’s expertise in IT and business development, the Company believes that he is highly qualified to act as a member of the Board of Directors.

Robert Ethrington has been a member of our Board of Directors since 2013. Since 1989, Mr. Ethrington has been a director of Resanco Ltd., a UK based consultancy firm specializing in competitive strategy and corporate restructuring services that operates in both developed world countries and in developing countries of Asia and Africa and economies of the former Soviet Union. He has also been a director of Resendjer srl, a Moldova based manufacturer of essential oils, since 2001. Mr. Ethrington earned a Bachelors’ of Arts Degree from Leeds University and an MBA from Cranfield University. Because he is a strategic and financial expert with forty years of experience in the fields of corporate restructuring in both the private and public sectors, we believe that he is highly qualified to serve as a member of our Board of Directors.

Chuck (Francis) Rogers has been a member of our Board of Directors since July 2016. Since 2014, he has been affiliated with Score and KMDR, LLC, a California based financial and business consultancy firm. Mr. Rogers was President and Chief Executive Officer of three diverse businesses from 1998 to 2014; the most significant was the ASC Group, Inc., an electronics systems integrator serving the defense and aerospace market worldwide. He holds a B.S. in Ceramic Engineering from Alfred University and an MA in Economics and Finance from St. Mary’s University. Because of his experience in running large companies and financial expertise, we believe that Mr. Rogers is highly qualified to be a member of our Board of Directors.

Employment Agreements

Annmarie Gayle

The functions performed by Annmarie Gayle are provided through Pemanaco Limited, a corporation incorporated in England and Wales (“Pemanaco”) and wholly owned by Ms. Gayle. Under the terms of a Consultancy Agreement, dated June 15, 2013, Pemanaco is making Ms. Gayle available to the Company to act as its Chief Executive Officer on a full-time basis and a member of its Board of Directors. The annual fees due under the Agreement are $230,000 payable in monthly installments. Ms. Gayle is also entitled to an annual performance bonus of $100,000, upon achieving certain targets that are to be defined on an annual basis. The agreement provides for 30 days of paid holidays in addition to public holidays observed in England and Wales.

The agreement may be terminated only upon twelve month prior written notice without cause. The Company may terminate the agreement for cause, immediately and without notice. Among others, “for cause” includes gross misconduct, a serious or repeated breach of the agreement and negligence and incompetence as reasonably determined by the Company’s Board. The agreement includes a 12-month non-compete and non-solicitation provision.

Geoff Turner

The functions performed by Geoff Turner are provided through Taktos Limited, a United Kingdom corporation (“Taktos”) wholly owned by Mr. Turner. Under the terms of a Consultancy Agreement, dated June 15, 2013, Taktos is making Mr. Turner available to the Company to act as its Deputy Chief Executive Officer on a full-time basis and a member of its Board of Directors. The annual fees due under the Agreement are $156,000 payable in monthly installments. Mr. Turner is also entitled to an annual performance bonus upon achieving certain targets that are to be defined on an annual basis. The agreement provides for 30 days of paid holidays in addition to public holidays observed in England and Wales.

The agreement may be terminated only upon twelve month prior written notice without cause. The Company may terminate the agreement for cause, immediately and without notice. Among others, “for cause” includes gross misconduct, a serious or repeated breach of the agreement and negligence and incompetence as reasonably determined by the Company’s Board. The agreement includes a 12-month non-compete and non-solicitation provision.

Blair Cunningham

Under the terms of an employment contract dated January 1, 2013, our wholly owned subsidiary Coda Octopus Products, Inc. employs Blair Cunningham as its Chief Executive Officer and President of Technology. He is being paid an annual base salary of $160,000, subject to review by the Company’s Chief Executive Officer. Mr. Cunningham is entitled to 25 vacation days in addition to any public holiday.

The agreement may be terminated only upon twelve month prior written notice without cause. The Company may terminate the agreement for cause, immediately and without notice. Among others, “for cause” includes gross misconduct, a serious or repeated breach of the agreement and negligence and incompetence as reasonably determined by the Company’s Board. The agreement includes a 18-month non-compete and non-solicitation provision.

Michael Midgley

Pursuant to the terms of an employment agreement dated June 1, 2011, Mike Midgley was appointed the Chief Executive Officer of our wholly owned subsidiary Coda Octopus Colmek, Inc. He is being paid an annual salary of $130,000 subject to an annual review by Colmek’s Board of Directors and the Company’s Chief Executive Officer. Mr. Midgley is entitled to 20 vacation days in addition to any public holiday.

The agreement may be terminated at any time upon 4 month prior written notice. The Company may terminate the agreement for cause, immediately and without notice. Among others, “for cause” includes gross misconduct, a serious or repeated breach of the agreement and negligence and incompetence as reasonably determined by the Company’s Board. The agreement includes a 12-month non-compete and non-solicitation provision.

On May 16, 2016, the Company’s Board of Directors ratified Mr. Midgley’s position as the Company’s acting Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered for the fiscal years ended October 31, 2010 and 2009 by our executive officers. The following information includes the dollar value of base salaries, bonus awards, stock options grants and certain other compensation, if any, whether paid or deferred. Conversion rates were used for 2010 and 2009 of $1.55634 and $1.94143 to £1 respectively and for 2010 $0.16704 to 1 Norwegian Krone.

Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Option Awards	All Other Compensation	Total
		($)	($)	($)	($)(4)	($)(5)	($)

Geoff Turner (1)	2010	112,389	-0-	-0-	-0-	38,966	151,355
Chief Executive Officer, Chief Financial Officer	2009	161,875	-0-	50,000	-0-	15,328	227,203

Judith Wallace (2)	2010	107,804	-0-	-0-	-0-	6,225	114,029
Chief Financial Officer

Mike Midgley (3)	2010	130,000	-0-	-0-	-0-	-0-	130,000
CEO of Coda Octopus Colmek

Blair Cunningham	2010	161,875	-0-	-0-	-0-	18,866	180,741
Chief Technology Officer	2009	161,875	-0-	-0-	-0-	18,866	180,741

(1)	Mr. Turner became Chief Executive Officer effective September 23, 2009. He also acted as Chief Financial Officer until May 2010.

(2)	Ms. Wallace acted as our Chief Financial Officer from May 2010 to November 2010.

(3)	Mr. Midgley became Chief Executive Officer of Coda Octopus Colmek in 2010.

(4)	Amount represents the aggregate grant date fair value computed in accordance with ASC 718.

(5)	All other compensation consisted of car allowances, re-location expenses, disability payments, pension benefits and/or pay for vacation not taken. Some of these amounts were paid in UK Pounds at the conversion rates shown above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2010*

Option Awards

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)

Geoff Turner(3)	17,000	33,000	$1.30	August 2013
Chief Executive Officer

Blair Cunningham	17,000	33,000	1.30	August 2013
Chief Technology Officer

Rolf Kahrs Hansen	None
Judith Wallace	None

* In accordance with the rules promulgated by the Securities and Exchange Commission, certain columns relating to information that is not applicable have been omitted from this table. As of the date hereof all outstanding options have expired or have been canceled.

DIRECTOR COMPENSATION*

(During Last Completed Fiscal Year)

Name** (a)	Fees Earned or Paid in Cash (1) ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d) (2)	Total ($) (j)
Michael Hamilton	$1,875	$-	$52,500	$54,375
Frank Moore	$3,750	$-	$-	$3,750
Christopher Parry	$1,875	$-	$-	$1,875

* Information relates to the fiscal year ended October 31, 2010. In accordance with the rules promulgated by the Securities and Exchange Commission, certain columns relating to information that is not applicable have been omitted from this table.

** Does not include individuals who were both executive officers and directors but who did not receive extra compensation as a result of their directorship.

(1)	All cash fees shown in the table above were earned by the directors and accrued by the Company. However, none have been paid to the directors to date. Figures do not include expenses incurred by the directors in the course of their duties and which have accrued but not been paid.

(2)	Comprising 50,000 5 year options valued based on date of issue or commitment to issue using Black Scholes method and booked into our accounts as an expense. A similar amount of options granted to Christopher Parry lapsed upon his resignation from the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our common stock are required to report their ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain reporting persons that no other reports were required, we believe that during our fiscal year ended October 31, 2010, no reports relating to our securities required to be filed by current reporting persons were filed late.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 12, 2016 regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock. The percentage ownership in this table is based on 127,078,395 shares issued and outstanding as of August 12, 2016.

Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock (2)	Percent of Common Stock

Michael Hamilton	100,000	*
Annmarie Gayle (2)	182,520	*
Michael Midgley	100,000	*
Geoff Turner	140,159	*
Blair Cunningham	340,159	*
Robert Ethrington	450,000	*
Francis Rogers	100,000	*
Niels Sondergaard Carit Etlars Vej 17A 8700 Horsens Denmark	30,988,791	24.4%
CCM Holdings LLC (3) 376 Main Street Bedminster, NJ 07921	28,595,037	22.5%
BKF Asset Holding Inc. (4) 31248 Oak Crest Drive, Suite 110 Westlake Village, CA 91361	9,372,256	7.4%
G. Tyler Runnels (5) 2049 Century Park East, Suite 320 Los Angeles, CA 90067	7,307,224	5.8%
J. Steven Emerson (6) 1522 Ensley Avenue Los Angeles, CA 90024	6,483,765	5.1%
Bryan Ezralow (7) 23622 Calabasas Rd. Suite 200 Calabasas, CA 91302	8,478,571	6.7%
All Directors and Executive Officers as a Group (seven persons):	1,412,838	1.1%

* Less than 1%.

(1)	Unless otherwise indicated, the address of all individual and entities listed below is c/o Coda Octopus Group, Inc. 4020 Kidron Road, Suite #4, Lakeland, FL 33811.

(2)	Does not include 30,988,791 shares beneficially owned by Ms. Gayle’s domestic partner. Ms. Gayle disclaims any beneficial ownership in those shares.

(3)	The Company has been advised that this entity is the registered owner of the shares and that they are being held for the benefit of a number of parties. The Company has been further advised that it has sole voting and dispositive power over these shares through John W. Galuchi, Jr., its managing member.

(4)	The Company has been advised that Steven N. Bronson has voting and dispositive power over the shares held by this entity.

(5)	Includes 5,364,005 shares held by the Runnels Family Trust DTD 1-11-2000 of which Mr. Runnels is a trustee. Also includes the following: 1,050,122 shares held by T.R. Winston; 351,950 shares held by High Tide LLC; 341,147 shares held by TRW Capital Growth Fund, Ltd.; and 200,000 shares held by Pangaea Partners. The Company has been advised that Mr. Runnels has voting and dispositive power with respect to all of these shares.

(6)	Includes the following: 1,942,857 held by IRA R/O II; 1,578,571 shares held by Roth IRA; 690,580 shares held by the Bridget Emerson Family Trust; 285,714 shares held by Emerson Partners. The Company has been advised that Mr. Emerson has voting and dispositive power with respect to all of these shares.

(7)	Consists of 6,000,000 shares held by the Bryan Ezralow 1994 Trust u/t/d 12/22/1991 and 2,478,571 shares held by EZ MM&B Holdings, LLC. The Company has been advised that Mr. Ezralow has voting and dispositive power with respect to these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended October 2014, our CEO provided Coda Octopus Martech with a short term loan of £144,096 (the equivalent of $238,842) as short term working capital. The loan accrues interest of 4.5% per annum and has been repaid in full.

On February 21, 2008 we issued to a London based institutional investor freely transferrable senior secured convertible notes in the principal amount of $12,000,000 (the “Notes”). The Notes are secured by all of the assets of the Company and its subsidiaries and initially matured 84 months after the date of issuance at which time they were redeemable at 130% of the face amount of the Notes. The Notes accrue interest at the annual rate of 8.5%, payable in cash in semi-annually in arrears. The Notes are convertible into our common stock at the option of the Noteholders at a conversion price of $1.05. Since its issuance, the Notes have been subject to a number of renegotiations and extensions of payment due dates.

The Company recently restructured the Notes as follows:

●	The maturity date of the Notes was extended to November 1, 2017;

●	The Company will reduce the principal amount outstanding under the Notes by $2,000,000 payable in 10 equal monthly payments commencing March 31, 2016;

●	On March 1, 2016, the Company issued 32,346,682 shares of its common stock in extinguishment of $3,558,136 (the 130% redemption premium) due under the Notes at an effective price per share of $0.11; and

●	The Company has agreed to return to filing reports under the Securities Exchange Act of 1934 before March 1, 2017.

As of October 31, 2015, the principal balance plus accrued interest and accrued conversion premium under the Notes was $14,940,258. As a result of the restructuring, as of April 30, 2016, the total balance outstanding under the Notes had been reduced to $11,180,706. This amount includes principal and interest.

The Notes are held by CCM Holdings, LLC, a company organized under the laws of New Jersey. CCM Holdings is the registered holder of 22.5% of the Company’s issued and outstanding shares of common stock.

Pursuant to the terms of a Restructuring Agreement between the Company and CCM Holding, the Senior Secured Convertible Debenture holder, on March 1, 2016 the Company issued 32,346,682 shares of Common Stock in full and final satisfaction of $3,558,136 representing the Terminal Conversion Premium outstanding on the Senior Secured Debentures. The Terminal Conversion Premium was converted at a conversion price of $0.11, representing the stock price of the Company on the day that the parties entered into the agreement.

On June 30, 2015 the Company and the Holder of 6,087 shares of Series A Preferred Stock entered into an Exchange Agreement. Under the terms of the Exchange Agreement it was agreed to exchange 6,087 units of Series A Preferred Stock issued and outstanding (and which under the Certificate of Designation provided for dividends and voting rights) for 1,100 units of Series C Preferred Stock. These shares of Series C Preferred Stock each have a nominal value of $0.001 and a stated value of $1,000. The Certificate of Designation for the Series C Preferred Stock does not provide for dividends or voting rights. The 6,087 units of Series A Preferred Stock were surrendered and cancelled by the Company.

In July 2010 the Company entered into a Financing Agreement with an affiliate of CCM Holdings, LLC, an affiliate of the Company, Fort Advisors LLC under which Fort Advisors agreed to make advances of up to $500,000 against certain invoices and contracts for which the Company paid 20% against each invoice that was financed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by RBSM LLP, our principal accountants, for professional services rendered for the audit of the Company’s annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company’s Quarterly reports on Form 10-Q during the last two fiscal years 2010 and 2009 were $125,000 and $240,086, respectively.

Audit-Related Fees. The aggregate fees billed by RBSM LLP, our principal accountants, for professional services rendered in connection with the audits of acquired businesses, the review of and consent to the filing of registration statements, and assistance in responding to comment letters issued by the Securities & Exchange Commission during the last two fiscal years 2010 and 2009 were $0 and $3,100, respectively.

Tax Fees. The aggregate fees billed by the Company’s principal accountants for tax compliance, tax advice and tax planning services rendered to the Company during the last two fiscal years 2010 and 2009 were $0 and $3,100, respectively.

All Other Fees. The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than as reported above.

Prior to the Company’s engagement of its independent auditor, such engagement is approved by the Company’s audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company’s Audit Committee Charter, the independent auditors and management are required to report to the Company’s audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by the Company for the year ended October 31, 2010, were approved by the Company’s audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1	Plan and Agreement of Merger dated July 12, 2004 by and between Panda and Coda Octopus *

2.2	Share Purchase Agreement dated June 26, 2006 between Colin Richard, Coda Octopus (UK) Holdings Limited and Coda Octopus, Inc.*

2. 3	Stock Purchase Agreement dated April 6, 2007, between Miller & Hilton d/b/a Colmek Systems Engineering, its shareholders and Coda Octopus (US) Holdings Inc. *

3.1	Certificate of Incorporation *

3.1( a )	Certificate of Designation Series A Preferred Stock *

3.1( b )	Certificate of Amendment to Certificate of Designation Series A Preferred Stock *

3.1( c )	Certificate of Designation Series B Preferred Stock*

3.1( d )	Certificate of Designation Series C Preferred Stock

3.1( e )	Certificate of Amendment to Certificate of Incorporation

3.1( f )	Certificate of Amendment to Certificate of Incorporation

3.1( g )	Certificate of Elimination Series A Preferred Stock

3.1( h )	Certificate of Elimination Series B Preferred Stock

3.2	By-Laws *

4.1	Form of Warrant *

10.5	[Reserved]

10.8	Form of Securities Purchase Agreement dated April 4, 2007 *

10.9	Sale of Accounts and Security Agreement dated August 17, 2005 between the Company and Faunus Group International, Inc. *

10.10	Standard Form of Office Lease dated June 1, 2007 between the Company and Nelco Inc. *

10.11	[Reserved]

10.12	Amendment to Securities Purchase Agreements dated March 21, 2007 between Vision Opportunity Master Fund Ltd. and Coda Octopus*

10.13	Securities Repurchase Agreement dated April 10, 2007 between Coda Octopus and Vision Opportunity Master Fund*

10.15	Award/Contract dated July 2, 2007 issued by U.S. Army*

10.16	Subscription Agreement dated February 21, 2008, between the Company and The Royal Bank of Scotland**

10.17	Form of Loan Note Instrument dated February 21, 2008**

10.18	Form of Loan Note Certificate**

10.19	Security Agreement dated February 21, 2008**

10.20	Floating Charge executed by Coda Octopus R&D Limited dated February 21, 2008**

10.21	Floating Charge executed by Coda Octopus Products Limited dated February 21, 2008**

10.22	Form of Guarantee**

10.23	Intercreditor Deed dated February 20, 2008 between the Company, The Royal Bank of Scotland and Faunus Group International**

10.24	Debenture issued by Martech Systems (Weymouth) Limited**

10.25	Deed of Amendment to Loan Note Transaction Documents dated October 31, 2015 by and between the Company and CCM Holdings LLC

10.26	Consultancy Agreement dated June 15, 2013 between the Company and Pemanaco Limited

10.27	Employment Contract between Coda Octopus Colmek, Inc. and Mike Midgley

10.28	Consultancy Agreement dated June 15, 2013 between the Company and Taktos Limited

10.29	Employment Contract dated January 1, 2013 between Coda Octopus Products, Inc. and Blair Cunningham

31	Chief Executive Officer and Interim Chief Financial Officer and Certification

32	Certification Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC File No.143144)

**	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007

***	Incorporated by reference to the Company’s Proxy Statement filed with the Securities and Exchange Commission June 13, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 19, 2016	CODA OCTOPUS GROUP, INC.

/s/ Annmarie Gayle
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

Signature	Title	Date

/s/ Annmarie Gayle	Chief Executive Officer and Director	August 19, 2016
Annmarie Gayle	(Principal Executive Officer)

/s/ Michael Midgley	Interim Chief Financial Officer and Director	August 19, 2016
Michael Midgley	(Principal Financial Officer)

/s/ Michael Hamilton	Chairman of the Board	August 19, 2016
Michael Hamilton

/s/ Geoff Turner	Executive Director	August 19, 2016
Geoff Turner

/s/ Blair Cunningham	Director	August 19, 2016
Blair Cunningham

/s/ Robert Ethrington	Director	August 19, 2016
Robert Ethrington

/s/ Francis Rogers	Director	August 19, 2016
Francis Rogers

CODA OCTOPUS GROUP, INC.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To The Shareholders and Board of Directors

Coda Octopus Group, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Coda Octopus Group, Inc. and its wholly owned subsidiaries (the “Company”), as of October 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended October 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coda Octopus Group, Inc. and its wholly owned subsidiaries as of October 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/S/ RBSM LLP
New York, New York	RBSM LLP
August 18, 2016

CODA OCTOPUS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2010 and 2009

	October 31, 2010	October 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$215,204	$275,885
Restricted cash	827,266	994,081
Short-term investments	14,875	51,000
Accounts receivable, net of allowance for doubtful accounts	1,863,842	2,033,879
Inventory	1,780,114	2,798,425
Unbilled receivables	587,015	690,344
Other current assets	180,597	285,691
Prepaid expenses	218,059	247,134

Total current assets	5,686,972	7,376,439

Property and equipment, net	114,469	267,964
Deferred financing costs, net of accumulated amortization of $1,694,893 in 2010 and $423,723 in 2009	-	1,271,170
Goodwill and other intangible assets, net	3,921,847	4,221,807

Total assets	$9,723,288	$13,137,380

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade	$2,036,340	$2,390,039
Accrued expenses and other current liabilities	4,057,951	4,626,164
Deferred revenues and warranty provisions	1,214,183	398,482
Deferred payment related to acquisitions	394,213	404,274
Warrant liability	473,384	-
Short term loan payable	14,423,516	-

Total current liabilities	22,599,587	7,818,959

Loans and notes payable, long term	160,350	13,233,523

Total liabilities	22,759,937	21,052,482

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, Series A Preferred Stock; 50,000 shares designated; 6,287 and 6,287 shares issued and outstanding, as of October 31, 2010 and 2009 respectively	6	6
Common stock, $0.001 par value; 150,000,000 Authorized; 60,614,958 and 49,000,244 shares issued and outstanding, respectively as of October 31, 2010 and 2009 respectively	60,615	49,000
Common Stock subscribed	-	96,350
Additional paid-in capital	47,167,905	51,766,495
Accumulated other comprehensive loss	(979,342)	(696,617)
Accumulated deficit	(59,285,833)	(59,130,336)

Total stockholders’ deficit	(13,036,649)	(7,915,102)

Total liabilities and stockholders’ deficit	$9,723,288	$13,137,380

The accompanying notes are an integral part of these consolidated financial statements.

CODA OCTOPUS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

	2010	2009

Net revenue	$11,509,933	$13,224,435

Cost of revenue	6,175,633	6,315,961

Gross profit	5,334,300	6,908,474

Operating Expenses:
Research and development	1,762,035	2,652,713
Selling, general and administrative expenses	6,382,598	10,996,833

Total operating expenses	8,144,633	13,649,546

Operating loss	(2,810,333)	(6,741,072)

Other Income (Expense):
Other income, net	1,751,477	201,748
Amortization of deferred financing costs	(1,271,170)	(242,128)
Interest expense	(2,005,836)	(1,846,883)
Change in the fair value of warrant liability	2,557,546	-
Impairment of investment in marketable securities	-	(782,595)

Total other income (expense)	1,032,017	(2,669,858)

Loss before income taxes	(1,778,316)	(9,410,930)

Provision for income taxes	-	(22,208)

Net loss	(1,778,316)	(9,433,139)

Preferred Stock Dividends:
Series A	-	(47,382)
Series B	-	-
Net Loss Applicable to Common Shares	$(1,778,316)	$(9,480,520)

Loss per share, basic and diluted	$(0.04)	$(0.19)

Weighted average shares outstanding	49,247,694	48,707,615

Comprehensive loss:

Net loss	$(1,778,316)	$(9,433,138)

Foreign currency translation adjustment	(282,725)	(143,921)
Unrealized loss on available for sale investment	-	(17,000)

Comprehensive loss	$(2,061,041)	$(9,594,059)

The accompanying notes are an integral part of these consolidated financial statements.

CODA OCTOPUS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE TWO YEARS ENDED OCTOBER 31, 2010

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Stock	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	loss	Deficit	Total

Balance, October 31, 2008	6,287	$6	-	$-	48,853,664	$48,854	$131,790	$51,433,049	$(1,317,696)	$(49,649,815)	$646,188

Stock issued for compensation					146,580	146	(35,440)	30,163			(5,131)

Fair value of options issued as compensation								295,853			295,853

Fair value of options issued for acquisition								7,430			7,430

Preferred stock dividends Series A										(47,382)	(47,382)

Foreign currency translation adjustment									(143,921)		(143,921)

Realized loss on marketable securities reclassified to earnings									782,000		782,000

Unrealized (loss) from marketable securities									(17,000)		(17,000)

Net loss										(9,433,139)	(9,433,139)

Balance, October 31, 2009	6,287	$6	-	$-	49,000,244	$49,000	$96,350	$51,766,495	$(696,617)	$(59,130,336)	$(7,915,102)

Shares issued for warrants					11,239,714	11,240		264,637			275,877

Cumulative effect of warrant liability								(4,929,623)		1,622,816	(3,306,807)

Write off/reclassification of stock subscriptions							(81,350)				(81,350)

Foreign currency translation adjustment									(282,725)		(282,725)

Fair value of options issued as compensation								24,771			24,771

Stock issued for compensation					375,000	375	(15,000)	41,625			27,000

Net loss										(1,778,316)	(1,778,316)

Balance, October 31, 2010	6,287	$6	-	$-	60,614,958	$60,615	$-	$47,167,905	$(979,342)	$(59,285,836)	$(13,036,649)

The accompanying notes are an integral part of these consolidated financial statements.

CODA OCTOPUS GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,778,316)	$(9,433,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	274,019	689,744
Stock based compensation	51,771	290,722
Impairment of goodwill	142,430	-
Non cash interest expense	1,128,224	1,292,167
Amortization of debt issuance cost	1,271,170	242,128
Write-off of common stock subscription	(19,350)	-
Impairment of investment in marketable securities	-	782,000
Bad debt expense	9,325	238,458
Change in fair value of warrant liability	(2,557,543)	-
Loss on abandonment of fixed assets	11,370	-
Gain on settlement of payables	(694,510)	-
(Gain) loss on investment in marketable securities	(13,625)	11,636
(Increase) decrease in operating assets:
Accounts receivable	160,712	593,621
Inventory	1,018,311	(445,850)
Prepaid expenses	29,075	138,696
Other receivables	208,423	(161,462)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(313,602)	4,055,979
Deferred revenues	815,701	-
Due to related parties	-	40,228

Net cash used in operating activities	(256,415)	(1,665,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale (payment for purchases) of property and equipment	46,271	(47,758)
Purchases of intangible assets	(20,635)	(18,524)
Proceeds from sales of marketable securities	49,750	-
Acquisition Payments	(10,061)	(181,317)
Change in restricted cash	166,815	22,926
Cash acquired in acquisitions	-	877

Net cash provided by (used in) investing activities	232,140	(223,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from loans and notes payable	246,319	(1,530,086)
Preferred stock dividend	-	(101,256)

Net cash provided by (used in) financing activities	246,319	(1,631,342)

Effect of exchange rate changes on cash	(282,725)	(100,056)

Net decrease in cash	(60,681)	(3,620,264)

Cash and cash equivalents, beginning of year	275,885	3,896,149

Cash and cash equivalents, end of year	$215,204	$275,885

Cash paid for:
Interest	$716,387	$172,842
Income taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Cumulative effect of warrant liability	$4,929,623	$-
Reclassification of common stock subscription to accrued liabilities	$62,000	$-
Acquisition of Dragon:
Current assets acquired	$-	$147,039
Cash acquired	-	877
Equipment acquired	-	51,336
Goodwill and other intangible assets	-	342,013
Liabilities assumed	-	(201,166)
Deferred payments	-	(250,782)

Cash Paid for Acquisition	$-	$89,317

Acquisition of Tactical:
Equipment acquired	$-	$5,000
Goodwill and other intangible assets	-	252,430
Options issued	-	(7,430)
Deferred note payable	-	(125,000)

Cash Paid for Acquisition	$-	$125,000

The accompanying notes are an integral part of these consolidated financial statements.

CODA OCTOPUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Coda Octopus Group, Inc. (“we”, “us”, “our company” or “Coda”) was formed under the laws of the State of Florida in 1992. We are a developer of underwater technologies and equipment for imaging, mapping, defense and survey applications. Our headquarters are in Lakeland, Florida. Our subsidiaries are based in Florida, Utah, United Kingdom, Australia and Norway.

The consolidated financial statements include the accounts of Coda and our domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. Included in these estimates are assumptions about collection of accounts receivable, impairment of intangible assets, useful life of property and equipment, assumptions used to calculate fair value of stocks and warrants granted, stock based compensation, deferred income tax asset valuation allowances, and valuation of derivative liabilities.

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

Some of the subsidiaries report earnings from job contracts on the percentage of completion measured by the proportion of job costs incurred to date to estimate total job costs for each contract. Costs and estimated earnings in excess of billings and vice versa on uncompleted contracts have been recorded as current assets and current liabilities, respectively. At the time a loss becomes known, the entire amount of the estimated ultimate loss is recognized. The earnings or losses, the Company ultimately will realize on uncompleted contracts could differ materially in the next year from the amounts estimated.

CODA OCTOPUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

Foreign Currency Translation

The Company translates the foreign currency financial statements of its foreign subsidiaries in accordance with the requirements of ASC 830 - Foreign Currency Matters. Assets and liabilities are translated at exchange rates existing at the balance sheet dates, related revenue and expenses are translated at average exchange rates in effect during the period and stockholders’ equity, is recorded at historical exchange rates. Resulting translation adjustments are recorded as a separate component in stockholders’ equity as part of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the statement of income.

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of ASC 740 - Income Taxes. Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

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

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. We periodically review our trade receivables in determining our allowance for doubtful accounts. Allowance for doubtful accounts was $9,325 and $255,789 for the years ended October 31, 2010 and 2009 respectively.

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

Fair Values

In the first quarter of fiscal year 2008, the Company adopted FASB ASC Topic -820, “Fair Value Measurements and Disclosures” (ASC 820) as amended by ASC Topic 820-10-55. ASC 820 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC Topic 820-10-55 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820 did not have a material impact on the Company’s financial position or operations. Refer to Note 4 and 10 for further discussion regarding fair value.

CODA OCTOPUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

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

Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings but are reported as a net amount (less expected tax) in a separate component of equity until realized.

Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method. Inventory is comprised of the following components at October 31, 2010 and 2009:

	2010	2009
Raw materials	$887,061	$1,384,043
Work in process	98,630	48,389
Demo goods	307,792	-
Finished goods	486,631	1,365,993

Total inventory	$1,780,114	$2,798,425

We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, production availability and/or our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market and economic conditions or other factors that may result in cancellations of advance orders or reductions in the rate of reorders placed by customers and/or continued weakening of economic conditions. Additionally, management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. There was no reserve for inventory allowance as of October 31, 2010 and 2009.

Property and Equipment

We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to four years, the estimated useful lives of the property and equipment. When assets are retired or disposed of, the cost and accumulated depreciation are removed, and any resulting gains or losses are included in the consolidated statement of operations.

Long-Lived Assets

We follow FASB ASC Topic 360, “Accounting for Impairment of Disposal of Long-Lived Assets”, (ASC 360) which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment loss was recognized during the years ended October 31, 2010 and 2009.

CODA OCTOPUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

Research and Development

Research and development costs consist of expenditures for the present and future patents and technology, which were expensed and not capitalized. We are eligible for United Kingdom tax credits related to our qualified research and development expenditures. Tax credits are classified as a reduction of research and development expense. During the year ended October 31, 2010, we recorded tax credits totaling $201,716 and $358,346 during the year ended October 31, 2009.

Advertising (Marketing)

We charge the costs of marketing to expense as incurred. For the years ended October 31, 2010 and 2009, advertising costs were $207,876 and $522,576, respectively.

Other Operating Expenses

We incurred costs of $55,140 and nil as non-recurring fees and expenses in connection with our financings and acquisitions for October 31, 2010 and 2009, respectively.

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

Stock Based Compensation

Effective January 1, 2006, the Company adopted FASB ASC Topic 718 - Compensation - Stock Compensation, (ASC 718) which requires the recognition of the expense related to the fair value of stock-based compensation awards within the statement of income. The Company elected the modified prospective transition method as permitted by (ASC 718). Under this transition method, stock-based compensation expense for the years ended October 31, 2010 and 2009 includes compensation expense for unvested stock-based compensation awards that were outstanding as of January 1, 2006, respectively, for which the requisite service was rendered during the year. The stock-based compensation costs for these awards granted prior to January 1, 2006 were based on the grant date fair value estimated in accordance with the original provisions of ASC 718. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of ASC 718 recorded over the requisite service period.

CODA OCTOPUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

We use the fair value method for equity instruments granted to non-employees and use the Black Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

Comprehensive Income

FASB ASC Topic 220 - Comprehensive Income, (ASC 220) establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes gains and losses on foreign currency translation adjustments and unrealized gains and losses on available for sale investments and is included as a component of stockholders’ equity.

Deferred Financing Costs

Deferred financing costs primarily include debt issuance costs incurred by the Company in connection with the issuance of convertible debt in February 2008 (see Note 13). Amortization is provided on a straight-line basis over the terms of the respective debt instruments to which the costs relate and is included in interest expense. Deferred financing cost expense was $1,271,170 and $242,128 in 2010 and 2009, respectively.

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

Per share basic and diluted net loss amounted to $0.04 and $0.19 for the years ended October 31, 2010 and 2009, respectively. For the years ended October 31, 2010 and 2009, 39,979,858 and 50,999,756 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Warrant Derivative Liabilities

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

A Black-Scholes-Merton option-pricing model, with dilution effects, was utilized to estimate the fair value of the warrant derivative liabilities.

Related Parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The All transactions with related parties shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to the related party.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against and by the Company or un-asserted claims that may result in such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss.

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

CODA OCTOPUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

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

In December 2007, the FASB ASC Topic 810, “Non-controlling Interest in Consolidated Financial Statements, an amendment of ASC 810-12-15” (ASC 810), which will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. ASC 810 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position, results of operations or cash flows.

In June 2007, the FASB issued FASB ASC Topic 730-20, “Accounting for Non-refundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” ASC 730-20, which requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. ASC 730-20 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of ASC 730-20 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

October 31, 2010 and 2009

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

In May 2008, the FASB ASC Topic 470-20-15, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (ASC 470-20-15) which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20-15 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of ASC 470-20-15 on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB ASC Topic 260-10-45, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FASB ASC Topic 260-10-45, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of ASC 260-10-45 to have a material effect on its consolidated financial position, results of operations or cash flows.

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

Liquidity

The Company’s consolidated financial statements have been prepared assuming it will continue as a going concern. For the fiscal year ended October 31, 2010, the Company has an accumulated deficit of $59,285,833, negative working capital of $16,912,615, a stockholders’ deficit of $13,036,649 and generated a deficit in cash flow from operations of $256,415 in 2010 against $1,665,070 in 2009. The Company has been dependent upon the ability to generate revenue from the sale of its products and services and the discretion of the note holder to release cash to cover operations.

CODA OCTOPUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

NOTE 2 - RESTRICTED CASH

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

This agreement was extended for a further period of one year, expiring on March 16, 2009. On January 18, 2010, the noteholder notified us in writing that it had waived its right to demand repayment of the loan as a result of our failure to observe certain specified loan covenants. The agreement was extended for a further period of 12 months. We believe that the terms of this agreement may provide us with sufficient liquidity to operate for fiscal 2011.

At October 31, 2010 we have received net advances from this facility of $827,266.

See Note 16 of the Consolidated Financial Statement for current information on the Cash Control Framework Agreement.

NOTE 3 - CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the balance sheet as Unbilled Receivables of $587,015 and $690,344 as of October 31, 2010 and 2009, respectively.

Billings in excess of cost and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the balance sheet. These amounts are stated on the balance sheet as Deferred Revenue of $443,853 and $111,463 as of October 31, 2010 and 2009, respectively.

Revenue received for the sale of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales. These amounts are amortized over the 12-month warranty term starting from the date of sale. These amounts are stated on the balance sheet as Deferred Revenue of $770,330 and $287,018 as of October 31, 2010 and 2009, respectively.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

CODA OCTOPUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of October 31, 2010:

		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Restricted cash	$827,266	$827,266	$-	$-
Short term investment	$14,875	$14,875	$-	$-
Total	$842,141	$842,141	$-	$-
Liabilities:
Warrant liability	$473,384	$-	$-	$473,384
Loans and notes payable	$14,583,866	$-	$14,583,866	$-
Totals	$15,057,250	$-	$14,583,866	$473,384

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

The fair value of the assets, short term investments, at October 31, 2010 was grouped as Level 1 valuation as the market price was readily available.

As of October 31, 2009, this investment had a value of $51,000, with a realized loss of $782,000, and an unrealized loss of $17,000 included in the determination of comprehensive loss.

Loans and notes payable is recorded at face amount, which approximates fair value.

See Note 16 of the Consolidated Financial Statement on current information on the matters set out in this Note 4.

NOTE 5 - OTHER CURRENT ASSETS

Other current assets on the balance sheet total $180,597 and $285,690 at October 31, 2010 and 2009 respectively. These totals comprise the following:

	2010	2009
Deposits	$-	$96,277
Value added tax (VAT) receivable	1,993	113,636
Other receivables	178,604	75,777

Total	$180,597	$285,690

CODA OCTOPUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

NOTE 6 - FIXED ASSETS

Property and equipment at October 31, 2010 and 2009 is summarized as follows:

	2010	2009
Machinery and equipment	$674,751	$1,001,384
Accumulated depreciation	(560,282)	(733,420)

Net property and equipment assets	$114,469	$267,964

Depreciation expense recorded in the statements of operations for the years ended October 31, 2010 and 2009 is $95,854 and $238,632, respectively.

During, the current year, the Company sold assets for $46,271, which has been netted against the purchase of new assets in the table above.

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

The identifiable intangible assets acquired and their carrying value at October 31, 2010 and 2009 is:

	2010	2009
Customer relationships (weighted average life of 10 years)	$723,127	$784,243
Non-compete agreements (weighted average life of 3 years)	230,981	278,651
Patents (weighted average life of 10 years)	86,539	67,837
Licenses (weighted average life of 2 years)	100,000	100,000

Total amortized identifiable intangible assets - gross carrying value	1,140,647	1,230,731
Less accumulated amortization and impairment	(600,908)	(533,462)

Net	539,739	697,269

Residual value	$539,739	$697,269

CODA OCTOPUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

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

Our acquisition of the assets of Tactical Intelligence, LLC (“Tactical”) in November 2008 resulted in the valuation of Tactical’s customer relationships and covenants not to compete as intangible assets (see Note 14), which have an estimated useful life of 3 years each, and as such are being amortized monthly over that period. In addition, we recognized goodwill of $142,430 that represents the excess of the purchase price we paid over the fair value of Tactical’s net tangible and intangible assets acquired.

Estimated annual future amortization expense as of October 31, 2010 is as follows:

2011	$92,427
2012	83,375
2013	80,766
2014	80,766
2015 and thereafter	202,406

Total	$539,739

Amortization of patents, customer relationships, non-compete agreements and licenses included as a charge to income amounted to $178,165 and $231,321 for the years ended October 31, 2010 and 2009, respectively. Goodwill is not being amortized.

As a result of the acquisitions of Martech, Colmek, Dragon and Tactical, the Company has goodwill in the amount of $3,382,108 as of October 31, 2010 and $3,524,538 as of October 31, 2009. The changes in the carrying amount of goodwill for the period ended October 31, 2010 and year ended October 31, 2009 are recorded below.

	2010	2009
Beginning goodwill balance at November 1:
Coda Octopus Colmek, Inc.	$2,038,669	$2,038,669
Coda Octopus Martech Ltd	998,591	998,591
Coda Octopus Products Ltd	62,315	62,315
Goodwill recorded upon acquisition:
Coda Octopus Tactical Intelligence, Inc.	-	142,430
Dragon Design Ltd	282,533	282,533

Balance at October 31, 2010 and 2009	$3,382,108	$3,524,538

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

The Company performed its regular impairment test according to the pronouncements in ASC 350 “ Intangibles – goodwill and other” for the years ended October 31, 2010 and 2009 by an experienced consultant.

During the year ended October 31, 2010, the Company impaired $142,430 goodwill related to Coda Octopus Tactical Intelligence, Inc.

There has been no change in the regulatory or legal environment that would have a negative impact on the Martech or Colmek’ operations.

Based on these evaluations, the fair value of goodwill exceeds its Carrying book value. As such no impairment was recorded by management.

See Note 16 of the Consolidated Financial Statement for current information on the operations of Dragon Design Limited and Coda Octopus Tactical Intelligence, Inc.

NOTE 8 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.001 per share. As of October 31, 2010 and 2009, the Company has issued and outstanding 60,614,958 shares and 49,000,244 shares of common stock respectively. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. We have designated 50,000 preferred shares as Series A preferred stock and have designated 50,000 preferred shares as Series B preferred stock. The remaining 4,900,000 shares of preferred stock is undesignated. There were 6,287 Series A preferred shares outstanding at October 31, 2010 and 2009 respectively, and nil Series B preferred shares outstanding at the same dates.

CODA OCTOPUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

Series A Preferred Stock

We designated 50,000 shares of our preferred stock, par value $0.001, as Series A Preferred Stock. The Series A Preferred Stock ranks senior to all classes of common and preferred stock and has no liquidation preference above par. The Series A Preferred Stock is sold as units of $100 (or £100 where stock has been sold to investors in British Pounds) and has a dividend rate of 12% per year, i.e. $12 per $100 unit, paid every six months, in May and November each year. The Series A Preferred Stock and accrued dividends is convertible at the option of the holder into shares of our common stock at a conversion price of $1.00 per share, and at the option of the Company when the stock price reaches or exceeds $3.00.

During the year ended October 31, 2008, we issued 200 shares of Series A Preferred Stock, which were subscribed for in March 2007 and converted 320 shares of Series A Preferred Stock into 32,000 shares of common stock. The original transaction was concluded in GBP at a price of £32,000. The fixed exchange rate at which the Preferred Stock was issued is $1.77 to GPB 1.00. This is equivalent to 320 Series A Preferred Stock (GBP 100 each). 320 units of Series A Preferred Stock were issued in exchange for consultancy services provided by a consultant to the Company. The total of Series A preferred stock outstanding is 6,287 shares at October 31, 2010 and 2009, convertible into 1,013,670 shares of common stock.

The Company has not paid any dividends on the Series A preferred stock as the Board of Directors have concluded that Delaware law states that dividends can only de declared when there is funds available in the Company to pay such dividends. The Company’s financial state does not allow such payments to take place.

See Note 16 of the Consolidated Financial Statement for current information relating to Series A Preferred Stock.

Series B Preferred Stock

We designated 50,000 shares of our preferred stock, par value $0.001, as Series B Preferred Stock. The Series B Preferred Stock ranks junior to our issued and outstanding Series A preferred Stock and senior to all classes of common stock. The Series B Preferred Stock has a dividend rate of 8% per year. The Series B Preferred Stock and accrued dividends are convertible at the option of the holder into shares of our common stock at a conversion price of $1.00 per share. As of October 31, 2010 and 2009 respectively, we have no shares of Series B Preferred Stock outstanding.

See Note 16 of the Consolidated Financial Statement for current information relating to Series B Preferred Stock.

CODA OCTOPUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

Common Stock

During the year ended October 31, 2010 we issued 375,000 shares of common stock valued at $27,000 to employees, consultants for services.

During the year ended October 31, 2010 we issued 11,239,714 shares of common stock valued at $275,877 to 8 purchasers of the securities in April and May 2007 in exchange for cancellation of their warrants and cancellation of the securities purchase agreements as they pertain to the said purchasers.

During the period ending October 31, 2009 we issued 146,580 shares of common stock, valued at $30,310, to employees, directors and consultants for services, of which $11,790 was subscribed for during the year ending October 31, 2008, leaving a charge for compensation in the period ending October 31, 2009 of $18,520.

See Note 16 of the Consolidated Financial Statement for current information on Common Stock in issue as of the date of this annual report.

Other Equity Transactions

During the year ended October 31, 2009, we issued 50,000 common share purchase options in relation to the Tactical acquisition. During the year ended October 31, 2009, there were also 210,000 options cancelled connected with staff departures, of which 95,000 were exercisable. However, options issued in earlier periods vested, resulting in a charge of $24,771 and $295,853 during the years ended October 31, 2010 and 2009, respectively.

CODA OCTOPUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

NOTE 9 - WARRANTS AND STOCK OPTIONS

Transactions involving stock options and warrants issued are summarized as follows:

Warrants	Year ended October 31, 2010		Year ended October 31, 2009
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	32,583,418	$1.42	32,583,418	$1.42
Granted during the period	-	-	-	-
Terminated during the period	(8,464,000)	1.28	-	-

Outstanding at the end of the period	24,119,418	$1.47	32,583,418	$1.42

Exercisable at the end of the period	24,119,418	$1.47	32,583,418	$1.42

The number and weighted average exercise prices of warrants outstanding as of October 31, 2010 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Exercisable
$0.50	250,000	0.50	250,000
0.58	400,000	0.41	400,000
1.00	350,000	0.82	350,000
1.30	11,559,709	1.14	11,559,709
$1.70	11,559,709	1.14	11,559,709
Totals	24,119,418	1.17	24,119,418

Stock Options	Year ended October 31, 2010		Year ended October 31, 2009
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	5,595,900	$1.18	5,755,900	$1.18
Granted during the period	50,000	1.05	50,000	1.30
Terminated during the period	(4,106,000)	1.16	(210,000)	1.32

Outstanding at the end of the period	1,539,900	$1.19	5,595,900	$1.18

Exercisable at the end of the period	1,539,900	$1.19	5,214,149	$1.17

The number and weighted average exercise prices of stock purchase options outstanding as of October 31, 2010 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Exercisable
$1.00	839,900	0.38	839,900
1.05	50,000	4.60	50,000
1.30	375,000	2.76	375,000
1.50	65,000	1.42	65,000
$1.70	210,000	1.66	210,000
Totals	1,539,900	1.32	1,539,900

There is no intrinsic value to the option exercisable as of October 31, 2010.

See Note 16 of the Consolidated Financial Statement for current information on the status of Warrants and Stock Options.

CODA OCTOPUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

NOTE 10 - DERIVATIVE LIABILITY

In June 2008, the FASB issued new accounting guidance (FASB ASC 815-40) which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective November 1, 2009, the value of our warrants will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on November 1, 2009 includes an increase in our derivative liability related to the fair value of the conversion feature of $3,306,805. Fair value at November 1, 2009 was determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.36%-1.44%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 302.22%; (4) an expected life of the warrants of 1.41-3.32 years and (5) estimated fair value of common stock of $0.08 per share.

At October 31, 2010 we recalculated the fair value of the conversion feature subject to derivative accounting and have determined that the fair value is $473,384. The fair value of the conversion features was determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.22-0.51%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 304.22%; (4) an expected life of the conversion feature of 0.41-2.32 years and (5) estimated fair value of common stock of $0.0036 per share.

During the years ended October 31, 2010, the Company recorded income of $2,557,546, related to the change in the fair value of the derivative

October 31, 2010
Balance, beginning of year	$-
Additions	3,306,807
Extinguished derivative liability	(275,877)
Change in fair value of derivative liabilities	(2,557,546)
Balance, end of year	$473,384

See Note 16 of the Consolidated Financial Statement for current information on Warrants.

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

For income tax reporting purposes, the Company’s aggregate U.S. unused net operating losses $28,256,404 which expire through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is $9,607,177. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

For income tax reporting purposes, the Company’s aggregate UK unused net operating losses $4,364,843, with no expiration. The deferred tax asset related to the carry-forward is approximately $1,823,000. The Company has provided a valuation reserve against the full amount of the benefits, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Income tax expense for 2009 represents income taxes on our Norwegian subsidiary.

Components of deferred tax assets as of October 31, 2010 and 2009 are as follows:

Non-Current	2010	2009

Net operating losses carried forward	$9,607,177	$17,736,000
Valuation allowance	(9,607,177)	(17,736,000)
Net deferred tax asset	$-	$-

The Company follows FASB ASC 740-10-25 (Previously known as: Financial Accounting Standards Board interpretation No. 48 Accounting for Uncertainty in Income Taxes). As a result of the implementation of FASB ASC 740-10-25, the Company recognized no adjustment for unrecognized tax provisions.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of October 31, 2010 and 2009, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

By statute, tax years 2008 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 12 - CONTINGENCIES AND COMMITMENTS

Litigation

For the purpose of this disclosure, the 2010 period means November 1, 2009 through to and including October 31, 2010.

In the 2010 period we were engaged in three lawsuits.

The first one involves the former Chief Executive Officer (as the Plaintiff) of our wholly owned subsidiary Coda Octopus Colmek, Inc (“Colmek”) and Colmek as the Defendant. The Plaintiff alleged breach of his employment agreement with the Defendant. This litigation was settled in full by the parties on or around September 29, 2010 and all actions filed in court were dismissed by consent.

The second action involved Federal Engineering and Marketing Associates Inc. (FEMA) a Colorado corporation (Plaintiff) who acted as sales representative of our wholly owned subsidiary, Coda Octopus Colmek Inc (“Colmek”) and the said Colmek as Defendant. The Plaintiff claimed breach of contract. This litigation was fully settled by the parties on or around January 14, 2011 and all actions filed in court were dismissed by consent.

On April 28, 2010 we instituted legal action in the Supreme Court of the State of New York against 4 former employees. These actions were settled in full between November 2010 and January 2011 and all actions filed in court were dismissed by consent.

During 2009, the Company made provision for certain liabilities for claims against the Company. During 2010, those amounts were written down to the actual amounts as they became known. This write down resulted in a gain recorded in Other Income of $694,510 during the year ended October 31, 2010.

See Note 16 of the Consolidated Financial Statement for current information on litigation.

We may become subject to other legal proceedings and claims, which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of any matters should not have a material adverse effect on our financial position or results of operations.

CODA OCTOPUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

Factoring Agreement

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

On or around August 23, 2010, the Company failed to make a scheduled interest payment under the senior convertible debentures. This constituted an event of default under the Loan Note Instrument and the Cash Control Framework Agreement resulting in the Noteholder making a demand for the special purpose amount of $6,000,000 which was advanced to the Company for an approved acquisition under the original Loan Note Instrument and for which it had failed to make.

See Note 16 of the Consolidated Financial Statement for current information on the Cash Control Framework Agreement.

Company Voluntary Arrangement (CVA)

On or around October 18, 2010 our subsidiary, Coda Octopus Martech, entered into an arrangement under which it was agreed to re-schedule £503,335 an equivalent of $807,000 (using an exchange rate of 1.6035) amounts to trade creditors. Under the CVA this amount was scheduled to be repaid over 4 years.

See Note 16 of the Consolidated Financial Statement for current information on the CVA.

Operating Leases

We occupy our various office and warehouse facilities pursuant to both term and month-to-month leases. Our term leases expire at various times through September 2015. Future minimum lease obligations are approximately $1,331,228, with the minimum future rentals due under these leases as of October 31, 2010 as follows:

2011	$313,587
2012	306,360
2013	296,527
2014	250,084
2015 and thereafter	164,670

Total	$1,331,228

Concentrations

During the year ended October 31, 2010, the company had one customer generate sales greater than 10% of total revenue. Sales to this customer were $2,434,524, or 21% of total revenues during the year. We had no sales concentrations of over 5% during the year ended 2009.

CODA OCTOPUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

NOTE 13 - NOTES AND LOANS PAYABLE

A summary of notes and loans payable at October 31, 2010 and 2009 is as follows:

	2010	2009
The Company has a secured convertible debenture for $12M with a life of 7 years from February 26, 2008, maturing at 130% of face value, and with interest payable every six months, starting in February 2009, at a rate of 8.5%; During the term, the debentures are convertible into our common stock at the option of the Noteholders at a conversion price of $1.05. We may also force the conversion of these Notes into our common stock after two years in the event that we obtain a listing on a national exchange and our stock price closes on 40 consecutive trading days at or above $2.50 between the second and third anniversaries of this agreement; $2.90 between the third and fourth anniversaries of this agreement; and $3.50 after the fourth anniversary of this agreement or where the daily volume weighted average price of our stock as quoted on OTCBB or any other US National Exchange on which our securities are then listed has, for at least 40 consecutive trading days closed at the agreed price. The Company has failed to comply with certain covenants contained in the debenture agreement but the Noteholder has agreed to waive the consequences	$13,972,214	$13,067,929
Pursuant to the terms of an invoice financing agreement with an Affiliate the Company received advances against certain invoices and contracts in exchange for the payment of 20% of the invoice or contract value.	451,302	-
The Company, through its UK subsidiary Coda Octopus Products Ltd has a 7 year unsecured loan note for £100,000; interest rate of 12% annually; repayable at borrower’s instigation or convertible into common stock when the share price reaches $3.	160,350	165,594

Total	$14,583,866	$13,233,523

Less: current portion	(14,423,516)	-

Total long-term portion	$160,350	$13,233,523

CODA OCTOPUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010 and 2009

In connection with the secured convertible debenture noted above and the Cash Control Framework Agreement (see below), we carried $1,271,170 deferred financing costs as an asset on the consolidated balance sheet at October 31, 2009, which represents $1,694,893 in financing closing costs we incurred, net of $423,723 in amortization expense at October 31, 2009. During the year ended October 31, 2010 and 2009, deferred financing cost of $1,271,170 and $242,128, respectively was written off to expense.

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

On January 18, 2011, the noteholder notified us in writing that it had waived its right to demand repayment of the loan as a result of our failure to observe certain specified loan covenants. The agreement was extended for a further period of 12 months and now expires on March 16, 2012. During the extension period, parties closed the facility in March 2011. We believe that the terms of this agreement may provide us with sufficient liquidity to operate for fiscal 2011.

On or around July 2010 the Company entered into a Financing Agreement with an affiliate of CCM Holdings, Fort Advisors LLC under which Fort Advisors agreed to make advances of up to $500,000 against certain invoices and contracts for which the Company paid 20% against each invoice that was financed.

See Note 16 of the Consolidated Financial Statement for current information on the Cash Control Framework Agreement and the breaches of covenants disclosed in the paragraph immediately above.

NOTE 14 - ACQUISITIONS

Acquisition of Tactical Intelligence

In November 2008, the Company formed a new subsidiary called Coda Octopus Tactical Intelligence, Inc. (“Tactical”) to facilitate our entry into the counter-terrorism and anti-piracy training markets, which we believe are integral to our efforts to help major customers deploy real time 3D sonar systems in hot spots around the world. On November 10, 2008, Tactical acquired the assets of Tactical Intelligence International, LLC and Tactical Executive Services, LLC, which consisted of some plant and machinery, valued at $5,000, customer relationships, valued at $60,000, non-compete agreements, valued at $50,000, and goodwill, valued at $142,430.The purchase price consisted of an initial cash outlay of $125,000, a convertible promissory note in the amount of $125,000 due on November 10, 2009, and 50,000 options to acquire common shares of Coda Octopus Group, Inc., which were due to be issued in June 2009. As part of the transaction we acquired the services of two specialists in the field of real world security training for domestic and international military units and government agencies to spearhead this drive. These individuals have designed or led more than 50 such training programs throughout the world since September 11, 2001, using up to 100 freelance specialists on a contract basis. The expertise of this part of the Group will be used to leverage our Echoscope and UIS capabilities in sales and training.

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

The intangible assets acquired consisted of customer relationships and non-compete agreements, which have an estimated useful life of 3 years each and as such will be amortized monthly over those periods. Goodwill of $142,430 represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. During the year ended October 31, 2010, the Company fully impaired goodwill.

See Note 16 of the Consolidated Financial Statement for current information on the status of Tactical Intelligence LLC.

Acquisition of Dragon Design Ltd

In December 2008, the Company acquired all of the issued and outstanding shares of Dragon Design Ltd (“Dragon”), an electronics manufacturing and design business based in Weymouth, UK, and situated next to our Martech subsidiary. Management believes the companies have complementary skills and capabilities that can enhance revenues and opportunities for both companies. The purchase price for the assets consisted of an initial cash outlay of £56,250 ($83,000) and a further £56,250 in deferred consideration, payable on the first anniversary of closing. The terms of the acquisition also included a potential earn out payment of £112,500, which is dependent on Dragon meeting future agreed performance criteria, that has also been accrued on the acquisition date.

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

See Note 16 of the Consolidated Financial Statement for current information on the status of Dragon Design Limited.

CODA OCTOPUS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

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

The following table summarizes asset and operating balances by reportable segment.

	October 31, 2010			October 31, 2009
	Contracting	Products	Corporate	Contracting	Products	Corporate
Current assets, excl. interco.	$2,365,546	$1,996,444	$1,324,982	$3,033,658	$2,706,461	$1,636,319
Property and equipment, net	18,131	62,221	34,117	98,277	99,131	70,556
Deferred financing costs	-	-	-	-	-	1,271,170
Goodwill	3,037,260	369,945	-	3,462,224	62,315	-
Other intangible assets	445,644	-	68,998	640,928	-	56,341
Total assets	5,866,581	2,428,610	1,428,097	7,235,301	2,867,907	3,034,386

Current liabilities, excl. interco.	2,791,350	2,953,940	16,854,297	3,062,818	1,253,173	3,502,967
Long term liabilities	-	160,350	-	-	165,594	13,067,929
Total liabilities	2,791,350	3,114,290	16,854,297	3,062,818	1,418,767	16,570,896

Capital expenditure	-	-	-	7,825	32,747	7,186

	Year ended October 31, 2010			Year ended October 31, 2009
Revenues	$7,152,989	$4,352,223	$4,721	$8,355,041	$4,869,393	$-
Gross profit (loss)	2,859,903	2,469,676	4,721	3,033,337	3,875,137	-

Research and development	-	1,762,035	-	2,240,189	412,524	-
Selling, general & administrative	2,918,173	2,931,157	533,268	2,493,261	1,679,450	6,824,122
Stock based compensation	-	*51,771	-	73,305	-	217,417
Depreciation & amortization	*316,472	*66,795	*33,182	311,246	98,677	279,821

Total operating expenses	2,918,173	4,693,192	533,268	4,733,450	2,091,974	6,824,122

Operating income (loss)	(58,270)	(2,223,516)	(528,547)	(1,700,113)	1,783,163	(6,824,122)

Other income	1,636	916,363	833,478	343,834	(153,494)	11,408
Interest expense	(130,307)	(91,562)	(1,783,967)	(184,396)	(27,722)	(1,634,765)
Amortization of deferred financing costs	-	-	(1,271,170)	-	-	(242,128)
Impairment of investment	-	-	-	-	-	(782,595)
Gain on change in fair value of derivative liability	-	-	2,557,546	-	-	-
Net income (loss) before income taxes	$(186,941)	$(1,398,715)	$(192,660)	$(1,540,675)	$1,601,947	$(9,472,202)

*) These amounts are included in the amounts stated for Selling, general and administrative

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

Information concerning principal geographic areas is presented below according to the area where the activity is taking place for the years ended October 31, 2010 and 2009 respectively:

	2010	2009
Revenues:
United States	$5,791,411	$5,939,535
Europe	5,718,522	7,284,899
Corporate and other	-	-
Total Revenues	$11,509,933	$13,224,435

Assets:
United States	$4,029,742	$5,882,644
Europe	5,006,304	4,220,350
Corporate and other	687,242	3,034,386
Total Assets	$9,723,288	$13,137,380

NOTE 16 - SUBSEQUENT EVENTS

The significant events that have occurred from November 1, 2010 through to and including the date of this report are set out below:

The Cash Control Framework Agreement referred to in Note 2, 12 and 13 of the Consolidated Financial Statement and elsewhere in this annual report was terminated on or around March 2011. As a consequence we no longer hold any Restricted cash and to this extent Note 4 is nil as of the date of this report for Restricted Cash.

Short Term Investment referred to in Note 4 of the Consolidated Financial Statement was written down to nil in fiscal year 2014.

The business operations of Dragon Design Limited referred to in Note 7 and 14 of the Consolidated Financial Statement and elsewhere in the annual report were transferred to Coda Octopus Martech Limited in the fiscal year 2011 and this trading entity was dissolved in the said fiscal year.

The business operations of Tactical Intelligence LLC referred to in Note 7 and 14 of the Consolidated Financial Statement and elsewhere in the annual report ceased in the fiscal year 2011 and the trading name Tactical Intelligence LLC was transferred to the original seller on or around the said fiscal year.

The business operations of Innalogic referred to in Note 14 of the Consolidated Financial Statement and elsewhere in this annual report ceased operations in the fiscal year of 2011.

The Series A Preferred Stock referred to in Note 8 of the Consolidated Financial Statement and elsewhere in the annual report were, on exchanged for Series C pursuant to the terms of an Exchange Agreement entered into between the Company and the Holder of the Series A on or around June 30, 2015. Under the terms of the Exchange Agreement it was agreed to exchange 6,087 units of Series A Preferred Stock issued and outstanding (and which under the Certificate of Designation provided for dividends and voting rights) for 1,100 units of Series C Preferred Stock, a newly created class of Series C. These shares of Series C Preferred Stock each have a nominal value of $0.001 and a stated value of $1,000. The Certificate of Designation for the Series C Preferred Stock does not provide for dividends or voting rights. The 6,087 units of Series A Preferred Stock were surrendered and cancelled by the Company. The Series A Preferred Stock was eliminated as a class on or around January 5, 2016.

On December 15, 2015 the Company repurchased the remaining issued and outstanding 200 shares of Series A Preferred Stock and these have been surrendered and retired. The Series A Preferred Stock was subsequently eliminated.

Series B Preferred Stock referred to in Note 8 of the Consolidated Financial Statement and elsewhere in the annual report was also eliminated as a class in August 2016.

All Warrants and Stock Options referred to in Note 9 of the Consolidated Financial Statement or elsewhere in this annual report have either been exchanged for Common Stock or expired by their terms. At the date hereof the Company has no warrants or options outstanding as a consequence for Warrant Liability in Note 4 of Consolidated Financial Statement and elsewhere in the annual report this should be read as nil at the date of this report. .

All litigation referred to in Note 12 of the Consolidated Financial Statement or elsewhere in the annual report has been settled in full and all court actions dismissed by consent.

The CVA mentioned in Note 12 of the Consolidated Financial Statement and elsewhere in this annual report was discharged in full on March 26, 2014

With the exception of the amounts due in respect of the senior convertible debentures referred to in Note 13 of the Consolidated Financial Statement and elsewhere in this annual report, the amounts referred to in Note 13 under Loans Payable ($451,302 and $160,350) have been repaid in full.

The secured convertible debentures referred to in Note 13 (Notes and Loans Payable) and elsewhere in this annual report (are freely transferrable by their terms) are currently held by CCM Holdings, LLC, a company organized under the laws of New Jersey. CCM Holdings is the registered holder of 22.5% of the Company’s issued and outstanding shares of common stock.

Pursuant to an agreement between the Company and debenture holder, the debentures were restructured as follows:

●	The maturity date of the Notes was extended to November 1, 2017;

●	The Company has agreed to reduce the principal amount outstanding under the Notes by $2,000,000 payable in 10 equal monthly payments commencing March 31, 2016. The Company is current in this obligation.

●	On March 1, 2016, the Company issued 32,346,682 shares of its common stock in extinguishment of $3,558,136 (the redemption premium which accrued under the said debentures) due under the Notes at an effective price per share of $0.11; and

●	The Company has agreed to return to filing reports under the Securities Exchange Act of 1934 before March 1, 2017.

As of October 31, 2015, the principal balance plus accrued interest and accrued conversion premium under the Notes was $14,940,258.

As a result of the restructuring, as of April 30, 2016, the total balance outstanding under the Notes had been reduced to $11,180,706. This amount includes both principal and interest.

As of the date of this annual report the Company is current with its obligations under the senior convertible debentures and no event of default exists.

Share Issuances

During the period ending January 31, 2011, we issued 16,826,715 shares of common stock valued at $279,963 (“Issuance”). Of this issuance, 750,000 shares of common stock were issued to a consultant for services rendered and the remainder was issued to a number of investors who had purchased certain securities pursuant to the terms of a series of Securities Purchase Agreement entered into between April and May 2007 in exchange for (i) surrender of their existing warrants and (ii) termination of the rights and obligations under the Securities Purchase Agreement.

On or around November 2010, we cancelled 3,428,571 shares of the Company’s common stock which were issued erroneously in the period ending October 31, 2010.

In the fiscal year 2011 we retired 207 shares of common stock. These were repurchased by the Company.

On January 25, 2011, the Company issued a total of 26,765 shares of common stock to three members of staff.

On May 4, 2011, the Company issued 300,000 shares of common stock to an advisor for services rendered.

On February 21, 2012, the Company issued 100,000 shares of common stock to one of its directors as compensation for director services performed.

On July 26, 2012, the Company issued 15,315,316 shares of common stock to Solidor Investments Limited (the, then debenture holder (now transferred to CCM Holdings LLC) in consideration for the restructuring of the obligations under the Senior Debentures (postponing coupon and forgiving default interest obligations) and in exchange for the settlement of outstanding interest on the Debentures of $1,020,000.

On March 5, 2013, the Company issued 4,021,380 shares of common stock to CCM LLC in full and final satisfaction of an amount of $571,036 (which formed part of a series of small loans which CCM had made available as working capital to the business in March 2011) and in consideration for postponing a portion of the interest payments due.

On July 24, 2014 the Company issued 142,857 shares of common stock to Core Fund LLP in return for the surrender of warrants to purchase shares of common stock of the Company. These warrants were issued to Core Fund in a financing transaction completed in May 2007. The warrants should have been exchanged for shares in October 2010 as part of the Company’s restructuring efforts. As a result of administrative oversight, these shares were not issued until July 2014.

On October 26, 2015 the Company issued 100,000 shares of common stock to one of its directors, Robert Ethrington, in accordance with the terms of his election which provided for these shares of common stock to be issued subject to serving at least one year on the Company’s board.

On March 1, 2016, the Company issued 32,346,682 shares of its common stock to CCM Holdings, LLC in extinguishment of $3,558,136 (the redemption premium which accrued under the senior secured debentures).

During  May through to August 2016, the Company issued 100,000 to each of six members of the Board of Directors for their services performed as directors.

In June 2016, the Company issued an aggregate of 112,500 shares valued at $0.093 per share to two individuals for services rendered.

As of the date of this annual report, the Company has 127,078,395 shares of common stock issued and outstanding.

