Form 10-Q
period 2011-01-31
Coda Octopus Group, Inc.
filed 2016-08-22
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52815

CODA OCTOPUS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-200-8348
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

4020 Kidron Road, Ste 4, Lakeland (Address of principal executive offices)	33811 (Zip Code)

Registrant’s telephone number, including area code:	(863) 937 8985

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one): [  ]

Large accelerated filer [ ]	Accelerated filer [ ] Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The number of shares outstanding of issuer’s common stock, $0.001 par value as of August 12, 2016 is 127,078,395.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (the “Form 10-Q”) for Coda Octopus Group, Inc. (the “Company”) was due on March 17, 2011. On July 28, 2011, the Company filed a Form 15 (the “Form 15”) with the Securities and Exchange Commission to terminate its registration under the Securities Exchange Act of 1934, as amended, and to suspend its duty to make filings thereunder. The filing of the Form 10-Q at this time is not to be deemed an admission by the Company that it was required to do so prior to filing the Form 15.

The unaudited condensed consolidated financial statements included herein and the disclosures directly related thereto speak as of January 31, 2011 and for the three months then ended. Except as the context requires otherwise, all other information in the Form 10-Q is current as of the date of filing thereof.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CODA OCTOPUS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2011 (UNAUDITED) and OCTOBER 31, 2010

	January 31, 2011	October 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$344,593	$215,204
Restricted cash, Note 2	928,909	827,266
Short-term investments, Note 4	13,175	14,875
Accounts receivable, net of allowance for doubtful accounts	2,288,613	1,863,842
Inventory	1,717,700	1,780,114
Unbilled receivables, Note 3	690,686	587,015
Other current assets, Note 5	254,675	180,597
Prepaid expenses	285,305	218,059

Total current assets	6,523,656	5,686,972

Property and equipment, net, Note 6	176,243	114,469
Goodwill and other intangible assets, net, Note 7	3,918,522	3,921,847

Total assets	$10,618,421	$9,723,288

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade	$2,195,460	$2,036,340
Accrued expenses and other current liabilities	3,353,616	4,057,951
Short term loan payable	14,657,905	14,423,516
Warrant liability, Note 10	199,480	473,384
Deferred revenues and warranty provisions, Note 3	2,260,143	1,214,183
Deferred payments related to acquisitions	395,670	394,213
Total current liabilities	23,062,274	22,599,587

Loans and notes payable, long term, Note 13	160,397	160,350

Total liabilities	23,222,671	22,759,937

Commitment and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, Series A Preferred Stock; 50,000 shares designated; 6,287 Series A Preferred Shares issued and outstanding as of January 31, 2011 and October 31, 2010	6	6
Common stock, $0.001 par value; 150,000,000 shares authorized, 74,039,867 and 60,614,958 shares issued and outstanding as of January 31, 2011 and October 31, 2010 respectively	74,040	60,615
Additional paid-in capital	47,434,443	47,167,905
Accumulated other comprehensive loss	(358,236)	(979,342)
Accumulated deficit	(59,754,503)	(59,285,833)

Total stockholders’ deficit	(12,604,250)	(13,036,649)

Total liabilities and stockholders’ deficit	$10,618,421	$9,723,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JANUARY 31, 2011 and 2010

(UNAUDITED)

	January 31, 2011	January 31, 2010

Net revenue	$3,588,558	$3,068,210

Cost of revenue	1,749,365	1,305,979

Gross profit	1,839,192	1,762,231

Operating expenses
Research and development	418,898	477,013
Selling, general and administrative expenses	1,780,150	1,574,894

Total operating expenses	2,199,049	2,051,907

Operating loss	(359,856)	(289,676)

Other income (expenses)
Other income, net	36,400	9,983
Interest expense	(419,118)	(441,582)
Amortization of deferred financing costs	-	(60,532)
Gain on change in fair value of warrant liability	273,904	1,554,908

Total other income (expense) income	(108,814)	1,062,777

(Loss) income before income taxes	(468,670)	773,101

Provision for income taxes	-	-

Net (loss) income applicable to Common Shares	$(468,670)	$773,101

Net (loss) income per share, basic	$(0.01)	$0.02

Net (loss) income per share, diluted See Note 1	$(0.01)	$0.02

Weighted average shares outstanding	71,676,268	49,000,244

Comprehensive income (loss):

Net (loss) income	$(468,670)	$773,101

Foreign currency translation adjustment	621,106	(58,291)
Unrealized loss on investments	-	(25,500)

Comprehensive income	$152,436	$689,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JANUARY 31, 2011

(UNAUDITED)

						Accumulated
					Additional	Other
	Preferred Stock Series A		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total

Balance, October 31, 2010	6,287	$6	60,614,958	$60,615	$47,167,905	$(979,342)	$(59,285,833)	$(13,036,649)

Shares issued for warrants			12,648,144	12,648	240,315		-	252,963

Shares issued for compensation			776,765	777	26,223			27,000

Foreign currency translation adjustment						621,106		621,106

Net loss							(468,670)	(468,670)

Balance, January 31, 2011	6,287	$6	74,039,867	$74,040	$47,434,443	$(358,236)	$(59,754,503)	$(12,604,250)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2011 and 2010

(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(468,670)	$773,103
Adjustments to reconcile net (loss) income to net cash used in (provided by) operating activities:
Depreciation and amortization	41,969	123,376
Impairment of goodwill	31,940	-
Stock based compensation	279,963	6,483
Change in fair value of warrant liability	(273,904)	(1,554,908)
Non-cash interest expense	384,435	323,030
Amortization of deferred financing costs	-	60,532
Loss on investment in marketable securities	1,700	-
Changes in operating assets and liabilities:
Accounts receivable	(424,772)	216,390
Inventory	62,414	237,651
Prepaid expenses	(67,249)	2,070
Other receivables	-	33,948
Unbilled receivables and Other assets	(177,747)	-
Accounts payable and accrued expenses	(543,754)	(211,033)
Deferred revenues	1,045,960	-

Net cash (used in) provided by operating activities	(107,715)	10,642

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(84,210)	-
Purchases of intangible assets	(48,148)	(7,690)
Cash subject to restriction	(101,643)	(27,556)

Net cash used in investing activities	(234,001)	(35,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(150,000)	-

Net cash used in financing activities	(150,000)	-

Effect of exchange rate changes on cash	621,105	(55,620)

Net increase (decrease) in cash	129,389	(80,224)

Cash and cash equivalents, beginning of period	215,204	275,885

Cash and cash equivalents, end of period	$344,593	$195,661

Cash paid for:
Interest	$38,845	$58,020
Income taxes	$-	$-

Supplemental Disclosures of non-cash investing and financing activities:	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

January 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended January 31, 2011, are not necessarily indicative of the results that may be expected for the year ended October 31, 2011. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s 10K for the year ended October 31, 2010.

Business and Basis of Presentation

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

Some of the subsidiaries report earnings from job contracts on the percentage of completion measured by the proportion of job costs incurred to date to estimate total job costs for each contract. Costs and estimated earnings in excess of billings and vice versa on uncompleted contracts have been recorded as current assets and current liabilities, respectively. At the time a loss becomes known, the entire amount of the estimated ultimate loss is recognized. The earnings or losses the Company ultimately will realize on uncompleted contracts could differ materially in the next year from the amounts estimated.

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Foreign Currency Translation

Coda translates the foreign currency financial statements of its foreign subsidiaries in accordance with the requirements of ASC 830 - Foreign Currency Matters. Assets and liabilities are translated at exchange rates existing at the balance sheet dates, related revenue and expenses are translated at average exchange rates in effect during the period and stockholders’ equity is recorded at historical exchange rates. Resulting translation adjustments are recorded as a separate component in stockholders’ equity as part of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the statement of income.

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

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. We periodically review our trade receivables in determining our allowance for doubtful accounts. Allowance for doubtful accounts was $10,000 for the period ended January 31, 2011 and $9,325 for the year ended October 31, 2010.

Reclassification of Prior Year Presentation

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of January 31, 2011:

		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Restricted cash	$928,909	$928,909	$-	$-
Short term investment	$13,175	$13,175	$-	$-
Total	$942,084	$942,084	$-	$-
Liabilities:
Warrant liability	$199,480	$-	$-	$199,480
Notes payable	$14,818,302	$-	$14,818,302	$-
Total	$15,017,782	$-	$14,818,302	$199,480

The fair value of restricted cash and short term investments at January 31, 2011 was grouped as Level 1 valuation as the market price was readily available.

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

Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method. Inventory is comprised of the following components at January 31, 2011 and October 31, 2010:

	2011	2010
Raw materials	$733,424	$887,061
Work in process	193,616	98,630
Demo-goods	-	307,792
Finished goods	790,660	486,631

Total inventory	$1,717,700	$1,780,114

We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, production availability and/or our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market and economic conditions or other factors that may result in cancellations of advance orders or reductions in the rate of reorders placed by customers and/or continued weakening of economic conditions. Additionally, management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. As of January 31, 2011 and October 31, 2010, the allowance for inventory was Nil.

Property and Equipment

We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to four years, the estimated useful lives of the property and equipment. When assets are retired or disposed of, the cost and accumulated depreciation are removed, and any resulting gains or losses are included in the unaudited condensed consolidated statement of operations

Long-Lived Assets

FASB ASC Topic 360 Property, Plant and Equipment (ASC 360), which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment loss was recognized during the period ended January 31, 2011 and 2010.

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Research and Development

Research and development costs consist of expenditures for the present and future patents and technology, which cannot be capitalized. We are eligible for United Kingdom tax credits related to our qualified research and development expenditures. Tax credits are classified as a reduction of research and development expense. We recorded tax credits of nil during the period ended January 31, 2011 and 2010.

Marketing

We charge the costs of marketing to expense as incurred. For the period ended January 31, 2011 and 2010 marketing costs were $13,878 and $33,084 respectively.

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

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Comprehensive Income

FASB ASC Topic 220 - Comprehensive Income, (ASC 220) establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes gains and losses on foreign currency translation adjustments and is included as a component of stockholders’ equity.

Deferred Financing Costs

Deferred financing costs primarily include debt issuance costs incurred by the Company in connection with the issuance of secured convertible debentures in February 2008 (see Note 13). Amortization is provided on a straight-line basis over the terms of the respective debt instruments to which the costs relate and is included in interest expense. Deferred financing cost expense was $nil and $60,532 in the period ended January 31, 2011 and 2010, respectively.

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

The following reconciliation of net income and share amounts used in the computation of loss per share for the three months ended January 31, 2011 and 2010:

	Three Months Ended January 31, 2011	Three Months Ended January 31, 2010
Net (loss) income used in computing basic net income per share	$(468,670)	$773,101
Impact of assumed assumptions:
Gain on warrant liability marked to fair value	273,904	1,554,908
Net loss in computing diluted net loss per share:	$(742,574)	$(781,807)

Per share basic and diluted net income (loss) amounted to $(0.01) for the period ended January 31, 2011. Per share basic and diluted net income (loss) amounted to $0.02 and $0.02 for the period ended January 31, 2010, respectively. For the periods ended January 31, 2011 and 2010, there were 30,922,747 and 50,999,796 potential shares, respectively, which were excluded from the shares used to calculate diluted earnings (loss) per share as their inclusion would reduce net loss per share.

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

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against and by the Company or un-asserted claims that may result in such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In December 2007, the FASB issued FASB ASC Topic 805, “Business Combinations” (ASC 805), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flow.

In December 2007, the FASB issued FASB ASC Topic 810, “Non-controlling Interest in Consolidated Financial Statements, an amendment of ASC 810-12-15” (ASC 810), which will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. ASC 810 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position, results of operations or cash flows.

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

Liquidity

As of January 31, 2011, we have cash and cash equivalents of $1,273,502, a working capital deficit of $16,538,618 and stockholders’ deficit of $12,604,250. For the period ended January 31, 2011, we had net loss of $468,670 and negative cash flow from operations of $107,715. We also have an accumulated deficit of $59,754,503 at January 31, 2011.

NOTE 2 – RESTRICTED CASH

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

At January 31, 2011 and October 31, 2010, we have received net advances from this facility of $928,909 and $827,266, respectively.

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

On or around March 28, 2011 the Noteholder terminated the Cash Control Framework Agreement.

See Note 15 of the Unaudited Condensed Consolidated Financial Statement for current information on the Cash Control Framework Agreement.

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the balance sheet as Unbilled Receivables of $690,686 and $587,015 as of January 31, 2011 and October 31, 2010 respectively.

Billings in excess of cost and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the balance sheet. These amounts are stated on the balance sheet as Deferred Revenue of $745,824 and $443,853 as of January 31, 2011 and October 31, 2010 respectively.

Revenue received as part of sales of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales, with these amounts amortized over either 12 months, 36 months or 60 months from the date of sale depending on the product purchased. These products are sold as Through Life Support for said periods. These amounts are stated on the balance sheet as Warranty Liability of $1,514,319 and $770,330 as of January 31, 2011 and October 31, 2010 respectively.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of January 31, 2011:

		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Restricted cash	$928,909	$928,909	$-	$-
Short term investment	$13,175	$13,175	$-	$-
Total	$942,084	$942,084	$-	$-
Liabilities:
Warrant liability	$199,480	$-	$-	$199,480
Loans and notes payable	$14,818,302	$-	$14,818,302	$-
Totals	$15,017,782	$-	$14,818,302	$199,480

The fair value of the short term investments, at January 31, 2011 was grouped as Level 1 valuation as the market price was readily available, compared to a fair value of $14,875 for short term investments at October 31, 2010.

Loans and notes payable are recorded at their face amount which approximates fair value.

The remaining fair value of this investment is $13,175 as of January 31, 2011.

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - OTHER CURRENT ASSETS

Other current assets on the balance sheet total $254,675 and $180,597 at January 31, 2011 and October 31, 2010 respectively. These totals comprise the following:

	2011	2010

Value added tax (VAT)	$-	$1,993
Other receivable	177,194	178,604
Factoring account reserves	77,481	-

Total	$254,675	$180,597

NOTE 6 - FIXED ASSETS

Property and equipment at January 31, 2011 and October 31, 2010 is summarized as follows:

	2011	2010
Machinery and equipment	$879,554	$674,751
Accumulated depreciation	(703,311)	(560,282)

Net property and equipment assets	$176,243	$114,469

Depreciation expense recorded in the statement of operations for the period ended January 31, 2011 and 2010 is $22,436 and $30,076, respectively.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL

The Company accounts for intangible assets and goodwill in accordance with ASC 350. Goodwill and Other Intangible Assets, are evaluated on an annual basis, and when there is reason to believe that their values have been diminished or impaired write-downs will be included in results from operations.

The identifiable intangible assets acquired and their carrying value at January 31, 2011 and October 31, 2010 is:

	2011	2010
Customer relationships (weighted average life of 10 years)	$724,243	$723,127
Non-compete agreements (weighted average life of 3 years)	233,754	230,981
Patents (weighted average life of 10 years)	95,191	86,539
Licenses (weighted average life of 2 years)	100,000	100,000
Total amortized identifiable intangible assets - gross carrying value	1,153,188	1,140,647
Less accumulated amortization and impairment	(584,834)	(600,908)

Net	568,354	539,739

Residual value	$568,354	$539,739

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Our acquisition of Dragon Design Ltd (“Dragon”) in December 2008 resulted in the valuation of Dragon’s customer relationships and covenants not to compete as intangible assets, which have an estimated useful life of 3 years each, and as such are being amortized on a straight-line basis over that period. In addition, we recognized goodwill of $282,533 that represents the excess of the purchase price we paid over the fair value of Dragon’s net tangible and intangible assets we acquired. See Note 15 for current information on the status of Dragon Design Ltd.

Our acquisition of the assets of Tactical Intelligence, LLC (“Tactical”) In November 2008 resulted in the valuation of Tactical’s customer relationships and covenants not to compete as intangible assets, which have an estimated useful life of 3 years each, and as such are being amortized monthly over that period. In addition, we recognized goodwill of $142,430 that represents the excess of the purchase price we paid over the fair value of Tactical’s net tangible and intangible assets acquired. See Note 15 for current information on the status of Tactical Intelligence, LLC.

Estimated annual amortization expense as of January 31, 2011 is as follows:

2011 – remaining period	$57,523
2012	76,696
2013	76,696
2014 and thereafter	357,439

Total	$568,354

Amortization of patents, customer relationships, non-compete agreements and licenses included as a charge to operations amounted to $19,533 and $38,477 for the period ended January 31, 2011 and 2010, respectively. Goodwill is not being amortized.

As a result of the acquisitions of Martech, Colmek, Dragon and Tactical, the Company has goodwill in the amount of $3,350,168 as of January 31, 2011.The carrying amount of goodwill as of January 31, 2011 and October 31, 2010 is recorded below.

	2011	2010
Beginning goodwill balance at November 1:
Coda Octopus Colmek, Inc.	$2,038,669	$2,038,669
Coda Octopus Martech Ltd	998,591	998,591
Coda Octopus Products Ltd	62,315	62,315
Goodwill recorded upon acquisition:
Dragon Design Ltd	282,533	282,533

Total	3,382,108	3,382,108

Less impairment	(31,940)	-

Balance at January 31, 2011 and October 31, 2010	$3,350,168	$3,382,108

Considerable management judgment is necessary to estimate fair value. We enlist the assistance of an independent valuation consultant to determine the values of our intangible assets and goodwill, both at the dates of acquisition and at specific dates annually. Based on various market factors and projections used by management, actual results could vary significantly from managements’ estimates.

See Note 15 of the Unaudited Condensed Consolidated Financial Statement for current information on the status of Dragon and Tactical.

NOTE 8 - CAPITAL STOCK

The Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.001 per share. As of January 31, 2011 and October 31, 2010, the Company has issued and outstanding 74,039,867 and 60,614,958 shares of common stock respectively. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $.001 per share. We have designated 50,000 preferred shares as Series A preferred stock and have designated 50,000 preferred shares as Series B preferred stock. The remaining 4,900,000 shares of preferred stock is undesignated. There were 6,287 Series A preferred shares outstanding at January 31, 2011 and October 31, 2010 respectively, and nil Series B preferred shares outstanding at the same dates.

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

The total of Series A preferred stock outstanding is 6,287 shares at January 31, 2011, convertible into 1,013,670 shares of common stock.

The Company has not paid any dividends on the Series A preferred stock as the Board of Directors have concluded that Delaware law states that dividends can only de declared when there is funds available in the Company to do pay such dividends. The Company’s financial state does not allow such payments to take place.

See Note 15 of the Unaudited Condensed Consolidated Financial Statement for current information on the status of the Series A Preferred Stock.

Series B Preferred Stock

We designated 50,000 shares of our preferred stock, par value $0.001, as Series B Preferred Stock. The Series B Preferred Stock ranks junior to our issued and outstanding Series A preferred Stock and senior to all classes of common stock. The Series B Preferred Stock has a dividend rate of 8% per year. The Series B Preferred Stock and accrued dividends are convertible at the option of the holder into shares of our common stock at a conversion price of $1.00 per share. As of January 31, 2011 and October 31, 2010 respectively, we have no shares of Series B Preferred Stock outstanding.

See Note 15 of the Unaudited Condensed Consolidated Financial Statement for current information on the status of the Series B Preferred Stock.

Common Stock

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

During the period ending January 31, 2011, we cancelled 3,428,571 shares of the Company’s common stock which were issued erroneously in the period ending October 31, 2010.

On January 25, 2011, the Company issued a total of 26,765 shares of common stock to three members of staff.

The 750,000 shares referred to above were issued to an affiliate of CCM Holdings, LLC a significant shareholder of our Company.

See Note 15 of the Unaudited Condensed Consolidated Financial Statement for current information on the number of issued and outstanding shares of common stock.

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 - WARRANTS AND STOCK OPTIONS

Transactions involving stock options and warrants issued are summarized as follows:

Warrants	Three months ended January 31, 2011		Year ended October 31, 2010
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	24,119,418	$1.47	32,583,418	$1.42
Granted during the period	-	-	-	-
Terminated during the period	(9,382,418)	1.50	(8,464,000)	1.29

Outstanding at the end of the period	14,737,000	$1.45	24,119,418	$1.47

Exercisable at the end of the period	14,737,000	$1.45	24,119,418	$1.47

The number and weighted average exercise prices of warrants outstanding as of January 31, 2011 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Exercisable
$0.50	250,000	0.24	250,000
0.58	400,000	0.16	400,000
1.00	350,000	0.57	350,000
1.30	6,868,500	0.70	6,868,500
$1.70	6,868,500	0.70	6,868,500
Totals	14,737,000	0.76	14,737,000

Stock Options	Three months ended January 31, 2011		Year ended October 31, 2010
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	1,539,900	$1.19	5,595,900	$1.18
Granted during the period	-	-	50,000	1.05
Terminated during the period	(40,000)	0.82	(4,106,000)	1.16

Outstanding at the end of the period	1,499,900	$1.20	1,539,900	$1.19

Exercisable at the end of the period	1,499,900	$1.20	1,539,900	$1.19

The number and weighted average exercise prices of stock purchase options outstanding as of January 31, 2011 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Exercisable
$1.00	799,900	0.09	799,900
1.05	50,000	4.35	50,000
1.30	375,000	2.51	375,000
1.50	65,000	1.17	65,000
$1.70	210,000	1.41	210,000
Totals	1,499,900	1.07	1,499,900

 CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

See Note 15 of the Unaudited Condensed Consolidated Financial Statement for current information on the status of the Warrants.

NOTE 10 – DERIVATIVE LIABILITY

In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective November 1, 2009, the value our warrants will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on November 1, 2009 includes an increase in our derivative liability related to the fair value of the conversion feature of $3,306,807. Fair value at November 1, 2009 was determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.36-1.44%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 302.22%; (4) an expected life of the warrants of 1.41-3.32 years and (5) estimated fair value of common stock of $0.08 per share.

At January 31, 2011 we recalculated the fair value of the conversion feature subject to derivative accounting and have determined that the fair value at January 31, 2011 is $199,480. The fair value of the conversion features was determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.15-0.58%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 314%; (4) an expected life of the conversion feature of 0.16-2.07 years and (5) estimated fair value of common stock of $0.02 per share.

We have recorded a gain of $273,904 during the three months ended January 31, 2011 related to the change in fair value during the quarter.

January 31, 2011
Balance, beginning of period	$473,384
Additions	-
Extinguished derivative liability	-
Change in fair value of derivative liabilities	(273,904)
Balance, end of period	$199,480

See Note 15 of the Unaudited Condensed Consolidated Financial Statement on current status of Warrants and Derivative Liability.

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

For income tax reporting purposes, the Company’s aggregate U.S. unused net operating losses are $28,725,074 which expire through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is $9,766,525. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

For income tax reporting purposes, the Company’s aggregate UK unused net operating losses approximate $4,364,843 with no expiration. The deferred tax asset related to the carry-forward is approximately $1,823,000. The Company has provided a valuation reserve against the full amount of the benefits, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Components of deferred tax assets as of January 31, 2011 and October 31, 2010 are as follows:

Non-Current	2011	2010

Net Operating Loss Carry Forward	$9,766,525	$9,607,177
Valuation Allowance	(9,766,525)	(9,607,177)

Net Deferred Tax Asset	$-	$-

NOTE 12 - CONTINGENCIES AND COMMITMENTS

Litigation

During the reporting period to which this report applies the Company was involved in two lawsuits. The first action involved Federal Engineering and Marketing Associates Inc. (FEMA) a Colorado corporation (Plaintiff) who acted as sales representative of our wholly owned subsidiary, Coda Octopus Colmek Inc (“Colmek”) and the said Colmek as Defendant. The Plaintiff claimed breach of contract. This litigation was fully settled by the parties on or around January 14, 2011 and all actions filed in court were dismissed by consent.

On April 28, 2010 we instituted legal action in the Supreme Court of the State of New York against 4 former employees. These actions were settled in full between November 2010 and January 2011 and all actions filed in court were dismissed by consent.

See Note 15 of the Unaudited Condensed Consolidated Financial Statement for current information on the status of these litigation.

Company Voluntary Arrangement (CVA)

On or around October 18, 2010 our contracting entity, Coda Octopus Martech, entered into an arrangement under which it was agreed to re-schedule £503,335 an equivalent of $807,000 (using an exchange rate of 1.6035) amounts to trade creditors. Under the CVA this amount was scheduled to be repaid over 4 years.

See Note 15 of the Unaudited Condensed Consolidated Financial Statement for current information on the current status of the CVA.

Operating Leases

We occupy our various office and warehouse facilities pursuant to both term and month-to-month leases. Our term leases expire at various times through September 2015. Future minimum lease obligations are $1,252,831, with the minimum future rentals due under these leases as of January 31, 2011 as follows:

2011 – remaining period	$235,190
2012	306,360
2013	296,527
2014	250,084
2015 and thereafter	164,670

Total	$1,252,831

Concentrations

We had no concentrations of purchases of over 5% during the period ended January 31, 2011.

During the three months ended January 31, 2011, the company had one customer generate sales greater than 10% of total revenue. Sales to this customer were $662,758, or 18% of total revenues during the year.

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 - NOTES AND LOANS PAYABLE

A summary of notes payable at January 31, 2011, and October 31, 2010 is as follows:

	January 31, 2011	October 31, 2010
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
See Subsequent Events Item for current update	$14,355,786	$13,972,214

Pursuant to the terms of an invoice financing agreement with an Affiliate the Company received advances against certain invoices and contracts in exchange for the payment of 20% of the invoice or contract value.	302,119	451,302

The Company, through its UK subsidiary Coda Octopus Products Ltd has a 7 year unsecured loan note for £100,000; interest rate of 12% annually; repayable at borrower’s instigation or convertible into common stock when the share price reaches $3.	160,397	160,350

Total	$14,818,302	$14,583,866

Less: current portion	14,657,905	14,423,516

Total long-term portion	$160,397	$160,350

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

See Note 15 of the Unaudited Condensed Consolidated Financial Statement for current information on the status of the Cash Control Framework Agreement, the secured convertible debenture and the other loans.

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

The following table summarizes asset and operating balances by reportable segment.

	Three months ended
	January 31, 2011	January 31, 2010
Net Sales to External Customers:
Contracting	$1,472,649	$1,449,165
Products	2,115,909	1,619,045

Total Sales to External Customers	$3,588,558	$3,068,210

Depreciation and Amortization:
Contracting	$21,520	$40,383
Products	14,754	9,580
Corporate	5,695	73,413
Total Depreciation and Amortization	$41,969	$123,376

General and Administrative Expense:
Contracting	$445,431	$735,055
Products	495,540	445,431
Corporate	839,179	394,408
Total General and Administrative Expense	$1,780,150	$1,574,894

Capital Expenditures:
Contracting	$5,731	$-
Products	126,627	7,690
Corporate	-	-
Total Capital Expenditures	$132,358	$7,690

Operating Income (Losses):
Contracting	$301,551	$(773,464)
Products	167,772	846,306
Corporate	(829,179)	(362,517)
Total Segment Operating Losses	$(359,856)	$(289,676)

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of
	January 31, 2011	October 31, 2010
Segment Assets:
Contracting	$5,689,171	$5,866,581
Products	3,448,688	2,428,610
Corporate	1,480,562	1,428,097
Total Segment Assets	$10,618,421	$9,723,288

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

Information concerning principal geographic areas is presented below according to the area where the activity is taking place for the period ended January 31, 2011 and 2010:

	Three months ended
	January 31, 2011	January 31, 2010
NET SALES TO EXTERNAL CUSTOMERS:
United States	$1,378,510	$980,934
Europe	2,210,048	2,087,276
TOTAL SALES TO EXTERNAL CUSTOMERS	$3,588,558	$3,068,210

	As of
	January 31, 2011	October 31, 2010
ASSETS:
United States	$4,891,277	$4,716,984
Europe	5,727,144	5,006,304
TOTAL ASSETS	$10,618,421	$9,723,288

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 – SUBSEQUENT EVENTS

Set out below are the significant subsequent events which have occurred since February 1, 2011 through to and including the date of this report;

The Cash Control Framework Agreement referred to in Note 2 and 13 of the Unaudited Condensed Consolidated Financial Statement and elsewhere in this quarterly report was terminated on or around March 28, 2011 as a consequence we no longer hold any Restricted cash and to this extent Note 4 and elsewhere in this quarterly report is to be read as nil as of the date of this report for Restricted Cash.

Short Term Investment referred to in Note 4 of the Unaudited Consolidated Financial Statement and elsewhere in this quarterly report is written down to nil in fiscal year 2014.

The business operations of Dragon Design Limited referred to in Note 7 of the Unaudited Condensed Consolidated Financial Statement and elsewhere in this quarterly report were transferred to Coda Octopus Martech Limited in the fiscal year 2011 and this trading entity was dissolved in the said fiscal year.

The business operations of Tactical Intelligence LLC referred to in Note 7 of the Unaudited Condensed Consolidated Financial Statement ceased in the fiscal year 2011 and the trading name Tactical Intelligence LLC was transferred to the original seller on or around the said fiscal year.

The business operations of Innalogic ceased in the fiscal year of 2011.

The Series A Preferred Stock referred to in Note 8 of the Unaudited Condensed Consolidated Financial Statement was on June 30, 2015 exchanged for Series C pursuant to the terms of an Exchange Agreement entered into between the Company and the Holder of the Series A. Under the terms of the Exchange Agreement it was agreed to exchange 6,087 units of Series A Preferred Stock issued and outstanding (and which under the Certificate of Designation provided for dividends and voting rights) for 1,100 units of Series C Preferred Stock. These shares of Series C Preferred Stock each have a nominal value of $0.001 and a stated value of $1,000. The Certificate of Designation for the newly created class of Series C Preferred Stock does not provide for dividends or voting rights. The 6,087 units of Series A Preferred Stock were surrendered and cancelled by the Company. The Series A Preferred Stock was eliminated as a class on or around January 5, 2016.

On December 15, 2015 the Company repurchased the remaining issued and outstanding 200 shares of Series A Preferred Stock and these have been surrendered and retired. The Series A Preferred Stock was subsequently eliminated.

The Series B Preferred Stock referred to in Note 8 of the Unaudited Condensed Consolidated Financial Statement was also eliminated as a class on or around August 2016.

All Warrants and Stock Options referred to in Notes 9 and 10 of the Unaudited Condensed Consolidated Financial Statement have either been exchanged for Common Stock or expired by their terms. At the date of this quarterly report there are no warrants or options outstanding and as a consequence Warrant Liability in Note 4 of Consolidated Financial Statement and elsewhere in the annual report this should be read as nil at the date of this report.

The CVA mentioned in Note 12 of the Unaudited Consolidated Financial Statement and elsewhere in this quarterly report was discharged in full on March 26, 2014.

All litigation referred to in Note 12 of the Unaudited Condensed Consolidated Financial Statement were settled in full and at the date of this quarterly report there are no litigations against the Company.

This information is current as of the date of this quarterly report and supersedes the information set out in Note 13 of the Unaudited Condensed Consolidated Financial Statement (and elsewhere in this quarterly report).

The term of the secured convertible debentures referred to in Note 13 of the Unaudited Condensed Consolidated Financial Statement (Notes and Loans Payable) has been extended to November 1, 2017.

Pursuant to an agreement between the Company and Noteholder, the Debentures were restructured as follows:

●	The maturity date of the Notes was extended to November 1, 2017;

●

The Company has agreed to reduce the principal amount outstanding under the Notes by $2,000,000 payable in 10 equal monthly payments commencing March 31, 2016. The Company is current in fulfilling this obligation;

●	On March 1, 2016, the Company issued 32,346,682 shares of its common stock in extinguishment of $3,558,136 (the redemption premium accrued under the terms of the debentures) due under the Notes at an effective price per share of $0.11; and

●	The Company has agreed to return to filing reports under the Securities Exchange Act of 1934 before March 1, 2017.

As a result of the restructuring, as of April 30, 2016, the total balance outstanding under the Notes had been reduced to $11,180,706. This amount includes principal and interest.

No event of default subsists in respect of the secured convertible debentures as of the date of this quarterly report.

All loans excepting the senior convertible debentures shown in Note 13 of the Unaudited Condensed Consolidated Financial Statement have been settled in full.

In October 2013 we took out a 10 year mortgage in the amount of $530,701 for our business premises located in Portland, United Kingdom. The borrower and owner of these premises is our wholly owned Subsidiary Coda Octopus Products Limited. Our Repayment for this is $4,422 per month which includes repayment of capital and interest payment. As of the April 30, 2016 the outstanding amount on the mortgage is $361,627.

Share Issuances

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

On March 5, 2013, the Company issued 4,021,380 shares to CCM LLC in full and final satisfaction of an amount of $571,036 (which formed part of a series of small loans which CCM had made available as working capital to the business in March 2011) and in consideration for postponing a portion of the interest payments due. CCM are an affiliate of the Company.

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

As of the date of this quarterly report, the Company has 127,078,395 shares of common stock in issue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (the “Form 10-K”) for Coda Octopus Group, Inc. (the “Company”) was due on March 17, 2011. On July 28, 2011, the Company filed a Form 15 (the “Form 15”) with the Securities and Exchange Commission to terminate its registration under the Securities Exchange Act of 1934, as amended, and to suspend its duty to make filings thereunder. The filing of the Form 10-Q at this time is not to be deemed an admission by the Company that it was required to do so prior to filing the Form 15.

The unaudited condensed consolidated financial statements included herein and the disclosures directly related thereto speak as of January 31, 2011 and for the three months then ended. Except as the context requires otherwise, all other information in the Form 10-Q is current as of the date of filing thereof.

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

General Overview

This quarterly report relates to the fiscal quarter ended January 31, 2011. Nevertheless, information included in this General Overview is current as of the date of filing of this quarterly report.

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

We supply our marine engineering business services mainly to prime defense contractors. We have been supporting some significant defense programs for over 20 years, including the (CIWP) Close In Weapon Support program that enables us to supply and maintain proprietary parts through obsolescence management programs.

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

The following brief overview highlights some of the major issues that currently impact the Company’s business.

The Group’s business is subject to influence from a number of factors including:

a.	the price of commodities, in particular O&G. The decline in the O&G price has resulted in large scale reduction in capital and operational expenditure budgets, which directly impacts on the sales of our products into these and related markets;
b.	the allocation of funds to defense procurement by governments in the USA and UK;
c.	volatility of the markets including the currency market;
d.	uncertainty on the impact of the United Kingdom decision to terminate its current membership of the European Union;
e.	A significant percentage of the Company revenues are generated by the Company’s subsidiaries in the United Kingdom. The decline of the value of sterling is likely to impact our overall revenues which are reported in USD.
f.	In the event that the United Kingdom does not secure access to the European Union Single Market, this is likely to directly impact our cost basis as currently we do not pay export duty on products that we sell to customers in the Single Market;
g.	Global-political uncertainties affecting the markets into which we sell our goods and services; and
h.	the general global economic environment.

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

On June 23, 2016, the United Kingdom voted to exit the European Union. This resulted in significant currency exchange rate fluctuations and volatility in global stock markets. The British government is expected to commence negotiations to determine the terms of separation from the European Union (“Brexit”). The United Kingdom’s separation could, among other things, disrupt trade and the free movement of goods, services and people between the United Kingdom and the European Union or other countries as well as create legal and global economic uncertainty. Currencies could remain volatile for the foreseeable future.

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

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 1, “Summary of Significant Accounting Policies” of our Unaudited condensed Consolidated Financial Statements.

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

Some of the subsidiaries report earnings from job contracts on the percentage of completion measured by the proportion of job costs incurred to date to estimate total job costs for each contract. Costs and estimated earnings in excess of billings and vice versa on uncompleted contracts have been recorded as current assets and current liabilities, respectively. At the time a loss becomes known, the entire amount of the estimated ultimate loss is recognized. The earnings or losses the Company ultimately will realize on uncompleted contracts could differ materially in the next year from the amounts estimated.

Recoverability of Deferred Costs

We defer costs on projects for service revenue. Deferred costs consist primarily of direct and incremental costs to customize and install systems, as defined in individual customer contracts, including costs to acquire hardware and software from third parties and payroll costs for our employees and other third parties.

We recognize such costs in accordance with our revenue recognition policy by contract. For revenue recognized under the completed contract method, costs are deferred until the products are delivered, or upon completion of services or, where applicable, customer acceptance. For revenue recognized under the percentage of completion method, costs are recognized as products are delivered or services are provided in accordance with the percentage of completion calculation. For revenue recognized rateably over the term of the contract, costs are recognized rateably over the term of the contract, commencing on the date of revenue recognition. At each balance sheet date, we review deferred costs, to ensure they are ultimately recoverable. Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718 “Compensation - Stock Compensation” (“ASC 718”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award. This value is expensed rateably over the vesting period for time-based awards and when the achievement of performance goals is probable in our opinion for performance-based awards. Determining the fair value of share-based awards at the grant date requires judgment; including volatility, terms, and estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock based compensation expense and the Company’s results of operations could be materially impacted.

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

Results of Operations

Comparison of quarter (November 1, 2010 up to and including January 31, 2011) (“2011 Period”) compared to quarter ended January 31, 2010 (November 1, 2009 up to and including January 31, 2010) (“2010 Period”).

Revenue: Total revenues for the quarter ended January 31, 2011 and the quarter ended January 31, 2010 were $3,588,558 and $3,068,210 respectively, representing an increase of 17.0%.

Gross Margins: Margins were weaker in the 2011 Period at 51.3% (gross profit of $1,839,193) compared to 57.4% ($1,762,231) in the 2010 Period, reflecting a different mix of sales in our businesses (products sales versus project work through our Contracting Segment).

Research and Development (R&D). R&D spending decreased by 12.2% from $477,013 in the 2010 Period to $418,898 in the 2011 Period in line with our cost cutting plan. However, this level of spending still allows us to devote sufficient R&D resources to introduce product variants of our core technology to the market over the next months.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the 2011 Period increased by 13% to $1,780,150 from $1,574,894 in the 2010 Period. The increase in the 2011 Period is due to costs associated with various litigation settlements and compromises for terminating a number of existing contracts which is in-keeping with our restructuring and cost reduction plan.

Across the Group, key areas of 2011 Period expenditure include:

Wages and Salaries	We spent $681,511 or 38.3% during the 2011 Period versus $1,234,167 or 75.5 % of our SG&A cost during the 2010 Period. The reduction in the 2011 period reflects the restructuring of the Company including the elimination of the SVP tier in the 2009 and 2010 Period.

Legal and professional fees including accounting, audit and investment banking services

We spent $427,164 or 24% in 2011 against $147,036 or 9% of our SG&A costs in 2010. This increase in the 2011 period reflects increase legal fees associated with the reported litigation and other legal services.

Rent for our various locations	This amount decreased in 2011 to $106,231 or 6% against $141,664 or 8.7% of SG&A in 2010. This reduction is in-keeping with our cost cutting program undertaken at the time.

Marketing	This amount reduced in the 2011 Period to $13,878 or 0.8% of SG&A against $33,084 or 2% of SG&A in 2010. This reduction is in-keeping with our cost cutting program undertaken at the time.

Examining HQ SG&A, which is where we have concentrated our cost cutting exercise, we find that overall HQ SG&A (defined as Group Headquarters, and the UK and US Holding Companies) were up to $839,179 in first quarter of 2011 from $343,636 in first quarter 2010. The main components of this are:

	Q1 2011	Q1 2010
Rent and Utilities	$20,212	$25,094
Office Expenses	$7,297	$16,641
Payroll	$59,005	$83,573
Insurances	$45,727	$60,857
Professional Services	$367,478	$134,447
Marketing	$100	$(8,428)
Travel	$44,193	$30,611

In addition to the components shown above, the $839,179 amount includes $279,963 charges recorded for stock compensation.

Operating Loss. We incurred a loss from operations of $359,856 in the 2011 Period against $289,676 in the 2010 Period.

Amortization of deferred financing cost. Amortization of deferred financing cost expense decreased in the 2011 Period to $nil from the 2010 Period costs, which were $60,532.

Gain on change in fair value of warrant liability. In the 2011 Period, we recorded a gain on change in fair value of warrant liability of $273,904 as compared to $1,554,908 in the 2010 Period.

Interest Expense. Interest expense decreased in the 2011 Period to $419,118 from the 2010 Period interest costs, which were $441,582. In both periods we have included amortization of the 30% redemption premium for our convertible note, at a cost of $128,571.

Segment Analysis.

This section should be read in conjunction with Note 14 to the Unaudited Condensed Consolidated Financial Statements (Segment Information Note).

We operate in two business segments, Contracting Sales, and Product Sales Our contracting business consists of Coda Octopus Colmek and Coda Octopus Martech. Our Products business consists of Coda Octopus Products Limited and Coda Octopus Products Inc.

Revenues:

Contracting	Revenues from Contracting in during the three months ended January 31, 2011 were $1,472,649 or 41% of the Group revenues versus $1,449,165 or 47% in the three months ended January 31, 2010.

Products	Revenues from Products were $2,115,909 and were 59% of the Group revenues, versus $1,619,045 or 53% in the three months ended January 31, 2010.

SG&A

Contracting	Costs incurred were $445,431 in the three months ended January 31, 2011 versus $735,055 in the quarter ended January 31, 2010.

Products	Costs incurred in the three months ended January 31, 2011 were $495,540 versus $445,431 in the three months ended January 31, 2010.

Operating Profit (Loss)

Contracting	We realized an operating profit of $301,551 in the three months ended January 31, 2011 versus an operating loss of $773,464 in the three months ended January 31, 2010.

Products	We realized an operating profit of $167,772 in our Products business versus an operating profit of $846,306 in the three months ended January 31, 2010.

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

Items recorded or measured at fair value on a recurring basis in our accompanying unaudited condensed consolidated financial statements consisted of the following items as of January 31, 2011:

		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3

Assets

Restricted cash	$928,909	$928,909	$-	$-

Short term investments	$13,175	$13,175	$-	$-

Total	$942,084	$942,084	$-	$-

Liabilities

Warrant liability	$199,480	$-	$-	$199,480

Notes Payable	$14,818,302	$-	$14,818,302	$-

Total	$15,017,782	$-	$14,818,302	$199,480

The fair value of short term investments, at January 31, 2011 was grouped as Level 1 valuation as the market price was readily available.

Loans and notes payable is recorded at face amount, which approximates fair value.

Liquidity and Capital Resources

As of January 31, 2011, the Company has an accumulated deficit of $59,754,503, a working capital deficit of $16,538,618, stockholder’s deficit of $12,604,250 and used $107,715 cash flow from operations in the 2011 Period. The Company is dependent upon its ability to generate revenue from the sale of its products and services and the discretion of the note holder to release cash to cover operations. Management believes that based upon its commitment to maintain SG&A at around the $8.5 million level until the business is profitable and based upon our reorganization of our business, prospects have been enhanced; based upon the Company’s cash flow projections for its business operations; collectability of its receivables in the ordinary course of business; based on the Noteholder’s 12 month extension of the cash control framework agreement as discussed in Note 13 of the unaudited condensed consolidated Financial Statement the Company will be able to continue its operations through October 31, 2011. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and generating sufficient cash flows from operations to meet future obligations.

Operating Activities

Net cash used in operating activities for the three months ended January 31, 2011 was $107,715. We recorded a net loss for the period of $486,670. Other items in uses of funds from operations included depreciation and amortization, impairment of goodwill, stock based compensation, change in fair value of warrant liability, non-cash interest expense and loss on marketable securities which totaled $466,103. Increase in operating assets decreased net cash from operating activities by $607,354 and increases in operating liabilities increased net cash from operating activities by $502,206.

Investing Activities

Net cash used by investing activities for the three months ended January 31, 2011 was $234,001 due to reductions in restricted cash and the purchase of long lived assets.

Financing Activities

Net cash used by financing activities for the three months ended January 31, 2011 was $150,000 as a result payments made on loans payable.

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

●

The Company has agreed to reduce the principal amount outstanding under the Notes by $2,000,000 payable in 10 equal monthly payments commencing March 31, 2016. The Company is current in this obligation;

●	On March 1, 2016, the Company issued 32,346,682 shares of its common stock in extinguishment of $3,558,136 (representing the redemption premium accrued over the term of the debentures) due under the Notes at an effective price per share of $0.11; and

●	The Company has agreed to start filing reports under the Securities Exchange Act of 1934 before March 1, 2017.

As of October 31, 2015, the principal balance plus accrued interest and accrued conversion premium under the Notes was $14,940,258.

As a result of the restructuring, as of April 30, 2016, the total balance outstanding under the Notes had been reduced to $11,180,706. This amount includes principal and interest.

The Notes are currently held by CCM Holding, LLC, a firm that controls approximately 22.5% of the issued and outstanding common stock of the Company.

Inflation and Foreign Currency

The Company maintains its books in local currency: US Dollars for its US operations, Pounds Sterling and Norwegian Kroner for its United Kingdom and Norwegian operations, and since 2014, Australian Dollars for its Australian operations respectively.

The Company’s operations are conducted in the United States, and through its wholly-owned subsidiaries, in the United Kingdom. As a result, fluctuations in currency exchange rates do significantly affect the Company’s sales, profitability and financial position when the foreign currencies of its international operations are translated into U.S. dollars for financial reporting. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. The Company cannot predict the extent to which currency fluctuations may affect the Company’s business and financial position, and there is a risk that such fluctuations will have an adverse impact on the Company’s sales, profits and financial position. Also because differing portions of our revenues and costs are denominated in foreign currency, movements can impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens without correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure.

The translation of the Company’s UK operations’ pound Sterling denominated balance sheets into US dollars has been affected by the strengthening of the average value of the US dollar against the British pound sterling in the relevant time periods from $1.63 in 2010, to $1.58 in 2011. These are the values that have been used in the calculations below.

The translation of the Company’s Norwegian operation’s Kroner denominated balance sheets into US dollars has also been affected by the currency fluctuations of the US dollar against the Kroner from an average rate of $0.175 during 2010, to $0.167 during 2010. These are the values that have been used in the calculations below.

The impact of these currency fluctuations on the 2011 Period is shown below:

	Pound Sterling		Norwegian Kroner
	Actual Results	Constant Rates	Actual Results	Constant Rates	Total Effect

Revenues	$2,210,047	$2,286,250	$-	$-	$76,203
Costs	1,875,258	1,939,917	149,613	156,902	71,948
Net income/(losses)	334,789	346,333	(149,613)	(156,902)	4,255
Assets	5,670,495	5,643,368	56,649	59,409	(24,367)
Liabilities	3,808,131	3,789,914	249,594	261,754	(6,057)
Net assets	1,862,364	1,853,454	(192,945)	(202,345)	(18,310)

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, increased profits for the period by $4,255 and reduced net assets by $18,310. In addition, the Company booked transactional exchange rate gains of $406 during the 2011 Period. All of these amounts are material to our overall financial results.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report. The Company continues to improve procedures with regard to its disclosure controls and procedures.

(b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the reporting period to which the report applies (quarter ended January 31, 2011) the Company was involved in two lawsuits. The first action involved Federal Engineering and Marketing Associates Inc. (FEMA) a Colorado corporation (Plaintiff) who acted as sales representative of our wholly owned subsidiary, Coda Octopus Colmek Inc (“Colmek”) and the said Colmek as Defendant. The Plaintiff claimed breach of contract. This litigation was fully settled by the parties on or around January 14, 2011 and all actions filed in court were dismissed by consent.

On April 28, 2010 we instituted legal action in the Supreme Court of the State of New York against 4 former employees. These actions were settled in full between November 2010 and January 2011 and all actions filed in court were dismissed by consent.

There are currently no law suits pending against the Company. See Note 15 of the Unaudited Condensed Consolidated Financial Statement to the financials.

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

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

Coda Octopus Group, Inc. (Registrant)

Date: August 22, 2016	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: August 22, 2016	/s/ Michael Midgley
Michael Midgley
Chief Financial Officer

