Form 10-Q
period 2011-04-30
Coda Octopus Group, Inc.
filed 2016-08-22
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52815

CODA OCTOPUS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-200-8348
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

4020 Kidron Road, Lakeland	33811
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(863) 937 8985

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for the quarter ended April 30, 2011 (the “Form 10-Q”) for Coda Octopus Group, Inc. (the “Company”) was due on June14, 2011. On July 28, 2011, the Company filed a Form 15 (the “Form 15”) with the Securities and Exchange Commission to terminate its registration under the Securities Exchange Act of 1934, as amended, and to suspend its duty to make filings thereunder. The filing of the Form 10-Q at this time is not to be deemed an admission by the Company that it was required to do so prior to filing the Form 15.

The unaudited condensed consolidated financial statements included herein and the disclosures directly related thereto speak as of April 30, 2011 and for the three and six months then ended. Except as the context requires otherwise, all other information in the Form 10-Q is current as of the date of filing thereof.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CODA OCTOPUS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 30, 2011 (UNAUDITED) and OCTOBER 31, 2010

	April 30, 2011	October 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$1,235,606	$215,204
Restricted cash, Note 2	-	827,266
Short-term investments, Note 4	13,175	14,875
Accounts receivable, net of allowance for doubtful accounts	1,756,168	1,863,842
Inventory	1,145,438	1,780,114
Unbilled receivables, Note 3	538,590	587,015
Other current assets, Note 5	177,120	180,597
Prepaid expenses	436,241	218,059

Total current assets	5,302,338	5,686,972

Property and equipment, net, Note 6	65,443	114,469
Goodwill and other intangible assets, net, Note 7	3,876,914	3,921,847

Total assets	$9,244,695	$9,723,288

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade	$2,913,238	$2,036,340
Accrued expenses and other current liabilities	2,546,558	4,057,951
Short term loan payable	15,544,439	14,423,516
Warrant liability, Note 10	136,172	473,384
Deferred revenues and warranty provisions, Note 3	1,465,063	1,214,183
Deferred payments related to acquisitions	-	394,213

Total current liabilities	22,605,470	22,599,587

Loans and notes payable, long term, Note 13	166,648	160,350

Total liabilities	22,772,118	22,759,937

Contingencies and Commitments, Note 12

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, Series A Preferred Stock; 50,000 shares designated; 6,287 Series A Preferred Stock issued and outstanding, as of April 30, 2011 and October 31, 2010	6	6
Common stock, $0.001 par value; 150,000,000 shares authorized, 74,039,867 and 60,614,958 shares issued and outstanding as of April 30, 2011 and October 31, 2010, respectively	74,040	60,615
Additional paid-in capital	47,433,242	47,167,905
Accumulated other comprehensive loss	(1,285,816)	(979,342)
Accumulated deficit	(59,748,895)	(59,285,833)

Total stockholders’ deficit	(13,527,423)	(13,036,649)

Total liabilities and stockholders’ deficit	$9,244,695	$9,723,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2011 and 2010

(UNAUDITED)

	For the three months	For the three months	For the six months	For the six months
	ended	ended	ended	ended
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010

Net revenue	$3,192,248	$3,713,585	$6,780,806	$6,781,795

Cost of revenue	1,585,179	1,422,884	3,334,544	2,728,863

Gross profit	1,607,069	2,290,701	3,446,262	4,052,932

Operating expenses
Research and development	392,423	455,173	811,321	932,186
Selling, general and administrative expenses	925,377	1,788,406	2,705,527	3,363,300
Total operating expenses	1,317,800	2,243,579	3,516,848	4,295,486

Operating income (loss)	289,269	47,122	(70,586)	(242,554)

Other income (expense)
Other income, net	141,979	27,962	178,379	37,945
Interest expense	(488,949)	(454,802)	(908,067)	(896,384)
Amortization of deferred financing costs	-	(60,532)	-	(121,064)
Gain (loss) on change in fair value of derivative liability	63,308	(5,188,334)	337,212	(3,633,426)
Gain (loss) on sale of investment in marketable securities	-	15,750	-	15,750

Total other expense	(283,662)	(5,659,956)	(392,476)	(4,597,179)

Income (loss) before income taxes	5,608	(5,612,834)	(463,062)	(4,839,733)

Provision for income taxes	-	-	-	-

Net income (loss) applicable to Common Shares	$5,608	$(5,612,834)	$(463,062)	$(4,839,733)

Income (loss) per share, basic and diluted	$0.00	$(0.11)	$(0.01)	$(0.10)

Weighted average shares outstanding	74,039,867	49,050,244	72,824,432	49,029,133

Comprehensive loss:
Net income (loss)	$5,608	$(5,612,834)	$(463,062)	$(4,839,733)

Foreign currency translation adjustment	(927,580)	(145,925)	(306,474)	(204,206)
Unrealized gain on investment	-	38,250	-	12,750

Comprehensive loss	$(921,972)	$(5,720,509)	$(769,536)	$(5,031,189)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTS ENDED APRIL 30, 2011

(UNAUDITED)

						Accumulated
	Preferred Stock				Additional	Other
	Series A		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total

Balance, October 31, 2010	6,287	$6	60,614,958	$60,615	$47,167,905	$(979,342)	$(59,285,833)	$(13,036,649)

Shares issued for warrants			12,648,144	12,648	240,315			252,963

Shares issued for compensation			776,765	777	26,223			27,000

Stock buy back					(1,201)			(1,201)

Foreign currency translation adjustment						(306,474)		(306,474)

Net loss							(463,062)	(463,062)

Balance, April 30, 2011	6,287	$6	74,039,867	$74,040	$47,433,242	$(1,285,816)	$(59,748,895)	$(13,527,423)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CODA OCTOPUS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2011 and 2010

(UNAUDITED)

	April 30, 2011	April 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(463,062)	$(4,839,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	96,219	275,988
Stock based compensation	279,963	23,356
Change in fair value of warrant liability	(337,212)	3,633,426
Non-cash interest expense	767,143	391,070
Amortization of deferred financing costs	-	121,064
Loss on investment in marketable securities	1,700	-
Gain on sale of investment in marketable securities	-	(15,750)
Changes in operating assets and liabilities:
(Increase) decrease in current assets:
Accounts receivable	107,674	318,050
Inventory	634,676	973,637
Prepaid expenses	(218,182)	(13,492)
Unbilled receivables and other current assets	51,902	(1,657,271)
Increase (decrease) in current liabilities:
Accounts payable and other current liabilities	(1,028,708)	357,448
Deferred revenues	250,880	-

Net cash provided by (used in) operating activities	142,993	(432,207)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment	3,337	16,102
Purchases of intangible assets	(5,597)	(7,690)
Cash subject to restriction	827,266	442,601

Net cash provided by investing activities	825,006	451,013

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from loans	360,078	-
Buy back of shares	(1,201)	-

Net cash provided by financing activities	358,877	-

Effect of exchange rate changes on cash	(306,474)	(210,369)

Net increase (decrease) in cash	1,020,402	(191,563)

Cash and cash equivalents, beginning of period	215,204	275,885

Cash and cash equivalents, end of period	$1,235,606	$84,322

Cash paid for:
Interest	$78,609	$384,250
Income taxes	-	-

Supplemental Disclosures of non-cash investing and financing activities:	$-	$-

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six months period ended April 30, 2011, are not necessarily indicative of the results that may be expected for the year ended October 31, 2011. The unaudited condensed financial statements should be read in conjunction with the consolidated October 31, 2010 financial statements and footnotes thereto included in the Company’s 10-K filed for the year ended October 31, 2010.

Business and Basis of Presentation

Coda Octopus Group, Inc. (“Coda,” “the Company,” or “we”) designs and manufactures patented real time 3D sonar solutions and other leading products for sale to the subsea, defense, mining and marine sciences markets, among others. In addition, we supply marine engineering business services to prime defense contractors. We operate through two operating business segments: Marine Technology Business (“Products” segment) and Marine Engineering Business (“Services” segment). Our products are used primarily in the underwater construction market, offshore oil and gas and wind energy industry, and in the complex dredging, port security, mining and marine sciences sectors. Our customers include service providers to major oil and gas companies, law enforcement agencies, ports, mining companies, defense companies and universities. We supply our marine engineering business services mainly to prime defense contractors. We have been supporting some significant defense programs for over 20 years, including the (CIWP) Close In Weapon Support Program that enables us to supply, upgrade and maintain proprietary parts to these programs on an ongoing basis.

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

Accounts Receivable

Accounts receivable are generally unsecured. The Company establishes an allowance for doubtful accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability. Accounts are written off after all reasonable collection efforts have been exhausted and management concludes that likelihood of collection is remote. Any future recoveries are applied against the allowance for doubtful accounts. We periodically review our trade receivables in determining our allowance for doubtful accounts. We periodically review our trade receivables in determining our allowance for doubtful accounts. Allowance for doubtful accounts was $10,000 for the period ended April 30, 2011 and $62,896 for the period ended April 30, 2010.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of April 30, 2011:

		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Restricted cash	$-	$-	$-	$-
Short term investment	$13,175	$13,175	$-	$-
Total	$13,175	$13,175	$-	$-
Liabilities:
Warrant liability	$136,172	$-	$-	$136,172
Notes payable	$15,711,087	$-	$15,711,087	$-
Total	$15,847,259	$-	$15,711,087	$136,172

The fair value of restricted cash and short term investments at April 30, 2011 was grouped as Level 1 valuation as the market price was readily available.

On March 28, 2011 the Cash Control Framework Agreement was terminated and as consequence there is no longer any Restricted Cash.

Loans and notes payables are recorded at their face amounts which approximates fair value.

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method. Inventory is comprised of the following components at April 30, 2011 and October 31, 2010:

	2011	2010
Raw materials	$206,515	$887,061
Work in process	91,813	98,630
Demo	510,279	307,792
Finished goods	336,831	486,631

Total inventory	$1,145,438	$1,780,114

We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, production availability and/or our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market and economic conditions or other factors that may result in cancellations of advance orders or reductions in the rate of reorders placed by customers and/or continued weakening of economic conditions. Additionally, management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. As of April 30, 2011 and October 31, 2010, the allowance for inventory was Nil.

Property and Equipment

We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to four years, the estimated useful lives of the property and equipment. When assets are retired or disposed of, the cost and accumulated depreciation are removed, and any resulting gains or losses are included in the unaudited condensed consolidated statement of operations.

Long-Lived Assets

FASB ASC Topic 360 Property, Plant and Equipment (ASC 360), which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment loss was recognized during the period ended April 30, 2011 or 2010.

Research and Development

Research and development costs consist of expenditures for the present and future patents and technology, which cannot be capitalized. We are eligible for United Kingdom tax credits related to our qualified research and development expenditures. Tax credits are classified as other income. We recorded tax credits of nil during the period ended April 30, 2011 and 2010.

Marketing

We charge the costs of marketing to expense as incurred. For the three and six months ended April 30, 2011 marketing costs were $36,482 and $13,878, respectively. For the three and six months ended April 30, 2010 marketing costs were $24,813 and $57,897 respectively.

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

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Deferred Financing Costs

Deferred financing costs primarily include debt issuance costs incurred by the Company in connection with the issuance of secured convertible debentures in February 2008 (see Note 13). Amortization is provided on a straight-line basis over the terms of the respective debt instruments to which the costs relate and is included in interest expense. Deferred financing cost expense was $nil and $121,064 in the six months ended April 30, 2011, and 2010, respectively. Deferred financing cost expense was $nil and $60,532 in the three months ended April 30, 2011, and 2010, respectively.

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

The following reconciliation of net income and share amounts used in the computation of loss per share for the three months ended April 30, 2011 and 2010:

	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010
Net income (loss) used in computing basic net income per share	$5,608	$(5,612,834)
Impact of assumed assumptions:
Gain (loss) on warrant liability marked to fair value	63,308	(5,188,334)
Net loss in computing diluted net loss per share:	$(57,700)	$(424,500)

Per share basic and diluted net income (loss) amounted to $0.00 for the period ended April 30, 2011. Per share basic and diluted net income (loss) amounted to $(0.11) for the period ended April 30, 2010. For the periods ended April 30, 2011 and 2010 there were 29,521,486 and 50,274,247 potential shares respectively which were excluded from the shares used to calculate diluted earnings (loss) per share as their inclusion would reduce net loss per share.

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

Liquidity

As of April 30, 2011, we have cash and cash equivalents of $1,235,606 a working capital deficit of $17,303,132 and stockholders’ deficit of $13,527,423. For the six months ended April 30, 2011, we had a net loss of $463,062 and cash flow from operations of $142,993. We also have an accumulated deficit of $59,748,895 at April 30, 2011. The Company is dependent upon its ability to generate revenue from the sale of its products and services.

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

This agreement was terminated on March 28, 2011 by the Noteholder.

NOTE 3 - CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the balance sheet as Unbilled Receivables of $538,590 and $587,015 as of April 30, 2011 and October 31, 2010 respectively.

Billings in excess of cost and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the balance sheet. These amounts are stated on the balance sheet as Deferred Revenue of $1,435,804 and $443,853 as of April 30, 2011 and October 31, 2010 respectively.

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue received as part of sales of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales, with these amounts amortized over either 12 months, 36 months or 60 months from the date of sale depending on the product purchased. These products are sold with Through Life Support for the said periods. These amounts are stated on the balance sheet as Deferred Revenue of $29,259 and $770,330 as of April 30, 2011 and October 31, 2010 respectively.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of April 30, 2011:

		Quoted Prices in Active Markets For Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Restricted Cash	$-	$-	$-	$-
Short term Investment	$13,175	$13,175	$-	$-
Total	$13,175	$13,175	$-	-
Liabilities:
Warrant liability	$136,172	$-	$-	$136,172
Loans and Notes Payable	$15,711,087	$-	$15,711,087	$-
Totals	$15,847,259	$-	$15,711,087	$136,172

On March 28, 2011 the Cash Control Framework Agreement was terminated and as consequence there is no longer any Restricted Cash.

The fair value of the short term investments, at April 30, 2011 was grouped as Level 1 valuation as the market price was readily available, compared to a fair value of $14,875 for the short term investments at October 31, 2010.

Loans and notes payable are recorded at their face amount which approximates fair value. Warrant liability is recorded at fair value as is determined by observable market price and based on the Black-Scholes model.

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The remaining fair value of this investment is $13,175 as of April 30, 2011. See Note 15 of the Unaudited Condensed Consolidated Financial Statement for current status of this investment.

NOTE 5 - OTHER CURRENT ASSETS

Other current assets on the balance sheet total $177,120 and $180,587 at April 30, 2011 and October 31, 2010 respectively. These totals comprise the following:

	2011	2010
Value added tax (VAT)	$-	$1,993
Other receivable	177,120	178,604

Total	$177,120	$180,597

NOTE 6 - FIXED ASSETS

Property and equipment at April 30, 2011 and October 31, 2010 is summarized as follows:

	2011	2010
Machinery and equipment	$752,678	$674,751
Accumulated depreciation	(687,235)	(560,282)

Net property and equipment assets	$65,443	$114,469

Depreciation expense recorded in the statement of operations for the six months ended April 30, 2011 and 2010 is $45,689 and $77,507, respectively. Depreciation expense recorded in the statement of operations for the three months ended April 30, 2011 and 2010 is $23,253 and $47,431, respectively.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL

The Company accounts for intangible assets and goodwill in accordance with ASC 350. Goodwill and Other Intangible Assets, are evaluated on an annual basis, and when there is reason to believe that their values have been diminished or impaired write-downs will be included in results from operations.

The identifiable intangible assets acquired and their carrying value at April 30, 2011 and October 31, 2010 is:

	2011	2010
Customer relationships (weighted average life of 10 years)	$727,832	$723,127
Non-compete agreements (weighted average life of 3 years)	246,753	230,981
Patents (weighted average life of 10 years)	95,191	86,539
Licenses (weighted average life of 2 years)	100,000	100,000
Total amortized identifiable intangible assets - gross carrying value	1,169,776	1,140,647
Less accumulated amortization	(641,786)	(600,908)

Net	527,990	539,739

Residual value	$527,990	$539,739

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Estimated annual amortization expense as of April 30, 2011 is as follows:

2011 – remaining period	$65,769
2012	131,538
2013	131,538
2014 and thereafter	199,145

Total	$527,990

Amortization of patents, customer relationships, non-compete agreements and licenses included as a charge to income amounted to $34,545 and $77,417 for the six months ended April 30, 2011 and 2010, respectively. Amortization of patents, customer relationships, non-compete agreements and licenses included as a charge to income amounted to $15,012 and $38,940 for the three months ended April 30, 2011 and 2010, respectively. Goodwill is not being amortized.

As a result of the acquisitions of Martech, Colmek, Dragon and Tactical, the Company has goodwill in the amount of $3,348,924 as of April 30, 2011.The carrying amount of goodwill as of April 30, 2011 and October 31, 2010 is recorded below.

	2011	2010
Beginning goodwill balance at November 1:
Coda Octopus Colmek, Inc.	$2,038,669	$2,038,669
Coda Octopus Martech Ltd	998,591	998,591
Coda Octopus Products Ltd	62,315	62,315
Goodwill recorded upon acquisition:
Dragon Design Ltd	282,533	282,533

Total	3,382,108	3,382,108

Less impairment	(33,184)	-

Balance at April 30, 2011 and October 31, 2010	$3,348,924	$3,382,108

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

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 - CAPITAL STOCK

The Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.001 per share. As of April 30, 2011 and October 31, 2010, the Company has issued and outstanding 74,039,867 shares and 60,614,958 shares of common stock respectively. The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $.001 per share. We have designated 50,000 preferred shares as Series A preferred stock and have designated 50,000 preferred shares as Series B preferred stock. The remaining 4,900,000 shares of preferred stock is undesignated. There were 6,287 Series A preferred shares outstanding at April 30, 2011 and October 31, 2010 respectively, and nil Series B preferred shares outstanding at the same dates.

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

The total of Series A preferred stock outstanding is 6,287 shares at April 30, 2011, convertible into 1,013,670 shares of common stock.

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

See Note 15 of the Unaudited Condensed Consolidated Financial Statement for current information on the status of the Series A Preferred Stock.

Series B Preferred Stock

We designated 50,000 shares of our preferred stock, par value $0.001, as Series B Preferred Stock. The Series B Preferred Stock ranks junior to our issued and outstanding Series A preferred Stock and senior to all classes of common stock. The Series B Preferred Stock has a dividend rate of 8% per year. The Series B Preferred Stock and accrued dividends are convertible at the option of the holder into shares of our common stock at a conversion price of $1.00 per share. As of April 30, 2011 and October 31, 2010 respectively, we have no shares of Series B Preferred Stock outstanding.

See Note 15 of the Unaudited Condensed Consolidated Financial Statement on the current status of the Series B Preferred Stock.

Common Stock

There were no issuances of common stock in the quarter ended April 30, 2011.

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

The 750,000 shares issued were to an affiliate of CCM, a significant shareholder of our Company.

See Note 15 of the Unaudited Condensed Consolidated Financial Statement for current information on the number of issued and outstanding shares of common stock.

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 - WARRANTS AND STOCK OPTIONS

Transactions involving stock options and warrants issued are summarized as follows:

	Six months ended April 30, 2011		Year ended October 31, 2010
Warrants	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	24,119,418	$1.47	32,583,418	$1.42
Granted during the period	-	-	-	-
Terminated during the period	(9,782,418)	1.47	(8,464,000)	1.29

Outstanding at the end of the period	14,337,000	$1.47	24,119,418	$1.47

Exercisable at the end of the period	14,337,000	$1.47	24,119,418	$1.47

The number and weighted average exercise prices of warrants outstanding as of April 30, 2011 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Exercisable
$0.50	250,000	0.01	250,000
1.00	350,000	0.33	350,000
1.30	6,868,500	0.47	6,868,500
$1.70	6,868,500	0.47	6,868,500
Totals	14,337,000	0.53	14,337,000

	Six months ended April 30, 2011		Year ended October 31, 2010
Stock Options	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at beginning of the period	1,539,900	$1.19	5,595,900	$1.18
Granted during the period	-	-	50,000	1.05
Terminated during the period	(539,900)	1.00	(4,106,000)	1.16

Outstanding at the end of the period	1,000,000	$1.29	1,539,900	$1.19

Exercisable at the end of the period	1,000,000	$1.29	1,539,900	$1.19

The number and weighted average exercise prices of stock purchase options outstanding as of April 30, 2011 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Yrs)	Total Exercisable
$1.00	300,000	0.01	300,000
1.05	50,000	4.10	50,000
1.30	375,000	2.26	375,000
1.50	65,000	0.93	65,000
$1.70	210,000	1.17	210,000
Totals	1,000,000	1.36	1,000,000

See Note 15 of the Unaudited Condensed Consolidated Financial Statement for current information on the status of the Warrants.

NOTE 10 – DERIVATIVE LIABILITY

In June 2008, the FASB issued new accounting guidance (FASB ASC 815-40) which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that, effective November 1, 2009, the value of our warrants will need to be recorded as a derivative liability due to the fact that the conversion price is subject to adjustment based on subsequent sales of securities. The cumulative effect of the change in accounting principle on November 1, 2009 includes an increase in our derivative liability related to the fair value of the conversion feature of $3,306,807. Fair value at November 1, 2009 was determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.36-1.06%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 302.22%; (4) an expected life of the warrants of 1.41-3.32 years and (5) estimated fair value of common stock of $0.08 per share.

At April 30, 2011 we recalculated the fair value of the conversion feature subject to derivative accounting and have determined that the fair value at April 30, 2011 is $136,172. The fair value of the conversion features was determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.02-0.22%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 323.56%; (4) an expected life of the conversion feature of 0.08-1.82 years and (5) estimated fair value of common stock of $0.02 per share.

We have recorded a gain of $63,308 and $337,212 during the three and six months ended April 30, 2011, respectively related to the change in fair value of warrant liability.

April 30, 2011
Balance, beginning of period	$473,384
Additions	-
Extinguished derivative liability	-
Change in fair value of derivative liabilities	(337,212)
Balance, end of period	$136,172

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

For income tax reporting purposes, the Company’s aggregate U.S. unused net operating losses are $28,719,466 which expire through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is $9,764,618. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

For income tax reporting purposes, the Company’s aggregate UK unused net operating losses are $4,364,843, with no expiration. The deferred tax asset related to the carry-forward is approximately $1,823,000.   The Company has provided a valuation reserve against the full amount of the benefits, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Income tax expense for 2010 and 2011 represents income taxes on our Norwegian subsidiary.

Components of deferred tax assets as of April 30, 2011 and October 31, 2010 are as follows:

Non-Current	2011	2010

Net Operating Loss Carry Forward	$9,764,618	$9,607,177
Valuation Allowance	(9,764,618)	(9,607,177)

Net Deferred Tax Asset	$-	$-

NOTE 12 - CONTINGENCIES AND COMMITMENTS

Litigation

There is currently no outstanding litigation.

We may become subject to other legal proceedings and claims, which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of any matters should not have a material adverse effect on our financial position or results of operations.

Company Voluntary Arrangement (CVA)

On or around October 18, 2010 our subsidiary, Coda Octopus Martech, entered into an arrangement (Company Voluntary Arrangement or CVA) under which it was agreed to re-schedule £503,335 an equivalent of $807,000 (using an exchange rate of 1.6035) amounts to trade creditors. Under the CVA this amount was scheduled to be repaid over 4 years.

See Note 15 of the Unaudited Condensed Consolidated Financial Statement for current information on the CVA.

Operating Leases

We occupy our various office and warehouse facilities pursuant to both term and month-to-month leases. Our term leases expire at various times through September 2015. Future minimum lease obligations are approximately $1,174,435, with the minimum future rentals due under these leases as of April 30, 2011 as follows:

2011	$156,794
2012	306,360
2013	296,527
2014	250,084
2015 and thereafter	164,670

Total	$1,174,435

Concentrations

We had no concentrations of purchases of over 5% during the period ended April 30, 2011. During the six months ended April 30, 2011, the company generated sales of 9.77% of total revenue from one customer. Sales to this customer were $662,758, or 9.77% of total revenues during the period.

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 - NOTES AND LOANS PAYABLE

A summary of notes payable at April 30, 2011 and October 31, 2010 is as follows:

	April 30, 2011	October 31, 2010
The Company has a secured convertible debenture for $12M with a life of 7 years from February 26, 2008, maturing at 130% of face value, and with interest payable every six months, starting in February 2009, at a rate of 8.5%; During the term, the debentures are convertible into our common stock at the option of the Noteholders at a conversion price of $1.05. We may also force the conversion of these Notes into our common stock after two years in the event that we obtain a listing on a national exchange and our stock price closes on 40 consecutive trading days at or above $2.50 between the second and third anniversaries of this agreement; $2.90 between the third and fourth anniversaries of this agreement; and $3.50 after the fourth anniversary of this agreement or where the daily volume weighted average price of our stock as quoted on OTCBB or any other US National Exchange on which our securities are then listed has, for at least 40 consecutive trading days closed at the agreed price. The Company has failed to comply with certain covenants contained in the debenture agreement.	$13,879,357	$13,972,214

Between 2010 and 2011, our subsidiaries entered into a series of individual agreements for working capital. Pursuant to the terms of these various agreement the Company repaid the loan plus 20% of the amount borrowed.	1,665,082	451,302

The Company, through its UK subsidiary Coda Octopus Products Ltd has a 7 year unsecured loan note for £100,000; interest rate of 12% annually; repayable at borrower’s instigation or convertible into common stock when the share price reaches $3.	166,648	160,350

Total	15,711,087	14,583,866

Less current portion	15,544,439	14,423,516

Total	$166,648	$160,350

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

See Note 15 of the Unaudited Condensed Consolidated Financial Statement for current information on the current status of Notes and Loan Payable reported in this Note 13.

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 - SEGMENT INFORMATION

The Company’s two reportable segments are managed separately based on fundamental differences in their operations. Coda Octopus Colmek and Coda Octopus Martech make up the contracting part of the business, and Coda Octopus Products Limited and Coda Octopus Products Inc. make up the product sales.

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

The following table summarizes segment asset and operating balances by reportable segment.

	Three months ended		Six months ended
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010
Net Sales to External Customers:
Contracting	$1,209,874	$1,577,392	$2,682,523	$3,026,557
Products	1,982,374	2,136,193	4,098,283	3,755,238

Total Sales to External Customers	$3,192,248	$3,713,585	$6,780,806	$6,781,795

Depreciation and Amortization:
Contracting	$18,239	$79,905	$39,759	$120,288
Products	29,849	1,473	44,603	11,053
Corporate	6,162	71,234	11,857	144,647
Total Depreciation and Amortization	$54,250	$152,612	$96,219	$275,988

General and Administrative Expense:
Contracting	$467,711	$704,207	$913,142	$1,439,262
Products	490,055	714,378	985,595	1,159,809
Corporate	(32,389)	369,821	806,790	764,229
Total General and Administrative Expense	$925,377	$1,788,406	$2,705,527	$3,363,300

Capital Expenditures:
Contracting	$-	$-	$-	$-
Products	-	-	2,260	-
Corporate	-	-	-	7,690
Total Capital Expenditures	$-	$-	$2,260	$7,690

Operating Income (Losses):
Contracting	$(45,111)	$(442,641)	$256,440	$(1,216,105)
Products	745,273	891,474	913,045	1,737,780
Corporate	(410,891)	(401,711)	(1,240,070)	(764,229)
Total Segment Operating Income (Losses)	$289,271	$47,122	$(70,586)	$(242,554)

	As of
	April 30, 2011	October 31, 2010
Segment Assets:
Contracting	$5,577,431	$5,866,581
Products	3,511,852	2,428,610
Corporate	155,412	1,428,097
Total Segment Assets	$9,244,695	$9,723,288

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

Information concerning principal geographic areas is presented below according to the area where the activity is taking place for the period ended April 30, 2011 and 2010:

	Three months ended
	April 30, 2011	April 30, 2010
NET SALES TO EXTERNAL CUSTOMERS:
United States	$1,056,292	$2,344,817
Europe	2,135,956	1,368,768
TOTAL NET SALES TO EXTERNAL CUSTOMERS	$3,192,248	$3,713,585

	Six months ended
	April 30, 2011	April 30, 2010
NET SALES TO EXTERNAL CUSTOMERS:
United States	$2,434,802	$3,325,751
Europe	4,346,004	3,456,044
TOTAL NET SALES TO EXTERNAL CUSTOMERS	$6,780,806	$6,781,795

	As of
	April 30, 2010	October 31, 2010
ASSETS:
United States	$4,003,652	$4,716,984
Europe	5,241,043	5,006,304
TOTAL ASSETS	$9,244,695	$9,723,288

CODA OCTOPUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 – SUBSEQUENT EVENTS

Set out below are the significant subsequent events which have occurred since May 1, 2011 through to and including the date of this quarterly report;

Short Term Investment referred to in Note 4 of the Unaudited Condensed Consolidated Financial Statement and elsewhere in this quarterly report was written down to nil in the fiscal year of 2014.

The business operations of Dragon Design Limited referred to in Note 7 of the Unaudited Condensed Consolidated Financial Statement and elsewhere in this quarterly report were transferred to Coda Octopus Martech Limited in the fiscal year 2011 and this trading entity was dissolved in the said fiscal year.

The business operations of Tactical Intelligence LLC referred to in Note 7 of the Unaudited Condensed Consolidated Financial Statement and elsewhere in this quarterly report ceased in the fiscal year 2011 and the trading name Tactical Intelligence LLC was transferred to the original seller on or around the said fiscal year.

The business operations of Innalogic ceased operations in the fiscal year of 2011.

The Series A Preferred Stock referred to in Note 8 of the Unaudited Condensed Consolidated Financial Statement and elsewhere in the quarterly report was on June 30, 2015 exchanged for Series C pursuant to the terms of an Exchange Agreement entered into between the Company and the Holder of the Series A. Under the terms of the Exchange Agreement it was agreed to exchange 6,087 units of Series A Preferred Stock issued and outstanding (and which under the Certificate of Designation provided for dividends and voting rights) for 1,100 units of Series C Preferred Stock. These shares of Series C Preferred Stock each have a nominal value of $0.001 and a stated value of $1,000. The Certificate of Designation for the newly created class of Series C Preferred Stock does not provide for dividends or voting rights. The 6,087 units of Series A Preferred Stock were surrendered and cancelled by the Company. The Series A Preferred Stock was eliminated as a class on or around January 5, 2016.

On December 15, 2015 the Company repurchased the remaining issued and outstanding 200 shares of Series A Preferred Stock and these have been surrendered and retired. The Series A Preferred Stock was subsequently eliminated.

The Series B Preferred Stock referred to in Note 8 of the Unaudited Condensed Consolidated Financial Statement and elsewhere in the quarterly report was also eliminated as a class on or around August 2016.

All Warrants and Stock Options referred to in Notes 9 and 10 of the Unaudited Condensed Consolidated Financial Statement and elsewhere in the quarterly report have either been exchanged for Common Stock or expired by their terms. At the date of this quarterly report there are no warrants or options outstanding and as a consequence Warrant Liability in Note 4 the Unaudited Condensed Consolidated Financial Statement and elsewhere in the quarterly report this should be read as nil at the date of this report.

The CVA mentioned in Note 12 of the Unaudited Condensed Consolidated Financial Statement and elsewhere in this quarterly report was discharged in full on March 26, 2014.

This information is current as of the date of this quarterly report and supersedes the information set out in Note 13 of the Unaudited Condensed Consolidated (and elsewhere in this quarterly report).

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

In October 2013 we took out a 10 year mortgage in the amount of $530,701 for our business premises located in Portland, United Kingdom. The borrower and owner of these premises is our wholly owned subsidiary, Coda Octopus Products Limited. Our Repayment for this is $4,422 per month which includes repayment of capital and interest payment. As of the April 30, 2016 the outstanding amount on the mortgage is $361,627.

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

During May through August 2016, the Company issued 100,000 to each of six members of the Board of Directors for their services performed as directors.

In June 2016, the Company issued an aggregate of 112,500 shares valued at $0.093 per share to two individuals for services rendered.

As of the date of this quarterly report, the Company has 127,078,395 shares of common stock in issue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OP ERATIONS

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 (the “Form 10-Q”) for Coda Octopus Group, Inc. (the “Company”) was due on June 14, 2011. On July 28, 2011, the Company filed a Form 15 (the “Form 15”) with the Securities and Exchange Commission to terminate its registration under the Securities Exchange Act of 1934, as amended, and to suspend its duty to make filings thereunder. The filing of the Form 10-Q at this time is not to be deemed an admission by the Company that it was required to do so prior to filing the Form 15.

The unaudited condensed consolidated financial statements included herein and the disclosures directly related thereto speak as of April 30, 2011 and for the three and six months period then ended. Except as the context requires otherwise, all other information in the Form 10-Q is current as of the date of filing thereof.

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

General Overview

This quarterly report relates to the fiscal quarter ended April 30, 2011. Nevertheless, information included in this General Overview is current as of the date of filing of this quarterly report.

Coda Octopus Group, Inc. (“Coda,” “the Company,” or “we”) designs and manufactures patented real time 3D sonar solutions and other leading products for sale to the subsea, defense, mining and marine sciences markets, among others. In addition, we supply marine engineering business services to prime defense contractors.

We operate through two operating business segments: Marine Technology Business (“Products” segment) and Marine Engineering Business (“Services” or “Contracting”) segment). Our products are used primarily in the underwater construction market, offshore oil and gas and wind energy industry, and in the complex dredging, port security, mining and marine sciences sectors. Our customers include service providers to major oil and gas companies, law enforcement agencies, ports, mining companies, defense companies and universities.

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

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 1, “Summary of Significant Accounting Policies” of our Annual Consolidated Financial Statements on Form 10-K.

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

Results of Operations

PART A covers the comparison of three months ended April 30, 2011 to three months ended April 30, 2010 and PART B covers the six months ended April 30 2011 compared to six months period ended April 2010.

PART A: Comparison of three months ended April 30, 2011, compared to three months ended April 30, 2010.

Revenue: Total revenues for the quarter ended April 30, 2011 (the “2011 period”) and the quarter ended April 30, 2010 (the “2010 period”) were $3,192,248 and $3,713,585 respectively, representing a decrease of 14.0%.

Gross Margins: Margins were weaker in the 2011 period at 50.3% (gross profit of $1,607,069) compared to 61.7% (gross profit $2,290,701) in the 2010 Period, reflecting a different mix of sales in our businesses (products sales versus project work through our Contracting Segment) combined with lower revenues. In general our contracting segment yields a lower gross margin than our products segment.

Research and Development (R&D). R&D spending decreased by 13.8% from $455,173 in the 2010 Period to $392,423 in the 2011 Period in line with our cost cutting plan. This level of spending still allows us to devote sufficient R&D resources to introduce product variants of our core technology to the market over the next months.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the 2011 Period decreased to $925,377 from $1,788,406 in 2010, a reduction of 48.0% which reflects the effects of the cost reduction plan that was initiated during the fiscal year ended October 31, 2009 and continued since. Included in the costs cutting program is the elimination of the SVP tier of management and costs and overheads associated with this tier.

Across the Group, key areas of 2011 Period expenditure include:

Wages and Salaries	We expended $646,086 or 69.8% during the 2011 Period versus $1,211,940 or 65.5% of our SG&A cost during the 2010 Period. This amounted to a decrease of 46.7% over the 2010 Period which reflects the costs cutting program, particularly the elimination of the SVP tier in the Company.

Legal and professional fees including accounting, audit and investment banking services	We realized a gain of $(144,940) in 2011 against $175,706 or 9.5% of our SG&A costs in 2010. This reflects reversal of accruals resulting in an overall gain and reduction in legal fees due to cessation of various disputes and litigation.

Rent for our various locations	Rent for our various locations decreased in 2011 to $113,019 or 12.2% against $156,260 or 8.5% of SG&A in 2010. This amounted to a decrease of 27.7% and reflects the implementation of our costs cutting program.

Marketing	In the 2011 Period we expended $35,431 or 3.8% of SG&A versus $130,834 or 7.1% of SG&A in 2010. This reflects the implementation of our costs cutting program.

Travel Costs	In the 2011 Period we expended $36,418 or 3.9% in 2011 from $121,334 or 6.6% of SG&A in the 2010 Period. This reflects the implementation of our costs cutting program.

Examining HQ SG&A, which is where we have concentrated our cost cutting exercise, we find that overall HQ SG&A (defined as Group Headquarters, and the UK and US Holding Companies) was $(30,689) in the 2011 Period reduced from $358,110 in the 2010 Period. The main components of this are:

	2011 Period	2010 Period
Rent and Utilities	$10,037	$27,202
Office Expenses	$5,362	$16,882
Payroll	$34,618	$63,294
Insurances	$4,424	$3,668
Professional Services	$(154,178)	$176,420
Marketing	$1,124	$11,390
Travel	$7,134	$63,713

Operating Income/Loss. We had an operating profit of $289,269 in the 2011 Period against an operating profit of $47,122 in the 2010 Period. This reflects the results of the restructuring and cost cutting program implemented by the Company’s then new management.

Amortization of deferred financing cost. Amortization of deferred financing cost expense decreased in the 2011 Period to $nil from the 2010 Period costs, which were $60,532.

Gain on change in fair value of warrant liability. In the 2011 Period, we recorded a gain on change in fair value of warrant liability of $63,308 as compared to a loss of $5,188,334 in the 2010 period.

Interest Expense. Interest expense increased in the 2011 Period to $488,949 from the 2010 Period interest costs, which were $454,802. In both periods we have included amortization of the 30% redemption premium for our secured convertible note, at a cost of $128,571. We have accrued interests on the secured convertible note of $450,150.

Segment Analysis

This section should be read in conjunction with Note 14 to the Unaudited Condensed Consolidated Financial Statements.

We operate in two business segments, Contracting Sales and Product Sales. Our contracting business consists of Coda Octopus Colmek, Inc. and Coda Octopus Martech Ltd . Our Products business consists of Coda Octopus Products Limited and Coda Octopus Products Inc.

Revenues:

Contracting	Revenues from Contracting during the quarter ended April 30, 2011 were $1,209,874 or 38% of the Group revenues versus $1,577,392 or 42% in the quarter ended April 30, 2010

Products	Revenues from Products were $1,982,374 or 62% of the Group revenues, versus $2,136,193 or 58% in the 2010 Period.

SG&A

Contracting	Costs incurred were $467,711 in the quarter ended April 30, 2011 versus $704,207 in the quarter ended April 30, 2010.

Products	Costs incurred in the quarter ended April 30, 2011 were $490,055 versus $714,378 in the quarter ended April 30, 2010.

Operating Profit (Loss)

Contracting	We realized an operating loss of $45,111 in the quarter ended April 30, 2011 versus an operating loss of $442,641 in the quarter ended April 30, 2010.

Products	We realized an operating profit of $745,273 in our Products business versus an operating profit of $891,474 in the quarter ended April 30, 2010.

PART B: Comparison of six month period ended April 30, 2011, compared to six month period ended April 30, 2010.

Revenue: Total revenues for the six months period ended April 30, 2011 (the “2011 Period”) and the six months period ended April 30, 2010 (the “2010 Period”) were $6,780,806 and $6,781,795 respectively.

Gross Margins: Margins for the 2011 Period were 50.8% (gross profit of $3,446,262) compared to 59.8% (gross profit of $4,052,932) in the 2010 Period, reflecting a slightly different mix of sales in our businesses (products sales versus project work through our Contracting Segment) combined with marginally lower revenues.

Research and Development (R&D): R&D spending decreased from $932,186 in the 2010 Period to $811,321 in the 2011 Period in line with our cost cutting plan. This level of spending still allows us to devote sufficient R&D resources to introduce product variants of our core technology to the market over the next months.

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the 2011 Period decreased to $2,705,527 from $3,363,300 in the 2010 Period, a reduction of 19.5% which reflects the cost reduction plan which the Company commenced in 2009 up to and including the reporting period.

Across the Group, key areas of 2010 Period expenditure include

Wages and Salaries	We expended $1,607,560 or 59.4% during the 2011 Period against $2,446,107 or 55.6% of our SG&A cost during the 2010 Period. This amounted to a decrease of 34.3% over the 2010 Period which reflects the costs cutting program which the Company commenced in 2009, particularly the elimination of the SVP tier in the Company.

Legal and professional fees, including accounting, audit and investment banking services

We expended $282,224 or 10.4% in 2011 against $322,741 or 7.3% of our SG&A costs in 2010. We also realized an overall gain in this category of expenditures due finalization of settlements from which there was an overall reduction in accruals and a reduction in legal fees due to cessation of various disputes and litigation.

Travel costs	This amount decreased to $102,320 or 3.8% in 2011 from $220,476 or 5.0% of SG&A in the 2010 Period. This is in-keeping with our cost cutting program.

Rent for our various locations	This amount decreased in 2011 to $208,560 or 7.7% against $297,924 or 6.8% of SG&A in 2010. This is in-keeping with our cost cutting program.

Marketing costs	This amount decreased in the 2011 Period to $50,359 or 1.9% of SG&A against $163,918 or 3.7% of SG&A in 2010. This is in keeping with our cost cutting program.

Examining HQ SG&A, which is where we have concentrated our cost cutting exercise, we find that overall HQ SG&A (defined as Group Headquarters, and the UK and US Holding Companies) has increased to $808,490 in 2011 from $701,538 in the same period of 2010. Components of this are:

	2011 Period	2010 Period
Rent and Utilities	$30,249	$52,296
Office Expenses	$12,659	$33,523
Payroll	$93,623	$146,867
Insurances	$50,151	$64,525
Professional Services	$213,300	$310,867
Marketing	$1,224	$2,962
Travel	$51,327	$94,324

In addition to the Components shown above, the $808,490 includes $279,963 charges for stock compensation.

Operating Loss. We made a loss from operations of $70,586 in the 2011 Period against an operating loss of $242,554 in the 2010 Period and an operating loss of $1,860,719 in the 2009 Period. This reflects the results of the restructuring and cost cutting program implemented by the Company’s then new management.

Amortization of deferred financing cost. Amortization of deferred financing cost expense decreased in the 2011 Period to $nil from the 2010 Period costs, which were $121,064.

Gain on change in fair value of warrant liability. In the 2011 Period, we recorded a gain on change in fair value of warrant liability of $337,212 as compared to a loss of $3,633,426 in the 2010 period.

Interest Expense. Interest expense increased in the 2011 Period to $908,067 from the 2010 Period interest costs, which were $896,384. In both periods we have included amortization of the 30% redemption premium for our secured convertible note, at a cost of $257,143. The increase in interests is due to the increase in working capital borrowings during the 2011 Period. We have accrued interest on the convertible note of $510,000.

On or around October 18, 2010 our subsidiary, Coda Octopus Martech, entered into an arrangement (Company Voluntary Arrangement or (“CVA”)) under which it was agreed to re-schedule £503,335 an equivalent of $807,000 (using an exchange rate of 1.6035) amounts to trade creditors. Under the CVA this amount was scheduled to be repaid over 4 years.

Dividends and Other Stock Charges. In the 2011 Period, as in the 2010 Period, no dividends were due to be paid on the Series A Preferred stock due to the fact that we had no surplus or net profits from which to declare and pay such dividends.

Segment Analysis

This section should be read in conjunction with Note 14 to the Condensed Consolidated Financial Statements (Segment Information Note).

We operate in two business segments, Contracting Sales, and Product Sales. Our contracting business consists of Coda Octopus Colmek, Inc., Coda Octopus Martech Ltd (including the acquired Dragon Design) and Coda Octopus Tactical Intelligence. Our Products business consists of Coda Octopus Products Limited and Coda Octopus Products Inc.

Revenues:

Contracting	Revenues from Contracting in during the six months ended April 30, 2011 were $2,682,523 or 40% of the Group revenues versus $3,026,557 or 45% in the period ended April 30, 2010.

Products	Revenues from Products were $4,098,283 and were 60% of the Group revenues, versus $3,755,238 and 55% in 2010.

SG&A

Contracting	Costs incurred were $913,142 in the six months ended April 30, 2011 versus $1,439,262 in the six months ended April 30, 2010.

Products	Costs incurred in the six months ended April 30, 2011 were $985,595 versus $1,159,809 in the six months ended April 30, 2010.

Operating Profit (Loss)

Contracting	We realized an operating profit of $256,440 in the six months ended April 30, 2011 versus an operating loss of $1,216,105 in the six months ended April 30, 2010.

Products	We realized an operating profit of $913,045 in our Products business versus an operating profit of $1,737,780 in the six months ended April 30, 2010.

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

Items recorded or measured at fair value on a recurring basis in our accompanying unaudited condensed consolidated financial statements consisted of the following items as of April 30, 2011:

		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3

Assets

Restricted cash	$-	$-	$-	$-

Short term investments	$13,175	$13,175	$-	$-

Total	$13,175	$13,175	$-	$-

Liabilities

Warrant liability	$136,172	$-	$-	$136,172

Notes Payable	$15,711,087	$-	$15,711,087	$-

Total	$15,847,259	$-	$15,711,087	$136,172

On March 28, 2011 the Cash Control Framework Agreement was terminated and as consequence there is no longer any Restricted Cash.

The fair value of short term investments at April 30, 2011 was grouped as Level 1 valuation as the market price was readily available.

Loans and notes payable is recorded at face amount, which approximates fair value.

Liquidity and Capital Resources

At April 30, 2011, the Company has an accumulated deficit of $59,748,895; negative working capital of $17,303,132; a stockholders’ deficit of $13,527,423 and for the six months then ended generated cash flow from operations of $142,993 in the 2011 Period against a deficit of $432,207 in the 2010 Period. The Company is dependent upon its ability to generate revenue from the sale of its products and services. Management believes that based upon its commitment to maintain SG&A at around the $8.5 million level until the business is profitable and based upon our reorganization of our business, prospects have been enhanced; based upon the Company’s cash flow projections for its business operations; collectability of its receivables in the ordinary course of business. The Company’s ability to continue as a going concern is dependent upon achieving profitable operations and generating sufficient cash flows from operations to meet future obligations.

Operating Activities

Net cash provided in operating activities for the six months ended April 30, 2011 was $142,993. We recorded a net loss for the period of $463,062. Other items in uses of funds from operations included depreciation, amortization and impairment, stock based compensation, change in the fair value of warrant liability, non-cash interest expense and loss on marketable securities which totaled $807,813. Decrease in operating assets of $576,070 led to increase in net cash from operating activities and decreases in operating liabilities of $777,828 led to decrease in net cash from operating activities.

Investing Activities

Net cash provided by investing activities for the six months ended April 30, 2011 was $825,006 due to the release of the restricted cash.

Financing Activities

Net cash provided by financing activities for the six months ended April 30, 2011 was $358,877 as a result of new working capital loans.

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

●	On March 1, 2016, the Company issued 32,346,682 shares of its common stock in extinguishment of $3,558,136 (representing the redemption premium accrued under the terms of the debentures) due under the Notes at an effective price per share of $0.11; and

●	The Company has agreed to start filing reports under the Securities Exchange Act of 1934 before March 1, 2017.

As of October 31, 2015, the principal balance plus accrued interest and accrued conversion premium under the Notes was $14,940,258. As a result of the restructuring, as of April 30, 2016, the total balance outstanding under the Notes had been reduced to $11,180,706. This amount includes principal and interest.

The Notes are currently held by CCM Holdings, LLC, a firm that controls approximately 22.5% of the issued and outstanding common stock of the Company.

Inflation and Foreign Currency

The Company maintains its books in local currency: US Dollars, Pounds Sterling and Norwegian Kroner for its United States, United Kingdom and Norwegian operations, and since 2014, Australian Dollars for its Australian operations, respectively.

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

The translation of the Company’s UK operations’ pound Sterling denominated balance sheets into US dollars has been affected by the weakening of the average value of the US dollar against the British pound sterling in the relevant time periods from $1.58 in 2010, to $1.60 in 2011. These are the values that have been used in the calculations below.

The translation of the Company’s Norwegian operation’s Kroner denominated balance sheets into US dollars, as of October 31, 2009, has also been affected by the currency fluctuations of the US dollar against the Kroner from and average rate of $0.172 during 2010, to $0.174 during 2011. These are the values that have been used in the calculations below.

The impact of these currency fluctuations on the 2010 Period is shown below:

	Pound Sterling		Norwegian Kroner
	Actual Results	Constant Rates	Actual Results	Constant Rates	Total Effect

Revenues	$4,346,004	$4,300,252	$-	$-	$(45,752)
Costs	3,762,683	3,723,071	284,290	281,087	(42,815)
Net Income (Losses)	583,322	577,181	(284,290)	(281,087)	(2,938)
Assets	7,033,356	7,661,100	62,143	61,442	627,044
Liabilities	4,914,177	5,352,780	183,319	181,253	436,537
Net Assets	2,119,178	2,308,320	(121,176)	(119,811)	190,507

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, decreased profits for the 2011 Period by $2,938 and increased net assets by $627,044. In addition, the Company booked transactional exchange rate gains of $ 1,127 during the 2011 Period. All of these amounts are material to our overall financial results.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity or capital expenditures.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of April 30, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report. During the period ended April 30, 2011 Management commissioned an independent evaluation designed to provide recommendations to address control and procedure issues identified in the prior report and the current evaluation. Management has commenced the process of implementing these recommendations designed to remediate the material weakness previously identified. As part of these actions, the Company appointed a Chief Financial Officer. This appointment is expected to improve approval procedures, enhance segregation of duties and the quality of financial reporting.

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

We are currently not engaged in any lawsuits.

Item 1A. Risks Factors

Not required for smaller reporting companies

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

Coda Octopus Group, Inc.~(Registrant)

Date: August 22, 2016	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: August 22, 2016	/s/ Michael Midgley
Michael Midgley
Chief Financial Officer

