Form 10-Q
period 2017-04-30
Coda Octopus Group, Inc.
filed 2017-06-14
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52815

CODA OCTOPUS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-200-8348
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

W Sand Lake Road, Suite 500, Orlando	32819
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(863) 937 8985

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one): [  ]

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of issuer’s common stock, $0.001 par value as of June 14, 2017 is 9,102,192.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements

For the Three and Six Months Ended April 30, 2017 and 2016

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

April 30, 2017 and October 31, 2016

	2017	2016
	Unaudited
ASSETS

CURRENT ASSETS

Cash and Cash Equivalents	$5,735,414	$5,601,767
Restricted Cash	-	13,694
Accounts Receivables, Net	2,662,397	3,274,204
Inventory	2,642,655	2,598,925
Unbilled Receivables	4,189,052	3,406,693
Other Current Assets	425,120	140,954
Prepaid Expenses	254,630	112,884

Total Current Assets	15,909,268	15,149,121

Fixed Assets
Property and Equipment, net	5,515,431	3,840,500

Other Assets
Other Assets	10,471	96,374
Goodwill and Other Intangibles, net	3,722,875	3,749,525

Total Other Assets	3,733,346	3,845,899

Total Assets	$25,158,045	$22,835,520

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

April 30, 2017 and October 31, 2016

	2017	2016
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable, trade	$1,524,527	$1,396,475
Accrued Expenses and Other Current Liabilities	625,822	794,067
Loans and Note Payable, current	2,163,197	846,994
Deferred Revenues	273,998	464,541

Total Current Liabilities	4,587,544	3,502,077

LONG-TERM LIABILITIES

Deferred Revenue – Long Term	53,872	-
Loans and Note Payable, long term	6,836,803	9,178,930

Total Long Term Liabilities	6,890,675	9,178,930
Total Liabilities	11,478,219	12,681,007

STOCKHOLDERS' EQUITY

Preferred stock, Series C, $.001 par value; 5,000,000 shares authorized, 1,000 and 1,100 issued and outstanding, as of April 30, 2017 and October 31, 2016, respectively	1	1
Common stock, $.001 par value; 150,000,000 shares authorized, 9,102,192 and 9,094,156 shares issued and outstanding as of April 30, 2017 and October 31, 2016, respectively	9,102	9,094
Additional paid-in capital	52,715,947	52,805,455
Accumulated other comprehensive (loss)	(1,569,550)	(2,337,437)
Accumulated deficit	(37,475,674)	(40,322,600)

Total Stockholders' Equity	13,679,826	10,154,513

Total Liabilities and Stockholders' Equity	$25,158,045	$22,835,520

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

For the Periods Indicated

Unaudited

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Net Revenues	$5,278,758	$5,745,975	$10,636,961	$10,521,814

Cost of Revenues	2,013,940	2,236,851	3,996,985	4,778,000

Gross Profit	3,264,818	3,509,124	6,639,976	5,743,814

OPERATING EXPENSES

Research & Development	247,758	186,991	498,988	415,291
Selling, General & Administrative	1,639,892	1,603,554	3,045,780	3,163,093

Total Operating Expenses	1,887,650	1,790,545	3,544,768	3,578,384

INCOME FROM OPERATIONS	1,377,168	1,718,579	3,095,208	2,165,430

OTHER INCOME (EXPENSE)
Other Income	86,643	33,770	136,059	105,662
Interest Expense	(188,847)	(169,816)	(384,341)	(399,038)

Total Other Expense	(102,204)	(136,046)	(248,282)	(293,376)

NET INCOME BEFORE INCOME TAXES	1,274,964	1,582,533	2,846,926	1,872,054

INCOME TAX (EXPENSE) BENEFIT	-	-	-	-

NET INCOME	$1,274,964	$1,582,533	$2,846,926	$1,872,054

NET INCOME PER SHARE:
Basic	$0.14	$0.23	$0.31	$0.28
Diluted	$0.14	$0.18	$0.31	$0.21

WEIGHTED AVERAGE SHARES:
Basic	9,102,192	6,741,330	9,101,837	6,741,330
Diluted	9,302,192	8,941,330	9,301,837	8,941,330

NET INCOME	$1,274,964	$1,582,533	$2,846,926	$1,872,054
Other Comprehensive Income (Loss):

Foreign currency translation adjustment	346,727	299,876	767,887	(772,201)

Total Other Comprehensive Income (Loss)	346,727	299,876	767,887	(772,201)

COMPREHENSIVE INCOME	$1,621,691	$1,882,409	$3,614,813	$1,099,853

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statement of Changes in Stockholders' Equity

For the Six Months Ended April 30, 2017

Unaudited

						Accumulated
	Preferred Stock				Additional	Other
	Series C		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, October 31, 2016 Audited	1,100	$1	9,094,156	$9,094	$52,805,455	$(2,337,437)	$(40,322,600)	$10,154,513

Stock Issued to Consultant	-	-	8,036	8	10,492	-	-	10,500
Redemption of Series C Preferred Stock	(1,100)	(1)	-	-	(1,099,999)	-	-	(1,100,000)
Issuance of Series C Preferred Stock	1,000	1	-	-	999,999	-	-	1,000,000
Foreign currency translation adjustment	-	-	-	-	-	767,887	-	767,887
Net Income	-	-	-	-	-	-	2,846,926	2,846,926

Balance, April 30, 2017 Unaudited	1,000	$1	9,102,192	$9,102	$52,715,947	$(1,569,550)	$(37,475,674)	$13,679,826

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

For the Periods Indicated

Unaudited

	Six Months Ended April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,846,926	$1,872,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	396,361	306,786
Stock compensation	10,500	-
Realized gain on the sale of fixed assets	(21,076)	-
(Increase) decrease in operating assets:
Accounts receivable	611,806	(21,676)
Inventory	(43,731)	516,521
Prepaid expenses	(141,746)	(84,511)
Unbilled receivables	(782,358)	98,943
Other current assets	(284,167)	25,159
Deferred tax asset	85,904	(2,357)
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(40,190)	166,420
Deferred revenues	(136,671)	(24,140)
Net Cash Provided by Operating Activities	2,501,558	2,853,199
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,350,566)	(747,616)
Restricted cash	13,695	(151)
Proceeds from the sale of fixed assets	327,000	-
Net Cash (Used in) by Investing Activities	(2,009,871)	(747,767)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Payments) - loans and notes payable	(25,927)	(252,581)
Redemption of Series C preferred stock	(1,100,000)	-
Net Cash Used in Financing Activities	(1,125,927)	(252,581)
EFFECT OF CURRENCY EXCHANGE RATE CHANGES
ON CASH	767,887	(772,201)

NET INCREASE IN CASH	133,647	1,080,650

CASH AT THE BEGINNING OF THE PERIOD	5,601,767	6,310,694

CASH AT THE END OF THE PERIOD	$5,735,414	$7,391,344
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$397,091	$425,000
Non-cash transactions
Common stock issued for terminal conversion premium	$-	$3,558,136
Preferred stock issued for accrued interest	$1,000,000	$-
Repayment of Secured Debentures directly with proceeds of new HSBC Note payable	$8,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2017 and 2016

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Coda Octopus Group, Inc.’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Coda Octopus Group, Inc. (the “Company,” “Coda Octopus,” “we,” or “us”) filed audited consolidated financial statements as of and for the fiscal years ended October 31, 2016 and 2015 which included all information and notes necessary for such complete presentation in conjunction with its registration statement on Form 10 (the “Form 10”). The results of operations for the interim period ended April 30, 2017 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended October 31, 2016, which are contained in the Form 10. The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of April 30, 2017 and the results of operations, comprehensive income and cash flows for the interim periods ended April 30, 2017 and 2016. The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the US dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s UK-based operations are measured using the British Pound Sterling, Australian based operations are measured using Australian Dollars and Norwegian based operations are measured using Norwegian Kroner as the functional currencies. Foreign currency translation gains and losses are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are also included in other comprehensive income.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s short term financial instruments consist of cash and cash equivalents, receivables, accounts payable and the notes payable. The Company adjusts the carrying value of financial assets and liabilities denominated in other currencies such as cash, receivables, accounts payable and the lines of credit using the appropriate exchange rates at the balance sheet date. The Company believes that the carrying values of these short term financial instruments approximate their estimated fair values. The carrying value of our long term debt approximates its fair value based on the terms and conditions which we would currently obtain.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2017 and 2016

NOTE 3 – FOREIGN CURRENCY TRANSLATION

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted average exchange rates during the year. The resulting translation gains and losses on assets and liabilities are recorded in accumulated other comprehensive income (loss), and are excluded from net income until realized through a sale or liquidation of the investment.

NOTE 4 - INVENTORY

Inventory is stated at the lower of cost (first-in first-out method) or market. Inventory consisted of the following components:

	April 30, 2017	October 31, 2016

Raw materials and parts	$1,881,044	$1,734,798
Work in progress	267,409	88,682
Demo goods	294,752	324,752
Finished goods	199,450	450,693

Total Inventory	$2,642,655	$2,598,925

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following at April 30, 2017 and October 31, 2016:

	2017	2016

Deposits	$55,225	$(349)
Other receivables	369,895	35,543
Value added tax (VAT) receivable	-	105,760

Total Other Current Assets	$425,120	$140,954

NOTE 6 – ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues including unbilled and deferred revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include costs and earnings in excess of billings, billings in excess of costs and estimated earnings and the valuation of goodwill.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2017 and 2016

NOTE 7 – CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the consolidated balance sheets as Unbilled Receivables of $4,189,052 and $3,406,693 as of April 30, 2017 and October 31, 2016, respectively.

Our Deferred Revenue of $327,870 and $464,541 as of April 30, 2017 and October 31, 2016, respectively, consists of billings in excess of costs and revenues received as part of our warranty obligations upon completing a sale – elaborated further in the last paragraph of this note.

Billings in excess of cost and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the balance sheets. These amounts are stated on the balance sheets as a component of Deferred Revenue of $0 as of April 30, 2017 and October 31, 2016, respectively.

Revenue received as part of sales of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales, and Through Life Support, a support package offering five years hardware and software support agreements. These amounts are amortized according to the contractual period in question which is over 12 months representing the warranty or support period for the equipment sold, or 36 months or 60 months for Through Life Support obligations, according to the package purchased by our customer.    The short term portions of the deferred revenues were $273,998 and $464,541 as of April 30, 2017 and October 31, 2016, respectively. The long term portions of the deferred revenues were $53,872 and $0 as of April 30, 2017 and October 31, 2016 respectively.

NOTE 8 - CONCENTRATIONS

Significant Customers

During the three months ended April 30, 2017, the Company had a customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $1,016,784, or 19% of net revenues during the period. Total accounts receivable from this customer at April 30, 2017 was $189,110 or 7% of accounts receivable.

During the three months ended April 30, 2016, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $2,780,925, or 48% of net revenues during the period. Total accounts receivable from these customers at April 30, 2016 was $627,299 or 19% of accounts receivable.

During the six months ended April 30, 2017, the Company had a customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $2,853,925, or 27% of net revenues during the period. Total accounts receivable from this customer at April 30, 2017 was $189,110 or 7% of accounts receivable.

During the six months ended April 30, 2016, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $3,893,432, or 37% of net revenues during the period. Total accounts receivable from these customers at April 30, 2016 was $627,299 or 19% of accounts receivable.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2017 and 2016

NOTE 9 – LOANS AND NOTES PAYABLE

Loans and notes payable consisted of the following at April 30, 2017 and October 31, 2016:

	2017	2016
On February 21, 2008 the Company issued a convertible senior secured debenture with a face value of $12 million (“Secured Debentures”). The Secured Debentures under its original terms matured on February 21, 2015 and has been subject to a series of extensions, most recently to May 1, 2018. The Secured Debentures accrued annual interest of 8.5%.

On April 28, 2017, the Company repaid in full all outstanding amounts due under the Secured Debentures. The Secured Debentures were paid using the $8,000,000 proceeds of the recently concluded Secured Loan from HSBC Bank NA (see below for further information) and the accrued and unpaid interest under the Secured Debentures of approximately $1,133,261 was satisfied through the issuance to the holder of the Secured Debentures of 1,000 shares of Series C Convertible Preferred Stock, par value $0.001, with a stated value of $1,000 each (the “Preferred Stock”). The Company paid the remaining balance in cash.	$-	$9,744,123

Secured note payable to HSBC with interest payable at 4.56% per annum on the 28th day of each month and the Company is required to make monthly principal and interest payment of $149,350. Additionally, within 150 days of the end of each fiscal year the Company is required to pay an additional amount of $700,000 which reduces the principal outstanding under the Secured Loan. The maturity date is April 28, 2022. However, based on the payment scheduled in the Loan Agreement, it is expected that the Loan will be repaid in full in approximately 45 months.	8,000,000	-

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2017 and 2016

NOTE 9 – LOANS AND NOTES PAYABLE (Continued)

One of the subsidiaries has an unsecured working capital loan from the CEO of the Group for working capital. The note is due on May 31st, 2018 and carries an interest rate of 4.5%	1,000,000	-

In the fiscal year ended 2016, the Company had a 10 year secured mortgage for $527,675, secured by a building in the UK that required monthly principal payments of $4,018 along with interest at 2.75%, and was due to mature in October 2023. The conversion rate varied according to exchange rates fluctuations. This mortgage was secured by our building, located in Portland UK. This mortgage was paid in full on December 13, 2016.	-	281,801

Total	9,000,000	10,025,924
Less: current portion	(2,163,197)	(846,994)
Total Long-Term Loans and Notes Payable	$6,836,803	$9,178,930

NOTE 10– ACCUMULATED OTHER COMPREHENSIVE INCOME

	2017	2016

Balance, beginning of year	$(2,337,437)	$373,516
Total other comprehensive income (loss) for the year - foreign currency translation adjustment	767,887	(772,201)
Balance, end of period	$(1,569,550)	$(398,685)

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2017 and 2016

NOTE 11– RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to the accounting and presentation of share-based payments. The amendments require entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. All tax-related cash flows resulting from share-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the share-based payments including the cash flow presentation must be adopted either prospectively or retrospectively. Further, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We have evaluated the effects of this updated standard and determined that it will not have a significant impact on our consolidated financial statements and related disclosures.

With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

NOTE 12 – EARNINGS PER COMMON SHARE

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Fiscal Period	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016
Numerator:
Net Income	$1,274,964	$1,582,533	$2,846,926	$1,872,054

Denominator:
Basic weighted average common shares outstanding	9,102,192	6,741,330	9,101,837	6,741,330
Conversion of Series C Preferred Stock	200,000	2,200,000	200,000	2,200,000
Diluted outstanding shares	9,302,192	8,941,330	9,301,837	8,941,330
Earnings from continuing operations

Basic	$0.14	$0.23	$0.31	$0.28
Diluted	$0.14	$0.18	$0.31	$0.21

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2017 and 2016

NOTE 13 – SEGMENT ANALYSIS

We are operating in two reportable segments, which are managed separately based upon fundamental differences in their operations. Coda Octopus Martech and Coda Octopus Colmek operate as contractors, and the balance of our operations are comprised of product sales.

Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Corporate includes general corporate administrative costs.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies.

There are inter-segment sales which have been eliminated in our financial statements but are disclosed in the tables below for information purposes.

The following table summarizes segment asset and operating balances by reportable segment for the three months and six months ended April 30, 2017 and 2016 respectively.

The Company’s reportable business segments operate in three geographic locations. Those geographic locations are:

* United States

* Europe

* Australia

Information concerning principal geographic areas is presented below according to the area where the activity has taken place for the three and six months ended April 30, 2017 and 2016 respectively:

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2017 and 2016

NOTE 13 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended April 30, 2017

Revenues from External Customers	$3,299,545	$1,979,213	$-	$5,278,758

Cost of Revenues	968,908	1,045,032	-	2,013,940

Gross Profit	2,330,638	934,181	-	3,264,818

Research & Development	247,758	-	-	247,758
Selling, General & Administrative	830,121	655,560	154,211	1,639,892

Operating Income (Loss)	1,252,758	278,621	(154,211)	1,377,168

Other Income (Expense)

Other Income	86,643	-	-	86,643
Interest Expense	(181,806)	(75,002)	67,961	(188,847)

Total other income (expense)	(95,163)	(75,002)	67,961	(102,204)

Income before income taxes	1,157,595	203,619	(86,250)	1,274,964

Income tax benefit (expense)	-	-	-	-

Net Income	$1,157,595	$203,620	$(86,249)	$1,274,964

Supplemental Disclosures

Total Assets	$12,119,417	$12,616,569	$422,059	$25,158,045

Total Liabilities	1,223,741	1,654,104	8,600,374	11,478,219

Revenues from Intercompany Sales - eliminated from sales above	505,660	170,056	118,875	794,591

Depreciation and Amortization	145,800	71,056	3,106	219,962

Purchases of Long-lived Assets	643,603	26,852	-	670,455

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2017 and 2016

NOTE 13 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended April 30, 2016

Revenues from External Customers	$2,397,476	$3,348,499	$-	$5,745,975

Cost of Revenues	707,906	1,528,945	-	2,236,851

Gross Profit	1,689,570	1,819,554	-	3,509,124

Research & Development	186,991	-	-	186,991
Selling, General & Administrative	737,049	785,557	80,948	1,603,554

Operating Income (Loss)	765,530	1,033,997	(80,948)	1,718,579

Other Income (Expense)

Other Income	33,847	(77)	-	33,770
Interest Expense	(113,891)	(56,490)	565	(169,816)

Total other income (expense)	(80,044)	(56,567)	565	(136,046)

Income (Loss) before income taxes	685,486	977,430	(80,383)	1,582,533

Income tax benefit (expense)	-	-	-	-

Net Income (Loss)	$685,486	$977,430	$(80,383)	$1,582,533
Supplemental Disclosures

Total Assets	$12,659,049	$10,000,625	$207,752	$22,867,426

Total Liabilities	1,375,795	830,979	11,745,611	13,952,385

Revenues from Intercompany Sales - eliminated from sales above	222,010	70,405	118,875	411,290

Depreciation and Amortization	41,178	83,365	3,078	127,621

Purchases of Long-lived Assets	873,269	(10,175)	8,868	871,962

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2017 and 2016

NOTE 13 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Six Months Ended April 30, 2017

Revenues from External Customers	$5,750,144	$4,886,817	$-	$10,636,961

Cost of Revenues	1,698,926	2,298,059	-	3,996,985

Gross Profit	4,051,218	2,588,758	-	6,639,976

Research & Development	498,988	-	-	498,988
Selling, General & Administrative	1,404,770	1,341,971	299,039	3,045,780

Operating Income (Loss)	2,147,460	1,246,787	(299,039)	3,095,208

Other Income (Expense)

Other Income	136,059	-	-	136,059
Interest (Expense) Income	(532,141)	(199,223)	347,023	(384,341)

Total other income (expense)	(396,082)	(199,223)	347,023	(248,282)

Income (Loss) before income taxes	1,751,378	1,047,564	47,984	2,846,926

Income tax benefit (expense)	-	-	-	-

Net Income	$1,751,378	$1,047,564	$47,984	$2,846,926

Supplemental Disclosures

Total Assets	$12,119,417	$12,616,569	$422,059	$25,158,045

Total Liabilities	1,223,741	1,654,104	8,600,374	11,478,219

Revenues from Intercompany Sales - eliminated from sales above	678,513	229,955	237,750	1,146,218

Depreciation and Amortization	247,263	142,781	6,317	396,361

Purchases of Long-lived Assets	2,289,063	49,033	12,470	2,350,566

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2017 and 2016

NOTE 13 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

For Six Months Ended April 30, 2016

Revenues from External Customers	$5,389,099	$5,132,715	$-	$10,521,814

Cost of Revenues	2,068,408	2,709,592	-	4,778,000

Gross Profit	3,320,691	2,423,123	-	5,743,814

Research & Development	415,291	-	-	415,291
Selling, General & Administrative	1,389,535	1,570,879	202,679	3,163,093

Operating Income (Loss)	1,515,865	852,244	(202,679)	2,165,430

Other Income (Expense)

Other Income	99,764	5,898	-	105,662
Interest Expense	(285,077)	(113,818)	(143)	(399,038)

Total other income (expense)	(185,313)	(107,920)	(143)	(293,376)

Income (Loss) before income taxes	1,330,552	744,324	(202,822)	1,872,054

Income tax benefit (expense)	-	-	-	-

Net Income (Loss)	$1,330,552	$744,324	$(202,822)	$1,872,054
Supplemental Disclosures

Total Assets	$12,659,049	$10,000,625	$207,752	$22,867,426

Total Liabilities	1,375,795	830,979	11,745,611	13,952,385

Revenues from Intercompany Sales - eliminated from sales above	356,402	241,353	244,000	841,755

Depreciation and Amortization	125,635	174,719	6,432	306,786

Purchases of Long-lived Assets	719,307	21,798	8,868	749,973

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2017 and 2016

NOTE 13 – SEGMENT ANALYSIS (continued)

	USA	Europe	Australia	Total

External Revenues by Geographic Locations

Three Months Ended April 30, 2017	$2,525,908	$2,614,897	$137,953	$5,278,758

Three Months Ended April 30, 2016	$3,291,480	$2,176,818	$277,677	$5,745,975

Six Months Ended April 30, 2017	$5,275,675	$4,631,934	$729,352	$10,636,961

Six Months Ended April 30, 2016	$4,955,901	$4,763,447	$802,466	$10,521,814

NOTE 14 - SUBSEQUENT EVENT

Subsequent events were evaluated through June 14, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

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

The following discussion and analysis should be read in conjunction with our financial statements, included herewith and the audited financial statements included in our registration statement on Form 10. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

General Overview

Throughout these discussions, the following terminologies listed in the table immediately below are used and have the meanings ascribed to them in the said table.

“Current Quarter”	This refers to the quarter ended April 30, 2017
“Previous Quarter”	This refers to the quarter ended April 30, 2016
“2017 Half Year Period”	This refers to the six months period ended April 30, 2017
“2016 Half Year Period”	This refers to the six months period ended April 30, 2016

Coda Octopus Group, Inc. (“Coda,” “the Company,” or “we”) designs and manufactures patented real time 3D sonar solutions and other leading products (comprising both hardware and software) for sale to the subsea, defense, mining and marine sciences markets, among others. In addition, we supply marine engineering business services to prime defense contractors.

We operate through two operating business segments: Marine Technology Business (“Products” segment) and Marine Engineering Business (“Services” segment). Hereafter we will refer to these segments as either Products Segment or Services Segment (as the context requires).

Our products are used primarily in the underwater construction market, offshore oil and gas and wind energy industry, complex dredging operations, port security, mining and marine sciences sectors. Our customers include service providers to major oil and gas companies, law enforcement agencies, ports, mining companies, defense companies, research bodies and universities.

We supply our marine engineering business services mainly to prime defense contractors. We have been supporting some significant defense programs that enable us to provide engineering services to refresh obsolete parts.

Historically, the Marine Technology Business generated approximately 70% of our revenues. In the last two fiscal years’ the Marine Technology Business has generated closer to 50% of our overall revenues, with the Marine Engineering Business growing at a faster pace. In the Current Quarter, however, our Marine Technology Business generated 63% of our revenues, whereas the Marine Engineering Business generated 37% in the Current Quarter. This is largely due to delays in securing committed purchase orders from our defense customers resulting from the uncertainty around the newly elected US Administration and its budgetary policy and spending priorities. We therefore believe that this is a temporary situation and the Marine Engineering Business will continue to grow at a faster pace than the Marine Technology Business as this latter segment continues to be affected by the contraction in the oil and gas (O&G) spending. Due to the effort by O&G companies to restructure their operations, the climate in which we sell is fiercely competitive. The overall effect of this is that sales to this sector have declined and gross profit margins have weakened. The outlook for the O&G sector continues to look poor and is likely to continue as long as the current volatility in the price of oil continues. This situation is further compounded by the depreciation of sterling against the USD which has impacted on the US$ revenues generated by the Products Segment.

Nevertheless, we continue to believe that our unique and patented real time 3D solutions are a significant advancement on the current technology available in the subsea sonar market. Because of its real time capability providing volumetric data of underwater targets or objects in low or zero visibility conditions, this technology reduces the operational costs to users as underwater data is provided in real time, similar to a camera. Furthermore, because the technology provides real time image of the underwater environment, it enhances safety significantly. In addition, we believe that our real time 3D solution is becoming the preferred solution for subsea asset placements (such as Accropodes™, mattress placements, block placements and the like). Due to the decline in the price of oil, many O&G companies are seeking cost effective solutions for their operations. We believe that our real time 3D solution has the potential to revolutionize the technology used in underwater operations particularly where real time visualization is required or zero or low visibility conditions prevail. Furthermore, as discussed in our section on Research and Development, we are focusing on the advancement of our real time 3D technology to bring more competitively priced products to the market and also products tailored to particular markets. In January 2017, we launched our Echoscope® XD which is a multiple projector system which gives a wider field of view to users and making it much more suitable for bathymetry survey or imaging of a wider area. This new product can also be retrofitted to existing systems. This paves the way for the further expansion of the markets for our real time 3D Sonar. For further information of our Echoscope® XD.

In recent years’ we have made progress in getting our core real time 3D technology, the Echoscope®, adopted by a significant number of ports in the USA (the CodaOctopus Underwater Inspection System – which integrates our Echoscope, motion sensing product and hydrographic pole) where it is used for port and harbor security.

We have also made progress in expanding the markets (and applications) into which we sell our patented real time 3D Sonars. Recently, we have sold a number of systems to subsea mining companies who are using our technology to select the areas for mining and to precisely locate, sample and harvest the minerals from the seabed with maximum yield and minimum disturbance to the environment. All such operations are in zero visibility water conditions.

Increasingly, our customers involved in offshore energy and renewables are adopting the technology as the primary tool for scour management, subsea cable installation and associated cable protection tasks, and in the financial year ended 2016, in Europe there were four significant wind energy projects all of which adopted our technology.

In addition, in recent years we have started to rent our real time 3D solutions with associated services. Given the contraction in the O&G market, rentals are increasingly becoming an important part of the composition of the Company’s revenues. Furthermore, our rental offering generally yields a higher gross margin for the Company.

The following brief overview highlights some of the major issues that currently impact the Company’s business.

a.	the price of commodities, in particular O&G. The decline in O&G prices has resulted in large scale reductions in capital and operational expenditures, which directly impact on the sales of our products into these and related markets;

b.	the allocation of funds to defense procurement by governments in the US and the UK;

c.	uncertainty on the impact of the United Kingdom decision to terminate its membership in the European Union. See below for recent steps we have started to take to mitigate some of the impact should there be a “hard Brexit” (i.e. an exit arrangement that allows the UK no or limited access to the European Union markets). In the event that the United Kingdom does not secure access to the European Union Single Market, this is likely to directly impact our cost basis as currently we do not pay export duty on products that we sell to customers in the Single Market. We are in the process of designing a strategy to mitigate some of the likely impact;

d.	a significant percentage of the Company revenues are generated by the Company’s subsidiaries in the United Kingdom. The depreciation of sterling against major currencies including the USD impacts our foreign subsidiaries in the United Kingdom which generates approximately 50% of our revenues in the Current Quarter and which are transacted in sterling. Furthermore, a large part of our assets is held in sterling while the majority of our liabilities (which comprise our senior secured debentures) are maintained in USD. The continued uncertainty described in paragraph (c) above is likely to cause the continued decline in the value of sterling against the USD for the foreseeable future. See Note 3 of the Consolidated Unaudited Financial Statements regarding our Foreign Currency Translation Policy;

e.	global-political uncertainties affecting the markets into which we sell our goods and services

f.	global trends which makes certain geographical regions more competitive in providing engineering solutions because of their labor rates, such as India and China, are likely to affect our Services Segment in the Group

g.

Revenues from our Services Segment revenues have been adversely affected in the Current Quarter due to uncertainty regarding the US Administration’s funding priorities. As such, significant purchase orders that it anticipated have not yet been released to our business. This delay is likely to have an adverse impact on this Company’s business plan for this current fiscal year;

h.	On April 28, 2017, the Company entered into a Secured Loan Agreement with HSBC Bank NA for a loan in the principal amount of $8,000,000 at a fixed annual interest rate of 4.56%. The obligation is secured by all of the Company’s assets and business undertakings in the USA and is guaranteed jointly and severally by each of the Company’s foreign subsidiaries.

i.	The Company has limited external sources of capital available, and as such is reliant upon its ability to sell its products and services to provide sufficient working capital for its operations and obligations.

The Company’s operations are spread among the United States, United Kingdom, Australia and Norway. A large proportion of our revenues (approximately 52%) and costs (in the Current Quarter) are incurred outside of the USA with a significant part of that in the United Kingdom (“UK”). In addition, a significant part of our assets (both current and fixed) are held in sterling by our foreign subsidiaries. The recent decision of the United Kingdom to exit the European Union (“Brexit”) has resulted in significant currency exchange rate fluctuations and volatility in global stock markets including a sharp fall of sterling against the USD and other major currencies. This fall affects our reported revenues since we report in US Dollars. Additionally, a significant part of our supply chain for our UK Products business is sourced from outside of the UK. With the depreciation of the sterling against major currencies including the USD and Euro, this results in an increased cost in our raw materials and these increases are not easily passed on to our customers.

Since the Brexit vote, we have suffered adverse currency movements affecting our UK Businesses. It has been reported in the Financial Times that in July 2016 sterling closed at a 31year low against the USD at around USD 1.32 for the Sterling. Since then, the sterling has continued to depreciate against the USD to around $1.20 to $1.25 for £1 with the average for 2017 Half Year Period being $1.26 and $1.29 on April 30, 2017, the Balance Sheet date respectively.

Given the lack of comparable precedent, the implications of Brexit and how they might affect the Company in the medium to long term are unclear. However, in the event that the negotiations with Britain’s European counterparts result in a “hard Brexit”, thereby disrupting trade and the free movement of goods, services and people, this could adversely affect our Business.

The UK Government triggered Article 50 on March 29, 2017. The UK political establishment appears to be pursuing a “hard Brexit”. In anticipation of mitigating some of the impact of this on the Company, on or around February 28, 2017 we established Coda Octopus Products A/S in Denmark (a member of the European Union). This is established as a wholly owned subsidiary of Coda Octopus Products Limited. Our CEO is the Managing Director of Coda Octopus Products A/S in Denmark.

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

A full discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 1, “Summary of Significant Accounting Policies” of our Annual Consolidated Financial Statements included in Form 10.

Revenue Recognition

Our revenue is derived from sales of underwater technologies and equipment for imaging, mapping, defense and survey applications and from the engineering services which we provide. Revenue is recognized when evidence of a contractual arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. No right of return privileges is granted to customers after delivery.

For arrangements with multiple deliverables, we recognize product revenue by allocating the revenue to each deliverable based on the relative fair value of each deliverable, and recognize revenue when equipment is delivered, and for installation and other services as they are performed.

Our contracts sometimes require customer payments in advance of revenue recognition. These amounts are reflected as liabilities and recognized as revenue when the Company has fulfilled its obligations under the respective contracts.

For software license sales for which any services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software, provided (1) there is evidence of a contractual arrangement for this, (2) collection of our fee is considered probable and (3) the fee is fixed and determinable.

For arrangements that are generated from time and material contracts where there is a signed agreement and approved purchase order in place that specifies the fixed hourly rate and other reimbursable costs to be billed based on material and direct labor hours incurred, revenue is recognized on these contracts based on material and direct labor hours incurred. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred (materials and direct labor hours) to date to estimated total costs (materials and direct labor hours) for each contract. This method is used as expenditures for direct materials and labor hours are considered to be the best available measure of progress on these contracts. Losses on fixed-price contracts are recognized during the period in which the loss first becomes apparent based upon costs incurred to date and the estimated costs to complete as determined by experience from similar contracts. Variations from estimated contract performance could result in adjustments to operating results.

Rental Revenue is recognized monthly over the term of the rental period.

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

Results of Operations for the three months ended April 30, 2017 (“Current Quarter”) compared to the three months ended April 30, 2016 (“Previous Quarter”)

Revenue: Total revenues for the Current Quarter and the Previous Quarter were $5,278,758 and $5,745,975 respectively, representing a decrease of 8.1%. The decrease in Revenues in the Current Quarter is a reflection of the decrease in sales by our Services Segment. This is due to delays in securing committed purchase orders from its US Defense Customers due to uncertainty around the new US Government budgetary policy and spending priorities.

Gross Margins: Margins were slightly stronger in the Current Quarter at 61.8% (gross profit of $3,264,818) compared to 61.1% (gross profit $3,509,124) in the Previous Quarter. This increase is a reflection of the mix of sales generated in the Current Quarter. In the Current Quarter, a significant part of our revenues was generated from our Products Segment which generally yields a higher gross margin than our Services Segment. Further information on the performance of each Segment can be found in Note 13 to the Consolidated Unaudited Financial Statements. Our revenues generated by our Products Segment in the Current Quarter increased by 38% over the Previous Quarter. This is largely due to sales in new markets such as wind energy and breakwater constructions. Overall this segment continues to be affected by the contraction in O&G and also by the devaluation of sterling against the US Dollar (as most of the Products Segment sales are generated by our UK subsidiary).

Research and Development (R&D). R&D expenditures in the Current Quarter were $247,758 representing a 32.5% increase over the Previous Quarter, when these expenditures were $186,991. This area of expenditures has increased in Current Quarter and is in line with our budgetary plans. In this connection, we expect this to increase further in this current year as we continue to invest significantly in the technological advancement of our real time 3D sonar technology and motion sensing products. This investment will involve bringing in new skills and incurring significant non-recurring engineering costs (NRE) for prototyping new real time 3D products and motion sensing products. Our goal will be to bring more competitively priced and technologically advanced products to the market in the fiscal year late 2017 and 2018. Notwithstanding, these are complex products and we can give no assurance that we will be successful in the stated goals. Furthermore, we may incur significant research and development expenditures without realizing viable products.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the Current Quarter increased to $1,639,892 from $1,603,554 in the Previous Quarter, an increase of 2.3%.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	April 30, 2017	April 30, 2016	Percentage Change
Wages and Salaries	$991,927	$1,137,585	Decrease of 12.8%
Legal and Professional Fees (including accounting, audit and investment banking services)	$235,166	$291.944	Decrease of 19.4%
Rent for our various locations	$22,620	$55,508	Decrease of 59.2%
Marketing	$60,555	$58,454	Increase of 3.59%

We expect the category of Legal and Professional Fees to increase to reflect the increased costs associated with returning to being a SEC Reporting Company under the Securities Exchange Act 1934. In this connection, the Company filed a Form 10 with the SEC on or around February 17, 2017. This registration statement is now effective and the Company is subject to the 1934 Act and the reporting obligations thereunder.

Operating Income. We had an operating income of $1,377,168 in the Current Quarter against an operating income of $1,718,579 in the Previous Quarter, making this a decrease of 19.9%. This decrease is largely due to the reduction of revenues generated by our Services Segment in the Current Quarter due to delays in receiving purchase orders from its defense customers due to uncertainty in the new US Government Administration on budgetary and spending priorities.

Interest Expense. Interest expense increased by 11.2% in the Current Quarter to $188,847 from the $169,816 in the Previous Quarter. The increase in this category of expenditure is largely due to the accrued interest associated with item B in the table immediately below.

In the Current Quarter this category of expenditures comprise:

A.	Senior Secured Debentures – Original Amount $12,000,000 issued on or around February 21, 2008	This has now been fully paid off. See below for further details.

B.	Loan from our CEO of $1,000,000	This is still outstanding.

On or around April 28, 2017, we redeemed all the outstanding Senior Secured Convertible Debentures described in item A of the table immediately above with the proceeds from a term loan from HSBC Bank NA (discussed below under Liquidity and Capital Resources). This comprised principal of $8,000,000 and interest of $133,261. We also issued 1,000 shares of Series C Convertible Preferred Stock, par value $0.001, with a stated value of $1,000 per share in full satisfaction of outstanding interest on the Senior Convertible Debentures.

Other Income. In the Current Quarter, we had Other Income of $86,643 as compared to $33,770 in the Previous Quarter resulting in an increase by 156.6%. This category is subject to fluctuations as it usually reflects Value Added Tax rebates from purchases made outside of the European Union by our UK operations and changes according to the level of purchases we make outside of the European Union in the period. In addition, in the Current Quarter we realized a gain on the sale of fixed asset of $21,076.

Net Income. In the Current Quarter, we had Net Income of $ 1,274,964 as compared to $1,582,533 in the Previous Quarter representing a decrease of 19.4% over the Previous Quarter. The decrease in Net Income is largely due to reduction in revenues generated by our Services Segment coupled with increases in our SG&A and interest expenses.

Comprehensive Income. In the Current Quarter, our Comprehensive Income was $1,621,691 compared to $1,882,409, representing a decrease of 13.9%. This is largely due to the reduction in our Net Income due to the reasons described immediately above.

Segment Reporting three months ended April 30, 2017 compared to three months ended April 30, 2016

Due to the nature of our businesses, we are operating in two reportable segments, which are managed separately based upon fundamental differences in their operations.

Our Marine Technology Business sells its products and associated services to the O&G sector, offshore wind energy, dredging and marine construction, marine and port security, and marine sciences sectors. This Segment generated approximately 63% and 42% of our total revenues for the three months ended April 30, 2017 and April 30, 2016, respectively.

Our Marine Engineering Business largely sells its services into prime and second tier defense contractors and generated approximately 37% and 58% of our total revenues for the three months ended April 30, 2017 and April 30, 2016, respectively.

Segment Analysis

Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Overhead includes general corporate administrative costs.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies in Note 2 to the Consolidated Financial Statements included in our Form 10.

See Note 13 of our Consolidated Unaudited Financial Statements which provides more information on each of the Segments for the Current Quarter compared to the Previous Quarter.

Results of Operations for the six months ended April 30, 2017 (“2017 Half Year Period”) compared to the six months ended April 30, 2016 (“2016 Half Year Period”)

Revenue: Total revenues for the 2017 Half Year Period and the 2016 Half Year Period were $10,636,961 and $10,521,814 respectively, representing a small increase of 1.1%. Although overall revenues have increased in the 2017 Half Year Period over the 2016 Half Year Period, we are still behind in our business plan for this fiscal year due to delays in securing anticipated purchase orders by our Services Segment. This is caused by uncertainty over the budgetary and spending priorities of the new US Government, resulting in US Defense contractors not committing to orders until there is more clarity.

Gross Margins: Margins were stronger in the 2017 Half Year Period at 62.4% (gross profit of $6,639,976) compared to 54.6% (gross profit $5,743,814) in the 2016 Half Year Period. The increase in our Gross Margins is a reflection of the mix of sales generated in the 2017 Half Year Period. In the 2017 Half Year Period, a significant part of our revenues was generated by our Products Segment (and in particular from the rental of its real time 3D solutions, which attract a higher gross margin than outright sale of our products).

Research and Development (R&D). R&D expenditures in the 2017 Half Year Period were $498,988 representing a 20.2% increase over the 2016 Half Year Period, where these expenditures were $415,291. This area of expenditures has increased in 2017 Half Year Period and is in line with our budgetary plans. In this connection, we expect this to increase further in this current year as we continue to invest significantly in the technological advancement of our real time 3D sonar technology and motion sensing products. This investment will involve bringing in new skills and incurring significant non-recurring engineering costs (NRE) for prototyping new real time 3D products and motion sensing products. Our goal will be to bring more competitively priced and technologically advanced products to the market in the fiscal year late 2017 and 2018. Notwithstanding, these are complex products and we can give no assurance that we will be successful in the stated goals. Furthermore, we may incur significant research and development expenditures without realizing viable products.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the 2017 Half Year Period decreased to $3,045,780 from $3,163,093 in the 2016 Half Year Period, a reduction of 3.7%.

Key Areas of SG&A Expenditure across the Group for the 2017 Half Year Period compared to the 2016 Half Year Period are:

Expenditure	April 30, 2017	April 30, 2016	Percentage Change
Wages and Salaries	$1,976,340	$2,236,668	Decrease of 11.6%
Legal and Professional Fees (including accounting, audit and investment banking services)	$493,159	$486,758	Increase of 1.3%
Rent for our various locations	$42,068	$104,740	Decrease of 59.6%
Marketing	$124,841	$77,871	Increase of 60.3%

Although in the 2017 Half Year Period we have realized a decrease in our SG&A expenditures, (which is largely due to a reduction in our expenditures on rent) we expect the category of Legal and Professional Fees to increase to reflect the increased costs associated with having returned to being a SEC Reporting Company under the Securities Exchange Act 1934. In this connection, the Company filed a Form 10 with the SEC on or around February 17, 2017. This registration statement is now effective and the Company is now subject to the 1934 Act.

Operating Income. We had an operating income of $3,095,208 in the 2017 Half Year Period against an operating income of $2,165,430 in the 2016 Half Year Period, making this an increase of 42.9%. This increase is largely due to an increase in revenues combined with a reduction in our direct costs of sales (resulting from the mix of sales in the 2017 Half Year Period), resulting in an increase in our gross profit margins. We also had slightly lower SG&A expenditures in the 2017 Half Year Period (although this category of expenditures is likely to increase over the current fiscal year due to the reasons disclosed immediately above) and our R&D expenditures will continue to increase significantly over the year to reflect the investments we are making in research and development of our next generation of real time 3D solutions and motion sensing products.

Interest Expense. Interest expense decreased by 3.7% in the 2017 Half Year Period to $384,341 from $399,038 in the 2016 Half Year Period. This reduction is due to reduction of the principal amount of category A and B below.

This category of expenditures included:

No.	Description	Status
A.	Senior Secured Debentures – Original Amount $12,000,000 issued on or around February 21, 2008	This has now been repaid in full. See below for further details.
B.	HSBC (UK) Mortgage on Building (Office and Manufacturing Facility located in Portland, UK). Original Mortgage amount was $530,701	This has now been repaid in full and the mortgage over the building was released.
C.	Loan from our CEO of $1,000,000	This is still outstanding.

On and around April 28, 2017 we paid off the outstanding principal and accrued interest under the Secured Debentures described in paragraph A of the table immediately above. This was achieved by

-	obtaining a loan in HSBC Bank USA at $8,000,000 with security in the Company’s assets and with significantly lower interest than the Secured Debentures;

-	issuing Series C preferred stock valued at $1,000,000 to the holder of the Secured Debentures; and

-	$133,261 in cash.

This category of expenditures is likely to decrease going forward as the annual interest on the new Secured Loan is 4.5566% as compared to 8.5% which we were paying on category A above and at the same time our overall level of borrowing has dropped. See Note 9 of the Consolidated Unaudited Financial Statements for full information on new HSBC Bank USA Secured Loan of $8,000,000 which the Company borrowed on or around April 28, 2017 and section titled “Liquidity and Capital Resources” below.

Other Income. In the 2017 Half Year Period, we had Other Income of $136,059 as compared to $105,662 in the 2016 Half Year Period resulting in an increase by 28.8%. This category is subject to fluctuations as it usually reflects Value Added Tax rebates from purchases made outside of the European Union by our UK operations and changes according to the level of purchases we make outside of the European Union in the period. In the 2017 Half Year Period this amount includes $21,076 representing gain realized from sale of fixed asset.

Net Income. In the 2017 Half Year Period, we had Net Income of $2,846,926 as compared to $1,872,054 in the 2016 Half Year Period representing an increase of 52.1% over the 2016 Half Year Period. The increase in Net Income is largely due to the increase in sales and gross profit margins combined with a small reduction in SG&A expenditures and interest expense in the 2017 Half Year Period as compared to the 2016 Half Year Period.

Comprehensive Income. In the 2017 Half Year Period, our Comprehensive Income was $3,614,813 compared to $1,099,853 in the 2016 Half Year Period representing an increase of 228.7%. This is largely due to a gain in our foreign currency translation adjustment in the 2017 Half Year Period as compared to a significant loss on foreign currency translation adjustments in the 2016 Half Year Period.

Segment Reporting six months ended April 30, 2017 compared to six months ended April 30, 2016

Due to the nature of our businesses, we are operating in two reportable segments, which are managed separately based upon fundamental differences in their operations.

Our Marine Technology Business sells its products and associated services to the O&G sector, offshore wind energy, dredging and marine construction, marine and port security, and marine sciences sectors. This Segment generated approximately 54% and 51% of our total revenues for the six months ended April 30, 2017 and April 30, 2016, respectively.

Our Marine Engineering Business largely sells its services into prime and second tier defense contractors and generated approximately 46% and 49% of our total revenues for the six months ended April 30, 2017 and April 30, 2016, respectively.

Segment Analysis

Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Overhead includes general corporate administrative costs.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies in Note 2 to the Consolidated Financial Statements included in our Form 10.

See Note 13 to the Consolidated Unaudited Financial Statements which provides break-out of the Segments for 2017 Half Year Period compared to the 2016 Half Year Period.

Liquidity and Capital Resources

At April 30, 2017, the Company had an accumulated deficit of $37,475,674, working capital surplus of $11,267,852 and stockholders’ equity of $13,679,826. For the 2017 Half Year Period, the Company generated cash flow from operations of $2,501,558.

On April 28, 2017, the Company and its wholly-owned US based subsidiaries, Coda Octopus Products, Inc. and Coda Octopus Colmek, Inc. (together, the “Subsidiaries”), entered into a loan agreement with HSBC Bank NA (the “Lender”) for a loan in the principal amount of $8,000,000 (the “Loan”). The annual interest rate is fixed at 4.56%. Commencing on May 28, 2017 and continuing on the 28th day of each month thereafter, the Company is required to make monthly principal and interest payments of $149,350 until April 28, 2022. In addition, within 30 days after the delivery to the Lender of the Company’s annual audited financial statements, the Company is required to make an annual principal payment of $700,000 during the term of the Loan. Such annual payments will reduce the principal balance of the principal outstanding. As a result, it is expected that the Loan will be repaid within a period of approximately 45 months. The Loan may be prepaid in whole or in part at any time subject to a break funding charge as detailed in the promissory note evidencing the Loan. This Loan is also guaranteed jointly and severally by each of the overseas subsidiaries of Coda Octopus Group, Inc.

The obligations in connection with the repayment of the Loan are secured by all assets of Coda Octopus Group, Inc and its US Subsidiaries. Our foreign subsidiaries are joint and several guarantors of the obligations.

The proceeds from the Loan were used to repay in its entirety the outstanding principal balance of $8,000,000 under secured debentures (the “Debentures”) that were issued by the Company in February 2007 and that were most recently held by CCM Holdings, LLC. (“CCM”). Accrued and unpaid interest under the Debentures of approximately $1,133,261 was satisfied through the issuance to CCM of 1,000 shares of Series C Convertible Preferred Stock, par value $0.001, with a stated value of $1,000 each (the “Preferred Stock”). The Company paid the balance in cash.

Inflation and Foreign Currency

The Company maintains its books in local currency: US Dollars, Pounds Sterling, Australian Dollars and Norwegian and Danish Kroner for its United States, United Kingdom, Australian and Norwegian operations, respectively.

The Company’s operations are conducted in the United States, and through its wholly-owned subsidiaries, in the United Kingdom, Australia and Norway. As a result, fluctuations in currency exchange rates do significantly affect the Company’s sales, profitability and financial position when the foreign currencies of its international operations are translated into U.S. dollars for financial reporting. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. The Company cannot predict the extent to which currency fluctuations may affect the Company’s business and financial position, and there is a risk that such fluctuations will have an adverse impact on the Company’s sales, profits and financial position. Also, because differing portions of our revenues and costs are denominated in foreign currency, movements can impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens without correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure.

In the reporting period, the translation of the Company’s UK operations’ pound Sterling denominated balance sheets into US dollars has been affected by the weakening of the average value of the British pound against the US dollars in the relevant time periods from $1.47 in 2016, to $1.25 in 2017. These are the values that have been used in the calculations below. In the reporting period both the Australian Dollars and Norwegian Kroner strengthened against the US Dollar slightly.

The impact of these currency fluctuations on the three months ended April 30, 2017 is shown below:

	GBP		AUD		NOK		Total
	Actual Results	Constant rates	Actual Results	Constant rates	Actual Results	Constant rates	Effect
Revenues	2,680,543	3,095,317	137,416	134,660	0	0	(412,017)
Costs	(2,212,749)	(2,555,139)	(204,440)	(200,339)	(29,301)	(29,169)	338,157
Net Income (Losses)	467,794	540,178	(67,023)	(65,679)	(29,301)	(29,169)	(73,861)
Assets	10,579,777	11,937,842	674,802	684,871	191,384	204,048	(1,380,799)
Liabilities	(1,098,022)	(1,238,969)	(25,581)	(25,963)	(15,923)	(16,977)	142,382
Net Assets	9,481,755	10,698,874	649,220	658,908	175,461	187,071	(1,238,417)

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, decreased profits for the Current Quarter by $73,861 and decreased net assets by $1,238,417. In addition, the Company booked transactional exchange rate gains of $54,726 during the Current Quarter. All of these amounts are material to our overall financial results.

The impact of these currency fluctuations on the six months ended April 30, 2017 is shown below:

	GBP		AUD		NOK		Total
	Actual Results	Constant rates	Actual Results	Constant rates	Actual Results	Constant rates	Effect
Revenues	4,745,735	5,480,067	726,834	712,254	0	0	(719,752)
Costs	(3,760,994)	(4,342,952)	(597,514)	(585,528)	(64,443)	(64,152)	569,681
Net Income (Losses)	984,741	1,137,115	129,320	126,726	(64,443)	(64,152)	(150,071)
Assets	10,579,777	11,937,842	674,802	684,871	191,384	204,048	(1,380,799)
Liabilities	(1,098,022)	(1,238,969)	(25,581)	(25,963)	(15,923)	(16,977)	142,382
Net Assets	9,481,755	10,698,874	649,220	658,908	175,461	187,071	(1,238,417)

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, decreased profits for the 2017 Half Year Period by $150,071 and decreased net assets by $1,238,417. In addition, the Company booked transactional exchange rate loss of $104,603 during the 2017 Half Year Period. All of these amounts are material to our overall financial results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity or capital expenditures.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of April 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report due to a material weakness in our internal control over financial reporting which is described more fully below.

We identified material weaknesses which are indicative of many small companies with limited staffing levels resulting in inadequate segregation of duties. We have taken remedial actions by having more resources involved in the posting and review of our financial transactions.

We are constantly seeking ways of remediating the identified weaknesses and have started the process of introducing some controls in the area we have identified as a material weakness within the Company.

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

Item 1A. Risks Factors

Not required for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None that are required to be reported herein.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Item 6. Exhibits

31	Certifications of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coda Octopus Group, Inc. (Registrant)

Date: June 14, 2017	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: June 14, 2017	/s/ Michael Midgley
Michael Midgley
Acting Chief Financial Officer

