Form 10-Q
period 2017-07-31
Coda Octopus Group, Inc.
filed 2017-09-14
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-38154

CODA OCTOPUS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-200-8348
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

W Sand Lake Road, Suite 500, Orlando, Florida	32819
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(863) 937 8985

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of September 14, 2017 is 9,122,728.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements

For the Three and Nine Months Ended July 31, 2017 and 2016

CODA OCTOPUS GROUP, INC.

Condensed Consolidated Balance Sheets

July 31, 2017 and October 31, 2016

ASSETS
	2017	2016
	Unaudited
CURRENT ASSETS
Cash and Cash Equivalents	$6,996,329	$5,601,767
Restricted Cash	-	13,694
Accounts Receivables, Net	2,533,470	3,274,204
Inventory	2,897,767	2,598,925
Unbilled Receivables	3,733,116	3,406,693
Other Current Assets	381,997	140,954
Prepaid Expenses	205,180	112,884

Total Current Assets	16,747,859	15,149,121

FIXED ASSETS
Property and Equipment, net	5,459,517	3,840,500

OTHER ASSETS
Other Assets	10,663	96,374
Goodwill and Other Intangibles, net	3,704,725	3,749,525

Total Other Assets	3,715,388	3,845,899

Total Assets	$25,922,764	$22,835,520

The accompanying notes are an integral part of these condensed consolidated financial statements

CODA OCTOPUS GROUP, INC.

Condensed Consolidated Balance Sheets (Continued)

July 31, 2017 and October 31, 2016

LIABILITIES AND STOCKHOLDERS' EQUITY

	2017	2016
	Unaudited
CURRENT LIABILITIES
Accounts Payable	$1,525,523	$1,396,475
Accrued Expenses and Other Current Liabilities	545,272	794,067
Loans and Note Payable, current	3,187,932	846,994
Deferred Revenues	267,369	464,541

Total Current Liabilities	5,526,096	3,502,077

LONG-TERM LIABILITIES

Deferred revenue, long term	48,511	-
Loans and Note Payable, long term	5,453,792	9,178,930

Total Long-Term Liabilities	5,502,303	9,178,930

Total Liabilities	11,028,399	12,681,007

STOCKHOLDERS' EQUITY

Preferred stock, Series C, $.001 par value; 5,000,000 shares authorized 1,000 and 1,100 issued and outstanding, as of July 31, 2017 and October 31, 2016, respectively	1	1
Common stock, $.001 par value; 150,000,000 shares authorized, 9,122,728 and 9,094,156 shares issued and outstanding as of July 31, 2017 and October 31, 2016, respectively	9,122	9,094
Additional paid-in capital	52,792,357	52,805,455
Accumulated other comprehensive loss	(1,556,243)	(2,337,437)
Accumulated deficit	(36,350,872)	(40,322,600)

Total Stockholders' Equity	14,894,365	10,154,513

Total Liabilities and Stockholders' Equity	$25,922,764	$22,835,520

The accompanying notes are an integral part of these condensed consolidated financial statements

CODA OCTOPUS GROUP, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

For the Periods Indicated

Unaudited

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016

Net Revenues	$5,043,590	$4,278,660	$15,680,551	$14,800,474

Cost of Revenues	1,982,761	1,432,673	5,979,746	6,210,673

Gross Profit	3,060,829	2,845,987	9,700,805	8,589,801

OPERATING EXPENSES

Research & Development	200,118	292,855	699,106	708,146
Selling, General & Administrative	1,717,264	1,284,916	4,741,968	4,448,009

Total Operating Expenses	1,917,382	1,577,771	5,441,074	5,156,155

INCOME FROM OPERATIONS	1,143,447	1,268,216	4,259,731	3,433,646

OTHER INCOME (EXPENSE)
Other Income	89,931	50,115	204,914	155,777
Interest Expense	(112,089)	(217,471)	(496,430)	(616,509)

Total Other Income (Expense)	(22,158)	(167,356)	(291,516)	(460,732)

NET INCOME BEFORE INCOME TAXES	1,121,289	1,100,860	3,968,215	2,972,914

INCOME TAX BENEFIT	3,513	-	3,513	-

NET INCOME	$1,124,802	$1,100,860	$3,971,728	$2,972,914

NET INCOME PER SHARE:
Basic	$0.12	$0.16	$0.44	$0.44
Diluted	$0.12	$0.12	$0.43	$0.33

WEIGHTED AVERAGE SHARES:
Basic	9,110,674	6,741,330	9,104,890	6,741,330
Diluted	9,310,674	8,941,330	9,304,890	8,941,330

NET INCOME	$1,124,802	$1,100,860	$3,971,728	$2,972,914

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	13,307	(1,107,355)	781,194	(1,879,556)

Total Other Comprehensive Income (Loss)	13,307	(1,107,355)	781,194	(1,879,556)

COMPREHENSIVE INCOME (LOSS)	$1,138,109	$(6,495)	$4,752,922	$1,093,358

The accompanying notes are an integral part of these condensed consolidated financial statements

CODA OCTOPUS GROUP, INC.

Condensed Consolidated Statement of Changes in Stockholders' Equity

For the Nine Months Ended July 31, 2017

Unaudited

						Accumulated
					Additional	Other
	Preferred Stock Series C		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2016 (Audited)	1,100	$1	9,094,156	$9,094	$52,805,455	$(2,337,437)	$(40,322,600)	$10,154,513

Stock Issued to Consultant	-	-	14,286	14	25,486	-	-	25,500
Stock Issued to Board of Directors	-	-	14,286	14	61,416	-	-	61,430
Redemption of Series C Preferred stock	(1,100)	(1)	-	-	(1,099,999)	-	-	(1,100,000)
Issuance of Series C Preferred Stock	1,000	1	-	-	999,999	-	-	1,000,000
Foreign currency translation adjustment	-	-	-	-	-	781,194	-	781,194
Net Income	-	-	-	-	-	-	3,971,728	3,971,728

Balance, July 31, 2017 (Unaudited)	1,000	$1	9,122,728	$9,122	$52,792,357	$(1,556,243)	$(36,350,872)	$14,894,365

The accompanying notes are an integral part of these condensed consolidated financial statements

CODA OCTOPUS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

For the Periods Indicated

Unaudited

	Nine Months Ended July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,971,728	$2,972,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	631,062	512,714
Stock compensation	86,930	77,000
Realized gain on the sale of fixed assets	(81,494)	-
(Increase) decrease in operating assets:
Accounts receivable	740,734	(276,218)
Inventory	(298,842)	870,773
Unbilled receivables	(326,421)	262,068
Other current assets	(241,044)	-
Prepaid expenses	(92,296)	(13,942)
Deferred tax asset	85,712	(5,524)
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(119,748)	(224,429)
Deferred revenues	(148,661)	(46,359)
Net Cash Provided by Operating Activities	4,207,660	4,128,997
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,649,060)	(668,524)
Restricted cash	13,695	4,328
Proceeds from the sale of fixed assets	525,275	-
Net Cash Used in Investing Activities	(2,110,090)	(664,196)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments - loans and notes payable	(384,202)	(1,121,406)
Redemption of Series C preferred stock	(1,100,000)	-
Net Cash Used in Financing Activities	(1,484,202)	(1,121,406)
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	781,194	(1,879,556)

NET INCREASE IN CASH	1,394,562	463,839

CASH AT THE BEGINNING OF THE PERIOD	5,601,767	6,310,694

CASH AT THE END OF THE PERIOD	$6,996,329	$6,774,533
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$464,705	$889,145
Non-cash transactions:
Common stock issued for terminal conversion premium	$-	$3,558,136
Preferred stock issued for accrued interest	$1,000,000	$-
Repayment of secured debt directly with proceeds of note payable	$8,000,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

July 31, 2017 and 2016

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Coda Octopus Group, Inc.’s condensed consolidated financial position, results of operations, comprehensive income and cash flows, in conformity with generally accepted accounting principles. Coda Octopus Group, Inc. (the Company, Coda Octopus,” “we,” or “us”) filed audited consolidated financial statements as of and for the fiscal years ended October 31, 2016 and 2015 which included all information and notes necessary for such complete presentation in conjunction with its registration statement on Form 10/A (the “Form 10”). The condensed consolidated results of operations for the interim period ended July 31, 2017 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended October 31, 2016, which are contained in the Form 10. The accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of July 31, 2017 and the results of operations, comprehensive income and cash flows for the interim periods ended July 31, 2017 and 2016. The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the US Dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s UK-based operations are measured using the British Pound, Australian based operations are measured using Australian Dollars, Danish based operations are measured using Danish Kroners and Norwegian based operations are measured using Norwegian Kroners as the functional currencies. Foreign currency translation gains and losses are recorded as a change in other comprehensive income. Transaction gains and losses generated from the re-measurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are also included in other comprehensive income.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s short term financial instruments consist of cash and cash equivalents, receivables, accounts payable, and notes payable. The Company adjusts the carrying value of financial assets and liabilities denominated in other currencies such as cash, receivables, accounts payable and the lines of credit using the appropriate exchange rates at the balance sheet date. The Company believes that the carrying values of these short term financial instruments approximate their estimated fair values. The carrying value of our long-term debt approximates its fair value based on the terms and conditions which we would currently obtain.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

July 31, 2017 and 2016

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

NOTE 4 – INVENTORY

Inventory is stated at the lower of cost (first-in first-out method) or market. Inventory consisted of the following components:

	July 31,2017	October 31, 2016

Raw materials and parts	$2,259,228	$1,734,798
Work in progress	184,661	88,682
Demo goods	296,391	324,752
Finished goods	157,487	450,693
Total Inventory	$2,897,767	$2,598,925

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following at July 31, 2017 and October 31, 2016:

	2017	2016

Deposits	$11,240	$(349)
Other receivables	40,056	35,543
Value added tax (VAT) receivable	330,701	105,760

Total Other Current Assets	$381,997	$140,954

NOTE 6 – ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues including unbilled and deferred revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include costs and earnings in excess of billings, billings in excess of costs and estimated earnings, and the valuation of goodwill.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

July 31, 2017 and 2016

NOTE 7 – CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the consolidated balance sheets as Unbilled Receivables of $3,733,116 and $3,406,693 as of July 31, 2017 and October 31, 2016, respectively.

Our Deferred Revenue of $315,880 and $464,541 as of July 31, 2017 and October 31, 2016, respectively, consists of billings in excess of costs and revenues received as part of our warranty and Through Life Support obligations upon completing a sale of our products– elaborated further in the last paragraph of this note.

Billings in excess of cost and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the balance sheets. These amounts are stated on the balance sheets as a component of Deferred Revenue of $0 as of July 31, 2017 and October 31, 2016, respectively.

Revenue received as part of sales of equipment includes a provision for warranty and is recorded as deferred revenue and Through Life Support (a support package offering three and five years hardware, software and technical support of products purchased). These amounts are amortized according to the contractual period in question which is over 12 months for warranty obligations and 36 months or 60 months for Through Life Support obligations, according to the package purchased by our customers. The short-term portions of the deferred revenues were $267,369 and $464,541 as of July 31, 2017 and October 31, 2016, respectively. The long-term portions of the deferred revenues were $48,511 and $0 as of July 31, 2017 and October 31, 2016 respectively.

NOTE 8 – CONCENTRATIONS

Significant Customers

During the three months ended July 31, 2017, the Company had a customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $1,107,723, or 22% of net revenues during the period. Total accounts receivable from this customer at July 31, 2017 was $605,831 or 24% of accounts receivable.

During the three months ended July 31, 2016, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $2,780,925, or 65% of net revenues during the period. Total accounts receivable from these customers at July 31, 2016 was $627,299 or 26% of accounts receivable.

During the nine months ended July 31, 2017, the Company had a customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $3,961,648, or 25% of net revenues during the period. Total accounts receivable from this customer at July 31, 2017 was $605,831 or 24% of accounts receivable.

During the nine months ended July 31, 2016, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $3,893,432, or 26% of net revenues during the period. Total accounts receivable from these customers at July 31, 2016 was $627,299 or 26% of accounts receivable.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

July 31, 2017 and 2016

NOTE 9 – LOANS AND NOTES PAYABLE

Loans and notes payable consisted of the following at July 31, 2017 and October 31, 2016:

	2017	2016

On April 28, 2017, the Company repaid in full all outstanding amounts due under the Secured Debentures which was issued on February 21, 2008 and all security interest was released. The Secured Debentures were paid using the $8,000,000 proceeds of the Secured Loan from HSBC Bank NA (see below for further information) and the accrued and unpaid interest under the Debentures of approximately $1,133,261 was satisfied through the issuance to CCM of 1,000 shares of Series C Convertible Preferred Stock, par value $0.001, with a stated value of $1,000 each (the “Preferred Stock”). The Company paid the balance in cash.	$-	$9,744,123

Secured note in the principal amount of $8,000,000 payable to HSBC with interest payable on the 28th day of each month at 4.56% per annum. The Company is required to make monthly principal and interest payment of $149,350. Additionally, within 150 days of the end of each fiscal year the Company is required to pay an amount of $700,000 which will be applied to reduce the principal outstanding under the Secured Loan. The loan is scheduled to mature on April 28, 2022. However, based on the payment schedule under the Loan Agreement it is expected that the Loan will be repaid in full in approximately 45 months from May 28, 2017 (when the first scheduled payment was made).	7,641,724		-

One of the subsidiaries has an unsecured working capital loan from the CEO of the Group. The note is due on May 31st, 2018 and carries an annual interest rate of 4.5%.	1,000,000	-

The Company had a 10-year secured mortgage for $527,675, secured by a building in the UK that required monthly principal payments of $4,018 along with interest at 2.75%, and was due to mature in October 2023. The conversion rate varied according to exchange rates fluctuations. This mortgage was secured by our building, located in Portland UK. This mortgage was repaid in full on December 13, 2016 and all security interest was released by the Bank.	-	281,801

Total	8,641,724	10,025,924
Less: current portion	(3,187,932)	(846,994)
Total Long-Term Loans and Notes Payable	$5,453,792	$9,178,930

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

July 31, 2017 and 2016

NOTE 10– ACCUMULATED OTHER COMPREHENSIVE INCOME

	2017	2016

Balance, beginning of year	$(2,337,437)	$373,516
Total other comprehensive income (loss) for the year - foreign currency translation adjustment	781,194	(1,879,556)
Balance, end of period	$(1,556,243)	$(1,506,040)

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

On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. We do not believe that the adoption of this standard will have a material effect on our financial statement.

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

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

July 31, 2017 and 2016

NOTE 11– RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

NOTE 12 – EARNINGS PER COMMON SHARE

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
Fiscal Period	July 31,2017	July 31 2016	July 31, 2017	July 31, 2016
Numerator:
Net Income	$1,124,802	$1,100,860	$3,971,728	$2,972,914

Denominator:
Basic weighted average common shares outstanding	9,110,674	6,741,330	9,104,890	6,741,330
Conversion of Series C Preferred Stock	200,000	2,200,000	200,000	2,200,000
Diluted outstanding shares	9,310,674	8,941,330	9,304,890	8,941,330
Earnings from continuing operations

Basic	$0.12	$0.16	$0.44	$0.44
Diluted	$0.12	$0.12	$0.43	$0.33

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

July 31, 2017 and 2016

NOTE 13 – SEGMENT ANALYSIS

We are operating in two reportable segments, which are managed separately based upon fundamental differences in their operations. Coda Octopus Martech and Coda Octopus Colmek operate as engineering contractors and the balance of our operations are comprised of product sales.

Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Corporate includes general corporate administrative costs.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies, as outlined in the October 31, 2016 financial statements.

There are inter-segment sales which have been eliminated in our financial statements but are disclosed in the tables below for information purposes.

The Company’s reportable business segments operate in three geographic locations. Those geographic locations are:

* United States

* Europe

* Australia

The following tables summarize segment asset and operating balances by reportable segment for the three months and nine months ended July 31, 2017 and 2016 respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

July 31, 2017 and 2016

NOTE 13 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended July 31, 2017

Revenues from External Customers	$3,439,587	$1,604,003	$-	$5,043,590

Cost of Revenues	1,054,369	928,392	-	1,982,761

Gross Profit	2,385,218	675,611	-	3,060,829

Research & Development	200,118	-	-	200,118
Selling, General & Administrative	781,908	637,465	297,891	1,717,264

Total Operating Expenses	982,026	637,465	297,891	1,917,382

Operating Income (Loss)	1,403,192	38,146	(297,891)	1,143,447

Other Income (Expense)

Other Income	89,670	261	-	89,931
Interest Expense	(5,947)	(15,451)	(90,691)	(112,089)

Total other income (expense)	83,723	(15,190)	(90,691)	(22,158)

Income before income taxes	1,486,915	22,956	(388,582)	1,121,289

Income tax benefit (expense)	3,513	-	-	3,513

Net Income	$1,490,428	$22,956	$(388,582)	$1,124,802

Supplemental Disclosures

Total Assets	$12,300,376	$12,529,169	$1,093,219	$25,922,764

Total Liabilities	1,103,023	1,638,002	8,287,374	11,028,399

Revenues from Intercompany Sales - eliminated from sales above	1,002,339	36,030	369,625	1,407,994

Depreciation and Amortization	130,048	101,442	3,211	234,701

Purchases of Long-lived Assets	252,653	45,841	-	298,494

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

July 31, 2017 and 2016

NOTE 13 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended July 31, 2016

Revenues from External Customers	$2,427,570	$1,851,090	$-	$4,278,660

Cost of Revenues	622,195	810,478	-	1,432,673

Gross Profit	1,805,375	1,040,612	-	2,845,987

Research & Development	292,855	-	-	292,855
Selling, General & Administrative	422,096	578,297	284,523	1,284,916

Total Operating Expenses	714,951	578,297	284,523	1,577,771

Operating Income (Loss)	1,090,424	462,315	(284,523)	1,268,216

Other Income (Expense)

Other Income	50,226	(111)	-	50,115
Interest Expense	(330,306)	(110,113)	222,948	(217,471)

Total other income (expense)	(280,080)	(110,224)	222,948	(167,356)

Income (Loss) before income taxes	810,344	352,091	(61,575)	1,100,860

Income tax benefit (expense)	-	-	-	-

Net Income (Loss)	$810,344	$352,091	$(61,575)	$1,100,860

Supplemental Disclosures

Total Assets	$11,883,612	$9,613,958	$155,302	$21,652,872

Total Liabilities	1,218,381	640,083	10,808,862	12,667,326

Revenues from Intercompany Sales - eliminated from sales above	286,892	(63,221)	118,875	342,546

Depreciation and Amortization	121,600	81,129	3,199	205,928

Purchases of Long-lived Assets	(76,401)	(8,648)	3,600	(81,449)

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

July 31, 2017 and 2016

NOTE 13 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Nine Months Ended July 31, 2017

Revenues from External Customers	$9,189,731	$6,490,820	$-	$15,680,551

Cost of Revenues	2,753,297	3,226,449	-	5,979,746

Gross Profit	6,436,434	3,264,371	-	9,700,805

Research & Development	699,106	-	-	699,106
Selling, General & Administrative	2,165,601	1,979,436	596,931	4,741,968

Total Operating Expenses	2,864,707	1,979,436	596,931	5,441,074

Operating Income (Loss)	3,571,727	1,284,935	(596,931)	4,259,731

Other Income (Expense)

Other Income	204,653	261	-	204,914
Interest (Expense) Income	(538,088)	(214,674)	256,332	(496,430)

Total other income (expense)	(333,435)	(214,413)	256,332	(291,516)

Income (Loss) before income taxes	3,238,292	1,070,522	(340,599)	3,968,215

Income tax benefit (expense)	3,513	-	-	3,513

Net Income	$3,241,805	$1,070,522	$(340,599)	$3,971,728

Supplemental Disclosures

Revenues from Intercompany Sales - eliminated from sales above	1,680,852	265,985	607,375	2,554,212

Depreciation and Amortization	377,311	244,223	9,528	631,062

Purchases of Long-lived Assets	2,541,716	94,874	12,470	2,649,060

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

July 31, 2017 and 2016

NOTE 13 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Nine Months Ended July 31, 2016

Revenues from External Customers	$7,816,669	$6,983,805	$-	$14,800,474

Cost of Revenues	2,690,603	3,520,070	-	6,210,673

Gross Profit	5,126,066	3,463,735	-	8,589,801

Research & Development	708,146	-	-	708,146
Selling, General & Administrative	1,905,381	2,180,426	362,202	4,448,009

Total Operating Expenses	2,613,527	2,180,426	362,202	5,156,155

Operating Income (Loss)	2,512,539	1,283,309	(362,202)	3,433,646

Other Income (Expense)

Other Income	149,990	5,787	-	155,777
Interest Expense	(615,383)	(223,931)	222,805	(616,509)

Total other income (expense)	(465,393)	(218,144)	222,805	(460,732)

Income (Loss) before income taxes	2,047,146	1,065,165	(139,397)	2,972,914

Income tax benefit (expense)	-	-	-	-

Net Income (Loss)	$2,047,146	$1,065,165	$(139,397)	$2,972,914

Supplemental Disclosures

Revenues from Intercompany Sales - eliminated from sales above	643,294	178,132	362,875	1,184,301

Depreciation and Amortization	247,235	255,848	9,631	512,714

Purchases of Long-lived Assets	642,906	13,150	12,468	668,524

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

July 31, 2017 and 2016

NOTE 13 – SEGMENT ANALYSIS (continued)

Information concerning principal geographic areas is presented below according to the area where the activity has taken place for the three and nine months ended July 31, 2017 and 2016 respectively:

	USA	Europe	Australia	Total

External Revenues by Geographic Locations

Three Months Ended July 31, 2017	$1,550,141	$2,942,365	$551,085	$5,043,591

Three Months Ended July 31, 2016	$1,983,771	$1,970,478	$324,411	$4,278,660

Nine Months Ended July 31, 2017	$6,825,815	$7,574,299	$1,280,437	$15,680,551

Nine Months Ended July 31, 2016	$6,939,673	$6,733,926	$1,126,875	$14,800,474

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

The following discussion and analysis should be read in conjunction with our financial statements, included herewith and the audited financial statements included in our registration statement on Form 10/A filed with the Securities and Exchange Commission on March 29, 2017. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

General Overview

Throughout these discussions, the following terminologies listed in the table immediately below are used and have the meanings ascribed to them in the said table.

“Current Quarter”	This refers to the three month period ended July 31, 2017
“Previous Quarter”	This refers to the three month period ended July 31, 2016
“2017 Nine Months Period”	This refers to the nine month period ended July 31, 2017
“2016 Nine Months Period”	This refers to the nine month period ended July 31, 2016

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

Our products are used primarily in the underwater construction market, offshore oil and gas and wind energy industry, complex dredging operations, port security, mining, countermine measures, defense (specifically, object identification and reacquisition missions) and marine sciences sectors. Our customers include service providers to major oil and gas companies, law enforcement agencies, ports, mining companies, defense companies, research bodies and universities.

We supply our marine engineering business services mainly to prime defense contractors. We have been supporting some significant defense programs that enable us to provide engineering services through the full life cycle of the parts we supply (conception, design, production and obsolescence management)

Historically, the Marine Technology Business generated approximately 70% of our revenues. In the last two fiscal years, the Marine Technology Business has generated closer to 50% of our overall revenues, with the Marine Engineering Business growing at a faster pace. In the Current Quarter, however, our Marine Technology Business generated 68% of our revenues, whereas the Marine Engineering Business generated 32%. The reduced revenue share of our Services Segment is largely due to delays in securing committed purchase orders from our defense customers resulting from the uncertainty around the newly elected US Administration’s budgetary policy and spending priorities. Nevertheless, we believe that this is a temporary situation and the Marine Engineering Business will continue to grow at a faster pace than the Marine Technology Business as this latter segment continues to be affected by the contraction in the oil and gas (O&G) sector’s capital and operational spending. Due to the effort by O&G companies to restructure their operations, the climate in which we sell is fiercely competitive. As a result, sales to this sector have declined and gross profit margins of items we sell into this sector have weakened. The outlook for the O&G sector continues to look poor and the widely held view in the market is that this is likely to continue as long as the current surplus and volatility in the price of oil continues. This situation is further compounded by the depreciation of British Pound against the US Dollar which has impacted on the US Dollar revenues generated by the Products Segment.

We continue to believe that our unique and patented real time 3D solutions for subsea and defense application are a significant advancement on the current technology available in the subsea sonar market. Because of its real time capability providing volumetric data of moving (as opposed to static) underwater targets or objects in low or zero visibility conditions, this technology reduces operational costs to users as underwater data is provided in real time, similar to a camera. Furthermore, because the technology provides real time image of the underwater environment, it enhances safety significantly. In addition, we believe that our real time 3D solution is becoming the preferred solution for subsea asset placements (such as Accropodes™, mattress placements, block placements and the like) because it is the only technology that can visualize in real time moving objects in the water column (such as blocks).

Due to the decline in the price of oil, many O&G companies are seeking cost effective solutions for their operations. We believe that our real time 3D solution has the potential to revolutionize the technology used in underwater operations particularly where real time visualization is required or zero or low visibility conditions prevail. Furthermore, as discussed in our section on Research and Development, we are focusing on the advancement of our real time 3D technology to introduce more competitively priced products and products tailored to particular markets. In January 2017, we launched our Echoscope® XD, a multiple projector system that provides a wider field of view that is more suitable for bathymetry survey or imaging of a wider area. This new product can also be retrofitted to existing systems. This paves the way for the further expansion of the markets for our real time 3D sonar. We are also close to launching the first of a series of new products based on our fourth generation (4G) technology. This system is a shallow water system targeted at the subsea construction market and is much smaller in size and lighter than the current iteration of our real time 3D sonars. In addition, its power requirements are less. We believe that these features will allow us to expand into markets where size, weight and power requirements of our equipment play a significant role.

In recent years we have made progress in getting our core real time patented 3D technology, the Echoscope®, adopted by a significant number of ports in the USA (the CodaOctopus® Underwater Inspection System – (“UIS”) – which integrates our Echoscope, motion sensing product and hydrographic pole) where it is used for port and harbor security.

We have also made progress in expanding the markets (and applications) into which we sell our patented real time 3D Sonars. Recently, we have sold a number of systems to subsea mining companies for use in selecting the areas for mining and to precisely locate, sample and harvest the minerals from the seabed with maximum yield and minimum disturbance to the environment. All such operations are in zero visibility water conditions.

Increasingly, our customers involved in offshore energy and renewables are adopting the technology as the primary tool for scour management, subsea cable installation and associated cable protection tasks. During fiscal 2016, there were four significant European wind energy projects all of which adopted our technology. We continue to make progress in this sector in 2017. We are enhancing our products further with the aim of automating these operations.

During the last 12 months we have also begun to focus on the defense market for our real time 3D sonar technology. Recently, we have had a number of successful trials with significant defense and navy prospects both in the US and the UK. During these evaluations, our technology has been identified as important technology for a number of defense applications as it allows real time observation for many difficult defense tasks such as real time hull scanning of ships, search and rescue, diving applications, obstacle avoidance, threat detections, mine and countermine measures.

In addition, in recent years we have started to rent our real time 3D solutions with associated services. Given the contraction in the O&G market, rentals are increasingly becoming an important part of the composition of the Company’s revenues. Furthermore, our rental offering generally yields a higher gross margin for the Company. In the Current Quarter, sales of our rental solutions and associated services have fallen compared to the Previous Quarter.

The following brief overview highlights some of the major issues that currently impact the Company’s business.

a.	the price of commodities, in particular O&G. The decline in O&G prices has resulted in large scale reductions in capital and operational expenditures, which directly impact on the sales of our products into these and related markets, which previously had been an important market for our products;

b.	the allocation of funds to defense procurement by governments in the US and the UK;

c.	uncertainty on the impact of the United Kingdom decision to terminate its membership in the European Union. See below for recent steps we have started to take to mitigate some of the impact should there be a “hard Brexit” (i.e. an exit arrangement that allows the UK no or limited access to the European Union markets). In the event that the United Kingdom does not secure access to the European Union Single Market, this is likely to directly impact our cost basis as currently we do not pay export duty on products that we sell to customers in the Single Market. We are in the process of designing a strategy to mitigate some of the likely impact;

d.	a significant percentage of the Company revenues are generated by the Company’s subsidiaries in the United Kingdom. The depreciation of British Pound against major currencies including the US Dollar impacts our foreign subsidiaries in the United Kingdom which generates approximately 58% of our revenues in the Current Quarter and which are transacted in British Pounds. Furthermore, a large part of our assets are held in British Pounds while the majority of our liabilities (which comprise our senior secured debentures) are maintained in US Dollar. The continued uncertainty described in paragraph (c) above is likely to cause the continued decline in the value of the British Pound against the US Dollar for the foreseeable future. See Note 3 of the Consolidated Unaudited Financial Statements regarding our Foreign Currency Translation Policy;

e.	global-political uncertainties affecting the markets into which we sell our goods and services;

f.	global trends which makes certain geographical regions more competitive in providing engineering solutions because of their labor rates, such as India and China, are likely to affect our Services Segment;

g.	Revenues from our Services Segment have been adversely affected in the Current Quarter due to uncertainty regarding the new US Administration’s funding priorities. As such, significant purchase orders that we had anticipated have not yet been placed. Although we believe that the medium to long-term prospects for government based revenues remain strong. The delay in receiving the anticipated purchase orders is likely to adversely affect this Company’s financial results for the current fiscal year;

h.	On April 28, 2017, the Company entered into a Secured Loan Agreement with HSBC Bank NA for a loan in the principal amount of $8,000,000 at a fixed annual interest rate of 4.56%. The obligation is secured by all of the Company’s assets and business undertakings in the USA and is guaranteed jointly and severally by each of the Company’s foreign subsidiaries; and

i.	The Company has limited external sources of capital available, and as such is reliant upon its ability to sell its products and services to provide sufficient working capital for its operations and obligations.

The Company’s operations are located in the United States, United Kingdom, Australia and Norway. A large proportion of our revenues (approximately 68%) and costs (in the Current Quarter) are incurred outside of the USA with a significant part of that in the UK. In addition, a significant part of our assets (both current and fixed) are held in British Pounds by our foreign subsidiaries. The decision of the UK to exit the European Union (“Brexit”) has resulted in significant currency exchange rate fluctuations and volatility in global stock markets including a sharp fall of the British Pound against the US Dollar and other major currencies. This fall affects our reported revenues since we report in US Dollars. Additionally, a significant part of our supply chain for our UK Products business is sourced from outside of the UK. The depreciation of the British Pound against major currencies including the US Dollar results in an increased cost in our raw materials and these increases are not easily passed on to our customers.

Since the Brexit vote, we have suffered adverse currency movements affecting our UK Businesses. It has been reported in the Financial Times that in July 2016 British Pound closed at a 31year low against the US Dollar at around US Dollar 1.32 for the British Pound. Since then, the British Pound has continued to depreciate against the US Dollar to around $1.20 to $1.25 for £1 with the average for 2017 Nine Months Period being $1.26 and $1.32 at the Balance Sheet date for the Current Quarter. For the 2017 Nine Months Period our reported revenues have been reduced by $1,000,000 due to adverse movement of the British Pound to the US Dollar. See further below under Section titled “Inflation and Foreign Currency” for full analysis of Exchange Rate Movements and impact for the 3 and 9 months respectively.

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

A full discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 1, “Summary of Significant Accounting Policies” of our Annual Consolidated Financial Statements included in Form 10/A.

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

Results of Operations for the three months ended July 31, 2017 (“Current Quarter”) compared to the three months ended July 31, 2016 (“Previous Quarter”)

Revenue: Total revenues for the Current Quarter and the Previous Quarter were $5,043,590 and $4,278,660, respectively, representing an increase of 17.9%. The increase in Revenues in the Current Quarter is a reflection of the increase in sales by our Product Segment. Although this segment continues to be impacted by the downturn in O&G sector, we have managed to continue to make progress in selling into new markets and new geographical regions.

Gross Margins: Margins were weaker in the Current Quarter at 60.7% (gross profit of $3,060,829) compared to 66.5% (gross profit $2,845,987) in the Previous Quarter. This decrease is a reflection of the mix of sales generated in the Current Quarter. In addition, a significant part of sales by the Products Segment were through agents, which command a commission ranging between 15 and 20% and also a reduction of the level of rental activities. This has impacted our Gross Margins in the Current Quarter and at the same time, our rental revenues, which have better gross margins, are down compared to the Previous Quarter. Further information on the performance of each Segment can be found in Note 13 to the Condensed Consolidated Unaudited Financial Statements.

Research and Development (R&D). R&D expenditures in the Current Quarter were $200,118 representing a 31.7% decrease compared to the Previous Quarter, when these expenditures were $292,855. Notwithstanding this decrease, on a full year basis we expect this number to increase to reflect ongoing R&D projects relating to our program to advance technologically our real time 3D sonar technology and motion sensing products. This investment will involve bringing in new skills and incurring significant non-recurring engineering costs) for prototyping new real time 3D products and motion sensing products. Our goal will be to bring more competitively priced and technologically advanced products to the market in fiscal year 2018. We expect the first prototype within our 4G of real time 3D sonars to be available for customer trials around October 2017. Trials can take up to three months and therefore we do not expect to launch this variant until the end of our first quarter in 2018. Notwithstanding, these are complex products and we can give no assurance that we will be successful in the stated goals. Furthermore, we may incur significant research and development expenditures without realizing viable products.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the Current Quarter increased to $1,717,264 from $1,284,916 in the Previous Quarter, an increase of 33.6%. This is in line with new costs associated with our SEC reporting, NASDAQ listing, increased professional fees relating to these activities and increase in the costs of our Directors and Officers insurance.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	July 31, 2017	July 31, 2016	Percentage Change
Wages and Salaries	$1,001,346	$985,172	Increase of 1.6%
Legal and Professional Fees (including accounting, audit and investment banking services)	$227,506	$100,934	Increase of 125.4%
Rent for our various locations	$38,869	$89,003	Decrease of 56.3%
Marketing	$35,971	$12,164	Increase of 195.7%

Operating Income. We had an operating income of $1,143,447 in the Current Quarter against an operating income of $1,268,216 in the Previous Quarter, resulting in a decrease of 9.8% over the Previous Quarter. This decrease is largely due to the increase in our SG&A expenditures combined with the reduction in revenues generated by our Services Segment in the Current Quarter due to delays in receiving purchase orders from its defense customers due to uncertainty in the new US Government Administration on budgetary and spending priorities.

Interest Expense. Interest expense decreased by 48.5% in the Current Quarter to $112,089 from $217,471 in the Previous Quarter. This is due to lower interest payments attributable to our current Senior Loan with HSBC Bank NA. Please refer to Note 9 – Loans and Notes Payable to the Unaudited Condensed Consolidated Financial Statements for further details pertaining to this HSBC Loan.

Other Income. In the Current Quarter, we had Other Income of $89,931 as compared to $50,115 in the Previous Quarter resulting in an increase by 79.4%. This category is subject to fluctuations as it usually reflects Value Added Tax rebates from purchases made outside of the European Union by our UK operations and changes according to the level of purchases we make outside of the European Union in the period.

Net Income. In the Current Quarter, we had Net Income of $1,124,802 as compared to $1,100,860 in the Previous Quarter representing a small increase of 2.2% over the Previous Quarter. This is largely attributable to reduction in interest expenses payable and a gain realized from sale of fixed asset in the Current Quarter.

Comprehensive Income. In the Current Quarter, our Comprehensive Income was $1,138,109 compared to a loss on $6,495 in the Previous Quarter. This is due to a gain on foreign currency transactions of $13,307 as compared to a loss on foreign currency transactions of (1,107,355) in the Previous Quarter.

Segment Reporting three months ended July 31, 2017 compared to three months ended July 31, 2016

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

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies in Note 2 to the Consolidated Financial Statements included in our Form 10/A. See Note 13 of our Condensed Consolidated Unaudited Financial Statements which provides more information on each of the Segments for the Current Quarter compared to the Previous Quarter.

Our Marine Technology Business sells its products and associated services to the O&G sector, offshore wind energy, dredging and marine construction, marine and port security, and marine sciences sectors. This Segment generated approximately 68% and 57% of our total revenues for the three months ended July 31, 2017 and July 31, 2016, respectively.

Our Marine Engineering Business largely sells its services into prime and second tier defense contractors and generated approximately 32% and 43% of our total revenues for the three months ended July 31, 2017 and July 31, 2016, respectively. The Marine Engineering Business has not met its revenue plan year to date due to delays experienced by the Services Segment in securing committed purchase orders from our defense customers resulting from the uncertainty around the newly elected US Administration and its budgetary policy and spending priorities. This has impacted its revenues in the Current Quarter.

Results of Operations for the nine months ended July 31, 2017 (“2017 Nine Months Period”) compared to the nine months ended July 31, 2016 (“2016 Nine Months Period”)

Revenue: Total revenues for the 2017 Nine Month Period and the 2016 Nine Month Period were $15,680,551 and $14,800,474 respectively, representing an increase of 5.9%. Although overall revenues have increased, we are still behind in our revenue plan for this fiscal year due to delays in securing anticipated purchase orders by our Services Segment. This is caused by uncertainty over the budgetary and spending priorities of the new US Administration, resulting in defense contractors not committing to orders until there is more clarity and we expect this to continue in our fourth quarter.

Gross Margins: Margins were stronger in the 2017 Nine Month Period at 61.9% (gross profit of $9,700,805) compared to 58.0% (gross profit $8,589,801) in the 2016 Nine Month Period. The increase in our Gross Margins is a reflection of the mix of sales generated in the 2017 Nine Months Period with a high proportion of sales in our Marine Technology Business that traditionally commands a higher gross margin than our Marine Engineering Business. In the 2016 Nine Month Period, 47% of our revenues were generated by the Services Segment and 53% by the Products Segment.

Research and Development (R&D). R&D expenditures in the 2017 Nine Month Period were $699,106 representing a 1.3% decrease over the 2016 Nine Month Period, where these expenditures were $708,146. This level of expenditures for our R&D efforts is in line with our budgetary plans. On a full year basis, we anticipate that this area of expenditures will increase over the previous 2016 full year period as we continue to invest significantly in the technological advancement of our real time 3D sonar technology and motion sensing products. This investment will involve bringing in new skills and incurring significant non-recurring engineering costs for prototyping new real time 3D products and motion sensing products. Our goal will be to bring more competitively priced and technologically advanced products to the market. It is anticipated that our first iteration of our 4G sonars will be available for customers evaluation in the subsea construction market before the end of the current fiscal year and should these be successful we would expect to launch of our first iteration of our 4G technology is anticipated to be in first quarter 2018. Notwithstanding, these are complex products and we can give no assurance that we will be successful in the stated goals. Furthermore, we may incur significant research and development expenditures without realizing viable products.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the 2017 Nine Months Period increased to $4,741,968 from $4,448,009 in the 2016 Nine Months Period, an increase of 6.6%. The increase in this category of expenditures is in line with our budgetary expectations and reflect the additional costs associated with the Company returning to SEC reporting and listing of its shares of common stock at the Nasdaq Capital Market and increased costs of Directors and Officers insurance.

Key Areas of SG&A Expenditure across the Group for the 2017 Nine Months Period compared to the 2016 Nine Months Period are:

Expenditure	July 31, 2017	July 31, 2016	Percentage Change
Wages and Salaries	$2,977,685	$3,221,840	Decrease of 7.6%
Legal and Professional Fees (including accounting, audit and investment banking services)	$720,665	$587,692	Increase of 22.6%
Rent for our various locations	$80,937	$51,615	Increase of 56.8%
Marketing	$160,812	$100,855	Increase of 59.4%

In the 2017 Nine Months Period our SG&A expenditures have increased, which is partially due to increased spending on Legal and Professional Fees associated with having returned to being a SEC Reporting Company under the Securities Exchange Act 1934. In this connection, the Company filed a Form 10 with the SEC on or around February 17, 2017. This registration statement is now effective and the Company is subject to the 1934 Act.

Operating Income. We had an operating income of $4,259,731 in the 2017 Nine Months Period against an operating income of $3,433,646 in the 2016 Nine Months Period, making this an increase of 24.1%. This increase is largely due to an increase in revenues combined with a reduction in our direct costs of sales (resulting from the mix of sales in the 2017 Nine Months Period), resulting in an increase in our gross profit margins. We also had slightly lower expenditures for wages and salaries category but overall increased SG&A due to the reasons disclosed immediately above). Moreover, our R&D expenditures will continue to increase in the last three months of the current and the next financial year to reflect the investments we are making in research and development of our next generation of real time 3D solutions (4G real time 3D solutions) and motion sensing products.

Interest Expense. Interest expense decreased by 19.5% in the 2017 Nine Months Period to $496,430 from $616,509 in the 2016 Nine Months Period. This reduction is due to (i) redemption of the amounts described in category A below; and (ii) reduction in the interest rate payable under the new HSBC NA secured loan which the Company effected on or around April 28, 2017. This loan attracts a lower interest rate of 4.5566% as compared to 8.5% on previous Senior Secured Debentures; (iii) reduction of the principal amount of the said HSBC NA loan, which is a reducing balance loan (Company repays both principal and interest on a monthly basis).

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

On and around April 28, 2017, we paid off the outstanding principal and accrued interest under the Secured Debentures described in paragraph A of the table immediately above. This was achieved by

-	obtaining a loan in HSBC Bank USA in the principal amount of $8,000,000 which is secured by the Company’s assets and with significantly lower interest than the Secured Debentures;

-	issuing Series C preferred stock valued at $1,000,000 to the holder of the Secured Debentures; and

-	$133,261 in cash.

This category of expenditures is likely to decrease going forward as the annual interest on the new Secured Loan is 4.5566% as compared to 8.5% which we were paying on category A above and at the same time our overall level of borrowing has dropped. See Note 9 of the Condensed Consolidated Unaudited Financial Statements for full information on new HSBC Bank USA Secured Loan of $8,000,000 which the Company borrowed on or around April 28, 2017 and section titled “Liquidity and Capital Resources” below.

Other Income. In the 2017 Nine Month Period, we had Other Income of $204,914 as compared to $155,777 in the 2016 Nine Month Period resulting in an increase by 31.5%. This category is subject to fluctuations as it usually reflects Value Added Tax rebates from purchases made outside of the European Union by our UK operations and changes according to the level of purchases we make outside of the European Union in the period.

Net Income. In the 2017 Nine Month Period, we had Net Income of $3,971,728 as compared to $2,972,914 in the 2016 Nine Months Period representing an increase of 33.6% over the 2016 Nine Months Period. This is due to an increase in revenues by 5.9% combined with stronger gross profit margins (up from 58% to 61.9%) and a reduction in interest expenditures by 19.5%.

Comprehensive Income. In the 2017 Nine Month Period, our Comprehensive Income was $4,752,922 compared to $1,093,358 in the 2016 Nine Month Period representing an increase of 334.7%. This includes a gain for the 2017 Nine Months Period in foreign currency translation adjustment of $781,194 and a loss for the same item in the 2016 Nine Month Period of $1,879,556.

Segment Reporting nine months ended July 31, 2017 compared to nine months ended July 31, 2016

Due to the nature of our businesses, we are operating in two reportable segments, which are managed separately based upon fundamental differences in their operations.

Our Marine Technology Business sells its products and associated services to the O&G sector, offshore wind energy, dredging and marine construction, marine and port security, and marine sciences sectors. This Segment generated approximately 59% and 53% of our total revenues for the nine months ended July 31, 2017 and July 31, 2016, respectively.

Our Marine Engineering Business largely sells its services into prime and second tier defense contractors and generated approximately 41% and 47% of our total revenues for the nine months ended July 31, 2017 and July 31, 2016, respectively. Although the revenues of the Marine Engineering Business have fallen in the 2017 Nine Months Period due to delays experienced by the Services Segment in securing committed purchase orders from our defense customers resulting from the uncertainty around the newly elected US Administration and its budgetary policy and spending priorities, we continue to believe this is a temporary situation and overall the Marine Engineering Business is set to grow in the next fiscal year.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies in Note 2 to the Consolidated Financial Statements included in our Form 10/A.

See Note 13 to the Condensed Consolidated Unaudited Financial Statements which provides break-out of the Segments for 2017 Nine Months Period compared to the 2016 Nine Months Period.

Liquidity and Capital Resources

At July 31, 2017, the Company had an accumulated deficit of $36,350,872, working capital of $11,221,763 and stockholders’ equity of $14,894,365. For the 2017 Nine Months Period, the Company generated cash flow from operations of $4,207,660.

On April 28, 2017, the Company and its wholly-owned US based subsidiaries, Coda Octopus Products, Inc. and Coda Octopus Colmek, Inc. (together, the “Subsidiaries”), entered into a loan agreement with HSBC Bank NA (the “Lender”) for a loan in the principal amount of $8,000,000 (the “Loan”). The annual interest rate is fixed at 4.56%. Commencing on May 28, 2017 and continuing on the 28th day of each month thereafter, the Company is required to make monthly principal and interest payments of $149,350 until April 28, 2022. In addition, within 30 days after the delivery to the Lender of the Company’s annual audited financial statements, the Company is required to make an annual principal payment of $700,000 during the term of the Loan. Such annual payments will reduce the balance of the principal outstanding. As a result, it is expected that the Loan will be repaid within a period of approximately 45 months. The Loan may be prepaid in whole or in part at any time subject to a break funding charge as detailed in the promissory note evidencing the Loan. This Loan is also guaranteed jointly and severally by each of the overseas subsidiaries of Coda Octopus Group, Inc.

The obligations in connection with the repayment of the Loan are secured by all assets of Coda Octopus Group, Inc., and its US Subsidiaries. Our foreign subsidiaries are joint and several guarantors of the obligations.

The proceeds from the Loan were used to repay in its entirety the outstanding principal balance of $8,000,000 under secured debentures (the “Debentures”) that were issued by the Company in February 2007 and that were most recently held by CCM Holdings, LLC. (“CCM”). Accrued and unpaid interest under the Debentures of approximately $1,133,261 was satisfied through the issuance to CCM of 1,000 shares of Series C Convertible Preferred Stock, par value $0.001, with a stated value of $1,000 each (the “Preferred Stock”). The Preferred Stock is convertible at the option of either the holder or the Company at a conversion price of $5.00 for each Series C Preferred Stock held.

The Company paid the balance in cash.

Inflation and Foreign Currency

The Company maintains its books in local currency: US Dollars, British Pound, Australian Dollars and Norwegian and Danish Kroner for its United States, United Kingdom, Australian, Norwegian and Danish operations, respectively.

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

In the reporting period, the translation of the Company’s UK operations’ British Pound denominated balance sheets into US dollars has been affected by the weakening of the average value of the British pound against the US dollars in the relevant time periods from $1.42 during the 2016 Nine Months Period to $1.27 in the 2017 Nine Months Period. These are the values that have been used in the calculations below. In the reporting period both the Australian Dollars and Norwegian Kroner strengthened against the US Dollar slightly.

The impact of these currency fluctuations on the three months ended July 31, 2017 is shown below. In this context “Constant Rates” is defined as the weighted average exchange rate prevailing in the Previous Quarter.

	GBP		AUD		NOK		Total
	Actual Results	Constant rates	Actual Results	Constant rates	Actual Results	Constant rates	Effect
Revenues	3,032,177	3,182,701	551,063	531,543	0	0	(131,005)
Costs	(1,638,058)	(1,719,375)	(259,378)	(250,191)	(30,265)	(29,655)	71,516
Net Income (Losses)	1,394,119	1,463,326	291,684	281,351	(30,265)	(29,655)	(59,487)
Assets	11,758,202	11,801,128	405,442	385,507	94,556	88,427	(16,862)
Liabilities	(633,113)	(635,424)	(24,324)	(23,128)	(4,378)	(4,095)	832
Net Assets	11,125,089	11,165,704	381,118	362,372	90,178	84,333	(16,030)

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, decreased profits for the Current Quarter by $59,487 and decreased net assets by $16,030. In addition, the Company booked transactional exchange rate gains of $13,638 during the Current Quarter. All of these amounts are material to our overall financial results.

The impact of these currency fluctuations on the nine months ended July 31, 2017 is shown below. In this context “Constant Rates” is defined as the weighted average exchange rate prevailing in the 2016 Nine Months Period.

	GBP		AUD		NOK		Total
	Actual Results	Constant rates	Actual Results	Constant rates	Actual Results	Constant rates	Effect
Revenues	7,777,912	8,702,173	1,277,896	1,245,603	0	0	(891,968)
Costs	(5,399,052)	(6,040,629)	(856,892)	(835,238)	(94,708)	(93,777)	618,992
Net Income (Losses)	2,378,860	2,661,544	421,004	410,365	(94,708)	(93,777)	(272,976)
Assets	11,758,202	11,801,128	405,442	385,507	94,556	88,427	(16,862)
Liabilities	(633,113)	(635,424)	(24,324)	(23,128)	(4,378)	(4,095)	832
Net Assets	11,125,089	11,165,704	381,118	362,372	90,178	84,332	(16,030)

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, decreased profits for the 2017 Nine Months Period by $272,976 and decreased net assets by $16,030. In addition, the Company booked transactional exchange rate loss of $90,965 during the 2017 Nine Months Period. All of these amounts are material to our overall financial results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of July 31, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Item 6. Exhibits

31	Certifications of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coda Octopus Group, Inc. (Registrant)

Date: September 14, 2017	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: September 14, 2017	/s/ Michael Midgley
Michael Midgley
Acting Chief Financial Officer

