Form 10-K
period 2017-10-31
Coda Octopus Group, Inc.
filed 2018-01-30
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38154

CODA OCTOPUS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-200-8348
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7380 W. Sand Lake Road, Suite 500, Orlando, Florida 32819

(Address, Including Zip Code of Principal Executive Offices)

(801) 456-8684

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE

Securities registered under Section 12(g) of the Exchange Act:

NONE

●	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

●	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

●	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

●	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

●	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

●	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

●	State issuer’s revenues for its most recent fiscal year: $18,025,173

●	State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 30, 2017 representing the last business day of the registrant’s most recently completed second fiscal quarter: approximately $11,898,972.

●	State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,262,273 as of January 29, 2018.

FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I

ITEM 1. BUSINESS

Overview

Coda Octopus Group, Inc. (“Coda,” “the Company,” or “we”) operates two distinct business segments. Its Products Segments designs and manufactures patented real time 3D sonar solutions and other leading products for subsea applications (“Products Segment” or “Marine Technology Business”). Its Services Segment supplies engineering services to prime defense contractors (“Services Segment” or “Engineering Business”) and focuses primarily on mission critical integrated defense systems that require a high level of reliability and quality controls.

The products sold by our Products Segment are used primarily in the underwater construction market, offshore oil and gas, offshore wind energy industry, complex dredging, port and harbor security, defense, mining both gems and deep sea minerals and marine sciences sectors. Our customers include service providers to major oil and gas companies, law enforcement agencies, government bodies (including maritime and navy organizations), ports, mining companies, defense companies, universities and research institutions.

Our Services Segment supplies engineering services primarily to prime defense contractors. We have been supporting a number of significant defense programs for over 30 years, such as the Raytheon Close in Weapons Program and Northrop Grumman’s Mine Hunting Systems Program and these programs are steadily growing. We also supply, upgrade and maintain proprietary parts to these programs on an ongoing basis. This business model ensures recurring and long tail revenues since we continuously supply parts to these programs.

The Products Segment sells its products through our three wholly owned subsidiaries, Coda Octopus Products, Inc. (USA), Coda Octopus Products Limited (United Kingdom), and Coda Octopus Products Pty Limited (Australia) and through our appointed agents globally. The Products Segment also rents its equipment to customers. The Services Segment operates through our wholly owned subsidiaries, Coda Octopus Colmek, Inc. (“Colmek”) based in Salt Lake City, Utah, and Coda Octopus Martech Limited (“Martech”) based in the United Kingdom.

Our corporate structure is as follows:

Corporate History

The Company began as Coda Technologies Limited. This company now operates under the name Coda Octopus Products Limited, a United Kingdom corporation formed in 1994 as a start-up company with its origins as a research group at Herriot-Watt University, Edinburgh, Scotland. Initially, its operations consisted primarily of developing software for subsea mapping and visualization using sidescan sonar (a technology widely used in commercial offshore geophysical survey and naval mine-hunting to detect objects on, and textures of, the surface of the seabed).

In June 2002, we acquired Octopus Marine Systems Ltd, a UK corporation, and changed our name to Coda Octopus Limited. At the time of its acquisition, Octopus Marine Systems was producing geophysical products broadly similar to those of Coda, but targeted at the less sophisticated, easy-to-use, “work-horse” market. The Octopus Marine Systems acquisition led to the introduction of the Motion product (F180® series) into the Products Segment.

In December 2002, Coda Octopus Ltd acquired OmniTech AS, a Norwegian company, which became a wholly owned subsidiary of the Company. This company now operates under the name Coda Octopus R&D AS. OmniTech owned the patents to a “method for producing a 3-D Image” which was acquired under the acquisition. At the time of acquisition, this company had been engaged for over ten years in developing a revolutionary imaging and visualization sonar technology capable of producing real time three-dimensional (“3D”) underwater images for use in subsea activities. Coda Octopus Products Limited (Edinburgh) then developed the visualization software to control and display the images from the real time 3D sonar. This patented technology is now marketed by us under the name “Echoscope®”. This technology is superior to the other imaging sonars in the market as it generates real time 3D images of the underwater environment irrespective of low or zero visibility conditions and, unlike conventional sonars, can image a volume (as opposed to a slice of data) including moving objects subsea. This technology is covered by patents in a number of jurisdictions, including the USA. Currently, a substantial part of our R&D efforts is focused on further innovation and development of this technology. Some of the discriminators of this technology can be found in the table set out in the section below titled “Real Time 3D Sonar”.

This acquisition allowed the Company to expand its business activities to include the high-end sonar imaging and hydrographic survey markets. At the inception of the Marine Technology Business our revenues were generated solely from our geophysical software product. We subsequently added our motion sensors product (F180® series) in 2002 and our revenues were split over these two products. With the addition of our real time 3D products, our revenues from our Products Segment are now mainly generated from our real time 3D sonar products including accessories and associated services.

On July 13, 2004, the Company effected a reverse merger pursuant to the terms of a share exchange agreement between The Panda Project, Inc. (“Panda”), a Florida corporation, and a now defunct entity affiliated with Coda Octopus Ltd. (“Coda Parent”). Panda acquired the shares of Coda Octopus Limited, a UK corporation and wholly-owned subsidiary of Coda Parent, in consideration for the issuance of a total of 1,432,143 shares of common stock to Coda Parent and other shareholders of Coda Octopus Limited. The shares issued represented approximately 90.9% of the issued and outstanding shares of Panda. The share exchange was accounted for as a reverse acquisition of Panda by Coda. Subsequently, Panda was reincorporated in Delaware and changed its name to Coda Octopus Group, Inc.

In June 2006, we acquired a UK design and engineering company, Martech Systems (Weymouth) Ltd (“Martech”), which provides bespoke engineering solutions in the fields of electronic data acquisition, transmission and recording. Martech are suppliers to prime defense contractors, among others. Martech changed its name to Coda Octopus Martech Limited in December 2008. This company is part of our Services Segment.

In April 2007, we acquired Colmek (then Miller & Hilton Inc. d/b/a Colmek), a Utah corporation and custom engineering service provider of mission critical integrated systems to defense engineering prime contractors where a high level of reliability and quality is required. Colmek has been supporting a number of defense programs since the early 1990’s. Specifically, it supplies proprietary parts into these programs including providing upgrades to such parts to address either obsolescence issues or advancement in technology. This entity changed its name to Coda Octopus Colmek Inc. in December 2008. This company is part of our Services Segment.

In January 2017, we effectuated a one for fourteen reverse split of our issued and outstanding common stock. Throughout this document, all share numbers have been adjusted for the reverse stock split.

Coda Octopus Group, Inc., is organized under the laws of the State of Delaware as a holding company that conducts its business through subsidiaries, several of which are organized under the laws of foreign jurisdictions, including England, Scotland, Norway, Denmark and Australia. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries.

Marine Technology Business (“Products Segment”)

Our Marine Technology Business sells and rents proprietary marine products in a number of worldwide market segments including:

●	Commercial marine geophysical survey;

●	Marine and Port Construction

●	Offshore Energy and Renewables

●	Defense

●	Oil & gas

●	Security and Law Enforcement

●	Environmental Applications (for example mammal research, natural gas seeps, habitat assessment, and fisheries)

●	Salvaging and decommissioning applications

In the commercial marine geophysical survey sector, our products include geophysical data acquisition systems, analysis software and motion detection equipment that are used primarily by survey companies, research institutions and salvage companies.

In the imaging sonar sector, we believe we possess an important and unique patented sonar technology based upon more than 20 years of research and development. This gives us a significant advantage over our competitors in the subsea imaging sonar market sectors. We believe that our real time 3D sonar products are revolutionizing the sonar market, especially in the following areas:

(A)	Real time three-dimensional visualization;
(B)	Imaging of moving objects (such as blocks, mattresses, subsea structures or installations being placed or landed on the seabed, subsea vehicles, diver support or other objects);
(C)	Imaging of complex subsea structures (imaging a volume as opposed to a slice of data);
(D)	Providing situational awareness in real time to divers in low or zero visibility conditions;
(E)	Real time threat identification and navigation and obstacle avoidance;
(F)	Simultaneous mapping and imaging of moving objects using a single sensor;
(G)	Imaging or visualizing subsea environments in low or zero visibility conditions; and
(H)	Single sensor for multiple applications.

Our product range includes equipment based on our patented Echoscope® technology and a range of complementary 3D accessories in combination with our proprietary software which also includes patented techniques for rendering and tracking.

Over the years we have significantly advanced our research and development with respect to both hardware and software components of our real time 3D sonar technology and have filed further patents and have increased our market share for imaging sonars. Our third generation of products include the Echoscope® and other derivatives such as CodaOctopus® Underwater Inspection System (UIS), our forward looking sonar, Dimension® and our Echoscope® C500 and more recently our Echoscope® XD variant.

At present we are focusing on developing our fourth generation (“4G”) of real time 3D sonar solutions for various market applications and varying price points. Our 4G products will be aimed at expanding our market share by introducing more applications-focused products. In respect of our 4G of products, we are pursuing a 18-24 months’ roll out plan. In this connection, on January 16, 2018 we launched the first product within our 4G series of real time 3D sonars. This first product is approximately 50% lighter, 40% smaller and requires 30% less power than the 3G generation of products. This product is now marketed under the name of Echoscope4G® Surface and is a shallow water system (for deployments and applications not exceeding 20 meters water depth). We believe this is a significant achievement as it potentially paves the way for more market applications for the technology and potentially increases our market share of imaging sonars.

We believe that the development strategy of our 4G products will help to standardize real time 3D solutions in the subsea market and grow the number of applications for this technology. However, these are complex products and we can give no assurance that we will be successful in realizing commercially viable products or that our goals of increasing our market share will be realized.

We believe that our patented technology is superior in its capability to the current sonars on the market including the multibeam which is the standard technology currently used, as it can generate real time 3D volumetric imaging data of underwater environments (including real time threat identification) and image moving objects in the water column even in the most challenging water conditions. This unique and superior capability provides unparalleled underwater scene awareness in high frame rates similar to cameras. The resultant scene data can be used for multiple tasks simultaneously including object detection and avoidance in true 3D, complex scene mapping and augmented reality 3D workspace imaging combining the real time 3D data with 3D models. This enables real time assessment and decision making. This technology is changing the work flow processes for a number of applications and delivering significant productivity gains and health and safety improvements to our customers, particularly in applications requiring imaging moving objects (either their placement or removal from the sea bed), conducting subsea operations in low or zero visibility conditions and therefore preventing downtime (with the associated costs for such downtime) in these projects and providing real time 3D measurements. Some of our customers are reporting productivity gains of as much as 5000% in block placements for breakwater and other types of projects.

The Echoscope® has a wide range of applications including:

●	inspection of harbor walls;

●	inspection of ship hulls;

●	inspection of bridge pilings;

●	block placements (in the context of breakwater construction);

●	subsea asset placements including landings;

●	deep sea mineral mining and shallow water gem mining;

●	cable laying and cable pull in operations in offshore wind energy applications;

●	inspection of offshore installations such as gas and oil rigs and wind turbines;

●	Remotely Operated Vehicle (ROV) navigation (obstacle avoidance);

●	Autonomous Underwater Vehicle (AUV) navigation and target recognition (obstacle avoidance);

●	construction - pipeline touchdown placement and inspection;

●	bathymetry (measurement of water depth to create 3D terrain models);

●	managing underwater construction tasks;

●	underwater intruder detection;

●	contraband detection;

●	locating and identifying objects located underwater including mines;

●	detection and study of individual species in real time 3D (fish, whales etc.);

●	oil and gas leak detection;

●	fish school detection and analysis;

●	diver tracking and guidance;

●	underwater archaeological and salvage site mapping;

●	salvaging and decommissioning;

●	harbor construction – concrete armoring; and

●	unexploded ordinances survey and intervention.

The technology enables real time 3D visualization of static scenes or moving objects from either a static location or a dynamically moving platform vessel (Autonomous Underwater Vehicle (“AUV”), Remotely Operated Vehicle (“ROV”)) or a surface vessel. Conventional sonars are capable of producing maps of static scenes only without the ability to image moving objects. A significant part of subsea activities consists of identifying moving objects including whether they may pose a threat.

The Echoscope® technology is protected by patents, including a number of complementary patents such as a patent which covers our visualization methodology and our rendering of real time 3D images. For example, one of our recently awarded patents provides for a new method of using multiple sonar images to produce in real time 3D a highly detailed image with sharply defined edges while intelligently discarding “noise” in the image produced by passing fish or floating debris.

Sales and Marketing

We market the Echoscope® both as a stand-alone sonar device and as a fully integrated system, which we market under the name “CodaOctopus® UIS (Underwater Inspection System)”. This latter system is specifically aimed at the port security market and has been adopted by a significant number of ports in the United States. Since 2015 we built upon our success in selling in excess of 30 Underwater Inspection Systems to ports in the USA by selling a number of systems to an East Asian government agency for use in salvage operations and port and harbor inspection. Our 4G of products which will be smaller, lighter, with less power requirements will present a new opportunity to introduce a new UIS with a lower price point, thus presenting the opportunity to increase the number of ports investing in this equipment.

We also operate a rental model under which we rent our technology with associated services. The equipment is typically supplied with our expert engineers who either train our customers or become the operators of the equipment for our customers for the duration of the project. The rental option represents an increasingly important market and also provides access to the technology to a broader range of end users who typically do not purchase equipment such as large oil companies whose business model is to rent or lease equipment.

We have an internal sales and marketing team which is engaged in marketing and selling this technology; we also have a network of sales agents.

Products

Our products are marketed under the “CodaOctopus®” brand and consist of three main product lines:

Data Acquisition Products includes integrated hardware acquisition devices that feature rich post-processing software for all levels of geophysical survey work, with which we commenced our operations in 1994.

Motion Sensing Products consists of a range of GPS-aided precision attitude and positioning systems and software for all types of marine survey and positioning work.

Real Time 3D Sonar includes our unique and patented real time 3D imaging sonars (Echoscope®) and cutting-edge software (including patented techniques for rendering and tracking algorithms) that we believe is shaping the future of subsea operations both within the commercial and defense sectors.

Real Time 3D Sonar

We believe that our real time 3D imaging sonar technology represents the Company’s most promising area for growth in the medium term. Some of the key differentiators of our technology compared to other imaging sonar technologies on the market are:

No.	Description of Differentiator
1.	Real time 3D imaging sonar providing true first-person perspective visualization subsea;

2.	Real time 3D volumetric images of the underwater environment being imaged;

3.	Real time 3D volumetric images irrespective of low or zero visibility conditions prevailing at sea;

4.

Due to the shape of our beams which has width and height capability we can have almost 100% coverage of a subsea object/target with a single pass of the object/target being imaged. Current sonars in the market require multiple passes to be able to create a comprehensive image of the object or target – making this costly and inefficient;

5.	Real time 3D images of both moving objects and static volumetric scenes in the water. Conventional sonars, such as the multibeam, can only produce static images (mapping);

6.	No requirement for post-processing images generated by our technology (since it is a real time 3D imaging sonar) thus reducing the costs associated with these activities;

7.	Real time identification of threats including small target detection and visualizing moving projectiles and their targets in the water column. We can also accurately and repeatedly guide projectiles onto targets;

8.	Real time automated and manual 3D measurements of subsea objects and targets;

9.

Crisp and easy to interpret photograph-like images of subsea target thereby deskilling many areas of work in the subsea environment by enabling persons without a hydrographic background to perform subsea tasks (such as law enforcement officers and crane operators);

10.	Real time image in any orientation including forward looking for obstacle and collision avoidance at sea;

11.	Map complex underwater environments and structures with very high coverage confidence in a fast and efficient manner. Conventional sonars suffer from significant shadows when imaging complex structures; and

12.	Discern with greater degree of confidence real subsea targets versus subsea noise and other moving objects, such as fish, bubbles, gas etc.

Our current third-generation product line consists of five products within the real time 3D sonar series:

●	Echoscope®;
●	Echoscope® C500 (launched in 2014);
●	Echoscope® XD (launched in January 2017);
●	Dimension®(launched in 2013); and
●	CodaOctopus® Underwater Inspection Systems (“UIS”).

These products are used either by mounting on a surface vessel, cranes, excavators, underwater vessels such as remotely operated vehicles (ROV) or autonomous underwater vehicles (AUV), mining crawlers and the like.

Echoscope®

This is the first real time 3D sonar we brought to the market. We have variants rated at 300 meters, 600 meters and 3,000 meters which means these systems are fit to operate at this water depth at sea. We have also developed bespoke sonars which operates at 4,000 meters for a prime defense contractor’s autonomous underwater vehicle (“AUV”). The 3G Echoscope weighs 52 pounds and is around 15x11.8x6.3 inches in size. This is sold with software (see section below for various software options).

Due to the current price, size, weight and power requirements to operate the Echoscope, there are a number of applications or markets for which we do not supply this product. However, see section on Fourth Generation (“4G”) of Sonar Products, where these limitations are being addressed.

Dimension®

This product was launched in 2013 and is aimed at the remotely operated underwater vehicle market (“ROV”) for navigation and obstacle avoidance underwater with a wider field of view and is suitable for applications which require safe navigation from one location to the next and real time forward looking 3D imaging of any underwater scene. Based on our patented Echoscope® technology and our Vantage software, we believe that the Dimension® product provides unparalleled real time visualization for subsea vehicle applications. Designed for a wide range of ROVs, the Dimension® sonar is a unique, real time 3D sonar that transforms ROV underwater operations.

Echoscope® C500 (“C500”)

The C500 was launched in 2014 and is based on our patented Echoscope® technology. This sonar device delivers real time 3D sonar capability and is targeted at the ROV and autonomous underwater vehicle (“AUV”) applications.

Echoscope® XD (“XD”)

Many applications require a wide area of view for imaging or visualization subsea. Our standard Echoscope® offers viewing angles of up to 50° x 50°. The XD was launched in 2017, is based on our patented Echoscope® technology and delivers real time 3D sonar capability. This latest product delivers a wider area of view (or, imaging area) – up to 90° x 44°. We believe that this will open the Echoscope® to a number of new applications including bathymetry survey applications. The new capability can also be accessed by users of the current Echoscope® by purchase of an upgrade package.

Software Products

Our Software development capability is an important part of the success we have achieved to date with our real time 3D solutions and forms an important part of our strategy to maintain our lead in designing, manufacturing and selling real time 3D solutions.

Our software products are sold in combination with our real time 3D sonar solutions as a one-time purchase by our customers. During the first 12 months, the customer benefits from our support services. However, after the first year, should the customer need ongoing support services this is purchased as an annual subscription service which entitles the customer to 24x7x365 telephone, email and remote dial in support and minor software upgrades. In addition, where we issue major releases of our software (as opposed to minor releases (maintenance release)), this is a chargeable option for our customers.

The current software packages that we offer with our hardware (real time 3D sonar) are:

●	Underwater Survey Explorer” (“USE”);
●	Vantage; and
●	Construction Monitoring System (“CMS”).

These are all Software Packages developed by the Company.

Our software packages are feature rich and includes patented techniques in a number of our modules. In general, our software package contain significant capabilities that are designed to address specific subsea challenges by application particularly in the context of a dynamic subsea setting (as opposed to a static mapping of the seabed as is typical for conventional sonar technology). Some of our unique features include:

Feature Description	Functionality
Real Time Measurements	important for many types of subsea operations such as block or asset placements or aiding diving operations;

Models + Software Module	allows the user to import existing models and engineering drawings into the real time subsea environment;

Edge Detection Algorithm	allows the user to superimpose an edge to easily identify a subsea target;

Rendering a Noise Free Image	allows for a crisp, clear and high-resolution photo-like image without any processing (which would be required for conventional sonars); and

Tracking Algorithm	Algorithm is used to track known objects within the real time 3D Data. This is currently utilized in our Construction Monitoring Software Package (see below)

The Echoscope® and Construction Monitoring Software (CMS) have important applications for breakwater construction. Our CMS package has been recently updated to include patented algorithms for tracking and placement of single layer armor blocks used in breakwater construction.

We believe that our technology is becoming the preferred solution for subsea block placements in breakwater solutions because it allows crane operators to visualize in real time the moving blocks and tracking these into their placement position accurately. We believe that our solution has significantly simplified and made safer this area of the workflow process in breakwater construction. It has also increased significantly the lay-rate for blocks being placed with customers reporting up to 5000% increase in productivity.

We are not aware of competing technologies that offer real time 3D visualization and monitoring of subsea construction sites including previously laid blocks. In addition, the feature rich software package (CMS) which allows the complete workflow for breakwater construction to be planned within the software, greatly reduces project risks and timing while improving the quality of the projects. Furthermore, the patented tracking algorithms that have recently been enhanced and strengthened to provide opportunity for additional applications involving placing known objects or structures underwater.

We generate around 87% of our revenues in the Products Segments from our real time 3D sonar products (hardware and software). With the launch of the new products we would anticipate our revenues from this line to increase over time.

Fourth Generation (4G) Real Time 3D Sonar Products

During the last 18 months, we have invested a significant part of our research and development resources on developing our 4G real time 3D solutions for various market applications and varying price points. We expect to roll out this technology over the next 18-24 months.

Echoscope4G® Surface

On January 16, 2018 we launched the first product within our 4G series of real time 3D sonars, the Echoscope4G® Surface. This first product within our 4G range is 50% lighter, 40% smaller and requires 30% less power than our third generation of products. This allows us to compete more effectively against other conventional sonars within this price bracket and applications where size, weight and price are key factors. This product is suitable for shallow water applications only and is now available for customer trials, rental, licensing or outright purchase. Introduction of this product potentially paves the way for more market applications for the technology and potentially increases our market share of imaging sonars. Nevertheless, we can give no assurance that following launch we will be successful with this product.

Data Acquisition

We started our business in 1994 designing and developing the CodaOctopus® GeoSurvey software package. For over two decades, our GeoSurvey has been an industry leading software package on the market for data acquisition and interpretation and provides feature rich solutions and productivity enhancing tools for the most exacting survey requirements. Designed specifically for sidescan and sub-bottom data acquisition, CodaOctopus® GeoSurvey has been purchased by numerous leading survey companies throughout the world. This product range includes:

CodaOctopus® GeoSurvey Acquisition Products

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

CodaOctopus® GeoSurvey Productivity Suite

This consists of an integrated suite of software that automates the tasks of analyzing, annotating and mosaicing complex data sets, thus ensuring faster and more precise results.

CodaOctopus® Instruments

These consist of simple, solid and robust solutions for sidescan sonar and sub-bottom profilers. Used throughout the world by leading survey companies, navies and academics, CodaOctopus instruments are ideal where minimal training and simple installation and set-up is paramount. Coupled with intuitive but powerful post processing software, the Octopus range meets the requirements of survey applications from the smallest inshore survey, rapid deployment naval reconnaissance to large scale site investigations. This product range comprise our DA4G series of acquisition systems which provide high quality, robust and reliable data acquisition from the latest digital and analogue sidescan sonar and sub-bottom profiler sensors.

DA4G™ is the 4th generation of our successful DA series and is built on twenty years of knowledge, experience and innovation in supplying unparalleled products and service to the worldwide geophysical survey sector. These purpose-built, turn-key, systems incorporate the very latest hardware specifications and are designed and delivered to meet the demanding nature of offshore survey work.

The DA4GTM range consists of a number of options and is backed (like all our products) with global service and support.

We generate around 5% of our revenues from the Products Segments from this range of products. With the launch of the new products we would anticipate our revenues from this line to increase over time.

Motion Sensing Products

Our F180® (and the more recently introduced CodaOctopus F170TM families) have been developed for the marine environment and is based on technology originally developed for the extreme world of motor racing. Modifications and enhancements have resulted in a simple-to-use, off-the-shelf product that brings accurate positioning and motion data into extreme offshore conditions for precision marine survey applications worldwide. Variants within the F180® series include the F190™, exclusively configured for use ‘inland’, e.g. within ports and harbors, and the F185™, with enhanced precision positioning to 2 cm accuracy (<1”). Octopus iHeave, an intelligent software product for dealing with long period ocean swell compensation, is fully integrated within the F180® series.

The F170™ family is designed with ease of use in mind. They are compact, simple to install and produce accurate position and motion data for the marine industry. Two product variants are available: the F170™ and the F175™. The F175™ allows integration of third-party GNSS systems thus enhancing the accuracy of the outputs and improving the robustness of the solution.

Our Motion Sensing Products are sold alone or in conjunction with our real time 3D sonars. We are currently expending a significant amount of our resources in developing the next generation of our motion sensors. Our newly developed suite of products will focus on expanding the market into which we sell these devices, including the AUV market which is an expanding market for our products in general.

We are aiming to launch our fourth-generation of Motion Sensing Products in March 2018. The new hardware motion sensing products will be based on more advanced technology and new software.

We generate around 8% of our revenues from the Products Segments from our Motion Sensing Products. With the launch of the new products we anticipate our revenues from this line to increase over time.

Coda Octopus Products Limited has the requisite accreditation for its business including LRQ accredited to ISO 9001:2008.

Marine Engineering Businesses (“Service Segment”)

Our Marine Engineering Businesses encompass:

●	Coda Octopus Colmek, Inc., a company incorporated under the laws of Utah with its principal place of business in Salt Lake City; and
●	Coda Octopus Martech Limited, a company incorporated under the laws of England & Wales with its principal place of business in Portland, England.

These two operating entities supply mission critical integrated systems, test equipment, instrumentation and the like primarily to the defense sector where high levels of reliability and quality are essential pre-requisites for securing and maintaining these agreements with their customers. Typically, in the first instance we prototype products for these customers and after going through various acceptance tests, including first article inspection approvals, we are given the production contracts. Many of these production contracts have repeat orders profile which typically follows the life cycle of the defense program that is using the production part.

These arrangements often give us long term preferred/sole supplier status, technology refresh and obsolescence management for such customers and we generally use these long-standing relationships to win more contracts with these customers.

In addition, we are increasingly combining our engineering capabilities with our product offerings. This enables us to offer systems which are complete with installation and support and maximize the utilization of our collective expertise to advance our real time 3D technology.

Coda Octopus Martech Limited (“Martech”)

Martech operates in the specialized niche of bespoke design and manufacturing services mainly to the United Kingdom defense and subsea industries. Its services are provided on a custom sub-contract basis where high quality and high integrity devices are required in small quantities. Martech has the requisite accreditation for its business including LRQ accredited to ISO 9001:2008.

An example of Martech’s design and engineering services is the development of a ruggedized display unit in military vehicles capable of displaying variables such as wind speed, air temperature and humidity independent of the vehicle’s computer.

In late 2010 Martech was awarded a significant contract to design and build two pre-production decontamination units the successors of which have been designated as part of the ground equipment for a major international military aircraft program. The Company has since started production of these units which form part of the standard ground equipment for this military aircraft.

Martech is one of the first suppliers bringing to the market controllers for fire sprinkler systems which periodically test the associated pumps. Sprinkler systems are now required to be introduced in certain larger domestic buildings under UK legislation. Martech is a market leader in this market and in late 2017 was awarded a contract by a leading global pump manufacturer for approximately $650,000.

The Company enjoys pre-approvals to allow it to be short-listed for certain types of government contracts. Much of the more significant business secured by Martech is through the formal government or government contractor tendering process. Government contracts may be terminated at any time at the discretion of the government. If the government does terminate a contract, the Company is allowed to recover the costs incurred up to the date of termination. During the last few years, only one non-material government contract was terminated for convenience.

Martech is a key supplier of various parts to our marine products business and has been assisting in the further development of a number of those products.

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

Colmek has long standing relationships with a number of prime defense contractors and has been supporting a number of defense programs for over 30 years including the Close in Weapons Support Program (CIWS) for which it supplies proprietary parts and services and technical refresh programs for these parts. As a result, Colmek has repeat revenues from these long-standing programs. Colmek continues to expand the number of established programs into which it supplies proprietary parts.

In June 2014 Colmek completed the acquisition of the Thermite® which is a rugged visual mission computer line and the Sentiris® AV1 XMC video card for $1,100,000 in cash. Colmek also acquired hardware, Thermite stock, and other intellectual property rights (such as software code and trademarks pertaining to these products).

The Thermite® Product fits within established programs with Department of Defense (“DoD”) prime contractors and benefits from being a single source product under this program. Customers for this item include the US Army, Benchmark, and Endeavor Robotics Defense and Security Division. Since acquiring these two products in 2014, we have received orders in excess of $2,500,000.

Thermite® Rugged Visual Computers

●	Rugged, graphics-based PCs designed to perform in the most brutal environmental conditions;

●	Focus on graphics-based high-performance computing with integrated accelerated video capture capability;

●	Lightweight, power efficient and conduction-cooled;

●	Three models, optimized for man-wearable, vehicle, and airborne platforms; and

●	Programs include dismounted soldier training, mission rehearsal, real time imaging, robotic control, weapon system control, sensor processing and display.

We are now designing and developing the next generation of the Thermite® and expect to re-engage the existing customer base for this product.

Sentiris® AV1 XMC

●	FPGA-based PCI Express Mezzanine Card designed for video and graphics processing applications; and

●	Targeted platforms include MH-47G helicopters, MH-60M Blackhawk helicopters, MC-130H Combat Talon II and CV-22 Tilt-Rotor aircraft.

Since acquiring the Sentiris®, we have successfully completed the first article inspection (“FAI”) approval phase and are now in the production phase. We have received orders for approximately $700,000 since completion of the FAI process.

This is expected to be a significant new product as this program is funded and there will be ongoing demand for this product over the life of the program.

Stinger™ family of Rugged Small-Form-Factor PCs

The Stinger 1000 is a unique rugged computer that provides a cost-effective solution for harsh mobile computing environments. Utilizing PC-104 architecture and employing creative ruggedization, Colmek has engineered a stable platform which is easily tailored to any application.

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

Competition

In our Products Segment, we are exposed to the following competitive challenges:

Data Acquisition Products

The sonar equipment industry is fragmented with several companies occupying niche areas, and we face competition from different companies with respect to our different products. In the field of geophysical products, Triton Imaging Inc., a US-based company, now part of the ECA Group (Toulon, France), Chesapeake, a US-based company, and Oceanic Imaging Consultants, Hawaii, USA, dominate the market with an estimated of 25% each of world sales, while we believe that we control approximately 5% of world-wide sales.

Motion Sensing Products

In the field of motion sensing equipment, where our product addresses a small part of the overall market, we believe that we have four principal competitors: TSS (International) Ltd in Watford, England which is focused on the mid-performance segments with about 25% of the world market; Ixsea, a French company which covers all segments, with about 20% of the market; Kongsberg Seatex, a Norwegian company (part of Kongsberg Gruppen) which has products across all segments, with about 15% of the market; and Applanix, a Canadian company, now part of Trimble which has one major product focused on the high end of the market, with about 20% of the market. We believe that our market share in the field of motion sensing equipment is only about 5%. This market is fiercely competitive and with the advancement of technology, there are new entrants to the market such as SBG Systems (a French based manufacturer of motion sensors). Due to the price pressure in this market, we are selling our products more in conjunction with our real time 3D sonars than on a standalone basis.

Real Time 3D Sonar

In the field of Real Time 3D imaging, we are unaware of other companies offering a similar product. The entry into this market is dependent upon specialized marine electronics, acoustic and software development skills. The learning curve, which has resulted in the advancement of our real time 3D sonar device, is the culmination of two decades of research and development into this field. We are aware of a number of high profile and substantial competitors’ real time 3D projects that have failed. Over the last several years there have been lower grade sonars entering the market for 3D imaging. Companies such as Tritech International Ltd., United Kingdom, BlueView Technologies Inc., USA (now a part of Teledyne Technologies Incorporated), and Norbit Group AS Norway are examples, but none of these sonar offerings are directly comparable or competitors in respect of our real time 3D solutions. Specifically, we believe that they do not have the same capabilities as our patented Echoscope® technology in terms of generating real time 3D images of submerged objects and environments in low or zero visibility conditions. However, Teledyne has in the last four years acquired a significant number of subsea companies (examples are Reson and BlueView) along with expertise. Teledyne has much greater resources and liquidity than the Company. We therefore can give no assurance that companies such as these will not enter this market.

We seek to compete on the basis of producing high quality products employing cutting edge technology that is easy to use by operators without specialized skills in sonar technology. We intend to continue our research and development activities to continually improve our products, seek new applications for our existing products and to develop new innovative products.

In our Services Segment, we are exposed to the following competitive challenges:

Marine Engineering Businesses

Through our marine engineering operations, Coda Octopus Colmek, Inc. and Coda Octopus Martech Limited, we are involved in custom engineering for the defense industry in the United States and in the United Kingdom. Martech competes with larger contractors in the defense industry. Typical among these are Ultra Electronics, BAE Systems, and Thales, all of whom are also partners on various projects. In addition, the strongest competitors are often the clients themselves. Because of their size, they often have the option to proceed with a project in-house instead of outsourcing to a sub-contractor like Martech or Colmek.

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

Patents

Our patented inventions along with our strategy to enhance these inventions are at the heart of the Company’s strategy for growth and development.

Our patent portfolio consists of the following:

Patent Number	Description	Expiration Date
US Patent No. 6,438,071	Concerns the “Method for Producing a 3-D Image” and is also recorded in the European Patents Register #EP 1097393 B1; Australia #55375/99 and Norway #307014. This patent relates to the method for producing a 3D image of a submerged object, e.g. a shipwreck or the sea bottom.	June 1, 2019

US Patent No. 6,532,192	Concerns “Subsea Positioning System and Apparatus”	July 1, 2019

US Patent No. 7,466,628	Concerns a “Method of constructing mathematical representations of objects from reflected sonar signals.”	August 15, 2026

US Patent No. 7,489, 592	Concerns a “Method of automatically performing a patch test for a sonar system, where data from a plurality of overlapping 3D sonar scans of a surface, as the platform is moved, are used to compensate for biases in mounting the sonar system on the platform”.	January 19, 2027

US Patent No. 7,898,902	Concerns a “method of representation of sonar images” allowing sonar three-dimensional (3D) data to be represented by a two dimensional image.	June 13, 2028

US Patent No. 8,059,486	Concerns a method of rendering volume representation of sonar images.	April 16, 2028

US Patent No. 8,854,920	Concerns a method of volumetric rendering of three dimensional sonar data sets	September 5, 2032

US Patent No. 9,019,795	Method of object tracking using sonar imaging	September 5, 2032

Trademarks

We own the following registered trademarks: Coda®, Octopus®, CodaOctopus®, Octopus & Design®, F180®, F180 4G Series®, Echoscope®, Echoscope 4G®, Survey Engine®, Dimension®, DAseries®, CodaOctopus®Vantage; CodaOctopus® UIS; CodaOctopus® USE, Sentiris® and Thermite®.

We also use the following trademarks: F170™, F175™, F190™, UIS™ TEAM™ and TEAM+™. In addition, we have registered a number of internet domain names.

Research and Development

During the fiscal years ended 2016 and 2017 we spent approximately $1 million and $1.4 million, respectively, on mainly developing our real time 3D sonar technology (our Products Segment) and Thermite® refresh (our Services Segment).

Our products are complex and therefore we can give no assurance that we will be successful in the above-stated objective. Furthermore, even following launch we may not succeed. Moreover, we may incur significant research expenditures without realizing viable products.

Government Regulation

Because of the nature of some of our products, they may be subject to United States and other jurisdictions’ export control regimes and may be exported outside these jurisdictions only with the required level of export license or through an export license exception or general export authorization/license.

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

Employees

As of the date hereof, we employ worldwide approximately 110 people, of which 11 hold management positions. A large majority of our employees have a background in science, technology and engineering, with a substantial part being educated to degree and PhD level. None of our employees are employed under a collective agreement and we have not experienced any organized labor difficulties in the past.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Orlando, Florida

Our corporate offices are co-located with our subsidiary Coda Octopus Products, Inc. in Orlando where we lease premises on a month to month basis at $1,882 per month.

In addition, Coda Octopus Products, Inc., owns a property which it acquired in February 2016. This property is being used by staff who are assigned or seconded from other parts of our Organization to our Florida Office to assist with R&D projects and/or to provide training or demonstration of our products from time to time.

Salt Lake City, Utah

Coda Octopus Colmek operates from its premises which comprises 16,000 square feet and includes production and R&D Facilities. These premises are owned by Coda Octopus Colmek.

Edinburgh, Scotland

Current Premises

In order to consolidate our activities which were spread over three premises in Edinburgh, on or around January 31, 2017, Coda Octopus Products Ltd acquired a property in Edinburgh, comprising manufacturing facilities, research and development space and offices. The purchase price of the property was the equivalent of $1,512,280 and was paid for in cash. The property is situated in a business park close to Edinburgh Airport and Port Edgar and the Firth of Forth which is ideally located for conducting trials and demonstrations of our products. This new facility has 12,070 square feet of net internal space. This property was reconfigured and upgraded for our specific use and Coda Octopus Products Ltd moved its operation to these new premises on or around May 2017.

Offices which we are actively seeking to sub-let for the remainder of the lease terms.

Our wholly owned United Kingdom subsidiary, Coda Octopus Products Ltd, leases office space comprising 4,099 square feet in Edinburgh, United Kingdom. These premises were used as offices and we are actively seeking to sub-let these premises for the remainder of its term. If we are not successful we will need to pay the rent and other costs associated with these premises up to February 28, 2019 along with any agreed dilapidations. The annual rent is fixed for the duration of the lease at the British Pounds equivalent of $54,130 (the rent is stated in British Pounds and is therefore subject to exchange rate fluctuations).

Production and Repair Services Facilities

The lease for these premises has expired on November 14, 2017 and we are currently negotiating dilapidations with the landlord of these premises. These premises were leased and used by our wholly owned United Kingdom subsidiary, Coda Octopus Products Ltd for production workshop space comprising 2,450 square feet in Edinburgh, United Kingdom. The annual rent was the British Pounds equivalent of $26,950 (the rent was stated in British Pounds and is therefore subject to exchange rate fluctuations).

Perth, Australia

We have a short-term lease for office space comprising 1000 square feet in in Perth, Australia. The lease expires on April 8, 2018. The annual rent is fixed for the duration of the lease at Australian Dollars equivalent of US$11,440. We do not intend to extend this lease upon its expiration.

Portland, Dorset, England

Martech leases premises from Coda Octopus Products Limited. These premises are located in the Marine Center in Portland, Dorset, United Kingdom, are owned by Coda Octopus Products Ltd and comprise 9,890 square feet. The building comprises both office space and manufacturing and testing facilities. The lease, which is for a period of 5 years, provides for an annual rent of the equivalent of $51,000 (the rent increases by 3% annually and is stated in British Pounds and is therefore subject to exchange rate fluctuations). These premises give easy access to marine facilities such as testing vessels etc.

Bergen, Norway

Our wholly owned Norwegian subsidiary, Coda Octopus R&D AS, re-located its facilities on November 30, 2016 and now leases a small facility comprising approximately 300 square feet of office space in a business center. We pay $2,350 on an annual basis (the rent is stated in Norwegian Kroner and is therefore subject to exchange rate variation). This is as a result of the transfer of the production and servicing of the Echoscope® to Edinburgh, UK. The facility now serves as a research and development center for hardware development of our flagship product utilizing our purpose-built laboratories.

All non-US Dollar denominated rents are stated according to prevailing exchange rates as of the date of each respective lease agreement.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the Nasdaq Capital Market under the symbol “CODA” since July 19, 2017. Prior thereto, it had been quoted on the OTCQX since February 8, 2017 under the symbol COGI, and prior thereto, on the OTC Pink under the symbol CDOC. The following table sets forth the range of high and low bid prices of our common stock as reported and summarized on the Nasdaq, OTCQX or OTC Pink, as applicable, for the periods indicated. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

On January 11, 2017, we effected a one for fourteen (1 for 14) reverse stock split of our issued and outstanding common stock. All share prices below have been adjusted retroactively to account for the reverse stock split.

Year Ended October 31, 2017	HIGH	LOW
First Quarter	$4.70	$1.40
Second Quarter	$6.74	$4.25
Third Quarter	$4.93	$4.13
Fourth Quarter	$4.98	$3.91

Year Ended October 31, 2016	HIGH	LOW
First Quarter	$1.54	$1.26
Second Quarter	$1.64	$1.17
Third Quarter	$2.67	$1.26
Fourth Quarter	$2.14	$1.68

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

Recent sales of unregistered securities

None that are required to be disclosed herein.

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

General Overview

We operate two distinct business segments. Our Products Segment designs and manufactures patented real time 3D sonar solutions and other leading products for subsea applications (“Products Segment”). Our Services Segment supplies engineering services to prime defense contractors (“Services Segment”).

Our products are used primarily in the underwater construction market, offshore oil and gas, offshore wind energy industry, and in the complex dredging, port security, mining and marine sciences sectors. Our customers include service providers to major oil and gas companies, law enforcement agencies, ports, mining companies, defense bodies, research institutes and universities.

Our Services segment supplies engineering services mainly to prime defense contractors such as Raytheon and Northrop Grumman. We have long-standing relationships with prime defense contractors. We support some significant defense programs by supplying and maintaining proprietary parts through obsolescence management programs. These services provide recurring stream of revenues for our Services segment.

Historically, the Products Segment generated approximately 70% of our revenues. However, during the last three fiscal years prior to the 2017 period, the Products Segment has generated around 50% of our overall revenues, with the Services Segment growing at a faster pace. However, during the 2017 period, due to the new US administration’s failure to approve the defense budget, many projected sales did not materialize. As a result, the Services Segment revenues fell from 50% of our overall revenues to 39% in the 2017 with the Products Segment generating 61% of revenues in the 2017 period as compared to 50% in the 2016 period. Although the Products Segment generated 61% of the overall revenues in the 2017 period, it is still adversely affected by the contraction in the oil and gas (O&G) industry. Furthermore, due to the effort by O&G companies to restructure their operations, the climate in which we sell is fiercely competitive thus impacting on revenues and gross margins.

Nevertheless, we believe that our unique and patented real time 3D solutions are a significant advancement on the current technology available in the subsea sonar imaging market due to its real time capability providing real time volumetric data of underwater targets in low or zero visibility conditions and its capability to image moving objects in the subsea environment. Furthermore, because the technology provides real time imaging of the underwater environment, it enhances safety significantly and delivers substantial productivity gains to our customers, thus reducing their costs. In addition, our real time 3D solution is emerging as the preferred solutions for subsea asset placements because of the technology’s unique ability to image moving targets (such as Accropodes™, X-Blocs, Antifers block placements, mattress placements, landing of installations on the seabed and the like). Due to the decline in the price of oil, many O&G companies are seeking cost effective solutions for their operations. We believe that our real time 3D solution has the potential to revolutionize the technology used in underwater operations particularly where real time visualization is required or zero or low visibility conditions prevail. We also believe that with the proliferation of underwater drones our technology has significant application for the imaging sonar defense market (which is worth billions of dollars annually) as it is the only available off the shelf technology that can image moving targets (such as underwater vehicles) in the water.

Since introducing this product, we have made progress in getting our core real time 3D technology, the Echoscope®, adopted by a significant number of ports in the USA (the CodaOctopus® Underwater Inspection System (which integrates our Echoscope, motion sensing product and hydrographic pole) where it is used for port and harbor security. In 2015 we secured the first sale of our Underwater Inspection System to a foreign government body in East Asia and in 2016 we sold two additional full system to this body. We hope to sell additional systems into this government body as part of their technology upgrade program for the next three years.

We have also made progress in expanding the markets (and applications) for our real time 3D sonars. Recently, we have sold a number of systems to mining companies. Increasingly, our customers involved in offshore wind energy and renewables are adopting the technology as the primary tool for scour management, subsea cable installation and associated cable protection tasks.

In addition, in recent years we have started to rent our real time 3D solutions with engineering services. Given the contraction in capital expenditures budget in the O&G market, rentals are increasingly becoming an important part of the composition of the Company’s revenues and these O&G operators are more prepared to utilize operational budgets. Furthermore, our rental offering generally yields a higher gross margin for the Company.

Our business is affected by a number of factors including those set out below:

A.

The Company’s operations are split between the United States, United Kingdom, Australia and Norway. A large proportion of our revenues (approximately 58%) and costs are incurred outside of the USA with a significant part (50% of our total revenues) of that in the United Kingdom (“UK”). In addition, a significant part of our assets (both current and fixed) are held in British Pounds by our foreign subsidiaries.

B.	On June 23, 2016, the United Kingdom voted to exit the European Union. This resulted in significant currency exchange rate fluctuations and volatility in global stock markets including a sharp fall of the British Pound against the US Dollar. The British government has commenced negotiations to determine the terms of the exit from the European Union (so-called “Brexit”). The United Kingdom’s separation could, among other things, disrupt trade and the free movement of goods, services and people between the United Kingdom and the European Union or other countries as well as create legal and global economic uncertainty. Currencies could remain volatile for the foreseeable future.

C.	Since the Brexit vote, we have suffered adverse currency movements affecting our UK Businesses. In summary, since our reporting currency is the US Dollar, the fall in the British Pound impacts on our revenues, costs and balance sheet valuation.

D.	Given the lack of comparable precedent, the implications of Brexit or how such implications might affect the Company in the medium to long term are unclear.

Further areas of impact include:

i.	the price of commodities, in particular O&G. The decline in O&G prices since 2014 with a partial recovery since 2016 has resulted in large scale reductions in capital and operational expenditures, which directly impact on the sales of our products into these and related markets and also our gross margins;

ii.	the allocation of funds to defense procurement by governments in the United States and the United Kingdom;

iii.	volatility of the markets including the currency market;

iv.

approximately 50% of the Company revenues are transacted and generated in British Pounds by the Company’s subsidiaries in the United Kingdom and therefore we have a currency exposure.. The depreciation of the British Pound against major currencies adversely impacts our revenues as a whole which are reported in U.S. Dollars. Furthermore, a large part of our assets is held in British Pounds while the majority of our liabilities (which comprise our senior secured debentures – see Note 8 of the audited Consolidated Financial Statements) are maintained in U.S. Dollars. In the 2017 period as compared to the same 2016 period, we realized a balance sheet gain on our assets due to a slight gain in the British Pound against the US Dollar prevailing at the balance sheet date of October 31, 2017. In fiscal year 2017 compared to the 2016 period, we incurred a loss from the exchange rate translations in respect of our profit and loss account. See Note 2, paragraph n, of the audited Consolidated Financial Statements October 31, 2017 and 2016 regarding our Foreign Currency Translation policy.

v.	global-political uncertainties affecting the markets into which we sell our goods and services;

vi.

global trends which make certain geographical regions more competitive in providing engineering solutions because of lower labor costs (e.g. India and China) are likely to affect our Engineering Businesses in the Group;

vii.	being a small technology company, we are unable to compete for certain specialized electronic engineering skills as our remuneration package is not as competitive as those offered by bigger companies;

viii.	the Company has issued and outstanding a promissory note (See Note 8 of the audited Consolidated Financial Statements October 31, 2017 and 2016). This note is secured by all of the Company’s assets in the USA and is also guaranteed by its overseas subsidiaries;

ix.

we lack the financial resources to advance our flagship technology at the commercially appropriate pace required to capture new markets and increase our sales which could facilitate new entrants to the market. For example, Teledyne Technologies Incorporated, a multi-billion company, has recently acquired a number of subsea companies that may speed up their entry into our market;

x

a significant part of our growth strategy is predicated on our patented real time 3D sonar technology. The technology space is inherently uncertain due to the fast pace of innovations and therefore we can give no assurance that we can maintain our leading position in the real time 3D imaging sonar market or that innovations in other areas may not surpass our unique capability that we currently supply to subsea market; and

xi.	the Company has limited external sources of capital available, and as such is reliant upon its ability to sell its products and services to provide sufficient working capital for its operations and obligations.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared under accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported values of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported levels of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, “Summary of Accounting Policies” of our Consolidated Financial Statements.

Revenue Recognition

Our revenue is derived from sales of underwater technologies and equipment for imaging, mapping, defense and survey applications and from the engineering services which we provide. Revenue is recognized when evidence of a contractual arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. No right of return privileges are granted to customers after delivery.

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

For arrangements that are generated from time and material contracts where there is a signed agreement and approved purchase order in place that specifies the fixed hourly rate and other reimbursable costs to be billed based on material and direct labor hours incurred, revenue is recognized on these contracts based on material and direct labor hours incurred. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred (materials and direct labor hours) to date to estimated total services (materials and direct labor hours) for each contract. This method is used as expenditures for direct materials and labor hours are considered to be the best available measure of progress on these contracts. Losses on fixed-price contracts are recognized during the period in which the loss first becomes apparent based upon costs incurred to date and the estimated costs to complete as determined by experience from similar contracts. Variations from estimated contract performance could result in adjustments to operating results.

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

Stock Based Compensation

We recognize the expense related to the fair value of stock based compensation awards within the consolidated statements of income and comprehensive income. We use the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification 740, Income Taxes (ASC 740). Under ASC 740, deferred income tax assets and liabilities are recorded for the income tax effects of differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax reporting. The Company’s differences arise principally from the use of various accelerated and modified accelerated cost recovery system for income tax purposes versus straight line depreciation used for book purposes and from the utilization of net operating loss carry-forwards.

Deferred tax assets and liabilities are the amounts by which the Company’s future income taxes are expected to be impacted by these differences as they reverse. Deferred tax assets are based on differences that are expected to decrease future income taxes as they reverse. Correspondingly, deferred tax liabilities are based on differences that are expected to increase future income taxes as they reverse. Note 7 to the Consolidated Financial Statements discusses the amounts of deferred tax assets and liabilities, and also presents the impact of significant differences between financial reporting income and taxable income.

For income tax purposes, the Company uses the percentage of completion method of recognizing revenues on long-term contracts which is consistent with the Company’s financial reporting under U.S. generally accepted accounting principles.

Intangible Assets

Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (or goodwill), customer relationships, non-compete agreements and licenses. Goodwill was allocated to our reporting units based on the original purchase price allocation. Goodwill is not amortized and is evaluated for impairment annually or more often if circumstances indicate impairment may exist. Customer relationships, non-compete agreements, patents and licenses are being amortized on a straight-line basis over periods of 2 to 10 years. The Company amortizes its limited lived intangible assets using the straight-line method over their estimated period of benefit. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. At the end of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill.

Consolidated Results of Operations

We operate two distinct business segments. Our Marine Technology Business designs and manufactures patented real time 3D sonar solutions and other leading products for subsea applications (“Products Segment”). Our Marine Engineering Business supplies engineering services to prime defense contractors (“Services Segment”).

Our Products Segment sells its products and associated services to the offshore wind energy, dredging and marine construction, marine and port security, mining including deep sea mining, marine sciences sector and oil and gas sector. This segment generated approximately 61% and 50% of our total revenues for the fiscal years ended October 31, 2017 and 2016, respectively.

Our Services Segment largely sells its services into prime and sub-prime defense contractors. This segment generated approximately 39% and 50% of our total revenues for the fiscal years ended October 31, 2017 and 2016, respectively. This segment continues to be an important part of the Group’s revenues plan and, in particular, our subsidiary Coda Octopus Colmek.

Comparison of fiscal year ended October 31, 2017 (“2017 period”) to fiscal year ended October 31, 2016 (“2016 period”)

Throughout this discussion, “the 2017 period” means the fiscal year ended October 31, 2017. Similarly, “the 2016 period” means the fiscal year ended October 31, 2016.

See Segment information below for a full breakout of the financial performance of each Segment for the 2017 and 2016 periods, respectively.

The information provided below pertains to the consolidated analysis of both segments (Products and Services) operating in our Group.

Revenue: Total revenues in the 2017 and 2016 periods were $18,025,173 and $21,118,319, respectively, representing a 14.6% decrease in the 2017 period.

The reason for the decline in our revenues during the 2017 period is the delay by the new US administration in approving defense spending (and budget). This has resulted in prime defense contractors not finalizing contracts with Coda Octopus Colmek (a part of our Services Segment) that were anticipated in our Business Plan for the 2017 period. Accordingly, during the 2017 period, revenues generated by our Services segment were $7,038,905 as compared to $10,534,178 during the 2016 period (a decline of 33.2% (See break out in Segment Analysis on page F-25 of this report)). Although these opportunities which were projected in the 2017 period have not gone away, this segment continues to be impacted by the uncertainty around the timescales for the approval of the defense budget by the new administration.

Our outlook for this segment in the first quarter of fiscal 2018 is that its results will be significantly impacted by this ongoing delay, thus resulting in an overall decline in the Group’s revenues during the first quarter of 2018 fiscal year.

During the 2017 period, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $4,036,591, or 22% of net revenues during the period. Total accounts receivable from this customer at October 31, 2017 was $289,571 or 21% of accounts receivable.

Gross Margin: Margins were 66.4% in the 2017 period (gross profit of $11,967,725) compared to 59.9% (gross profit of $12,652,997) in the 2016 period representing an increase of 6.6 percentage points. The increase in gross margin reflects the different mix of sales in the 2017 period, in particular, the Products Segment generated more revenues than the Services Segment and the Products Segment in general yields a greater gross margin on the sale or rental of its products.

Research and Development (R&D): R&D expenditures increased by 36.2% from $1,013,125 in the 2016 period to $1,380,381 in the 2017 period and was in line with our budgetary plans for the 2017 period.

The increase in our R&D expenditure in the 2017 period reflects an increase in our R&D expenditure in the Services Segment.

R&D expenditures in the Products Segment decreased by 9.2% from $1,013,125 in the 2016 period as compared to $919,863 in the 2017 period. In the 2018 fiscal year however, we would anticipate this category of expenditures to increase substantially in the Products Segment as we are investing in the advancement of our fourth generation of products (“4G”) and to this end, we plan to recruit up to 14 new members of staff in this segment as part of our efforts to advance our product development program. Our goal will be to bring more competitively priced and technologically advanced products in this range to the market under a 12-18 months product roll out plan. The first of our series of products in our 4G of products was launched on January 16, 2018. Nevertheless, it should be noted that we may incur significant research expenditures without realizing viable products or we may not be successful in the launch of new products.

R&D expenditures in the Services Segment were $460,518 in the 2017 period compared to nil in the 2016 period. These expenditures were in line with our budgetary plans as we are investing significantly in the refreshing the Thermite® range of products which is a significant part of our growth strategy (Services Segment). The Thermite® is a product which we acquired from Quantum 3D in 2014 and it has a prestigious customer base. We believe that the technically refreshed Thermite presents a substantial opportunity to grow this part of our business.

Selling, General and Administrative Expenses (SG&A): SG&A expenditures for the 2017 period increased to $6,769,327 from $6,101,227 for the 2016 period, an increase of 11.0%. The increase in our SG&A expenditures in the 2017 period is broadly attributed to the increased costs associated with becoming a SEC reporting company and listing on the NASDAQ exchange. Approximately $100,000 of the increased amount in our SG&A expenditures constitutes non-recurring costs associated with these activities.

Key Areas of SG&A Expenditure across the Group for the year ended October 31, 2017 compared to the year ended October 31, 2016

Expenditure	October 31, 2017	October 31, 2016	Percentage Change
Wages and Salaries	$4,010,778	$4,161,838	Decrease of 3.6%
Legal and Professional Fees (including accounting, audit and investment banking services)	$934,937	$757,405	Increase of 23.4%
Rent for our various locations	$101,728	$251,957	Decrease of 59.6%
Marketing	$222,589	$149,790	Increase of 48.6%

Although there is a modest decrease in Wages and Salaries we would expect in the 2018 fiscal year this category to increase to reflect the investments we are making in bringing in more staff to expedite the advancement of our 4G products which we are developing.

The increase in our Legal and Professional Fees in the 2017 period is attributed to the increased costs associated with becoming a SEC reporting company and our listing on the NASDAQ.

Upon surrender of our leased properties in Edinburgh, we would anticipate that the category of expenditures constituting “Rent” will decrease significantly.

We also expect that the category Marketing expenditures in the fiscal year 2018 will increase to reflect increased marketing efforts on our new generation of products both in the Products and Services Segment. Furthermore, the Products Segment will be demonstrating our products at the biggest Industry event in 2018 (“Oceanology 2018) and there are significant costs associated with these activities.

Operating Income: Operating Income for the 2017 period declined by 31.1% and was $3,818,017 as compared to $5,538,645 in the 2016 period.

The decrease in Operating Income in the 2017 period compared to the 2016 period is attributed to the decline in our revenues by 14.6% for the reasons discussed earlier, in conjunction with material increases in both our SG&A expenditures and our R&D expenditures by 11.8% and 36.2% respectively, in the 2017 period.

Interest Expense: Interest expense during the 2017 period was $597,011 compared to $856,432 during the 2016 period, representing an overall 30.3% decrease.

This category of expenditure is related to interest payable under (i) Senior Secured Convertible Debentures (SSCD) which was entered into on or around February 21, 2007, where we paid six months of interest payments in the 2017 period. The amounts outstanding under the SSCD were repaid in full on or around April 28, 2017; and (ii) newly entered into Senior Secured Debentures with HSBC NA on or around April 28, 2017 and where we have paid six months interest in the 2017 period and (iii) interest payable on loan by the CEO to one of our subsidiaries, Coda Octopus Colmek. The reduction is due to the cancellation of the previous SSCD which attracted 8.5% interest per annum and the introduction of a more favorable interest rates of 4.56% now in place under the HSBC Senior Secured Debentures. Going forward on an annualized basis we would anticipate annual interest expenditures on the HSBC NA Debentures to fall and will be approximately $285,000 (in 2018) and $182,000 (2019), as under the repayment terms we are also repaying principal amounts. The amortization schedule for this loan is set out in Note 8 of the audited Consolidated Financial Statement of October 31, 2017 and 2016.

Other Income: This category was $121,278 in the 2017 period as compared to $172,090 in the 2016 period representing a decrease of 29.5%. The make-up of this category is UK Value Added Tax rebates from purchases made outside of the European Union by our UK operations and is subject to fluctuations as it usually reflects Value Added Tax rebates (equivalent of the US Sales Tax) from purchases made outside of the European Union by our UK operations and changes according to the level of purchases we make outside of the European Union in the period.

Net Income for the year ended October 31, 2017 compared to the year ended October 31, 2016

Net Income for the 2017 period was $3,339,663 compared to $4,930,548 for the 2016 period, representing a decrease of 32.3%. Net Income fell due to the significant decline in our revenues in the 2017 period in conjunction with material increases in both our SG&A and R&D expenditures for the 2017 period. See earlier discussions in MD&A Section for the reasons revenues declined in the 2017 period and SG&A & R&D expenditures increased. The decline in revenues also resulted in the Services Segment breaking even in the 2017 period (See Segment Analysis section of this report) combined with material increases in both our SG&A and R&D expenditures in the 2017 period. See earlier discussions in the R&D and SG&A section of this MD&A report.

Comprehensive Income for the year ended October 31, 2017 compared to the year ended October 31, 2016

Year Ended October 31, 2017	Year Ended October 31, 2016	Percentage Change
$3,638,669	$2,219,595	Increase of 63.9%

For the 2016 period we suffered a significant loss of $2,710,953 in foreign currency translation adjustments of the values of our UK assets included in our financial statements due to the depreciation of the value of the British pound, a part of the so-called Brexit effect. For the 2017 period we recorded a gain of $299,006 on foreign currency translation adjustments due to the British pound strengthening against the US dollar over the 2017 period.

Since the UK decided to leave the European Union the British pound has been falling significantly against the US dollar (see Note 2 paragraph n of Notes to the audited Consolidated Financial Statements for October 31, 2017 and 2016 for fuller information regarding our Foreign Currency Translation policy).

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

There are inter-segment sales in the table below which have been eliminated from our financial statements. However, for the purpose of segment reporting, these are included in the table below only.

The following tables summarize certain balance sheet and statement of operations information by reportable segment for the financial years ending October 31, 2017 and 2016, respectively.

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Fiscal Year Ended October 31, 2017

Revenues from External Customers	$10,986,268	$7,038,905	$-	$18,025,173

Cost of Revenues	2,246,881	3,810,567	-	6,057,448

Gross Profit	8,739,387	3,228,338	-	11,967,725

Research & Development	919,863	460,518	-	1,380,381
Selling, General & Administrative	3,220,635	2,714,054	834,638	6,769,327

Total Operating Expenses	4,140,498	3,174,572	834,638	8,149,708

Operating Income (Loss)	4,598,889	53,766	(834,638)	3,818,017

Other Income (Expense)

Other Income	117,106	4,172	-	121,278
Interest (Expense) Income	(709,763)	(56,697)	169,449	(597,011)

Total other income (expense)	(592,657)	(52,525)	169,449	(475,733)

Income (Loss) before income taxes	4,006,232	1,241	(665,189)	3,342,284

Income tax benefit (expense)	22,578	-	(25,199)	(2,621)

Net Income	$4,028,810	$1,241	$(690,388)	$3,339,663

Supplemental Disclosures

Total Assets	$12,374,214	$11,479,953	$205,906	$24,060,073

Total Liabilities	1,109,003	1,475,442	7,648,208	10,232,653

Revenues from Intercompany Sales - eliminated from sales above	1,895,015	387,142	1,797,775	4,079,932

Depreciation and Amortization	528,667	412,220	12,739	953,626

Purchases of Long-lived Assets	2,419,093	129,989	12,470	2,561,552

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Fiscal Year Ended October 31, 2016

Revenues from External Customers	$10,584,141	$10,534,178	$-	$21,118,319

Cost of Revenues	3,081,892	5,383,430	-	8,465,322

Gross Profit	7,502,249	5,150,748	-	12,652,997

Research & Development	1,013,125	-	-	1,013,125
Selling, General & Administrative	2,848,809	2,785,195	467,223	6,101,227

Total Operating Expenses	3,861,943	2,785,195	467,223	7,114,352

Operating Income (Loss)	3,640,315	2,365,553	(467,223)	5,538,645

Other Income (Expense)

Other Income	166,449	5,641	-	172,090
Interest (Expense) Income	(813,402)	(277,875)	234,845	(856,432)

Total other income (expense)	(646,953)	(272,234)	234,845	(684,342)

Income (Loss) before income taxes	2,993,362	2,093,319	(232,378)	4,854,303

Income tax refund (expense)	139,619	(39,783)	(23,591)	76,245

Net Income (Loss)	$3,132,981	$2,053,536	$(255,969)	$4,930,548

Supplemental Disclosures

Total Assets	$11,649,606	$10,883,182	$302,732	$22,835,520

Total Liabilities	1,381,048	1,019,074	10,280,885	12,681,007

Revenues from Intercompany Sales - eliminated from sales above	1,871,801	330,098	1,164,250	3,366,149

Depreciation and Amortization	503,327	293,219	12,831	809,377

Purchases of Long-lived Assets	604,607	(2,857)	12,470	614,220

The Company’s reportable business segments operate in three geographic locations: the United States, Europe and Australia.

Information concerning principal geographic areas is presented below according to the area where the activity is taking place for the years ended October 31, 2017 and 2016 respectively:

External Revenues by Geographic Locations	USA	Europe	Australia	Total
Year ended October 31, 2017	$7,499,900	$9,056,589	$1,468,684	$18,025,173
Year ended October 31, 2016	$11,116,336	$8,398,768	$1,603,215	$21,118,319

Liquidity and Capital Resources

At October 31, 2017, the Company had an accumulated deficit of $36,982,937, working capital surplus of $11,140,403 and stockholders’ equity of $13,827,420. For the period then ended, the Company generated cash flow from operations of $4,840,392.

We believe that our current level of cash and cash generation will be sufficient to meet our future short- and medium-term liquidity needs. At October 31, 2017, we had cash on hand of approximately $6.9 million and both billed and unbilled receivables of approximately $4.1 million. Our current cash balance represents approximately one-year of Selling, General and Administrative Expenses. The Company continues to critically evaluate the level of expenses that we incur and reduce those expenses as appropriate. See also Note 15 - Subsequent Events in our audited Consolidated Financial Statements - covering the recent private placement transaction completed on January 29, 2018. The proceeds will increase our liquidity and working capital resources.

Our main liquidity issues are funding of our research and development program (“R&D”) which requires significant expenditures in bringing on new skills and resources and incurring non-recoverable and non-recurring engineering costs for researching, developing and prototyping products; and managing our currency exposure because of our operations in the United States, the United Kingdom and Australia and servicing our senior security debentures.

Our Colmek subsidiary received a $1 million loan from the CEO of Coda to fund the purchase of long lead-time inventory (which are typically on between 12- 32 weeks lead time cycle) in order to be able to comply with delivery dates for contracts when they are secured. The repayment date of this loan has been extended to November 30, 2018.

Substantially all our properties are owned by the Company and there are no mortgage obligations on those properties.

We have a significant concern about adverse currency fluctuations and the effect that those currency fluctuations have on our operations and profitability. As mentioned previously, the United Kingdom’s potential exit from the European Union (“Brexit”) has had a significant negative effect on the value of the British pound versus the U. S. dollar. A significant portion of our business is in the United Kingdom and the substantial decrease in the value of the British pound is reflected in lower revenues for our product sales. In addition, all our loans are denominated in U. S. dollars, which means that the dollar value of those loans has effectively gone up since these are partially serviced with British Pounds. While we have chosen not to hedge any of our currency exposure, we continue to evaluate the need to do so and will consider a hedging strategy when, and if, appropriate.

Operating Activities

Net cash generated from operating activities for the year ended October 31, 2017 was $4,840,392. We recorded net income for the period of $3,339,663. Other items in uses and sources of funds from operations included non-cash charges related to depreciation and amortization and stock based compensation, which collectively totaled $1,057,684. Changes in operating assets increased net cash from operating activities by $1,224,062 and changes in current liabilities decreased net cash from operating activities by $701,784.

Investing Activities

Net cash used by investing activities for the year ended October 31, 2017 was $2,043,055 due to the sale and purchase of fixed assets.

Financing Activities

Net cash used in financing activities for the year ended October 31, 2017 was $1,846,571 as a result of paying down the debt of the Company and redeeming the Series C preferred stock.

Secured Promissory Note

On April 28, 2017, Coda Octopus Group, Inc. (the “Company”) together with its wholly owned US subsidiaries, Coda Octopus Products, Inc. and Coda Octopus Colmek, Inc. (together, the “Subsidiaries”), entered into a loan agreement with HSBC Bank NA (the “Lender”) for a loan in the principal amount of $8,000,000 (the “Loan”). The annual interest rate is fixed at 4.56%. Commencing on May 28, 2017 and continuing on the 28th day of each month thereafter, the Company is required to make monthly principal and interest payments of $149,350 until April 28, 2022 (making our annual payments under this Note $1,792,200). In addition, within 30 days after the delivery to the Lender of the Company’s annual audited consolidated financial statements, the Company is required to make an annual principal payment of $700,000 during the term of the Loan. Such annual payments will reduce the balance of the principal outstanding. As a result, it is expected that the Loan will be repaid within a period of approximately 45 months. The Loan may be prepaid in whole or in part at any time subject to a break funding charge as detailed in the promissory note evidencing the Loan.

The obligations in connection with the repayment of the Loan are secured by all assets of the Company and its Subsidiaries. In addition, the repayment of the Loan is guaranteed by three of the Company’s overseas subsidiaries.

The proceeds from the Loan were used to repay in its entirety the outstanding principal balance of $8,000,000 under secured debentures (the “Debentures”) that were issued by the Company in February 2007 and that were most recently held by CCM Holdings, LLC. (“CCM”). In addition, accrued and unpaid interest under the said Debentures of approximately $1,133,261 was satisfied through the issuance to CCM of 1,000 shares of Series C Convertible Preferred Stock, par value $0.001, with a stated value of $1,000 each (the “Preferred Stock”). The Company paid the balance in cash.

As of October 31, 2017, the Company is indebted to the lender in the amount of $7,279,353. See Note 8 to the audited Consolidated Financial Statements.

Private Placement

On January 29, 2018, the Company consummated the sale and issuance of 1,125,950 shares of its common stock in a private placement of shares of common stock at $4.40 per share (the “Offering”).  Total gross proceeds from the Offering were $4,954,180.  The purchase price per share was based on a 10% discount of the volume weighted average price (VWAP) of the common stock on the Nasdaq Capital Market for the 30-consecutive trading-day period ending on January 22, 2018.

Under the terms of the Offering, the Company is required to file a re-sale registration statement prior to May 30, 2018 with respect to the shares issued in the Offering.  For a period of 36 months, the investors also have the right to purchase, based on their pro-rata ownership of common stock, shares (or securities convertible into shares) offered in subsequent offerings, subject to certain limited exceptions.

Foreign Currency

The Company maintains its books in local currency: US Dollars for its US operations, Pounds Sterling for its United Kingdom operations, Norwegian and Danish Kroner for its Norwegian and Danish operations respectively and Australian Dollars for its Australian operations.

For the fiscal year ended 2017, 42% of the Company’s operations were conducted inside the United States and 58% outside the United States through its wholly owned subsidiaries. As a result, fluctuations in currency exchange rates may significantly affect the Company’s sales, profitability and financial position when the foreign currencies of its international operations are translated into U.S. dollars for financial reporting. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may affect the Company’s business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company’s sales, profits and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

The translation of the Company’s UK operations’ British Pound denominated balance sheets and results of operations into US dollars was affected by changes in the average value of the US dollar against the British Pound. The average exchange rate during the 2017 period was $1.2829 USD to the GBP against $1.3860 during the 2016 period – a depreciation of the value of the GBP against the USD of 7.4%.

The translation of the Company’s Australian operations’ Australian Dollar denominated balance sheets and results of operations into US dollars was affected by changes in the average value of the US dollar against the Australian Dollar. The average exchange rate during the 2017 period was $0.7626 USD to the AUD against $0.7429 during the 2016 period – an appreciation of the value of the AUD against the USD of 2.6%.

The translation of the Company’s Norwegian operation’s Norwegian Kroner (NOK) denominated balance sheets and results of operations into US dollars has been affected by the currency fluctuations of the US dollar against the NOK from an average rate of $0.1189 during the 2016 period, to $0.1206 during the 2017 period - an appreciation of the value of the NOK against the USD of 1.4%. These are the values that have been used in the calculations below.

We have not included the Danish kroner in this schedule as there were no operations in the Danish subsidiary during the 2017 period.

The impact of these currency fluctuations on the 2017 period is shown below:

	British Pounds		Australian Dollar		Norwegian Kroner		US Dollar
	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results	Rates	Results	Rates	Results	Rates	Effect
Revenues	9,176,478	9,913,932	1,466,123	1,428,287	0	0	(699,618)
Costs	(6,771,990)	(7,316,211)	(641,425)	(624,872)	(130,524)	(128,638)	525,783
Net profit (losses)	2,404,488	2,597,721	824,698	803,415	(130,524)	(128,638)	(173,835)
Assets	12,143,971	11,157,797	483,833	480,161	36,070	35,752	990,166
Liabilities	(901,649)	(828,428)	(919)	(912)	(5,407)	(5,359)	(73,275)
Net assets	11,242,322	10,329,368	482,914	479,248	30,663	30,393	916,891

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, decreased net income for the year by $173,835 and increased net assets by $916,891. All of these amounts are material to our overall financial results.

As a result of the decision by British voters to leave the European Union, we expect economic uncertainty to increase until the negotiations for the British exit have been completed and the relationship between the UK and the EU has been solidified. This uncertainty will most likely continue to have a profound effect on the value of the British Pound. Since approximately 50% of our revenues are transacted and generated in that British Pound, we expect our revenues to continue to be impacted by the adverse movement of the British Pound against the US Dollar. We also expect our direct costs of sales for components sourced outside of the UK for our UK operations to increase. Furthermore, our balance sheet will be affected since a significant part of our assets (fixed and current) are held in British Pounds by our UK subsidiaries.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Inflation

The effect of inflation on the Company’s operating results was not significant during the 2017 period.

Seasonality

Results of operations for our products segment are impacted by the offshore drilling season. During the winter months, when less offshore drilling takes place, demand for our oil and gas related technology is typically at its lowest.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of October 31, 2017. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Group Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of October 31, 2017. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and the criteria discussed above, the Company has concluded that, as of October 31, 2017, the Company’s internal control over financial reporting was ineffective due to the reasons described below.

We identified material weaknesses which are indicative of many small companies with limited staffing levels resulting in inadequate review procedures. We have taken remedial actions by implementing new controls over our review procedures involved in posting and review of our financial transactions.

We are constantly seeking ways of remediating the identified weaknesses and have started the process of introducing some controls in the area we have identified as a material weakness within the Company.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act, that occurred during the fiscal year ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are the executive officers and directors as of the date hereof:

Name	Age	Position
Annmarie Gayle	51	Chief Executive Officer and Chairman
Michael Midgley	65	Chief Financial Officer, Chief Executive Officer of Coda Octopus Colmek, Inc.
Blair Cunningham	48	President of Technology
Michael Hamilton	70	Director
Francis (Chuck) Rogers	75	Director
Per Wimmer	49	Director
Nina Hoque	54	Director
Mary Losty	58	Director

Annmarie Gayle has been our Chief Executive Officer and a member of the Board of Directors since 2011 and our Chairman since March 2017. She is also our Chief Executive Officer for our flagship products business, Coda Octopus Products, Limited (UK) since 2013. Prior thereto, she spent two years assisting with the restructuring of our Company. She previously served with the Company as Senior Vice President of Legal Affairs between 2006 and 2007. Earlier in her career she worked for a major London law practice, the United Nations and the European Union. Ms. Gayle has a strong background in restructuring and has spent more than 12 years in a number of countries where she has been the lead adviser to a number of transitional administrations on privatizing banks and reforming state-owned assets in the Central Eastern European countries including banking, infrastructure, mining and telecommunications assets. Ms. Gayle has also managed a number of large European Union funded projects. Ms. Gayle holds a Law degree gained at the University of London and a Masters of Law degree in International Commercial Law from Cambridge University. She is qualified to practice as a solicitor in England & Wales. Because of her wealth of experience in corporate governance, large scale project management, restructuring, strategy, structuring and managing corporate transactions, we believe that she is highly qualified to act as our Chief Executive Officer.

Michael Midgley has been our Chief Financial Officer since December 2017 and our acting Chief Financial Officer since 2013. He has also been Chief Executive Officer of Colmek since 2010, which he joined in 2008. He is a qualified CPA and has had his own practice as well as working for regional accounting firms, specializing in SEC and Tax practice areas. Mr. Midgley attended the University of Utah where he obtained a BA in Accounting. Due to Mr. Midgley’s expertise in financial reporting, we believe that he is highly qualified to serve as the Company’s Chief Financial Officer.

Blair Cunningham has been with the Company since July 2004 and has had a number of roles including President of Technology and CEO of Coda Octopus Products, Inc. (current positions), Chief Technology Officer since 2005 and Technical Manager of Coda Octopus Products Ltd between July 2004 and July 2005. Mr. Cunningham received an HND in Computer Science in 1989 from Moray College of Further Education, Elgin, Scotland. Because of Mr. Cunningham’s expertise in technology, systems software development and project management, the Company believes that he is highly qualified to serve in his current roles.

Michael Hamilton was our Chairman of the Board between June 2010 and March 2017. He is currently serving as an independent director of our Board. Since 2014, Mr. Hamilton has provided accounting and valuation services for a varied list of clients. He was Senior Vice President of Powerlink Transmission Company from 2011 through 2014. From 1988 to 2003, he was an audit partner at PriceWaterhouseCoopers. He holds a Bachelor of Science in Accounting from St. Frances College and is a certified public accountant and is accredited in business valuation. Because of Mr. Hamilton’s background in auditing, strategic corporate finance solutions, financial management and financial reporting, we believe that he is highly qualified to be a member of our Board of Directors.

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

Per Wimmer has been a director since May 2017. Since 2011, Mr. Wimmer has been the Chief Executive Officer of Wimmer Family Office, a London based private investment firm founded by him. In 2007, he founded Wimmer Financial, a merchant bank/corporate advisory firm specializing in natural resources, real estate, infrastructure, aviation, shipping and project debt financing. Prior thereto, he was active in the institutional sales area at Goldman Sachs & Co.’s New York and London offices where he focused his attention primarily on advising Scandinavian financial institutions. Mr. Wimmer holds law degrees from the University of Copenhagen and the University of London. He also earned a Master of Public Administration from Harvard University with concentrations in business, finance and international relations. Mr. Wimmer is the author of a number of books including “Wall Street” that discusses bubbles in the financial markets, and “The Green Bubble”, that promotes the argument that for green energy to be truly sustainable, it must be commercially sustainable. His interests are wide ranging and include space travel and exploration. He has completed space training and has been working closely with Richard Branson to develop Virgin Galactic’s space program. The Company’s board of directors believes that Mr. Wimmer’s extensive experience in global finance and cross border investments makes him highly qualified to be a member of our Board of Directors.

Nina Hoque has been a director since June 2017. Since 2009, Ms. Hoque has been the principal of Hoque Consulting, a London based consulting firm that provides legal counseling for financial institutions and other commercial enterprises. Prior to that time she was engaged in the private practice of law as both an associate and partner in a number of major international firms in Canada, the Czech Republic and, for the past 19 years, London, UK. She has wide ranging experience in corporate and financial transactions. Ms. Hoque holds an LL.M. from Georgetown University Law Centre and an LL.B. from Osgoode Hall Law School, York University, North York, Ontario. She is licensed to practice in England and Wales. We believe that Ms. Hoque’s extensive experience as a finance and corporate lawyer leading and completing major corporate and commercial transactions including infrastructure projects and selling and purchasing of major businesses makes her highly qualified to be a member of our Board of Directors.

Mary Losty has been a director since July 2017. She is a private investor in both US equities and real estate. She currently serves as Commissioner on both Dorchester County and the City of Cambridge, Maryland’s Planning and Zoning Commissions. She also serves as a Committeeman for the Eastern Shore Land Conservancy as well as the Pine Street Committee of Cambridge, MD. She served as a member of the Board of Procera Networks, Inc. from March 2007 until that company was successfully sold in June 2015 to a private equity firm. She was a member of that company’s Audit Committee and the former Chairman of the Nominating and Governance Committee. Ms. Losty was a director of Blue Earth, Inc. (formerly Genesis Fluid Solutions Holdings, Inc.) from 2009 to 2011. Ms. Losty retired in 2010 as the General Partner at Cornwall Asset Management, LLC, a portfolio management firm located in Baltimore, Maryland, where she was responsible for the firm’s investment in numerous companies since 1998. Ms. Losty’s prior experience includes working as a portfolio manager at Duggan & Associates from 1992 to 1998 and as an equity research analyst at M. Kimelman & Company from 1990 to 1992. Prior to that, she worked as an investment banker at Morgan Stanley and Co., and for several years prior to that she was the top aide to James R. Schlesinger, a five-time U.S. cabinet secretary. Ms. Losty received both her BS and JD from Georgetown University, the latter with magna cum laude distinction. We believe that Ms. Losty’s extensive dealings with the investment community makes her highly qualified to be a member of our Board of Directors.

Family Relationships

None of our Directors are related by blood, marriage, or adoption to any other Director, executive officer, or other key employees.

Board Leadership Structure

The Board of Directors is currently chaired by the Chief Executive Officer of the Company, Annmarie Gayle. The Company believes that combining the positions of Chief Executive Officer and Chairman of the Board of Directors helps to ensure that the Board of Directors and management act with a common purpose. Integrating the positions of Chief Executive Officer and Chairman can provide a clear chain of command to execute the Company’s strategic initiatives. The Company also believes that it is advantageous to have a Chairman with an extensive history with and knowledge of the Company. Notwithstanding the combined role of Chief Executive Officer and Chairman, key strategic initiatives and decisions involving the Company are discussed and approved by the entire Board of Directors. The Company believes that the current leadership structure and processes maintains an effective oversight of management and independence of the Board of Directors as a whole without separate designation of a lead independent director. However, the Board of Directors will continue to monitor its functioning and will consider appropriate changes to ensure the effective independent function of the Board of Directors in its oversight responsibilities.

Independence of the Board of Directors and its Committees

After review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its Independent Registered Public Accounting Firm, the Board of Directors has determined that all of the Company’s directors are independent within the meaning of the applicable NASDAQ listing standards, except Ms. Gayle, the Company’s Chairman and Chief Executive Officer. The Board of Directors met four times and acted by unanimous written consent four times during the fiscal year ended October 31, 2017. Each member of the Board of Directors attended all meetings of the Board of Directors held in the last fiscal year during the period for which he or she was a director and of the meetings of the committees on which he or she served held in the last fiscal year during the period for which he or she was a committee member.

The Board of Directors has three committees: the Audit Committee, the Compensation Committee and the Nominating Committee. Below is a description of each committee of the Board of Directors. The Board of Directors has determined that each member of each committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his individual exercise of independent judgment with regard to the Company.

Audit Committee

The Audit Committee of the Board of Directors oversees the Company’s corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee, among other things: evaluates the performance, and assesses the qualifications, of the Independent Registered Public Accounting Firm; determines and pre-approves the engagement of the Independent Registered Public Accounting Firm to perform all proposed audit, review and attest services; reviews and pre-approves the retention of the Independent Registered Public Accounting Firm to perform any proposed, permissible non-audit services; determines whether to retain or terminate the existing Independent Registered Public Accounting Firm or to appoint and engage a new independent registered Public Accounting Firm for the ensuing year; confers with management and the Independent Registered Public Accounting Firm regarding the effectiveness of internal controls over financial reporting; establishes procedures as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews the financial statements to be included in the Company’s Annual Report on Form 10-K and recommends whether or not such financial statements should be so included; and discusses with management and the Independent Registered Public Accounting Firm the results of the annual audit and review of the Company’s quarterly financial statements.

The Audit Committee is currently composed of four outside directors: Michel Hamilton (Chairman), Chuck Rogers, Nina Hoque and Mary Losty. The Audit Committee met two times during the fiscal year ended October 31, 2017. The Audit Committee Charter is available on the Company’s website, www.codaoctopusgroup.com.

The Board of Directors periodically reviews the NASDAQ listing standards’ definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A) of the NASDAQ listing standards and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended). The Board of Directors has determined that Michael Hamilton qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Mr. Hamilton’s level of knowledge and experience based on a number of factors, including his formal education and his service in executive capacities having financial oversight responsibilities.

Compensation Committee

The Compensation Committee of the Board of Directors reviews, modifies and approves the overall compensation strategy and policies for the Company. The Compensation Committee, among other things: reviews and approves corporate performance goals and objectives relevant to the compensation of the Company’s officers; determines and approves the compensation and other terms of employment of the Company’s Chief Executive Officer; determines and approves the compensation and other terms of employment of the other officers of the Company; and administers the Company’s stock option and purchase plans, pension and profit sharing plans and other similar programs.

The Compensation Committee is composed of three outside directors: Michael Hamilton (Chair), Chuck Rogers and Per Wimmer. All members of the Compensation Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Compensation Committee has not met during the fiscal year ended October 31, 2017. The Compensation Committee Charter is available on the Company’s website, www.codaoctopusgroup.com.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee has at any time been an employee of ours. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Nominating Committee

The Nominating Committee of the Board of Directors is responsible for, among other things: identifying, reviewing and evaluating candidates to serve as directors of the Company; reviewing, evaluating and considering incumbent directors; recommending to the Board of Directors for selection candidates for election to the Board of Directors; making recommendations to the Board of Directors regarding the membership of the committees of the Board of Directors; and assessing the performance of the Board of Directors.

The Nominating and Governance Committee is currently composed of four outside directors: Chuck Rogers (Chair), Per Wimmer, Michael Hamilton and Mary Losty as of December 31, 2017. All members of the Nominating Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Nominating Committee has not met during the fiscal year ended October 31, 2017. The Nominating Committee Charter is available on the Company’s website, www.codaoctopusgroup.com.

The Nominating Committee has not established any specific minimum qualifications that must be met for recommendation for a position on the Board of Directors. Instead, in considering candidates for director the Nominating Committee will generally consider all relevant factors, including among others the candidate’s applicable education, expertise and demonstrated excellence in his or her field, the usefulness of the expertise to the Company, the availability of the candidate to devote sufficient time and attention to the affairs of the Company, the candidate’s reputation for personal integrity and ethics and the candidate’s ability to exercise sound business judgment. Other relevant factors, including diversity, experience and skills, will also be considered. Candidates for director are reviewed in the context of the existing membership of the Board of Directors (including the qualities and skills of the existing directors), the operating requirements of the Company and the long-term interests of its stockholders.

The Nominating Committee considers each director’s executive experience and his or hers familiarity and experience with the various operational, scientific and/or financial aspects of managing companies in our industry.

With respect to diversity, the Nominating Committee seeks a diverse group of individuals who have executive leadership experience and a complementary mix of backgrounds and skills necessary to provide meaningful oversight of the Company’s activities. The Nominating Committee annually reviews the Board’s composition in light of the Company’s changing requirements. The Nominating Committee uses the Board of Director’s network of contacts when compiling a list of potential director candidates and may also engage outside consultants. Pursuant to its charter, the Nominating Committee will consider, but not necessarily recommend to the Board of Directors, potential director candidates recommended by stockholders. All potential director candidates are evaluated based on the factors set forth above, and the Nominating Committee has established no special procedure for the consideration of director candidates recommended by stockholders.

Employment Agreements

Annmarie Gayle

Pursuant to the terms of an employment agreement dated March 16, 2017, the Company employs Ms. Gayle as its Chief Executive Officer on a full-time basis and a member of its Board of Directors. The annual salary is $230,000 payable on a monthly basis. Ms. Gayle is also entitled to an annual performance bonus of up to $100,000, upon achieving certain targets that are to be defined on an annual basis. The agreement provides for 30 days of paid holidays in addition to public holidays observed in Scotland.

The agreement has no definitive term and may be terminated only upon twelve months’ prior written notice by Ms. Gayle. In the event that the Company terminates her at any time without cause, she is entitled to a payment equal to her annual salary as well as a separation bonus of $150,000. The Company may terminate the agreement for cause, immediately and without notice. Among others, “for cause” includes gross misconduct, a serious or repeated breach of the agreement and negligence and incompetence as reasonably determined by the Company’s Board. The agreement includes a 12-month non-compete and non-solicitation provision.

Blair Cunningham

Under the terms of an employment contract dated January 1, 2013, our wholly owned subsidiary Coda Octopus Products, Inc. employs Blair Cunningham as its Chief Executive Officer and President of Technology. He is being paid an annual base salary of $175,000 with effect from January 1, 2018, subject to review by the Company’s Chief Executive Officer. Mr. Cunningham is entitled to 25 vacation days in addition to any public holiday.

The agreement may be terminated only upon twelve-month prior written notice without cause. The Company may terminate the agreement for cause, immediately and without notice. Among others, “for cause” includes gross misconduct, a serious or repeated breach of the agreement and negligence and incompetence as reasonably determined by the Company’s Board. The agreement includes a 18-month non-compete and non-solicitation provision.

Michael Midgley

Pursuant to the terms of an employment agreement dated June 1, 2011, Mike Midgley was appointed the Chief Executive Officer of our wholly owned subsidiary Coda Octopus Colmek, Inc and our Chief Financial Officer. He is being paid an annual salary of $200,000 subject to an annual review by Colmek’s Board of Directors and the Company’s Chief Executive Officer. Mr. Midgley is entitled to 20 vacation days in addition to any public holiday.

The agreement may be terminated at any time upon 4 months prior written notice. The Company may terminate the agreement for cause, immediately and without notice. Among others, “for cause” includes gross misconduct, a serious or repeated breach of the agreement and negligence and incompetence as reasonably determined by the Company’s Board. The agreement includes a 12-month non-compete and non-solicitation provision. On December 6, 2017, the board of directors of the Company appointed Mr. Midgley to be the Company’s Chief Financial Officer. In connection with this appointment, all rights and obligations under Mr. Midgley’s employment agreement with Colmek were transferred to and have been assumed by the Company.

Code of Ethics

We have adopted a code of ethics for all our employees, including our chief executive officer, principal financial officer and principal accounting officer or controller, and/or persons performing similar functions, which is available on our website, under the link entitled “Code of Ethics”.

ITEM 11. EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered for the fiscal years ended October 31, 2017 and 2016 by our executive officers. The following information includes the dollar value of base salaries, bonus awards, stock options grants and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Option Awards	*All Other Compensation	Total
		($)	($)	($)	($)	($)	($)

Annmarie Gayle,	2017	230,000	-0-	15,500	-0-	-0-	245,500
Chief Executive Officer	2016	230,000	-0-	-0-	-0-	-0-	230,000

Michael Midgley	2017	200,000	-0-	11,000	-0-	13,332	224,332
Chief Financial Officer	2016	200,000	-0-	-0-	-0-	16,805	216,805

Blair Cunningham	2017	160,000	-0-	15,290	-0-	17,393	192,683
President of Technology	2016	160,000	-0-	-0-	-0-	17,278	177,278

*The amounts described in the category of “All Other Compensation” comprise Health, Dental, Vision, Short Term Disability, Long Term Disability and Accidental Death and Dismemberment insurance premiums which the Company contributed to the officers’ identified plan.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to each of our directors (who are not also officers of the Company) for the fiscal year ended October 31, 2017, in connection with their services to the company. In accordance with the Commission’s rules, the table omits columns showing items that are not applicable. Except as set forth in the table, no persons were paid any compensation for director services.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Michael Hamilton	20,000		20,000
Francis (Chuck) Rogers	10,000		10,000
Per Wimmer	5,000	30,715	35,715
Nina Hoque	2,500	30,715	33,215
Mary Losty	0	32,308	32,308

2017 Stock Incentive Plan

On December 6, 2017, the Board of Directors adopted the 2017 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to advance the interests of the Company and its stockholders by enabling the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the Company’s achievement of its economic objectives. The Plan was adopted subject to stockholders’ approval which has yet to be obtained.

The maximum number of shares of Common Stock that will be available for issuance under the Plan will be 913,612. The shares available for issuance under the Plan may, at the election of the Committee, be either treasury shares or shares authorized but unissued, and, if treasury shares are used, all references in the Plan to the issuance of shares will, for corporate law purposes, be deemed to mean the transfer of shares from treasury.

The Plan is administered by the Compensation Committee of the Board of Directors which has the authority to determine all provisions of Incentive Awards as the Committee may deem necessary or desirable and as consistent with the terms of the Plan, including, without limitation, the following:  (i) eligible recipients; (ii) the nature and extent of the Incentive Awards to be made to each Participant; (iii) the time or times when Incentive Awards will be granted; (iv) the duration of each Incentive Award; and (v) the restrictions and other conditions to which the payment or vesting of Incentive Awards may be subject.

No awards have been made under the Plan to date.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our common stock are required to report their ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain reporting persons that no other reports were required, except as set forth below, we believe that during our fiscal year ended October 31, 2017, no reports relating to our securities required to be filed by current reporting persons were filed late.

Initial statements of beneficial ownership on Form 3 were filed a few days late for each of Per Wimmer and Nina Hoque. We will continue monitoring Section 16 compliance by each of our directors and executive officers and will assist them where possible in their filing obligations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 29, 2018, regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock. The percentage ownership in this table is based on 10,262,273 shares issued and outstanding as of January 29, 2018. All numbers in the table have been adjusted to account for a 1 for 14 reverse stock split that was completed on January 11, 2017.

Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock
Michael Hamilton	7,143	*
Annmarie Gayle(2)	13,037	*
Michael Midgley	7,143	*
Blair Cunningham	24,297	*
Francis Rogers	7,143	*
Per Wimmer	7,143	*
Nina Hoque	7,143	*
Mary Losty	7,143	*
Niels Sondergaard(2) Carit Etlars Vej 17A 8700 Horsens Denmark	2,213,485	21.6%
BKF Asset Holding Inc. (3) 31248 Oak Crest Drive, Suite 110 Westlake Village, CA 91361	743,453	7.2%
G. Tyler Runnels (4) 2049 Century Park East, Suite 320 Los Angeles, CA 90067	1,310,946	12.8%
J. Steven Emerson (5) 1522 Ensley Avenue Los Angeles, CA 90024	1,099,408	10.7%
Bryan Ezralow (6) 23622 Calabasas Rd. Suite 200 Calabasas, CA 91302	1,163,410	11.3%
Forest Manor NV Albert Hahnplantsoen 23 Amsterdam The Netherlands	1,025,950	9.9%
All Directors and Executive Officers as a Group (Eight persons):	80,200	*

*) Less than 1%.

1)	Unless otherwise indicated, the address of all individuals and entities listed below is c/o Coda Octopus Group, Inc. 7380 Sand Lake Road, Suite #500, Orlando, FL 32819.
2)	Does not include 2,213,485 shares beneficially owned by Ms. Gayle’s domestic partner. Ms. Gayle disclaims any beneficial ownership in those shares.
3)	Includes 25,000 shares held by International Advisors, LLC. The Company has been advised that Steven N. Bronson has voting and dispositive power over the shares held by these two entities.

4)	Includes 1,002,852 shares held by the G. Tyler Runnels and Jasmine Niklas Runnels TTEES of The Runnels Family Trust DTD 1-11-2000 of which Mr. Runnels is a trustee; 219,300 shares held by T.R. Winston; 25,140 shares held by High Tide LLC; 24,368 shares held by TRW Capital Growth Fund, Ltd.; and 14,286 shares held by Pangaea Partners. The Company has been advised that Mr. Runnels has voting and dispositive power with respect to all of these shares.
5)	Includes the following: 138,776 held by IRA R/O II; 112,755 shares held by Roth IRA; 49,328 shares held by the Brian Emerson IRA; 330,161 shares held by Emerson Partners; 8,286 shares held by the Alleghany Meadows IRA; and 8,286 shares held by the Jill Meadows IRA. The Company has been advised that Mr. Emerson has voting and dispositive power with respect to all of these shares.
6)	Consists of 986,369 shares held by the Bryan Ezralow 1994 Trust u/t/d 12/22/1994; and 177,041 shares held by EZ MM&B Holdings, LLC. The Company has been advised that Mr. Ezralow has voting and dispositive power with respect to these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On or around October 24, 2016 our CEO provided Coda Octopus Colmek with a working capital loan of $1,000,000. The loan accrues interest of 4.5% per annum. This loan is due to be repaid on November 30, 2018.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Frazier & Deeter, LLC, our principal accountants, for professional services rendered for the audit of the Company’s annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company’s Quarterly reports on Form 10-Q during the last two fiscal years 2017 and 2016 were $151,506 and $161,046, respectively.

Audit-Related Fees. The aggregate fees billed by Frazier & Deeter, LLC, our principal accountants, for professional services rendered in connection with the audits of acquired businesses, the review of and consent to the filing of registration statements, and assistance in responding to comment letters issued by the Securities & Exchange Commission during the last two fiscal years 2017 and 2016 were $0 and $0, respectively.

Tax Fees. The aggregate fees billed by the Company’s principal accountants for tax compliance, tax advice and tax planning services rendered to the Company during the last two fiscal years 2017 and 2016 were $0 and $0, respectively.

All Other Fees. The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than as reported above.

Prior to the Company’s engagement of its independent auditor, such engagement is approved by the Company’s audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company’s Audit Committee Charter, the independent auditors and management are required to report to the Company’s audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by the Company for the year ended October 31, 2017, were approved by the Company’s audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Plan and Agreement of Merger dated July 12, 2004 by and between Panda and Coda Octopus *
3.1	Restated Certificate of Incorporation**
3.1.1.	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock******
3.2	By-Laws *
10.16	Subscription Agreement dated February 21, 2008, between the Company and The Royal Bank of Scotland***
10.17	Form of Loan Note Instrument dated February 21, 2008***
10.18	Form of Loan Note Certificate***
10.19	Security Agreement dated February 21, 2008***
10.20	Floating Charge executed by Coda Octopus R&D Limited dated February 21, 2008***
10.21	Floating Charge executed by Coda Octopus Products Limited dated February 21, 2008***
10.22	Form of Guarantee***
10.24	Debenture issued by Martech Systems (Weymouth) Limited***
10.25	Deed of Amendment to Loan Note Transaction Documents dated October 31, 2015 by and between the Company and CCM Holdings LLC***
10.26	[Reserved]
10.27	Employment Contract between Coda Octopus Colmek, Inc. and Mike Midgley****
10.28	Consultancy Agreement dated June 15, 2013 between the Company and Taktos Limited****
10.29	Employment Contract dated January 1, 2013 between Coda Octopus Products, Inc. and Blair Cunningham****
10.30	Deed of Amendment to Loan Note Transaction Documents dated October 17, 2016 by and between the Company and CCM Holdings LLC**
10.31	Deed of Amendment to Loan Note Transaction Documents dated November 1, 2016 by and between the Company and CCM Holdings LLC*****
10.32	Employment Contract dated March 16, 2017 between the Company and Annmarie Gayle*****
10.33	Loan Agreement, dated as of April 28, 2017, by and between Coda Octopus Group, Inc., Coda Octopus Products, Inc., Coda Octopus Colmek, Inc. and HSBC Bank USA, N.A.******
10.34	Form of Security Agreement, dated April 28, 2017******
10.35	Promissory Note dated April 28, 2017******
10.36	2017 Stock Incentive Plan
14	Code of Ethics
31.1	Chief Executive Office and Chief Financial Officer Certification
32	Certificate Pursuant to 18 U.S.C Section 1350

*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC File No.143144)
**	Incorporated by reference to the Company’s Registration Statement on Form 10.
***	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007
****	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2010
*****	Incorporated by reference to the Company’s Registration Statement on Form 10/A filed March 29,2017
******	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 2, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: January 30, 2018	CODA OCTOPUS GROUP, INC.

/s/ Annmarie Gayle
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Annmarie Gayle, his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, severally, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney may be executed in counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Annmarie Gayle	Chief Executive Officer and Chairman	January 30, 2018
Annmarie Gayle	(Principal Executive Officer)

/s/ Michael Midgley	Chief Financial Officer	January 30, 2018
Michael Midgley	(Principal Financial Officer)

/s/ Michael Hamilton	Director	January 30, 2018
Michael Hamilton

/s/ Per Wimmer	Director	January 30, 2018
Per Wimmer

/s/ Nina Hoque	Director	January 30, 2018
Nina Hoque

/s/ Mary Losty	Director	January 30, 2018
Mary Losty

/s/ Francis Rogers	Director	January 30, 2018
Francis Rogers

Consolidated Financial Statements

For the Years Ended October 31, 2017 and 2016

CODA OCTOPUS GROUP, INC.

46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Coda Octopus Group, Inc.

We have audited the accompanying consolidated balance sheets of Coda Octopus Group, Inc. (the “Company”) as of October 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended October 31, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coda Octopus Group, Inc. as of October 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Frazier & Deeter, LLC

January 30, 2018
Tampa, Florida

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

October 31, 2017 and 2016

ASSETS

	2017	2016
CURRENT ASSETS

Cash and Cash Equivalents	$6,851,539	$5,601,767
Restricted Cash	-	13,694
Accounts Receivables, net	1,418,114	3,274,204
Inventory	3,652,249	2,598,925
Unbilled Receivables	2,723,172	3,406,693
Other Current Assets	320,814	140,954
Prepaid Expenses	291,623	112,884

Total Current Assets	15,257,511	15,149,121

FIXED ASSETS
Property and Equipment, net	5,213,281	3,840,500

OTHER ASSETS
Deferred Tax Assets	-	96,374
Goodwill and Other Intangibles, net	3,589,281	3,749,525

Total Other Assets	3,589,281	3,845,899

Total Assets	$24,060,073	$22,835,520

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

October 31, 2017 and 2016

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2017	2016
CURRENT LIABILITIES

Accounts Payable	$981,994	$1,396,475
Accrued Expenses and Other Current Liabilities	519,208	794,067
Loans and Note Payable, current	2,212,951	846,994
Deferred Revenues	402,955	464,541

Total Current Liabilities	4,117,108	3,502,077

LONG-TERM LIABILITIES

Deferred revenue, long term	49,143	-
Loans and Note Payable, long term	6,066,402	9,178,930

Total Long Term Liabilities	6,115,545	9,178,930

Total Liabilities	10,232,653	12,681,007

STOCKHOLDERS’ EQUITY

Preferred stock, Series C, $.001 par value; 5,000,000 shares authorized, 1,000 and 1,100 issued and outstanding, as of October 31, 2017 and 2016, respectively	1	1
Common stock, $.001 par value; 150,000,000 shares authorized, 9,136,121 and 9,094,156 shares issued and outstanding as of October 31, 2017 and 2016, respectively	9,136	9,094
Additional paid-in capital	52,839,651	52,805,455
Accumulated other comprehensive loss	(2,038,431)	(2,337,437)
Accumulated deficit	(36,982,937)	(40,322,600)

Total Stockholders’ Equity	13,827,420	10,154,513

Total Liabilities and Stockholders’ Equity	$24,060,073	$22,835,520

The accompanying notes are an integral part of these condensed financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

	Year Ended
	October 31, 2017	October 31, 2016

Net Revenues	$18,025,173	$21,118,319

Cost of Revenues	6,057,448	8,465,322

Gross Profit	11,967,725	12,652,997

OPERATING EXPENSES

Research & Development	1,380,381	1,013,125
Selling, General & Administrative	6,769,327	6,101,227

Total Operating Expenses	8,149,708	7,114,352

INCOME FROM OPERATIONS	3,818,017	5,538,645

OTHER INCOME (EXPENSE)
Other Income	121,278	172,090
Interest Expense	(597,011)	(856,432)

Total Other Income (Expense)	(475,733)	(684,342)

NET INCOME BEFORE INCOME TAXES	3,342,284	4,854,303

INCOME TAX BENEFIT (EXPENSE)	(2,621)	76,245

NET INCOME	$3,339,663	$4,930,548

NET INCOME PER SHARE:
Basic	$0.37	$0.60
Diluted	$0.36	$0.58

WEIGHTED AVERAGE SHARES:
Basic	9,111,356	8,282,988
Diluted	9,311,356	8,440,131

NET INCOME	$3,339,663	$4,930,548
Other Comprehensive Income (Loss):

Foreign currency translation adjustment	299,006	(2,710,953)

Total Other Comprehensive Income (Loss)	299,006	(2,710,953)

COMPREHENSIVE INCOME (LOSS)	$3,638,669	$2,219,595

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended October 31, 2017 and 2016

	Preferred Stock Series A		Preferred Stock Series C		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2015	200	$-	1,100	$1	6,716,714	$6,716	$49,129,967	$373,516	$(45,253,148)	$4,257,052

Cancellation of Series A Preferred Stock	(200)	-	-	-	-	-	-	-	-	-
Stock issued for terminal conversion Premium	-	-	-	-	2,310,477	2,310	3,555,826	-	-	3,558,136
Stock Issued to Directors	-	-	-	-	42,857	43	88,187	-	-	88,230
Stock Issued to Consultant	-	-	-	-	24,107	24	31,476	-	-	31,500
Foreign currency translation adjustment	-	-	-	-	-	-	-	(2,710,953)	-	(2,710,953)
Net Income	-	-	-	-	-	-	-	-	4,930,548	4,930,548
Balance, October 31, 2016	-	-	1,100	1	9,094,156	9,094	$52,805,455	(2,337,437)	(40,322,600)	10,154,513

Stock Issued to Consultant	-	-	-	-	20,536	21	40,479	-	-	40,500
Stock Issued to Board of Directors	-	-	-	-	21,429	21	93,717	-	-	93,738
Redemption of Series C Preferred stock	-	-	(1,100)	(1)	-	-	(1,099,999)	-	-	(1,100,000)
Issuance of Series C Preferred Stock in lieu of interest obligations	-	-	1,000	1	-	-	999,999	-	-	1,000,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	299,006	-	299,006
Net Income	-	-	-	-	-	-	-	-	3,339,663	3,339,663

Balance, October 31, 2017	-	$-	1,000	$1	9,136,121	$9,136	$52,839,651	$(2,038,431)	$(36,982,937)	$13,827,420

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	October 31, 2017	October 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,339,663	$4,930,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	953,626	809,377
Stock compensation	134,238	119,730
Realized gain on the sale of fixed assets	(109,413)	-
Bad debt allowance	-	30,053
(Increase) decrease in operating assets:
Accounts receivable	1,856,090	(1,240,962)
Inventory	(1,053,324)	1,182,386
Unbilled receivables	683,521	(1,926,819)
Other current assets	(179,860)	178,527
Prepaid expenses	(178,739)	13,620
Deferred tax asset	96,374	(60,411)
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(689,341)	451,942
Deferred tax liabilities	-	(35,963)
Deferred revenues	(12,443)	(31,025)
Net Cash Provided by Operating Activities	4,840,392	4,385,040
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,561,551)	(614,220)
Restricted cash	13,694	196
Proceeds from the sale of fixed assets	504,802	-
Net Cash Used in Investing Activities	(2,043,055)	(614,024)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments - loans and notes payable	(746,571)	(1,768,990)
Redemption of Series C preferred stock	(1,100,000)	-
Net Cash Used in Financing Activities	(1,846,571)	(1,768,990)
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	299,006	(2,710,953)

NET INCREASE (DECREASE) IN CASH	1,249,772	(708,927)

CASH AT THE BEGINNING OF THE PERIOD	5,601,767	6,310,694

CASH AT THE END OF THE PERIOD	$6,851,539	$5,601,767
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$697,877	$1,094,432
Cash paid for taxes	$64,993	$100,098
Non-cash transactions:
Common stock issued for terminal conversion premium	$-	$3,558,136
Preferred stock issued for accrued interest	$1,000,000	$-
Repayment of secured debt directly with proceeds of note payable	$8,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Coda Octopus Group, Inc. (“we “,”us” “the Company “or“Coda”). We are developers of underwater technologies and equipment for imaging, mapping, defense and survey applications. We are based in Florida, with research and development, sales and manufacturing facilities located in the United Kingdom, Australia and Norway. We also have engineering operations in the state of Utah, and the United Kingdom. We hold significant patents relating to our real time 3D sonars and associated software.

The consolidated financial statements include the accounts of Coda Octopus Group, Inc. and our domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

a. Basis of Presentation

The Company has adopted the Financial Accounting Standards Board (FASB) Codification (Codification). The Codification is the single official source of authoritative accounting principles generally accepted in the United States of America (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities, and all of the Codification’s content carries the same level of authority.

b. Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At times such investments may be in excess of federal deposit insurance limits.

c. Trade Accounts Receivable

Trade accounts receivable are recorded net of an allowance for doubtful accounts. The Company provides for an allowance for doubtful collections that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Balances still outstanding after the Company has used reasonable collection efforts are written off though a charge to the valuation allowance and a credit to trade accounts receivable. The allowance for doubtful accounts was $36,553 and $30,053 as of October 31, 2017 and 2016, respectively.

d. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for minor replacements, maintenance and repairs which do not increase the useful lives of the property and equipment are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation and amortization are computed using the straight-line method over their estimated useful lives which is typically three to four years for equipment and 30 years for land and buildings.

e. Advertising

Coda follows the policy of charging the costs of advertising to expense as incurred, which aggregated $0 and $130 for the years ended October, 31 2017 and 2016, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

f. Inventory

Inventory is stated at the lower of cost (weighted average method) or market. Inventory consisted of the following components:

	October 31,	October 31,
	2017	2016

Raw materials and parts	$2,651,511	$1,734,798
Work in progress	501,692	88,682
Demo goods	349,480	324,752
Finished goods	149,566	450,693

Total Inventory	$3,652,249	$2,598,925

g. Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues including unbilled and deferred revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates related to the percentage of completion method used to account for contracts including costs and earnings in excess of billings, billings in excess of costs and estimated earnings and the valuation of goodwill.

h. Revenue Recognition

Our revenue is derived from sales of underwater technologies and equipment for imaging, mapping, defense and survey applications and from the engineering services which we provide. Revenue is recognized when evidence of a contractual arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. No right of return privileges are granted to customers after delivery.

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

h. Revenue Recognition (Continued)

For arrangements that are generated from time and material contracts where there is a signed agreement and approved purchase order in place that specifies the fixed hourly rate and other reimbursable costs to be billed based on material and direct labor hours incurred, revenue is recognized based on material and direct labor hours incurred. Revenues from fixed-price contracts are recognized on the percentage of completion method, measured by the percentage of costs incurred (materials and direct labor hours) to date to estimated total services (materials and direct labor hours) for each contract. This method is used as expenditures for direct materials and labor hours are considered to be the best available measure of progress on these contracts. Losses on fixed-price contracts are recognized during the period in which the loss first becomes apparent based upon costs incurred to date and the estimated costs to complete as determined by experience from similar contracts. Variations from estimated contract performance could result in adjustments to operating results.

Rental revenue is recognized monthly over the term of the rental period.

i. Concentrations of Risk

Credit losses, if any, have been provided for in the consolidated financial statements and are based on management’s expectations. The Company’s accounts receivable are subject to potential concentrations of credit risk, since a significant part of the Company’s sales are to a small number of companies and, even though these are generally established businesses, market fluctuations such as the price of oil may affect our customers’ ability to meet their obligations to us.

The Company’s bank deposits are held with financial institutions both in and out of the USA. At times, such amounts may be in excess of applicable government mandated insurance limits. The Company has not experienced any losses in such accounts or lack of access to its cash, and believes it is not exposed to significant risk of loss with respect to cash.

j. Contracts in Progress (Unbilled Receivables and Deferred Revenue)

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the consolidated balance sheets as Unbilled Receivables of $2,723,172 and $3,406,693 as of October 31, 2017 and 2016, respectively.

Our Deferred Revenue of $402,955 and $464,541 as of October 31, 2017 and 2016, respectively, consists of billings in excess of costs and revenues received as part of our warranty obligations upon completing a sale – elaborated further in the last paragraph of this note.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

j. Contracts in Progress (Unbilled Receivables and Deferred Revenue) (Continued)

Revenue received as part of sales of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales, with these amounts amortized over 12 months, our stated warranty period, from the date of sale. These amounts are stated on the balance sheets as a component of Deferred Revenue of $452,098 and $464,541 as of October 31, 2017 and 2016, respectively.

k. Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification 740, Income Taxes (ASC 740). Under ASC 740, deferred income tax assets and liabilities are recorded for the income tax effects of differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax reporting. The Company’s differences arise principally from the use of various accelerated and modified accelerated cost recovery systems for income tax purposes versus straight-line depreciation used for book purposes and from the utilization of net operating loss carry-forwards.

Deferred tax assets and liabilities are the amounts by which the Company’s future income taxes are expected to be impacted by these differences as they reverse. Deferred tax assets are based on differences that are expected to decrease future income taxes as they reverse. Correspondingly, deferred tax liabilities are based on differences that are expected to increase future income taxes as they reverse. Note 7 below discusses the amounts of deferred tax assets and liabilities, and also presents the impact of significant differences between financial reporting income and taxable income.

For income tax purposes, the Company uses the percentage of completion method of recognizing revenues on long-term contracts which is consistent with the Company’s financial reporting under U.S. generally accepted accounting principles.

l. Intangible Assets

Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (or goodwill), customer relationships, non-compete agreements and licenses. Goodwill was allocated to our reporting units based on the original purchase price allocation. Goodwill is not amortized and is evaluated for impairment annually or more often if circumstances indicate impairment may exist. Customer relationships, non-compete agreements, patents and licenses are being amortized on a straight-line basis over periods of 2 to 10 years. The Company amortizes its limited lived intangible assets using the straight-line method over their estimated period of benefit. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. At the end of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. There were no impairment charges recognized during the years ended October 31, 2017 and 2016.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

m. Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair values because of the short-term nature of these instruments. The aggregate carrying amount of the notes payable approximates fair value as they bear interest at a market interest rate based on their term and maturity. The fair value of the Company’s long-term debt approximates its carrying amount based on the fact that the Company believes it could obtain similar terms and conditions for similar debt.

n. Foreign Currency Translation

Assets and liabilities are translated at the prevailing exchange rates at the balance sheet dates; related revenue and expenses are translated at weighted average exchange rates in effect during the period and stockholders’ equity; and fixed assets and long-term investments are recorded at historical exchange rates. Resulting translation adjustments are recorded as a separate component in stockholders’ equity as part of accumulated other comprehensive income or (loss) as may be appropriate. Foreign currency transaction gains and losses are included in the consolidated statements of income and comprehensive income.

o. Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. No impairment loss was recognized during the years ended October 31, 2017 and 2016, respectively.

p. Research and Development

Research and development costs consist of expenditures for the development of present and future patents and technology, which are not capitalizable. Under current legislation, we are eligible for UK and Norway tax credits related to our qualified research and development expenditures.

Tax credits are classified as a reduction of research and development expense. During the years ended October 31, 2017 and 2016, we had $416,624 and $341,777, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

q. Stock Based Compensation

We recognize the expense related to the fair value of stock based compensation awards within the consolidated statements of income and comprehensive income. We use the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

r. Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income includes gains and losses on foreign currency translation adjustments and is included as a component of stockholders’ equity.

s. Earnings Per Share

We compute basic earnings per share by dividing the income attributable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share include the dilutive effect, if any, from the potential exercise of stock options and warrants.

Following is a reconciliation of earnings from continuing operations and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share:

	Year	Year
	Ended	Ended
	Oct 31,	Oct 31,
Fiscal Period	2017	2016
Numerator:
Net Income	$3,339,663	$4,930,548

Denominator:
Basic weighted average common shares outstanding	9,111,356	8,282,988
Conversion of Series C Preferred Stock	200,000	157,143
Diluted outstanding shares	9,311,356	8,440,131
Earnings from continuing operations

Basic	$0.37	$0.60
Diluted	$0.36	$0.58

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

t. Restricted Cash

The Company was required to have a specific cash account to guarantee a lease in Norway whereby the lessor had access to draw on the account upon default on the lease. The amount required to be held in the account was $0 and $13,694 as of October 31, 2017 and 2016, respectively, and is shown as a short term asset as of October 31, 2016. This lease expired and the premises were surrendered in accordance with its terms and upon which this amount was repaid to the Company.

u. Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during fiscal year 2017 that have significance, or potential significance, to our Consolidated Financial Statements.

Recent Accounting Pronouncements Not Yet Effective

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

On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the balance sheet. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to the accounting and presentation of share-based payments. The amendments require entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. All tax-related cash flows resulting from share-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the share-based payments including the cash flow presentation must be adopted either prospectively or retrospectively. Further, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We have evaluated this standard and do not feel that it will have a negative impact on our financial statements.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

u. Recent Accounting Pronouncements (Continued)

With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

v. Liquidity

At October 31, 2017, we had cash on hand of approximately $6.9 million and both billed and unbilled receivables of approximately $4.1 million. Our current cash balance represents approximately one year of Selling, General and Administrative Expenses. The Company continues to critically evaluate the level of expenses that we incur and reduce those expenses as appropriate.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

NOTE 3 - INTANGIBLE ASSETS AND GOODWILL

Goodwill and Other Intangible Assets are evaluated on an annual basis. If there is reason to believe that their values have been diminished or impaired. Write-downs, if any, will be included in results from operations.

The identifiable intangible assets acquired and their carrying value as of October 31, 2017 and 2016, are as follows:

	October 31,	October 31,
	2017	2016

Customer relationships (weighted average life of 10 years)	$896,624	$886,164
Non-compete agreements (weighted average life of 3 years)	198,911	198,911
Patents and other (weighted average life of 10 years)	294,175	294,175

Total identifiable intangible assets - gross carrying value	1,389,710	1,379,250

Less: accumulated amortization	(1,182,537)	(1,011,833)

Total intangible assets, net	$207,173	$367,417

Future estimated annual amortization expenses as of October 31, 2017 as follows:

Years Ending October 31	Amount

2018	$40,595
2019	40,595
2020	40,595
2021	40,595
2022	40,595
Thereafter	4,198

Totals	$207,173

Amortization of patents, customer relationships, non-compete agreements and licenses included as a charge to income amounted to $163,519 and $46,986 for the years ended October 31, 2017 and 2016, respectively. Goodwill is not being amortized.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

NOTE 3 - INTANGIBLE ASSETS AND GOODWILL (Continued)

As a result of the acquisitions of Coda Octopus Martech, Ltd., Coda Octopus Colmek, Inc., Coda Octopus Products, Ltd., and Dragon Design, Ltd., the Company has goodwill in the amount of $3,382,108 as of October 31, 2017 and 2016, respectively. The carrying amount of goodwill as of October 31, 2017 and 2016, respectively are recorded below:

	2017	2016
Breakout of Goodwill:

Coda Octopus Colmek, Inc.	$2,038,669	$2,038,669
Coda Octopus Products, Ltd	62,315	62,315
Coda Octopus Martech, Ltd	998,591	998,591
Coda Octopus Martech, Ltd (from Dragon Design Ltd Acquisition)	282,533	282,533

Total Goodwill	$3,382,108	$3,382,108

Considerable management judgment is necessary to estimate the fair value of goodwill. We enlisted the assistance of an independent valuation consultant to determine the values of our intangible assets and goodwill at the dates of acquisition and by management for the dates thereafter.

Based on various market factors and projections used by management, actual results could vary significantly from management’s estimates.

The Company’s policy is to test its goodwill balances for impairment on an annual basis, in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

The goodwill assets of the Company arise chiefly from the acquisition of two wholly owned subsidiaries that comprise the Company’s services segments – Colmek and Martech. The goodwill impairment evaluation was conducted at the end of the financial year 2017 and management’s opinion is that the fair value exceeds the carrying values. As such no impairment was recorded by management.

Based on these evaluations, the fair value of goodwill exceeds its carrying value. As such no impairment was recorded by management.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2017 and 2016:

	2017	2016

Buildings	$4,082,346	$2,777,364
Land	200,000	200,000
Office machinery and equipment	2,064,449	1,679,207
Furniture, fixtures and improvements	1,165,897	812,807
Totals	7,512,692	5,469,378
Less: accumulated depreciation	(2,299,411)	(1,628,878)

Property and Equipment – net	$5,213,281	$3,840,500

Depreciation expense for the years ended October 31, 2017 and 2016 was $790,107 and $762,391, respectively.

NOTE 5 - OTHER CURRENT ASSETS

Other current assets consisted of the following at October 31, 2017 and 2016:

	2017	2016

Deposits (credits)	$11,255	$(349)
Other receivables	73,600	35,543
Value added tax (VAT) receivable	235,959	105,760

Total Other Current Assets	$320,814	$140,954

NOTE 6 – CAPITAL STOCK

Common Stock

On or around January 11, 2017, the Company effected a one for fourteen (1 for 14) reverse stock split of our issued and outstanding common stock. All historical share numbers in our audited Consolidated Financial Statements have been adjusted retroactively to account for the said reverse stock split. Effecting the reverse stock split reduced the number of issued and outstanding shares of common stock as of January 11, 2017 to 9,102,192.

The Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.001 per share.

On March 1, 2016, the Company issued 2,310,477 shares of its common stock to CCM Holdings, LLC to extinguish the $3,558,136 terminal conversion premium which accrued under the Senior Secured Convertible Debentures.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

NOTE 6 – CAPITAL STOCK (Continued)

Common Stock (Continued)

On May 25 and June 16, 2016, the Company issued 28,572 shares to four members of the Board of Directors for their services performed as directors. These shares were valued at their approximate trading price of $57,650 which was charged to operations.

On June 16, 2016, the Company issued an aggregate of 8,036 shares to two individuals for services rendered. These shares were valued at their approximate trading price of $10,500 which was charged to operations.

On August 1, 2016, the Company issued 14,285 to two members of the Board of Directors for their services performed as directors. These shares were valued at their approximate trading price of $30,580 which was charged to operations.

On August 25 and August 30, 2016, the Company issued an aggregate of 16,071 shares to two individuals for services rendered. These shares were valued at $21,000 which was charged to operations.

On November 8, 2016, the Company issued 8,036 shares to two individuals for services rendered. These were valued at $10,500 which was charged to operations.

On June 23, 2017, the Company issued 6,250 shares to two individuals for services rendered. These were valued at $15,000 which was charged to operations.

On October 13, 2017, the Company issued 6,250 shares to two individuals for services rendered. These were valued at $15,000 which was charged to operations.

In June and August 2017, the Company issued 21,429 shares to three of our newly appointed directors for services rendered at a value of $93,738 which was charged to operations.

As of October 31, 2017, the Company had 9,136,121 shares of common stock issued and outstanding.

Preferred Stock

Series A and Series C Preferred Stock

The Company is also authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. We have designated 50,000 preferred shares as Series A preferred stock and 50,000 preferred shares as Series C preferred stock. The remaining 4,900,000 shares of preferred stock are not designated.

Pursuant to an Exchange Agreement concluded on June 30, 2015 between the Company and the Holder of 6,087 units of Series A Preferred, these units of Series A Preferred were cancelled, retired, and a new Series C preferred stock was created of which 1,100 units were issued, each unit having a stated value equal to $1,000. Series C Preferred Stock was convertible by the Holder or the Company subject to the Conversion Conditions being met and, if not converted, were redeemable at a fixed price of $1,100,000 on or before December 31, 2016. Series C Preferred stock does not have any voting rights and no dividends are payable on these shares. On or around December 31, 2016 these shares of Series C Preferred Stock were redeemed in full and the representative certificates were surrendered and cancelled.

On December 15, 2015 the Company purchased the 200 shares of Series A Preferred Stock that were outstanding at the end of the fiscal year ended October 31, 2015, for $37,070 and these Series A Preferred Stock have been surrendered and retired.

As of the date of this report, the Company has no shares of Series A Preferred Stock outstanding and this class has been eliminated and the appropriate Certificate of Elimination has been filed in Delaware and the Series C issued on or around June 30, 2015 were redeemed in full and cancelled.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

On or around April 28, 2017, pursuant to the terms of an Exchange Agreement between the Company and the Holder, the Company issued 1,000 units of Series C Preferred Stock, each unit having a stated value equal to $1,000 in extinguishment of $1,000,000 of interest payments due to said Holder in respect of Debentures described at the beginning of the table in Note 8. Series C Preferred Stock is convertible by the Holder or the Company subject to the Conversion Conditions being met at a Conversion Price of $5.00 per share and, if not converted, are redeemable at a fixed price of $1,000,000. The Holder has a liquidation preference over holders of common stock

As of October 31, 2017, the Series C Preferred Stock referred to in the paragraph immediately above are the only Series C issued and outstanding.

NOTE 7 - INCOME TAXES

The Company files federal income tax returns in the U.S. and state income tax returns in the applicable states on a consolidated basis. The Company’s subsidiaries also file in the appropriate foreign jurisdictions as applicable, most notably the United Kingdom.

The Company is required to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The Company has no significant unrecognized tax benefit during the years ended October 31, 2017 and 2016. The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

There are no material tax positions included in the accompanying consolidated financial statements at October 31, 2017 and 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company uses an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. Income tax expense is the current income tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

For income tax reporting purposes, the Company’s aggregate U.S. unused net operating losses approximate $10,698,000 as of October 31, 2017, which expire beginning in 2026 through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the U.S. tax carry-forward is approximately $4,172,200 at October 31, 2017. The Company has provided a valuation reserve against substantially all of the net operating loss benefit. For the years ended October 31, 2017 and 2016, respectively the Company had an Alternative Minimum Tax of $27,192 and $65,129 due.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

NOTE 7 - INCOME TAXES (Continued)

For income tax reporting purposes, the Company’s aggregate UK and Norway unused net operating losses approximate $12,718 with no expiration. The deferred tax asset related to the UK and Norway tax carry-forwards is approximately $1,780. The Company has provided a valuation reserve against a portion of the net operating loss benefit, because in the opinion of management which is based upon the earning history of the Company, it is more likely than not that the benefits allowed will not be fully realized. Those remaining and not allowed are recorded by the Company and are expected to be used in the near future.

Components of deferred tax assets as of October 31, 2017 and 2016 are as follows:

	2017	2016

Net operating loss carry-forward benefit	$4,172,200	$4,842,535
Valuation allowance	(4,172,200)	(4,746,161)

Net deferred tax asset	$-	$96,374

The Company did not incur any regular income tax but did incur an Alternative Minimum Tax expense in the USA. For financial purposes in its U.S. entities and other foreign entities not included above we have been able to use net operating loss carry-forwards and other timing differences during the current and prior year to offset any tax liabilities in the various tax jurisdictions. The use of these income tax benefits in the current and prior year have been adjusted for and offset by a valuation allowance as noted above. The Company believes the future use and benefit of these tax assets is still uncertain and may not be realized.

The Company’s income tax returns are subject to audit by taxing authorities for the years beginning November 1, 2014.

A reconciliation between the amounts of income tax benefit determined by applying applicable U.S. statutory tax rate to pre-tax income is as follows:

	2017	2016
Federal statutory rate of 35%	$1,169,799	$1,725,692

Alternative Minimum Tax	27,192	65,129

Foreign tax expense (benefit)	(24,571)	(141,374)

Use of NOL losses on consolidated tax returns	(1,169,799)	(1,725,692)

Total income tax (Benefit)	$2,621	$(76,245)

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

NOTE 8 - LOANS AND NOTES PAYABLE

Loans and notes payable consisted of the following at October 31, 2017 and 2016:

	2017	2016

On April 28, 2017, the Company repaid in full all outstanding amounts due under certain Debentures. These Debentures were paid using the $8,000,000 proceeds of the Secured Loan from HSBC Bank NA (see below for further information) and the accrued and unpaid interest under the Debentures of approximately $1,133,261 was satisfied through the issuance to Debenture holders of 1,000 shares of Series C Convertible Preferred Stock, par value $0.001, with a stated value of $1,000 each (the “Series C Preferred Stock”). The Company paid the balance in cash.	$-	$9,744,123

Secured note payable to HSBC with interest payable on the 28th day of each month at 4.56% per annum and the Company is required to make monthly principal and interest payment of $149,350. Additionally, within 150 days of the end of each fiscal year the Company is required to pay an additional amount of $700,000 which will be applied to reduce the principal outstanding under the Secured Loan. The loan is scheduled to mature on April 28, 2022; based on the payment scheduled in the Loan Agreement it is expected that the Loan will be repaid in full in approximately 45 months.	7,279,353

One of the subsidiaries has an unsecured working capital loan from the CEO of the Group. The note is due on November 30, 2018 and carries an interest rate of 4.5%.	1,000,000	-

The Company had in the 2016 period a 10-year secured mortgage for $527,675, secured by a building in the UK that required monthly principal payments of $4,018 along with interest at 2.75%, and was due to mature in October 2023. The conversion rate varied according to exchange rates fluctuations. This mortgage was secured by our building, located in Portland UK. This mortgage was paid in full on December 13, 2016.	-	281,801

Total	8,279,353	10,025,924
Less: current portion	(2,212,951)	(846,994)
Total Long-Term Loans and Notes Payable	$6,066,402	$9,178,930

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

NOTE 8 - LOANS AND NOTES PAYABLE (Continued)

A reconciliation of the convertible Senior Secured Debenture which was redeemed on or around April 28, 2017 is as follows:

	2017	2016

Bond Principal	$-	$8,600,000

Accrued Interest	-	1,144,123

Total Bond Payable	$-	$9,744,123

The convertible senior secured debenture was paid off on April 28, 2017, with the proceeds from the HSBC Senior Note, the issuance of Preferred Series C stock and cash.

Principal maturities on the current HSBC Senior Note as of October 31, 2017 are as follows:

Years Ending October 31,	Amount
2018	$2,212,951
2019	2,315,919
2020	2,423,678
2021	326,805

Totals	$7,279,353

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of foreign currency translation adjustments. Total other comprehensive income (loss) was $255,499 and $ (2,710,953) for the years ended October 31, 2017 and 2016, respectively.

A reconciliation of the other accumulated comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheets is as follows:

	2017	2016

Balance, beginning of year	$(2,337,437)	$373,516
Total other comprehensive income (loss) for the year - foreign currency translation adjustment	299,006	(2,710,953)
Balance, end of period	$(2,038,431)	$(2,337,437)

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

NOTE 10 - CONCENTRATIONS

Significant Customers

During the year ended October 31, 2017, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $4,036,591, or 22% of net revenues during the period. Total accounts receivable from this customer at October 31, 2017 was $289,571 or 21% of accounts receivable.

During the year ended October 31, 2016, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $8,016,453, or 38% of net revenues during the year. Total accounts receivable from these customers at October 31, 2016 was $331,126 or 10% of accounts receivable.

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company’s U.S. subsidiaries maintain a matching 401(k) retirement plan. The plan allows the Company to make matching contributions of 10 cents per dollar of employee contributions. U.S. employees who have at least nine months of service with the Company are eligible. In addition, the Company’s UK subsidiaries operate pension schemes which provide for the payment of the full contribution by the Company. These schemes in the UK operate on a defined contribution money purchase basis and the contributions are charged to operations as they arise. Finally, the Company is obligated to provide pension funding according to Norwegian legislation for its subsidiary located in Norway. The Company has an arrangement that fulfills this requirement. Employee benefit costs for the years ended October 31, 2017 and 2016 were $53,498 and $82,523, respectively.

NOTE 12 - OPERATING LEASES

The Company occupies various office and production facilities pursuant to both term and month-to-month leases. The leases expire at various times through February 28, 2019. The following schedule summarized the future minimum lease payments on the term operating leases:

Years Ending October 31	Amount

2018	$54,130
2019	13,533

Totals	$67,663

Rent expense for the years ended October 31, 2017 and 2016, was $93,797 and $279,072, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

NOTE 13 -SEGMENT ANALYSIS

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

The following table summarizes segment asset and operating balances by reportable segment for the years ended October 31, 2017 and 2016, respectively.

The Company’s reportable business segments operate in three geographic locations, as follows:

* United States

* Europe

* Australia

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are inter-segment sales which have been removed upon consolidation and for the purposes of the information shown below.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

NOTE 13 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Year Ended October 31, 2017

Revenues from External Customers	$10,986,268	$7,038,905	$-	$18,025,173

Cost of Revenues	2,246,881	3,810,567	-	6,057,448

Gross Profit	8,739,387	3,228,338	-	11,967,725

Research & Development	919,863	460,518	-	1,380,381
Selling, General & Administrative	3,220,635	2,714,054	834,638	6,769,327

Total Operating Expenses	4,140,498	3,174,572	834,638	8,149,708

Operating Income (Loss)	4,598,889	53,766	(834,638)	3,818,017

Other Income (Expense)

Other Income	117,106	4,172	-	121,278
Interest (Expense) Income	(709,763)	(56,697)	169,449	(597,011)

Total other income (expense)	(592,657)	(52,525)	169,449	(475,733)

Income (Loss) before income taxes	4,006,232	1,241	(665,189)	3,342,284

Income tax benefit (expense)	22,578	-	(25,199)	(2,621)

Net Income (Loss)	$4,028,810	$1,241	$(690,388)	$3,339,663

Supplemental Disclosures

Total Assets	$12,374,214	$11,479,953	$205,906	$24,060,073

Total Liabilities	1,109,003	1,475,442	7,648,208	10,232,653

Revenues from Intercompany Sales - eliminated from sales above	1,895,015	387,142	1,797,775	4,079,932

Depreciation and Amortization	528,667	412,220	12,739	953,626

Purchases of Long-lived Assets	2,419,093	129,989	12,470	2,561,552

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

NOTE 13 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Year Ended October 31, 2016

Revenues from External Customers	$10,584,141	$10,534,178	$-	$21,118,319

Cost of Revenues	3,081,892	5,383,430	-	8,465,322

Gross Profit	7,502,249	5,150,748	-	12,652,997

Research & Development	1,013,125	-	-	1,013,125
Selling, General & Administrative	2,848,809	2,785,195	467,223	6,101,227

Total Operating Expenses	3,861,934	2,785,195	467,223	7,114,352

Operating Income (Loss)	3,640,315	2,365,553	(467,223)	5,538,645

Other Income (Expense)

Other Income	166,449	5,641	-	172,090
Interest Expense	(813,402)	(277,875)	234,845	(856,432)

Total other income (expense)	(646,953)	(272,234)	234,845	(684,342)

Income (Loss) before income taxes	2,993,362	2,093,319	(232,378)	4,854,303

Income tax benefit (expense)	139,619	(39,783)	(23,591)	76,245

Net Income (Loss)	$3,132,981	$2,053,536	$(255,969)	$4,930,548

Supplemental Disclosures

Total Assets	$11,649,606	$10,883,182	$302,732	$22,835,520

Total Liabilities	1,381,048	1,019,074	10,280,885	12,681,007

Revenues from Intercompany Sales - eliminated from sales above	1,871,801	330,098	1,164,250	3,366,149

Depreciation and Amortization	503,327	293,219	12,831	809,377

Purchases of Long-lived Assets	604,607	(2,857)	12,470	614,220

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

NOTE 13 -SEGMENT ANALYSIS (Continued)

Information concerning principal geographic areas is presented below according to the area where the activity has taken place for the years ended October 31, 2017 and 2016, respectively:

	USA	Europe	Australia	Total

External Revenues by Geographic Locations

Year Ended October 31, 2017	$7,499,900	$9,056,589	$1,468,684	$18,025,173

Year Ended October 31, 2016	$11,116,336	$8,398,768	$1,603,215	$21,118,319

NOTE 14 – COMMITMENTS

Leases

Orlando, Florida

Our corporate offices are co-located with our subsidiary Coda Octopus Products, Inc. in Orlando where we lease premises on a month to month basis at $1,882 per month.

Edinburgh, Scotland

Our wholly owned United Kingdom subsidiary, Coda Octopus Products Ltd, leases office space comprising 4,099 square feet in Edinburgh, United Kingdom. The annual rent is fixed for the duration of the lease at the British Pounds equivalent of $54,130 (the rent is stated in British Pounds and is therefore subject to exchange rate fluctuations). We have consolidated our activities and now conduct our business from premises purchased in January 2017. We are, therefore, actively seeking to sub-let these premises for the remainder of its term. If we are not successful we will need to pay the rent and other costs associated with these premises up to February 28, 2019.

Production and Repair Services Facilities

Our wholly owned United Kingdom subsidiary, Coda Octopus Products Ltd, leased production workshop space comprising 2,450 square feet in Edinburgh, United Kingdom. We have consolidated our activities and now conduct our business from premises purchased in January 2017. This lease expired on November 14, 2017. The annual rent was the British Pounds equivalent of $26,950 (the rent is stated in British Pounds and is therefore subject to exchange rate fluctuations). We are currently negotiating dilapidations with the landlord of these premises.

Perth, Australia

We have a short-term lease for office space comprising 1000 square feet in in Perth, Australia. The lease expires on April 8, 2018. The annual rent is fixed for the duration of the lease at Australian Dollars equivalent of US$11,440. We do not intend to extend this lease upon its expiration.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

NOTE 14 – COMMITMENTS (Continued)

Leases (Continued)

Bergen, Norway

Our wholly owned Norwegian subsidiary, Coda Octopus R&D AS, re-located its facilities on November 30, 2016 and now leases a small facility comprising approximately 300 square feet of office space in a business center, on a month to month basis. We pay $2,350 on an annual basis (the rent is stated in Norwegian Kroner and is therefore subject to exchange rate variation).

Employment Agreements

Annmarie Gayle

Pursuant to the terms of an employment agreement dated March 16, 2017, the Company employs Ms. Gayle as its Chief Executive Officer on a full-time basis and a member of its Board of Directors. The annual salary is $230,000 payable on a monthly basis. Ms. Gayle is also entitled to an annual performance bonus of up to $100,000, upon achieving certain targets that are to be defined on an annual basis. The agreement provides for 30 days of paid holidays in addition to public holidays observed in Scotland.

The agreement has no definitive term and may be terminated only upon twelve months’ prior written notice by Ms. Gayle. In the event that the Company terminates her at any time without cause, she is entitled to a payment equal to her annual salary as well as a separation bonus of $150,000.

Blair Cunningham

Under the terms of an employment contract dated January 1, 2013, our wholly owned subsidiary Coda Octopus Products, Inc. employs Blair Cunningham as its Chief Executive Officer and President of Technology. He is being paid an annual base salary of $175,000 with effect from January 1, 2018, subject to review by the Company’s Chief Executive Officer. Mr. Cunningham is entitled to 25 vacation days in addition to any public holiday.

The agreement may be terminated only upon twelve-month prior written notice without cause. The Company may terminate the agreement for cause, immediately and without notice. Among others, “for cause” includes gross misconduct, a serious or repeated breach of the agreement and negligence and incompetence as reasonably determined by the Company’s Board. The agreement includes a 18-month non-compete and non-solicitation provision.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2017 and 2016

NOTE 14 – COMMITMENTS (Continued)

Employment Agreements (Continued)

Michael Midgley

Pursuant to the terms of an employment agreement dated June 1, 2011, Mike Midgley was appointed the Chief Executive Officer of our wholly owned subsidiary Coda Octopus Colmek, Inc and our Chief Financial Officer. He is being paid an annual salary of $200,000 subject to an annual review by Colmek’s Board of Directors and the Company’s Chief Executive Officer. Mr. Midgley is entitled to 20 vacation days in addition to any public holiday.

The agreement may be terminated at any time upon 4 months’ prior written notice. The Company may terminate the agreement for cause, immediately and without notice. Among others, “for cause” includes gross misconduct, a serious or repeated breach of the agreement and negligence and incompetence as reasonably determined by the Company’s Board. The agreement includes a 12-month non-compete and non-solicitation provision. On December 6, 2017, the board of directors of the Company appointed Mr. Midgley to be the Company’s Chief Financial Officer. In connection with this appointment, all rights and obligations under Mr. Midgley’s employment agreement with Colmek were transferred to and have been assumed by the Company.

NOTE 15 -SUBSEQUENT EVENTS

(i)	Appointment of Chief Financial Officer

On or around December 6, 2017, the Board of Directors appointed Mr. Michael Midgley Chief Financial Officer

(ii)	Adoption of Option Plan.

On December 6, 2017, the Board of Directors adopted the 2017 Stock Incentive Plan (the “Plan”). The Plan was adopted subject to stockholders’ approval which has yet to be obtained. The maximum number of shares of Common Stock that will be available for issuance under the Plan will be 913,612. No awards have been made under the Plan to date.

(iii)	Tax Cuts and Jobs Act

On December 22, 2017, the US Congress passed the Tax Cuts and Jobs Act, which reduced the corporate tax rate from 39% to 21%. This change would reduce the deferred tax asset described in Note 7, from $4,270,500 to $2,299,500. The Company has provided full valuation allowance against the deferred tax asset. There will not be an impact to these financial statements because of this tax law change. However, should our deferred tax asset valuation reverse we will not recognize benefits in the amounts previously expected.

(iv)	Consummation of Private Placement Transaction

Private Placement

On January 29, 2018, the Company consummated the sale and issuance of 1,125,950 shares of its common stock in a private placement of shares of common stock at $4.40 per share (the “Offering”).  Total gross proceeds from the Offering were $4,954,180.  The purchase price per share was based on a 10% discount of the volume weighted average price (VWAP) of the common stock on the Nasdaq Capital Market for the 30-consecutive trading-day period ending on January 22, 2018.

Under the terms of the Offering, the Company is required to file a re-sale registration statement prior to May 30, 2018 with respect to the shares issued in the Offering.  For a period of 36 months, the investors also have the right to purchase, based on their pro-rata ownership of common stock, shares (or securities convertible into shares) offered in subsequent offerings, subject to certain limited exceptions.

