Form 10-Q
period 2018-01-31
Coda Octopus Group, Inc.
filed 2018-03-19
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of March 19, 2018 is 10,352,348.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Financial Statements

For the Three Months Ended January 31, 2018 and 2017

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

January 31, 2018 and October 31, 2017

ASSETS

	2018	2017
	Unaudited
CURRENT ASSETS
Cash and Cash Equivalents	$11,988,981	$6,851,539
Accounts Receivables, Net	1,947,973	1,418,114
Inventory	4,165,294	3,652,249
Unbilled Receivables	1,594,063	2,723,172
Other Current Assets	134,734	320,814
Prepaid Expenses	304,401	291,623

Total Current Assets	20,135,446	15,257,511

FIXED ASSETS
Property and Equipment, net	5,258,716	5,213,281

OTHER ASSETS
Goodwill and Other Intangibles, net	3,569,499	3,589,281
Total Assets	$28,963,661	$24,060,073

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

January 31, 2018 and October 31, 2017

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2018	2017
	Unaudited
CURRENT LIABILITIES
Accounts Payable	$668,029	$981,994
Accrued Expenses and Other Current Liabilities	412,890	519,208
Loans and Note Payable, current	3,238,256	2,212,951
Deferred Revenues	399,152	402,955

Total Current Liabilities	4,718,327	4,117,108

LONG-TERM LIABILITIES

Deferred revenue, long term	1,155	49,143
Loans and Note Payable, long term	4,674,581	6,066,402

Total Long Term Liabilities	4,675,736	6,115,545

Total Liabilities	9,394,063	10,232,653

STOCKHOLDERS’ EQUITY

Preferred stock, Series C, $.001 par value; 5,00,000 shares authorized, 1,000 shares issued and outstanding, as of January 31, 2018 and October 31, 2017	1	1
Common stock, $.001 par value; 150,000,000 shares authorized, 10,262,071 and 9,136,121 shares issued and outstanding as of January 31, 2018 and October 31, 2017, respectively	10,262	9,136
Additional paid-in capital	57,792,705	52,839,651
Accumulated other comprehensive loss	(1,082,494)	(2,038,431)
Accumulated deficit	(37,150,876)	(36,982,937)

Total Stockholders’ Equity	19,569,598	13,827,420

Total Liabilities and Stockholders’ Equity	$28,963,661	$24,060,073

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Unaudited Consolidated Statements of Income and Comprehensive Income

For the Periods Indicated

	Three Months Ended
	January 31, 2018	January 31, 2017

Net Revenues	$3,050,557	$5,358,203

Cost of Revenues	946,107	1,983,046

Gross Profit	2,104,450	3,375,157

OPERATING EXPENSES

Research & Development	670,539	251,230
Selling, General & Administrative	1,505,757	1,405,888

Total Operating Expenses	2,176,296	1,657,118

(LOSS) INCOME FROM OPERATIONS	(71,846)	1,718,039

OTHER INCOME (EXPENSE)
Other Income	6,655	49,416
Interest Expense	(102,748)	(195,494)

Total Other Income (Expense)	(96,093)	(146,078)

NET (LOSS) INCOME BEFORE INCOME TAXES	(167,939)	1,571,961

INCOME TAX BENEFIT	-	-

NET (LOSS) INCOME	$(167,939)	$1,571,961

NET (LOSS) INCOME PER SHARE:
Basic	$(0.02)	$0.17
Diluted	$(0.02)	$0.17

WEIGHTED AVERAGE SHARES:
Basic	9,172,837	9,101,493
Diluted	9,172,837	9,101,493

NET (LOSS) INCOME	$(167,939)	$1,571,961
Other Comprehensive Income:

Foreign currency translation adjustment	955,937	421,160

Total Other Comprehensive Income	955,937	421,160

COMPREHENSIVE INCOME	$787,998	$1,993,121

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended January 31, 2018

						Accumulated
					Additional	Other
	Preferred Stock Series C		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2017 (Audited)	1,000	$1	9,136,121	$9,136	$52,839,651	$(2,038,431)	$(36,982,937)	$13,827,420

Stock Issued to Investors	-	-	1,125,950	1,126	4,953,054	-	-	4,954,180
Foreign currency translation adjustment	-	-	-	-	-	955,937	-	955,937
Net Loss	-	-	-	-	-	-	(167,939)	(167,939)
Balance, January 31, 2018 (Unaudited)	1,000	$1	10,262,071	$10,262	$57,792,705	$(1,082,494)	$(37,150,876)	$19,569,598

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Unaudited Consolidated Statements of Cash Flows

For the Periods Indicated

	Three Months Ended January 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(167,939)	$1,571,961
Adjustments to reconcile net (loss) income to net cash (used in)/provided by operating activities:
Depreciation and amortization	220,170	176,399
Stock compensation	-	10,500
(Increase) decrease in operating assets:
Accounts receivable	(529,859)	1,371,984
Inventory	(513,045)	(198,724)
Unbilled receivables	1,129,108	(1,114,606)
Other current assets	294,081	(526,736)
Prepaid expenses	(12,778)	(33,842)
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(528,284)	(464,175)
Deferred revenues	(51,791)	(43,000)
Net Cash (used in) provided by Operating Activities	(160,337)	749,761
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(245,822)	(1,680,111)
Deferred tax asset	-	(3,039)
Restricted cash	-	13,695
Net Cash used in Investing Activities	(245,822)	(1,669,455)
CASH FLOWS FROM FINANCING ACTIVITIES
(Payments) Receipts - loans and notes payable	(366,516)	109,697
Issuance of stock for cash	4,954,180	-
Redemption of Series C preferred stock	-	(1,100,000)
Net Cash Provided (Used) in Financing Activities	4,587,664	(990,303)
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	955,937	421,160

NET INCREASE (DECREASE) IN CASH	5,137,442	(1,488,837)

CASH AT THE BEGINNING OF THE PERIOD	6,851,539	5,601,767

CASH AT THE END OF THE PERIOD	$11,988,981	$4,112,930
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$91,248	$203,994

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2018 and 2017

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Coda Octopus Group, Inc.’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Coda Octopus Group, Inc. (the Company, Coda Octopus,” “we,” or “us”) filed audited consolidated financial statements as of and for the fiscal years ended October 31, 2017 and 2016 which included all information and notes necessary for such complete presentation in conjunction with its Annual Report on Form 10-K filed on January 30, 2018 (the “Annual Report”). The results of operations for the interim period ended January 31, 2018 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended October 31, 2017 included in the Annual Report. The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of January 31, 2018 and the results of operations, comprehensive income and cash flows for the interim periods ended January 31, 2018 and 2017. The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the US dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s UK-based operations are measured using the British Pound, Australian based operations are measured using Australian Dollars and Norwegian based operations are measured using Norwegian Kroner and Danish based operations are measured using Danish Kroners as the functional currencies. Foreign currency translation gains and losses are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are also included in other comprehensive income.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s short term financial instruments consist of cash and cash equivalents, receivables, accounts payable and the line of credit. The Company adjusts the carrying value of financial assets and liabilities denominated in other currencies such as cash, receivables, accounts payable and the lines of credit using the appropriate exchange rates at the balance sheet date. The Company believes that the carrying values of these short term financial instruments approximate their estimated fair values.

NOTE 3 – FOREIGN CURRENCY TRANSLATION

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted average exchange rates during the reporting period. The resulting translation gains and losses on assets and liabilities are recorded in accumulated other comprehensive income (loss), and are excluded from net income until realized through a sale or liquidation of the investment.

NOTE 4 – INVENTORY

Inventory is stated at the lower of cost (weighted average method) or market. Inventory consisted of the following components:

	January 31, 2018	October 31, 2017

Raw materials and parts	$3,427,366	$2,651,511
Work in progress	335,774	501,692
Demo goods	-	349,480
Finished goods	402,154	149,566
Total Inventory	$4,165,294	$3,652,249

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following components:

	January 31, 2018	October 31, 2017

Deposits	$11,414	$11,255
Other receivables	46,283	73,600
Value added tax (VAT) receivable	77,036	235,959

Total Other Current Assets	$134,734	$320,814

NOTE 6 – ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues including unbilled and deferred revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include costs and earnings in excess of billings, billings in excess of costs valuation of accounts receivables, valuation of inventory, valuation of Deferred Tax Assets (“DTAs”) and estimated earnings and the valuation of goodwill.

NOTE 7 – CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the consolidated balance sheets as Unbilled Receivables of $1,594,063 and $2,723,172 as of January 31, 2018 and October 31, 2017, respectively.

Our Deferred Revenue of $399,152 and $402,955 as of January 31, 2018 and October 31, 2017, respectively, consists of billings in excess of costs and revenues received as part of our warranty obligations upon completing a sale – and also subscriptions by customers for ongoing technical support of equipment purchased - elaborated further in the last paragraph of this note.

Billings in excess of cost and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the balance sheets. These amounts are stated on the balance sheets as a component of Deferred Revenue of $0 as of January 31, 2018 and October 31, 2017, respectively.

Revenue received as part of sales of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales, and Through Life Support with these amounts amortized over 12 months, our stated warranty period, from the date of sale and 60 months for Through Life Support. These amounts are stated on the balance sheets as a component of Deferred Revenue of $84,192 and $76,574 as of January 31, 2018 and October 31, 2017, respectively.

NOTE 8 - CONCENTRATIONS

Significant Customers

During the three months ended January 31, 2018, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenues from this customer were $364,661, or 12% of net revenues. Total accounts receivable from this customer at January 31, 2018 were $227,420 or 12% of accounts receivable.

During the three months ended January 31, 2017, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $1,935,662, or 36% of net revenues during the period. Total accounts receivable from these customers at January 31, 2017 was $129,696 or 7% of accounts receivable.

NOTE 9 – LOANS AND NOTES PAYABLE

	January 31,	October 31,
	2018	2017

Secured note payable to HSBC with interest payable on the 28th day of each month at 4.56% per annum and the Company is required to make monthly principal and interest payment of $149,350. Additionally, within 150 days of the end of each fiscal year the Company is required to pay an additional amount of $700,000 which will be applied to reduce the principal outstanding under the Secured Loan. The loan is scheduled to mature on April 28, 2022, based on the payment scheduled in the Loan Agreement it is expected that the Loan will be repaid in full in approximately 45 months.	$6,912,837	$7,279,353

One of the subsidiaries has an unsecured working capital loan from the CEO of the Group. The note is due on November 30, 2018 and carries an interest rate of 4.5%.	1,000,000	1,000,000

Total	7,912,837	8,279,353
Less: current portion	(3,238,256)	(2,212,951)
Total Long-Term Loans and Notes Payable	$4,674,581	$6,066,402

NOTE 10– ACCUMULATED OTHER COMPREHENSIVE INCOME

	January 31,	October 31,
	2018	2017

Balance, beginning of year	$(2,038,431)	$(2,337,437)
Total other comprehensive income (loss) for the year - foreign currency translation adjustment	955,937	299,006
Balance, end of period	$(1,082,494)	$(2,038,431)

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

NOTE 12 – EARNINGS PER COMMON SHARE

	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
Fiscal Period	2018	2017
Numerator:
Net (Loss) Income	$(167,939)	$1,571,961

Denominator:
Basic weighted average common shares outstanding	9,172,837	9,101,493
Conversion of Series C Preferred Stock	-	-
Diluted outstanding shares	9,172,837	9,101,493
Earnings from continuing operations

Basic	$(0.02)	$0.17
Diluted	$(0.02)	$0.17

Common stock equivalents of 200,000 shares were excluded from the January 31, 2018, computation as their effect would be anti-dilutive.

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

The following table summarizes segment assets and operating balances by reportable segment as of and for the three months ended January 31, 2018 and 2017 respectively.

The Company’s reportable business segments operate in three geographic locations. Those geographic locations are:

* United States

* Europe

* Australia

Information concerning principal geographic areas is presented below according to the area where the activity has taken place for the three months ended January 31, 2018 and 2017 respectively:

NOTE 13 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended January 31, 2018

Revenues from External Customers	$2,042,942	$1,007,615	$-	$3,050,557

Cost of Revenues	430,131	515,976	-	946,107

Gross Profit	1,612,811	491,639	-	2,104,450

Research & Development	442,274	228,265	-	670,539
Selling, General & Administrative	577,565	630,874	297,318	1,505,757

Total Operating Expenses	1,019,839	859,139	297,318	2,176,296

Operating Income (Loss)	592,972	(367,500)	(297,318)	(71,846)

Other Income (Expense)

Other Income	6,655	-	-	6,655
Interest (Expense)	(4,419)	(14,949)	(83,380)	(102,748)

Total other income (expense)	2,236	(14,949)	(83,380)	(96,093)

Income (Loss) before income taxes	595,208	(382,449)	(380,698)	(167,939)

Income tax benefit (expense)	-	-	-	-

Net Income (Loss)	$595,208	$(382,449)	$(380,698)	$(167,939)

Supplemental Disclosures

Total Assets	$12,419,192	$11,095,135	$5,449,334	$28,963,661

Total Liabilities	862,542	1,405,271	7,126,250	9,394,063

Revenues from Intercompany Sales - eliminated from sales above	471,218	10,189	675,000	1,156,407

Depreciation and Amortization	137,518	79,715	2,937	220,170

Purchases of Long-lived Assets	201,917	43,905	-	245,822

NOTE 13 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended January 31, 2017

Revenues from External Customers	$2,450,599	$2,907,604	$-	$5,358,203

Cost of Revenues	730,021	1,253,025	-	1,983,046

Gross Profit	1,720,578	1,654,579	-	3,375,157

Research & Development	251,230	-	-	251,230
Selling, General & Administrative	574,648	686,411	144,829	1,405,888

Total Operating Expenses	825,878	686,411	144,829	1,657,118

Operating Income (Loss)	894,700	968,168	(144,829)	1,718,039

Other Income (Expense)

Other Income	49,416	-	-	49,416
Interest (Expense)	(350,334)	(124,221)	279,061	(195,494)

Total other income (expense)	(300,918)	(124,221)	279,061	(146,078)

Income before income taxes	593,782	843,947	134,232	1,571,961

Income tax benefit (expense)	-	-	-	-

Net Income	$593,782	$843,947	$134,232	$1,571,961

Supplemental Disclosures

Total Assets	$10,586,262	$12,249,349	$506,050	$23,341,661

Total Liabilities	843,107	1,716,788	9,723,632	12,283,527

Revenues from Intercompany Sales - eliminated from sales above	172,853	59,899	118,875	351,627

Depreciation and Amortization	101,463	71,725	3,211	176,399

Purchases of Long-lived Assets	1,645,460	22,181	12,470	1,680,111

NOTE 13 – SEGMENT ANALYSIS (continued)

	USA	Europe	Australia	Total

External Revenues by Geographic Locations

Three Months Ended January 31, 2018	$1,087,626	$1,822,036	$140,895	$3,050,557

Three Months Ended January 31, 2017	$2,749,768	$2,017,036	$591,399	$5,358,203

NOTE 14 – INCOME TAXES

On December 22, 2017, the US Congress passed the Tax Cuts and Jobs Act, which reduced the corporate tax rate from 39% to 21%. This change would reduce the deferred tax asset, from $4,270,500 to $2,299,500 as of October 31, 2017. The Company has provided full valuation allowance against the deferred tax asset. There will not be an impact to these financial statements because of this tax law change. However, should our deferred tax asset reverse we will not recognize benefits in the amounts previously expected.

NOTE 15 - SUBSEQUENT EVENTS
1.

Pursuant to an agreement entered into in June 2017, on February 1, 2018 the Company issued an aggregate of 6,250 shares of its common stock to two consultants for services rendered at a value of $4.62 for each share of common stock.

2.	On February 5, 2018, the Company sold 75,000 shares of its common stock to one of its’ directors, at a price of $4.61 per share. The purchase price per share reflects the market value of the Company’s common stock, which, for purposes of stock sales to directors, is defined by the Nasdaq Capital Market as the consolidated closing bid price of the Company’s stock as of February 2, 2018.

This transaction was part of the Company’s private placement that was completed on January 31, 2018 and which was previously disclosed (“the Offering”).

3.	On February 12, 2018, pursuant to certain existing pro-rata contractual rights under the Offering dated January 31, 2018 (See Part II (Other Information) Item 2, of this report), the Company sold 2,777 shares of common stock at a price of $4.61 per share to one of the purchasers who participated in the Offering.

4.

On or around March 15, 2018, the Company repaid to HSBC NA $4,877,793, reducing the outstanding balance to HSBC under the Secured Loan disclosed in Note 9 of the unaudited Consolidated Financial Statements. This payment reduces the principal amount outstanding under this HSBC Secured Loan to $1,917,602 as of March 15, 2018. The Principal Amount will be re-amortized and the monthly payments under this Secured Loan will be approximately $43,777 comprising both principal and interest. The Mandatory Principal Payments called for in the original note have been satisfied with this payment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis should be read in conjunction with our financial statements, included herewith and the audited financial statements included in our Form 10-K filed with the Securities and Exchange Commission on January 30, 2018. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

General Overview

Throughout these discussions, the following terminologies listed in the table immediately below are used and have the meanings ascribed to them in the said table.

“Current Quarter” This refers to the three month period ended January 31, 2018

“Previous Quarter” This refers to the three month period ended January 31, 2017

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

Historically, the Products Segment generated approximately 70% of our overall revenues on an annualized basis. However, until the financial year ended October 31, 2017, the Services Segment grew at a faster pace and the revenues contributed by each segment (Products and Services) were equally split. During the financial year ended October 31, 2017, revenues and net income of the Services Segment fell significantly due to the delay in approving the defense budget by the new US administration. In the Current Quarter revenues from the Services Segment continued to decline due to the ongoing delay in the approval of the defense budget, with the Products Segment generating 67% of our overall revenues in the Current Quarter and the Services Segment generating 33%. The US administration has now approved its overall budget but it remains subject to the line item appropriation process. We anticipate that prime defense contractors will start releasing their orders to sub-contractors in the near future. Nevertheless, although we expect our backlog to grow in fiscal year 2018, revenues from the Services Segment is expected to be down on an annualized basis as it will take time to convert these backlog orders into revenues, due to lead time associated with parts required to fulfil these orders. Typically, defense parts are on 18-32 week lead time. Moreover, even though the Products Segment generated 67% of our overall revenues in the Current Quarter, revenues from this segment declined by 20% over the Previous Period. This is due to weak order book combined with seasonality issues in the first quarter. Typically, in the first quarter sales are slow due to the holiday season in December in conjunction with with slow return to work in January. This impacts on order take during the first quarter and unless there is a strong order book carried forward, the first quarter is generally weak. Furthermore, this segment continued to be hampered by the contraction in Oil & Gas (“O&G”) and although the price of oil is rising, operators within this space are still very conservative and therefore the relevant projects are not coming on stream as quickly as the industry would like to see.

Nevertheless, we believe that our unique and patented real time 3D solutions are a significant advancement on the current technology available in the subsea sonar imaging market due to its ability to provide real time volumetric data of underwater targets in low or zero visibility conditions and its capability to image moving objects in the subsea environment. Furthermore, because the technology provides real time imaging of the underwater environment, it enhances safety significantly and delivers substantial productivity gains to our customers, thus reducing their costs. In addition, our real time 3D solution is emerging as the preferred solutions for subsea asset placements because of the technology’s unique ability to image moving targets (such as Accropodes™, X-Blocs and Antifers block placements, mattress placements, landing of installations on the seabed and the like). Due to the decline in the price of oil, many O&G companies are seeking cost effective solutions for their operations. We believe that our real time 3D solution has the potential to revolutionize the technology used in underwater operations particularly where real time visualization is required or zero or low visibility conditions prevail.

We also believe that with the proliferation of underwater drones our technology has significant application for the imaging sonar defense market (which is worth billions of dollars annually) as it is the only available off the shelf technology that can image moving targets (such as underwater vehicles) in the water.

Since introducing this product, we have made progress in getting our core real time 3D technology, the Echoscope®, adopted by a significant number of ports in the USA (the CodaOctopus® Underwater Inspection System (which integrates our Echoscope®, motion sensing product and hydrographic pole)) where it is used for port and harbor security. In addition to the successes we have had in the USA with our Underwater Inspection System, in 2015 we secured the first sale of our Underwater Inspection System to a foreign government body in East Asia and in 2016 we sold two additional full system to this body. We anticipate selling additional systems into this government body as part of their technology upgrade program for the next three years. Furthermore, we continue to increase the number of ports in the USA using this system. In fiscal year 2018 we are projecting further sales in the US of this product.

We have also made progress in expanding the markets (and applications) for our real time 3D sonars. Recently, we have sold a number of systems to mining companies. Increasingly, our customers involved in offshore wind energy and renewables are adopting the technology as the primary tool for scour management, subsea cable installation and associated cable protection tasks.

In addition, in recent years we have started to rent our real time 3D solutions together with engineering services. Given the contraction in capital expenditures budget in the O&G market, rentals are increasingly becoming an important part of the composition of the Company’s revenues and these O&G operators are more prepared to utilize operational budgets. Furthermore, our rental offering generally yields a higher gross margin for the Company.

Our business is affected by a number of factors including those set out below:

A.	The Company’s operations are split between the United States, United Kingdom, Australia and Norway. A large proportion of our revenues (approximately 64% in the Current Quarter) and costs are incurred outside of the USA with a significant part (60% of our total revenues in the Current Quarter) of that in the United Kingdom (“UK”). In addition, a significant part of our assets (both current and fixed) are held in British Pounds by our foreign subsidiaries.

B.

On June 23, 2016, the United Kingdom voted to exit the European Union. This resulted in significant currency exchange rate fluctuations and volatility in global stock markets including a sharp fall of the British Pound against the US Dollar. The British government and the European Union are now negotiating the terms of the United Kingdom’s exit from the European Union (so-called “Brexit”). The United Kingdom’s separation could, among other things, disrupt trade and the free movement of goods, services and people between the United Kingdom and the European Union or other countries as well as create legal and global economic uncertainty. Although the British Pound has strengthened against the US Dollar recently, the British Pound is likely to remain volatile until the outcome of the outcome of the European Union negotiations on key areas which are the subject of these negotiations is clearer.

C.

Since the Brexit vote, we have suffered adverse currency movements affecting our UK Businesses. In summary, since our reporting currency is the US Dollar, the fall in the British Pound impacts on our revenues, costs and balance sheet valuation. Although in the Current Quarter we realized a gain from exchange rate translations, the British Pound continues to be volatile and as the negotiations on Brexit advance, we can expect increasing volatility. Notwithstanding recently the British Pound has strengthened against the US Dollar resulting in foreign currency gains for the Company.

D.	Given the lack of comparable precedent, the implications of Brexit or how such implications might affect the Company in the medium to long term are unclear.

Further areas of impact include:

i.	the price of commodities, in particular O&G. The decline in O&G prices since 2014 with a partial recovery since 2016 has resulted in large scale reductions in capital and operational expenditures, which directly impact on the sales of our products into these and related markets and also our gross margins;

ii.	the allocation of funds to defense procurement by governments in the United States and the United Kingdom;

iii.	volatility of the markets including the currency market;

iv.	approximately 60% of the Company’s revenues in the Current Quarter are transacted and generated in British Pounds by the Company’s subsidiaries in the United Kingdom and therefore we have a currency exposure. The depreciation of the British Pound against major currencies adversely impacts our revenues as a whole which are reported in U.S. Dollars. Furthermore, a large part of our assets is held in British Pounds while the majority of our liabilities (which comprise our senior secured debentures – see Note 9 of the unaudited Consolidated Financial Statements) are maintained in U.S. Dollars. In the Current Quarter as compared to the Previous Quarter, we realized a balance sheet gain on our assets due to an appreciation of the British Pound against the US Dollar prevailing at the balance sheet date of January 31, 2018. In Current Quarter compared to the Previous Quarter, we also realized a gain on exchange rate translations in respect of our profit and loss account. See Note 3 of the unaudited Consolidated Financial Statements for more information on our Foreign Currency Translation policy.

v.	global-political uncertainties affecting the markets into which we sell our goods and services;

vi.	global trends which make certain geographical regions more competitive in providing engineering solutions because of lower labor costs (e.g. India and China) are likely to affect our Engineering Businesses in the Group;

vii.	being a small technology company, we are unable to compete for certain specialized electronic engineering skills as our remuneration package is not as competitive as those offered by bigger companies;

viii.	the Company has issued and outstanding a promissory note (See Note 9 of the unaudited Consolidated Financial Statements January 31, 2018 and 2017). This note is secured by all of the Company’s assets in the USA and is also guaranteed by its overseas subsidiaries;

ix.	we lack the financial resources to advance our flagship technology at the commercially appropriate pace required to capture new markets and increase our sales which could facilitate new entrants to the market. For example, Teledyne Technologies Incorporated, a multi-billion company, has recently acquired a number of subsea companies that may speed up their entry into our market;

x	a significant part of our growth strategy is predicated on our patented real time 3D sonar technology. The technology space is inherently uncertain due to the fast pace of innovations and therefore we can give no assurance that we can maintain our leading position in the real time 3D imaging sonar market or that innovations in other areas may not surpass our unique capability that we currently supply to subsea market.

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

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, “Summary of Accounting Policies” of our Consolidated Financial Statements of October 31, 2017.

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

Deferred tax assets and liabilities are the amounts by which the Company’s future income taxes are expected to be impacted by these differences as they reverse. Deferred tax assets are based on differences that are expected to decrease future income taxes as they reverse. Correspondingly, deferred tax liabilities are based on differences that are expected to increase future income taxes as they reverse. Note 7 to the Consolidated Financial Statements at October 31, 2017 discusses the amounts of deferred tax assets and liabilities, and also presents the impact of significant differences between financial reporting income and taxable income.

On December 22, 2017, the US Congress passed the Tax Cuts and Jobs Act, which reduced the corporate tax rate from 39% to 21%. This change would reduce the deferred tax asset, from $4,270,500 to $2,299,500 as of October 31, 2017. The Company has provided full valuation allowance against the deferred tax asset. There will not be an impact to these financial statements because of this tax law change. However, should our deferred tax asset reverse we will not recognize benefits in the amounts previously expected.

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

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. At the end of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. There were no impairment charges during the periods presented.

Consolidated Results of Operations

We operate two distinct business segments. Our Marine Technology Business designs and manufactures patented real time 3D sonar solutions and other leading products for subsea applications (“Products Segment”). Our Marine Engineering Business supplies engineering services to prime defense contractors (“Services Segment”).

Our Products Segment sells its products and associated services to the offshore wind energy, dredging and marine construction, marine and port security, mining including deep sea mining, marine sciences sector and oil and gas sectors. This segment generated approximately 67% and 46% of our total revenues for the Current and Previous Quarter, respectively.

Our Services Segment largely sells its services into prime and sub-prime defense contractors. This segment generated approximately 33% and 54% of our total revenues for the Current and Previous Quarter, respectively. This segment continues to be an important part of the Group’s revenues plan and, in particular, our subsidiary Coda Octopus Colmek.

Overall our financial results in the Current Quarter were down compared to the Previous Quarter due to a combination of factors. The Services Segment did not achieve its business plan in the Current Quarter and revenues were significantly down due to delays in receiving anticipated defense contracts that were within its projections due to the delay in the new Administration in approving the federal budget. The Services Segment revenues declined by 65.3% in the Current Quarter compared to the Previous Quarter. Consequently, net income from this Segment fell from $843,947 to a loss of $(382,449). The Products Segment’s results were broadly in line with its business plan in the Current Quarter. In relation to this segment, revenues declined by 20% over the Previous Quarter while net income was $595,208 compared to $593,783 in the Previous Quarter. In real terms therefore, despite the fall in revenues, the financial performance of the Products Segment has improved over the Previous Quarter since its operating expenses have materially increased to $1,019,839 in the Current Quarter compared to $825,878 in the Previous Quarter. During the financial year 2018 we expect our Research and Development (R&D) costs to increase significantly and this increase will impact our overall earnings in the 2018 period. See below for further explanation of this. We have started to productize some of our R&D efforts. Our Services Segment invested in developing software for an unmanned mine hunting system for a defense contractor. It is anticipated for each such vehicle that is sold by this defense contractor we will supply a software license. Furthermore, on Products side we have launched the first product in our fourth generation of real time 3D imaging sonar and have since launch had two successful customer trials.

Results of Operations for the Current Quarter compared to the Previous Quarter

Revenue: Total revenues for the Current Quarter and the Previous Quarter were $3,050,557 and $5,358,203, respectively, representing a decrease of 43.1%. The Products Segment generated 67% of overall revenues and the Services Segment generated 33%. The decrease in Revenues in the Current Quarter is largely due to the decline in the revenues generated by our Services Segment due to ongoing delays in finalizing the federal US budget. Revenues in the Services Segment declined by 65.3% in the Current Quarter compared to the Previous Quarter. Revenues in the Products Segment declined by 16.6 % in the Current Quarter compared to the Previous Quarter. This decline is due largely to weak backlog and seasonality impact in the Current Quarter.

Gross Margins: Margin percentage was stronger in the Current Quarter at 69.0% (gross profit of $2,104,450) compared to 63.0% (gross profit $3,375,157) in the Previous Quarter. This increase is a reflection of the mix of sales generated in the Current Quarter with more units of sales generated from the Products Segment compared to the Services Segment. Further information on the performance of each Segment can be found in Note 13 to the Unaudited Consolidated Financial Statements.

Research and Development (R&D). R&D expenditures in the Current Quarter were $670,539 compared to the Previous Quarter, when these expenditures were $251,230, representing an increase of 166.9%. This is in line with our budgetary plans for the fiscal year 2018.

Both the Products Segment and Services Segment R&D expenditures increased in the Current Quarter compared to the Previous Quarter.

Description	Amount	% increase/decrease
Services Segment R&D Expenditures in the Current Quarter	$228,265	-
Services Segment R&D Expenditures in the Previous Quarter	Nil
Products Segment R&D Expenditures in the Current Quarter	$442,274	76.0%
Products Segment R&D Expenditures in the Previous Quarter	$251,230

The increase in this category of expenditures in relation to the Services Segment reflects the investment the Company is making in refreshing the Thermite® product it acquired in June 2014 and which is a significant part of its growth plans. Thermite is a ruggedized mission computer with various variants which are man worn, backpack worn and simultaneously integrated in the soldier’s helmet and in defense system such as air-borne drones. The next generation of Thermite® (now the Thermite® Octal) is at the prototype stage and is with a significant customer for trials and assessments.

The increase in this category of expenditures in the Products Segment reflects the investment we are making in the technological advancement of our real time 3D imaging sonar technology and motion sensing products. This investment involves bringing in new skills and incurring significant non-recurring engineering costs for prototyping new real time 3D imaging sonar products and motion sensing products. At present we are focusing on developing our fourth generation (“4G”) of our real time 3D imaging sonar solutions for various market applications and varying price points. Our 4G products will be aimed at expanding our market share by introducing more applications-focused products to the market. In respect of our 4G of products, we are pursuing a 18-24 months’ roll out plan. In this connection, on January 16, 2018 we launched the first product within our 4G series of real time 3D imaging sonars, Echoscope4G® Surface. This first product is approximately 50% lighter, 40% smaller and requires 30% less power than the 3G generation of products. The Echoscope4G® Surface is a shallow water system (for deployments and applications not exceeding 20 meters water depth) including being used as a hand-held diver support system. We believe this is a significant achievement as it potentially paves the way for more market applications for the technology and potentially increases our market share of imaging sonars.

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the Current Quarter increased to $1,505,757 from $1,405,888 in the Previous Quarter representing an increase of 7.1%. This is in line with new costs associated with our SEC reporting, NASDAQ listing, increased professional fees relating to these activities, and increase in the costs of our Directors and Officers insurance.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	January 31, 2018	January 31, 2017	Percentage Change
Wages and Salaries	$685,214	$827,914	Decrease of 17.2%
Legal and Professional Fees (including accounting, audit and investment banking services)	$322,670	$252,614	Increase of 27.7%
Rent for our various locations	$26,891	$13,482	Increase of 99.5%
Marketing	$13,687	$64,813	Decrease of 78.9%

The decrease in the category of expenditures “Wages and Salaries” is a reflection of rationalization of our resources by reducing costs in other areas to invest in Research and Development activities (see above).

The increase in Legal and Professional category of expenditures is a reflection of the increased costs associated with becoming a listed SEC reporting company.

The increase in the category of rent is a reflection of our subsidiary in Orlando now renting office space (and no longer owning office space). However, the outlook for this category of expenditure is that this will decrease as we are re-rationalization our costs to fund our Research and Development activities. As such, we will cease renting office space in Australia from May 2018 and Norway from April 2018 but there will be one-off costs associated with surrendering these premises.

Operating Income (loss). We realized a loss from our operating activities in the Current Quarter of $71,846 as compared to an operating income of $1,718,039 in the Previous Quarter. This decrease is due to the realization of a reduction in revenues generated in the Current Quarter in conjunction with an increase in both our Research & Development expenditures and Selling & General Administrative expenditures.

Interest Expense. Interest expense decreased by 47.4% in the Current Quarter to $102,748 from $195,494 in the Previous Quarter. This is due to lower interest payments on our current Senior Loan with HSBC Bank NA than on the previous secured debentures. Please refer to Note 9 – Loans and Notes Payable to the Unaudited Consolidated Financial Statements for further details pertaining to this HSBC Loan for more information on this.

Other Income. In the Current Quarter, we had Other Income of $6,655 as compared to $49,416 in the Previous Quarter resulting in a decrease by 86.5%. This category is subject to fluctuations as it usually reflects Value Added Tax rebates from purchases made outside of the European Union by our UK operations and therefore changes according to the level of such purchases.

Net Income. In the Current Quarter, we had a net loss of $167,939 as compared to net income of $1,571,961 in the Previous Quarter. This is attributable to the decrease in our overall revenues in conjunction with an increase in key areas of expenditures (Research & Development and Selling and General Administrative).

Comprehensive Income. In the Current Quarter, our Comprehensive Income was $787,998 compared to $1,993,121 in the Previous Quarter, representing a decrease of 60.5%. The decrease is a reflection of the loss realized in the Current Quarter. Comprehensive Income benefited from an increase in the foreign currency translation adjustment of $955,937 in the Current Quarter as compared to $421,160 in the Previous Quarter.

Liquidity and Capital Resources

At January 31, 2018, the Company had an accumulated deficit of $37,150,876, working capital of $15,417,119 and stockholders’ equity of $19,569,598. For the Current Quarter, the Company used cash for operations of $160,337.

Financing Activities

Secured Promissory Note

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

The proceeds from the Loan were used to repay in its entirety the outstanding principal balance of $8,000,000 of secured debentures (the “Debentures”) that were issued by the Company in February 2007 and that were most recently held by CCM Holdings, LLC. (“CCM”). Accrued and unpaid interest under the Debentures of approximately $1,133,261 was satisfied through the issuance to CCM of 1,000 shares of Series C Convertible Preferred Stock, par value $0.001, with a stated value of $1,000 each (the “Preferred Stock”). The Preferred Stock is convertible at the option of either the holder or the Company at a conversion price of $5.00 for each Series C Preferred Stock held. The Company paid the balance in cash.

On January 31, 2018, the outstanding principal balance under the Loan was $6,912,837. On March 14, 2018, the Company made a $4,877,793 pre-payment to HSBC thereby reducing the principal balance of the Loan to $1,917,602. The amount paid includes all Mandatory Principal Payments. As a result, of the pre-payment, monthly principal and interest payments to HSBC will be reduced to approximately $43,777.

Private Placement

Between January 29, 2018 and February 12, 2018, the Company consummated the sale and issuance of 1,203,727 shares of its common stock in a private placement of shares of common stock at $4.40 per share (the “Offering”).  Total gross proceeds from the Offering were $5,312,732.  The purchase price per share was based on a 10% discount of the volume weighted average price (VWAP) of the common stock on the Nasdaq Capital Market for the 30-consecutive trading-day period ending on January 22, 2018. The total number of shares sold also included 75,000 shares of common stock sold to one of the Company’s directors at $4.61 per share, representing the consolidated closing bid price of the Company’s common stock on February 2, 2018.

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

In the reporting period, the translation of the Company’s UK operations’ British Pound denominated balance sheets into US dollars has been affected by the strengthening of the average value of the British pound against the US dollars in the relevant time periods from $1.25 during the Previous Quarter to $1.37 in the Current Quarter. These are the values that have been used in the calculations below. In the Current Quarter the Australian Dollars have weakened slightly and the Norwegian Kroner in effect remained unchanged against the US Dollar compared to the Previous Quarter.

The impact of these currency fluctuations on the three months ended January 31, 2018 is shown below. In this context “Constant Rates” is defined as the weighted average exchange rate prevailing in the Previous Quarter.

	GBP		AUD		NOK		Total
	Actual Results	Constant rates	Actual Results	Constant rates	Actual Results	Constant rates	Effect
Revenues	1,830,548	1,661,913	138,971	131,361	67	63	176,249
Costs	(1,519,079)	(1,379,137)	(58,591)	(55,382)	(52,855)	(50,288)	(145,717)
Net Income (Losses)	311,469	282,776	80,380	75,979	(52,788)	(50,225)	30,532
Assets	12,684,540	11,250,578	347,009	326,038	25,879	24,182	1,456,630
Liabilities	(830,609)	(736,711)	(3,739)	(3,513)	(9,863)	(9,216)	(94,771)
Net Assets	11,853,931	10,513,867	343,270	322,525	16,016	14,966	1,361,859

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, reduced our net loss on activities in the Current Quarter by $30,532 and increased net assets by $1,361,859. In addition, the Company booked transactional exchange rate losses of $10,509 during the Current Quarter. All of these amounts are material to our overall financial results in the Current Quarter.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 31, 2018. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Coda Octopus Group, Inc. (Registrant)

Date: March 19, 2018	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: March 19, 2018	/s/ Michael Midgley
Michael Midgley
Chief Financial Officer

