Form 10-Q
period 2018-04-30
Coda Octopus Group, Inc.
filed 2018-06-14
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-38154

CODA OCTOPUS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-200-8348
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

7380 W Sand Lake Road, Suite 500, Orlando, Florida	32819
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(863) 937 8985

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of June 13 is 10,415,416.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Financial Statements

For the Three and Six Months Ended April 30, 2018 and 2017

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

April 30, 2018 and October 31, 2017

ASSETS

	2018	2017
	Unaudited
CURRENT ASSETS

Cash and Cash Equivalents	$6,936,567	$6,851,539
Accounts Receivables, Net	2,120,010	1,418,114
Inventory	4,000,163	3,652,249
Unbilled Receivables	1,585,907	2,723,172
Other Current Assets	107,728	320,814
Prepaid Expenses	263,698	291,623

Total Current Assets	15,014,073	15,257,511

FIXED ASSETS
Property and Equipment, net	5,347,630	5,213,281

OTHER ASSETS
Goodwill and Other Intangibles, net	3,580,470	3,589,281

Total Assets	$23,942,173	$24,060,073

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

April 30, 2018 and October 31, 2017

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2018	2017
	Unaudited
CURRENT LIABILITIES
Accounts Payable	$616,479	$981,994
Accrued Expenses and Other Current Liabilities	416,465	519,208
Loans and Note Payable, current	1,453,686	2,212,951
Deferred Revenues	293,795	402,955

Total Current Liabilities	2,780,425	4,117,108

LONG-TERM LIABILITIES

Deferred revenue, long term	55,270	49,143
Loans and Note Payable, long term	1,301,905	6,066,402

Total Long Term Liabilities	1,357,175	6,115,545

Total Liabilities	4,137,600	10,232,653

STOCKHOLDERS’ EQUITY

Preferred stock, Series C, $.001 par value; 5,000,000 shares authorized, 1,000 shares issued and outstanding, as of April 30, 2018 and October 31, 2017	1	1
Common stock, $.001 par value; 150,000,000 shares authorized, 10,415,416 and 9,136,121 shares issued and outstanding as of April 30, 2018 and October 31, 2017, respectively	10,415	9,136
Additional paid-in capital	58,485,853	52,839,651
Accumulated other comprehensive loss	(1,463,495)	(2,038,431)
Accumulated deficit	(37,228,201)	(36,982,937)

Total Stockholders’ Equity	19,804,573	13,827,420

Total Liabilities and Stockholders’ Equity	$23,942,173	$24,060,073

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

For the Periods Indicated

Unaudited

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017

Net Revenues	$3,526,396	$5,278,758	$6,576,953	$10,636,961

Cost of Revenues	940,858	2,013,940	1,886,965	3,996,985

Gross Profit	2,585,538	3,264,818	4,689,988	6,639,976

OPERATING EXPENSES

Research & Development	640,477	247,758	1,311,016	498,988
Selling, General & Administrative	2,025,630	1,639,892	3,531,387	3,045,780

Total Operating Expenses	2,666,107	1,887,650	4,842,403	3,544,768

(LOSS) INCOME FROM OPERATIONS	(80,569)	1,377,168	(152,415)	3,095,208

OTHER INCOME (EXPENSE)
Other Income	84,015	86,643	90,670	136,059
Interest Expense	(80,741)	(188,847)	(183,489)	(384,341)

Total Other Income (Expense)	3,274	(102,204)	(92,819)	(248,282)

NET (LOSS) INCOME BEFORE INCOME TAXES	(77,295)	1,274,964	(245,234)	2,846,926

INCOME TAX EXPENSE	(30)	-	(30)	-

NET (LOSS) INCOME	$(77,325)	$1,274,964	$(245,264)	$2,846,926

NET (LOSS) INCOME PER SHARE:
Basic	$(0.01)	$0.14	$(0.03)	$0.31
Diluted	$(0.01)	$0.14	$(0.03)	$0.31

WEIGHTED AVERAGE SHARES:
Basic	10,353,876	9,102,192	9,754,033	9,101,837
Diluted	10,353,876	9,302,192	9,754,033	9,301,837

NET (LOSS) INCOME	$(77,325)	$1,274,964	$(245,264)	$2,846,926
Other Comprehensive (Loss) Income

Foreign currency translation adjustment	(381,001)	346,727	574,936	767,887

Total Other Comprehensive (Loss) Income	(381,001)	346,727	574,936	767,887

COMPREHENSIVE (LOSS) INCOME	$(458,326)	$1,621,691	$329,672	$3,614,813

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended April 30, 2018

Unaudited

						Accumulated
					Additional	Other
	Preferred Stock Series C		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, October 31, 2017	1,000	$1	9,136,121	$9,136	$52,839,651	$(2,038,431)	$(36,982,937)	$13,827,420

Stock Issued to Investors	-	-	1,203,727	1,204	5,311,528	-	-	5,312,732
Stock Issued to Consultants	-	-	12,500	12	57,238	-	-	57,250
Stock Issued to Former Officer	-	-	63,068	63	277,436			277,499
Foreign currency translation adjustment	-	-	-	-	-	574,936	-	574,936
Net Loss	-	-	-	-	-	-	(245,264)	(245,264)
Balance, April 30, 2018 (Unaudited)	1,000	$1	10,415,416	$10,415	$58,485,853	$(1,463,495)	$(37,228,201)	$19,804,573

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

For the Periods Indicated

Unaudited

	Six Months Ended April 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(245,264)	$2,846,926
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	396,056	396,361
Stock compensation	334,749	10,500
Realized gain on the sale of fixed assets	-	(21,076)
(Increase) decrease in operating assets:
Accounts receivable	(701,896)	611,806
Inventory	(347,914)	(43,731)
Unbilled receivables	1,137,266	(782,358)
Other current assets	213,085	(284,167)
Prepaid expenses	27,925	(141,746)
Deferred tax asset	-	85,904
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(468,259)	(40,190)
Deferred revenues	(103,033)	(136,671)
Net Cash Provided by Operating Activities	242,715	2,501,558
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(521,594)	(2,350,566)
Proceeds from the sale of fixed assets	-	327,000
Restricted cash	-	13,695
Net Cash (used in) Investing activities	(521,594)	(2,009,871)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments - loans and notes payable	(5,523,762)	(25,927)
Issuance of stock for cash	5,312,732	-
Redemption of Series C preferred stock	-	(1,100,000)
Net Cash (used in) Financing Activities	(211,029)	(1,125,927)
EFFECT OF CURRENCY EXCHANGE RATE CHANGES
ON CASH	574,936	767,887

NET INCREASE IN CASH	85,028	133,647

CASH AT THE BEGINNING OF THE PERIOD	6,851,539	5,601,767

CASH AT THE END OF THE PERIOD	$6,936,567	$5,735,414
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$160,861	$397,091
Non-cash transactions
Preferred stock issued for accrued interest	$-	$1,000,000
Payment of secured debt directly with proceeds of note payable	$-	$8,000,000

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2018 and 2017

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Coda Octopus Group, Inc.’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Coda Octopus Group, Inc. (the Company, Coda Octopus,” “we,” or “us”) filed audited consolidated financial statements as of and for the fiscal years ended October 31, 2017 and 2016 which included all information and notes necessary for such complete presentation in conjunction with its report on Form 10K filed on January 30, 2018 (the “Form 10-K”). The results of operations for the interim period ended April 30, 2018 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended October 31, 2017, which are contained in the Form 10-K. The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of April 30, 2018 and the results of operations, comprehensive income and cash flows for the interim periods ended April 30, 2018 and 2017. The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the US dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s UK-based operations are measured using the British Pound Sterling, Australian based operations are measured using Australian Dollars and Norwegian based operations are measured using Norwegian Kroner as the functional currencies. Foreign currency translation gains and losses are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are also included in other comprehensive income.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s short term financial instruments consist of cash and cash equivalents, receivables, accounts payable and the line of credit. The Company adjusts the carrying value of financial assets and liabilities denominated in other currencies such as cash, receivables, accounts payable and the line of credit using the appropriate exchange rates at the balance sheet date. The Company believes that the carrying values of these short term financial instruments approximate their estimated fair values.

NOTE 3 – FOREIGN CURRENCY TRANSLATION

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted average exchange rates during the period. The resulting translation gains and losses on assets and

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2018 and 2017

NOTE 3 – FOREIGN CURRENCY TRANSLATION (Continued)

liabilities are recorded in accumulated other comprehensive income (loss), and are excluded from net income until realized through a sale or liquidation of the investment.

NOTE 4 – INVENTORY

Inventory is stated at the lower of cost (weighted average method) or net realized value. Inventory consisted of the following components:

	April 30, 2018	October 31, 2017

Raw materials and parts	$3,305,349	$2,651,511
Work in progress	147,338	501,692
Demo goods	-	349,480
Finished goods	547,476	149,566

Total Inventory	$4,000,163	$3,652,249

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following components:

	April 30, 2018	October 31, 2017

Deposits	$4,860	$11,255
Other receivables	44,638	73,600
Value added tax (VAT) receivable	58,229	235,959

Total Other Current Assets	$107,728	$320,814

NOTE 6 – ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues including unbilled and deferred revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include costs and earnings in excess of billings, billings in excess of costs, valuation of accounts receivables, valuation of inventory, valuation of deferred tax assets (DTA’s) and the valuation of goodwill.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2018 and 2017

NOTE 7 – CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the consolidated balance sheets as Unbilled Receivables of $1,585,907 and $2,723,172 as of April 30, 2018 and October 31, 2017, respectively.

Our Deferred Revenue of $293,795 and $402,955 as of April 30, 2018 and October 31, 2017, respectively, consists of billings in excess of costs and revenues received as part of our warranty obligations upon completing a sale – elaborated further in the last paragraph of this note.

Billings in excess of cost and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the balance sheets. These amounts are stated on the balance sheets as a component of Deferred Revenue of $0 as of April 30, 2018 and October 31, 2017, respectively.

Revenue received as part of sales of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales, and Through Life Support (which is a support package (for major software upgrades, service and technical support for the life cycle of the product) with these amounts amortized over 12 months, our stated warranty period, from the date of sale and 60 months for Through Life Support. These amounts are stated on the balance sheets as a component of Deferred Revenue of $61,494 and $76,574 as of April 30, 2018 and October 31, 2017, respectively.

NOTE 8 – CONCENTRATIONS

Significant Customers

During the three months ended April 30, 2018, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $1,325,531, or 38% of net revenues during the period. Total accounts receivable from these customers at April 30, 2018 were $998,606 or 47% of accounts receivable.

During the three months ended April 30, 2017, the Company had a customer from whom it generated sales greater than 10% of net revenues. Revenues from this customer were $1,016,784, or 19% of net revenues during the period. Total accounts receivable from this customer at April 30, 2017 was $189,110 or 7% of accounts receivable.

During the six months ended April 30, 2018, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $1,612,490, or 25% of net revenues during the period. Total accounts receivable from these customers at April 30, 2018 were $998,606 or 47% of accounts receivable.

During the six months ended April 30, 2017, the Company had a customer from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $2,853,925, or 27% of net revenues during the period. Total accounts receivable from this customer at April 30, 2017 was $189,110 or 7% of accounts receivable.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2018 and 2017

NOTE 9 – LOANS AND NOTES PAYABLE

	April 30, 2018	October 31, 2017

Secured note payable to HSBC NA with interest payable on the 28th day of each month at 4.56% per annum. On March 28, 2018 the Company prepaid a portion of the outstanding principal and thereby reducing the principal outstanding under this loan to $1,917,602 resulting in the repayment obligations (principal and interest payments) being reduced to $43,777 per month. It is now expected that the Loan will be repaid within 44 months. There was no prepayment penalty associated with the reduction of principal.	$1,755,591	$7,279,353

One of the subsidiaries has an unsecured working capital loan from the CEO of the Group. The note is due on November 30, 2018 and carries an interest rate of 4.5%.	1,000,000	1,000,000

Total	2,755,591	8,279,353
Less: current portion	(1,453,686)	(2,212,951)
Total Long-Term Loans and Notes Payable	$1,301,905	$6,066,402

We have an unused line of credit with HSBC UK to use specifically for bank guarantees. It is equivalent to $455,000. As of April 30, 2018, the balance is $0.

NOTE 10– ACCUMULATED OTHER COMPREHENSIVE INCOME

	April 30, 2018	October 31, 2017

Balance, beginning of year	$(2,038,431)	$(2,337,437)
Total other comprehensive income (loss) for the year - foreign currency translation adjustment	574,936	299,006
Balance, end of period	$(1,463,495)	$(2,038,431)

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2018 and 2017

NOTE 11– RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to the accounting and presentation of share-based payments. The amendments require entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. All tax-related cash flows resulting from share-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the share-based payments including the cash flow presentation must be adopted either prospectively or retrospectively. Further, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We have implemented the pronouncement and have determined that it will not have a significant impact on our consolidated financial statements and related disclosures.

With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2018 and 2017

NOTE 12 – EARNINGS PER COMMON SHARE

Fiscal Period	Three Months Ended April 30, 2018	Three Months Ended April 30, 2017	Six Months Ended April 30, 2018	Six Months Ended April 30, 2017
Numerator:
Net (Loss) Income	$(77,325)	$1,274,964	$(245,264)	$2,846,926

Denominator:
Basic weighted average common shares outstanding	10,353,876	9,102,192	9,754,033	9,101,837
Conversion of Series C Preferred Stock	0	200,000	0	200,000
Diluted outstanding shares	10,353,876	9,302,192	9,754,033	9,301,837
Earnings from continuing operations

Basic	$(0.01)	$0.14	$(0.03)	$0.31
Diluted	$(0.01)	$0.14	$(0.03)	$0.31

Common stock equivalents of 200,000 shares were excluded from the April 30, 2018, computation as their effect would be anti-dilutive.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2018 and 2017

NOTE 13 – SEGMENT ANALYSIS

We are operating in two reportable segments, which are managed separately based upon fundamental differences in their operations. Coda Octopus Martech and Coda Octopus Colmek (together “Marine Engineering Business” or “Services Segment”) operate as contractors, and the balance of our operations are comprised of product sales (“Marine Technology Business” or “Products Segment”).

Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Corporate includes general corporate administrative costs (“Overheads”).

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies in our Consolidated Financial Statements of October 31, 2017.

There are inter-segment sales which have been eliminated in our financial statements but are disclosed in the tables below for information purposes.

The following table summarizes segment asset and operating balances by reportable segment as of and for the three and six months ended April 30, 2018 and 2017 respectively.

The Company’s reportable business segments operate in three geographic locations. Those geographic locations are:

* United States

* Europe

* Australia

Information concerning principal geographic areas is presented below according to the area where the activity has taken place for the three months ended April 30, 2018 and 2017 respectively:

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2018 and 2017

NOTE 13 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended April 30, 2018

Revenues from External Customers	$2,173,291	$1,353,105	$-	$3,526,396

Cost of Revenues	217,222	723,636	-	940,858

Gross Profit	1,956,069	629,469	-	2,585,538

Research & Development	503,518	136,959	-	640,477
Selling, General & Administrative	850,521	614,718	560,391	2,025,630

Total Operating Expenses	1,354,039	751,677	560,391	2,666,107

Operating Income (Loss)	602,030	(122,208)	(560,391)	(80,569)

Other Income (Expense)

Other Income	81,918	2,097	-	84,015
Interest Expense	(2,385)	(14,752)	(63,604)	(80,741)

Total other income (expense)	79,533	(12,655)	(63,604)	3,274

Income (Loss) before income taxes	681,563	(134,863)	(623,995)	(77,295)

Income tax benefit (expense)	(6,431)	-	6,401	(30)

Net Income (Loss)	$675,132	$(134,863)	$(617,594)	$(77,325)

Supplemental Disclosures

Total Assets	$12,655,196	$10,944,045	$342,932	$23,942,173

Total Liabilities	763,339	1,435,771	1,938,490	4,137,600

Revenues from Intercompany Sales - eliminated from sales above	315,954	132,837	675,000	1,123,791

Depreciation and Amortization	113,923	72,499	4,255	190,677

Purchases of Long-lived Assets	52,112	6,056	24,785	82,953

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2018 and 2017

NOTE 13 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended April 30, 2017

Revenues from External Customers	$3,299,545	$1,979,213	$-	$5,278,758

Cost of Revenues	968,908	1,045,032	-	2,013,940

Gross Profit	2,330,637	934,181	-	3,264,818

Research & Development	247,758	-	-	247,758
Selling, General & Administrative	830,121	655,560	154,211	1,639,892

Total Operating Expenses	1,077,879	655,560	154,211	1,887,650

Operating Income (Loss)	1,252,758	278,621	(154,211)	1,377,168

Other Income (Expense)

Other Income	86,643	-	-	86,643
Interest Expense	(181,806)	(75,001)	67,960	(188,847)

Total other income (expense)	(95,163)	(75,001)	67,960	(102,204)

Income (Loss) before income taxes	1,157,595	203,620	(86,251)	1,274,964

Income tax benefit (expense)	-	-	-	-

Net Income (Loss)	$1,157,595	$203,620	$(86,251)	$1,274,964

Supplemental Disclosures

Total Assets	$12,119,417	$12,616,569	$422,059	$25,158,045

Total Liabilities	1,223,741	1,654,104	8,600,374	11,478,219

Revenues from Intercompany Sales - eliminated from sales above	505,660	170,056	118,875	794,591

Depreciation and Amortization	145,800	71,056	3,106	219,962

Purchases of Long-lived Assets	643,603	26,852	-	670,455

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2018 and 2017

NOTE 13 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Six Months Ended April 30, 2018

Revenues from External Customers	$4,216,233	$2,360,720	$-	$6,576,953

Cost of Revenues	647,353	1,239,612	-	1,886,965

Gross Profit	3,568,880	1,121,108	-	4,689,988

Research & Development	945,792	365,224	-	1,311,016
Selling, General & Administrative	1,428,086	1,245,592	857,709	3,531,387

Total Operating Expenses	2,373,878	1,610,816	857,709	4,842,403

Operating Income (Loss)	1,195,002	(489,708)	(857,709)	(152,415)

Other Income (Expense)

Other Income	88,573	2,097	-	90,670
Interest (Expense) Income	(6,804)	(29,701)	(146,984)	(183,489)

Total other income (expense)	81,769	(27,604)	(146,984)	(92,819)

Income (Loss) before income taxes	1,276,771	(517,312)	(1,004,693)	(245,234)

Income tax benefit (expense)	(6,596)	-	6,566	(30)

Net Income (Loss)	$1,270,175	$(517,312)	$(998,127)	$(245,264)

Supplemental Disclosures

Total Assets	$12,455,194	$10,944,045	$342,932	$23,942,173

Total Liabilities	760,320	1,438,790	1,938,490	4,137,600

Revenues from Intercompany Sales - eliminated from sales above	471,218	10,189	675,000	1,156,407

Depreciation and Amortization	236,650	152,214	7,192	396,056

Purchases of Long-lived Assets	254,029	49,961	24,785	328,775

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2018 and 2017

NOTE 13 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Six Months Ended April 30, 2017

Revenues from External Customers	$5,750,144	$4,886,817	$-	$10,636,961

Cost of Revenues	1,698,926	2,298,059	-	3,996,985

Gross Profit	4,051,218	2,588,758	-	6,639,976

Research & Development	498,988	-	-	498,988
Selling, General & Administrative	1,404,770	1,341,971	299,039	3,045,780

Total Operating Expenses	1,903,758	1,341,971	299,039	3,544,768

Operating Income (Loss)	2,147,460	1,246,787	(299,039)	3,095,208

Other Income (Expense)

Other Income	136,059	-	-	136,059
Interest Expense	(532,141)	(199,223)	347,023	(384,341)

Total other income (expense)	(396,082)	(199,223)	347,023	(248,282)

Income before income taxes	1,751,378	1,047,564	47,984	2,846,926

Income tax benefit (expense)	-	-	-	-

Net Income	$1,751,378	$1,047,564	$47,984	$2,846,926

Supplemental Disclosures

Total Assets	$12,119,417	$12,616,569	$422,059	$25,158,045

Total Liabilities	1,223,741	1,654,104	8,600,374	11,478,219

Revenues from Intercompany Sales - eliminated from sales above	678,513	229,955	237,750	1,146,218

Depreciation and Amortization	247,263	142,781	6,317	396,361

Purchases of Long-lived Assets	2,289,063	49,033	12,470	2,350,566

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2018 and 2017

NOTE 13 – SEGMENT ANALYSIS (continued)

	USA	Europe	Australia	Total

External Revenues by Geographic Locations

Three Months Ended April 30, 2018	$1,934,365	$1,476,668	$115,363	$3,526,396

Three Months Ended April 30, 2017	$2,525,908	$2,614,897	$137,953	$5,278,758

Six Months Ended April 30, 2018	$3,021,991	$3,298,704	$256,258	$6,576,953

Six Months Ended April 30, 2017	$5,275,675	$4,631,934	$729,352	$10,636,961

NOTE 14 – INCOME TAXES

On December 22, 2017, the US Congress passed the Tax Cuts and Jobs Act, which reduced the corporate tax rate from 39% to 21%. This change would reduce the deferred tax asset, from $4,270,500 to $2,299,500 as of October 31, 2017. The Company has provided a full valuation allowance against the deferred tax asset. This tax law change will not impact these financial statements. However, should our deferred tax asset reverse we will not recognize benefits in the amount previously expected.

NOTE 15 – SUBSEQUENT EVENTS

None

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

“Current Quarter”	The three month period ended April 30, 2018
“Previous Quarter”	The three month period ended April 30, 2017
“Current Six Month Period	The six month period ended April 30, 2018
Previous Six Month Period	The six month period ended April 30, 2017

We operate two distinct business segments. Our Products Segment designs and manufactures patented real time 3D sonar solutions and other leading products for subsea applications (“Products Segment”). Our Services Segment supplies engineering services to prime defense contractors (“Services Segment”).

Our products are used primarily in the underwater construction market, offshore oil and gas, offshore wind energy industry, and in the complex dredging, port security, defense, mining and marine sciences sectors. Our customers include service providers to major oil and gas companies, law enforcement agencies, ports, mining companies, defense bodies, research institutes and universities.

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

Both Segments’ revenues declined in the Current Six Month Period compared to the Previous Six Month Period. This decline in conjunction with significant increases in SG&A (which includes on a consolidated year to date basis non-recurring costs of $546,975) and R&D expenditures, have resulted in the realization of a net loss in the Current Six Month Period of $245,264 compared to net income in the Previous Six Month of $2,846,926.

Products Segment	In the Current Quarter, this segment generated 62% of our overall revenues realized in the quarter
Products Segment	In the Current Six Month Period, this segment generated 64% of our overall revenues realized in the six month period of 2018.
Services Segment	In the Current Quarter, this segment generated 38% of our overall revenues realized in the quarter
Services Segment	In the Current Six Month Period, this segment generated 36% of our overall revenues realized in the six month period of 2018.

In the Current Quarter, revenues declined in the Services Segment compared to the Previous Quarter due to ongoing delays experienced in securing defense contracts. This is primarily the result of the failure by the US administration to approve its government budget. Although the US Defense Budget is now in place, the Services Segment is currently negotiating a number of contracts with defense customers which relate to backlog orders for calendar years 2017 and 2018. Until the negotiations are completed, the contracts will not be awarded. We anticipate some of these contracts to be in place in the third quarter of this fiscal year. Although our backlog of orders is set to grow, we expect our revenues from the Services Segment to be weak in this fiscal year. This is a reflection of the lead time to fulfil orders from contract award date. The lead time for many of the parts required under these contracts range between 18-32 weeks from the date we place orders with our component suppliers. Despite the setback in achieving our business plan year to date, we continue to believe that the Services Segment of our business is set to grow at a faster rate than the Products Segment in the short term.

During the Current Quarter revenues also declined in the Products Segment compared to the Previous Quarter largely because the biggest trade show for the industry in which we operate was held in March 2018 (“Oceanology 2018”). It is our experience that leading up to this trade show (which is held every two years), in the first and second quarter, our customers do not place orders as they are waiting to see if “new products and technology” are unveiled at the trade show.

Despite the weak performance of our Products Segment in the Current Quarter, we continue to believe that our unique and patented real time 3D solutions are a significant advancement on the other technology available in the subsea sonar imaging market due to its ability to provide real time volumetric data of underwater targets in low or zero visibility conditions and its capability to image moving objects in the subsea environment. Furthermore, because the technology provides real time imaging of the underwater environment, it enhances the safety of these operations significantly and delivers substantial productivity gains to our customers, thus reducing their costs.

In addition, our real time 3D solution is emerging as the preferred solutions for subsea asset placements because of the technology’s unique ability to image underwater moving targets (such as Accropodes™, X-Blocs and Antifers block placements, mattress placements, landing of installations on the seabed and the like). Due to the decline in the price of oil, many Oil and Gas (“O&G”) companies are seeking cost effective solutions for their operations. We believe that our real time 3D solution has the potential to revolutionize the technology used in underwater operations particularly where real time visualization is required or zero or low visibility conditions prevail.

We also believe that with the proliferation of underwater drones our technology has significant application for the imaging sonar defense market (which generates billions of dollars annually) as it is the only available off the shelf technology that can image moving targets (such as underwater vehicles) in the water.

Since introducing our patented real time 3D sonar product, we have made progress in getting this technology, (branded Echoscope®) adopted by a significant number of ports in the USA (the CodaOctopus® Underwater Inspection System (which integrates our Echoscope®, our motion sensing product and a hydrographic pole) where it is used for port and harbor security. In addition to the successes we have had in the USA with our Underwater Inspection System, in 2015 we secured the first sale of our Underwater Inspection System to a foreign government body in East Asia and in 2016 we sold two additional systems to this body. We anticipate selling additional systems into this government body as part of their technology upgrade program for the next three years. Furthermore, we continue to increase the number of ports in the USA using this system and in fiscal year 2018 we have sold an additional Underwater Inspection System to a significant port on the west coast of the USA for a contract value of $664,765.

We have also made progress in expanding the markets (and applications) for our real time 3D sonars. Recently, we have sold a number of systems to mining companies. Increasingly, our customers involved in offshore wind energy and renewables are adopting the technology as the primary tool for scour management, subsea cable installation and associated cable protection tasks.

In addition, in recent years we have started to rent our real time 3D solutions together with engineering services. Given the contraction in capital expenditures budget in the O&G market, rentals are increasingly becoming an important part of the composition of the Company’s revenues as these O&G operators are more prepared to utilize operational budgets (as opposed to capital expenditures budgets). Furthermore, our rental offering generally yields a higher gross margin for the Company.

The re-innovation of the form factor (size, weight and power requirements (SWaP)) of our new generation (fourth generation) of our real time 3D sonar technology, now paves the way for entry into new markets where previous to these developments SWaP and price were significant barriers to entry.

Our business is affected by a number of factors including those set out below:

A.	The Company’s operations are split between the United States, United Kingdom and Australia. A large proportion of our revenues (approximately 45% in the Current Quarter and 54% in the Current Six Month Period) and costs are incurred outside of the USA with a significant part (42% of our total revenues in the Current Quarter and 50% in the Current Six Month Period) in the United Kingdom (“UK”). In addition, a significant part of our assets (both current and fixed) are held in British Pounds by our foreign subsidiaries. The volatility in the exchange rate following the decision on Brexit (see below) exposes the Company to exchange rate fluctuations.

B.	On June 23, 2016, the United Kingdom voted to exit the European Union. This resulted in, amongst other things, significant currency exchange rate fluctuations and volatility in global stock markets including a sharp fall of the British Pound against the US Dollar and general uncertainty in the economy. The British government and the European Union are now negotiating the terms of the United Kingdom’s exit from the European Union (so-called “Brexit”). The United Kingdom’s separation could, among other things, disrupt trade and the free movement of goods, services and people between the United Kingdom and the European Union or other countries as well as create legal and global economic uncertainty. Although the British Pound has strengthened against the US Dollar recently, it is likely to remain volatile until the outcome of the European Union negotiations on key areas which are the subject of these negotiations is clearer.

C.	Given the lack of comparable precedent, the implications of Brexit or how such implications might affect the Company in the medium to long term are unclear.

Further areas of impact include:

i.	the price of commodities, in particular O&G. The decline in O&G prices since 2014 with a partial recovery since 2016 has resulted in large scale reductions in capital and operational expenditures, which directly impact on the sales of our products into these and related markets and also our gross margins. Even though the price is rising, we have not seen the same level of expenditures from this sector since 2014;

ii.	the allocation of funds to defense procurement by governments in the United States and the United Kingdom;

iii.	approximately 42% of the Company’s revenues in the Current Quarter and 50% in the Current Six Month Period are transacted and generated in British Pounds by the Company’s subsidiaries in the United Kingdom and therefore we have a currency exposure. The depreciation of the British Pound against major currencies adversely impacts our revenues as a whole which are reported in U.S. Dollars. Furthermore, a large part of our assets is held in British Pounds while the majority of our liabilities (which comprise our senior secured debentures – see Note 9 of the unaudited Consolidated Financial Statements) are maintained in U.S. Dollars. In the Current Quarter as compared to the Previous Quarter, we realized a balance sheet gain on our assets due to an appreciation of the British Pound against the US Dollar prevailing at the balance sheet date of April 30, 2018. In the Current Quarter compared to the Previous Quarter, we also realized a modest loss on exchange rate translations in respect of revenues and expenses (which are translated at the weighted average exchange rates during the period. See Note 3 of the unaudited Consolidated Financial Statements for more information on our Foreign Currency Translation policy.

iv.	global-political uncertainties affecting the markets into which we sell our goods and services;

v.	global trends which make certain geographical regions more competitive in providing engineering solutions because of lower labor costs (e.g. India and China) are likely to affect our Engineering Businesses in the Group;

vi.	being a small technology company, we are unable to compete for certain specialized electronic engineering skills as our remuneration package is not as competitive as those offered by bigger companies;

vii.	the Company has issued and outstanding a promissory note (See Note 9 of the unaudited Consolidated Financial Statements April 30, 2018 and 2017). This note is secured by all of the Company’s assets in the USA and is also guaranteed by its overseas subsidiaries (although on or around March 28, 2018 we reduced the principal amount outstanding with HSBC NA to $1,917,602, which is more manageable for the Company to service);

viii	we lack the financial resources to advance our flagship technology at the commercially appropriate pace required to capture new markets and increase our sales which could facilitate new entrants to the market. For example, Teledyne Technologies Incorporated, a multi-billion company, has recently acquired a number of subsea companies that may speed up their entry into our market;

ix	a significant part of our growth strategy is predicated on our patented real time 3D sonar technology. The technology space is inherently uncertain due to the fast pace of innovations and therefore we can give no assurance that we can maintain our leading position in the real time 3D imaging sonar market or that innovations in other areas may not surpass our unique capability that we currently supply to subsea market.

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

The goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized if any. At the end of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. There were no impairment charges during the periods presented.

Consolidated Results of Operations

We operate two distinct business segments. Our Marine Technology Business designs and manufactures patented real time 3D sonar solutions and other leading products for subsea applications (“Products Segment”). Our Marine Engineering Business supplies engineering services mostly to prime defense contractors (“Services Segment”).

Our Products Segment sells its products and associated services to the offshore wind energy, dredging and marine construction, marine and port security, mining including deep sea mining, marine sciences sector and oil and gas sectors. This segment generated approximately 62% and 63% of our total revenues for the Current and Previous Quarter, respectively, and 64% and 54% of our total revenues for the Current Six Month Period and Previous Six Month Period respectively.

Our Services Segment largely sells its services into prime and sub-prime defense contractors. This segment generated approximately 38% and 37% of our total revenues for the Current and Previous Quarter, respectively, and 36% and 46% of our total revenues for the Current Six Month Period and Previous Six Month Period, respectively. This segment continues to be an important part of the Group’s revenues plan and, in particular, our subsidiary Coda Octopus Colmek.

Overall our financial results in the Current Quarter were down compared to the Previous Quarter due to a combination of factors. The Services Segment revenues were significantly down in the Current Quarter due to delays in receiving anticipated defense contracts due to the delay in the new Administration approving the federal budget and although the budget and line item appropriations have now been approved, this Segment is now in the negotiation phase with its customers for the backlog orders related to calendar years 2017 and 2018. The Services Segment revenues declined by 32% in the Current Quarter compared to the Previous Quarter. Consequently, net income from this Segment fell from $203,620 to a loss of $134,863. The Products Segment revenues also declined in the Current Quarter by 34% over the Previous Quarter and net income realized by this segment was $675,132 compared to $1,157,595 in the Previous Quarter. The decline in the revenues generated by the Products Segment is due to the fact that the largest trade event for the industry occurred in March 2018, (“Oceanology 2018”) resulting in customers waiting until after the trade event to take purchasing/investing decisions. This resulted in a slow-down of our order take in both first and second quarter of this fiscal year. This decline was coupled with an increase in our Research and Development (“R&D”) expenditures and certain non-recurring costs within our SG&A expenditures have impacted our results. The Products Segment had exceptional costs of $159,218 in separation payment associated with our Australian Operations (where we will focus our efforts on technical support in country and repatriate sales to our existing sales team in Edinburgh) along with an additional $75,258 for exhibition, recruitment fees, advertisement and legal fees for immigration services (for staff recruited outside of the European Union). Overall, the Products Segment had one-off non-recurring costs of $234,476, thus impacting on net income from this Segment.

Results of Operations for the Current Quarter compared to the Previous Quarter

Revenue: Total revenues for the Current Quarter and the Previous Quarter were $3,526,396 and $5,278,758, respectively, representing a decrease of 33.2%. The Products Segment generated 62% of overall revenues and the Services Segment generated 38% in the Current Quarter.

The decrease in Revenues in the Current Quarter is largely due to the decline in the revenues generated by both our business segments.

The Services Segment revenues and consequently overall performance in the Current Quarter was impacted by the delay in the approval of the US Defense Budget. Although this and the line item appropriations have now been approved, we are in the process of negotiating the backlog orders with the various defense contractors. Revenues in the Services Segment declined by 32% in the Current Quarter compared to the Previous Quarter.

The Product Segment revenues and consequently overall performance in the Current Quarter was adversely affected by our industry’s biggest trade event, Oceanology 2018, being convened in March 2018. Customers generally do not place orders before the trade event is held and our order take for both first and second quarter for this segment was down compared to the Previous Quarter. Revenues in the Products Segment declined by 34% in the Current Quarter compared to the Previous Quarter.

Gross Margins: Margin percentage was stronger in the Current Quarter at 73.3% (gross profit of $2,585,538) compared to 61.8% (gross profit $3,264,818) in the Previous Quarter. This increase is a reflection of the mix of sales generated in the Current Quarter with more units of rentals sales (as opposed to outright sales) from the Products Segment, which generates a higher gross profit. Further information on the performance of each Segment can be found in Note 13 to the Unaudited Consolidated Financial Statements above.

Research and Development (R&D). R&D expenditures in the Current Quarter were $640,477 compared to $247,758 in the Previous Quarter representing an increase of 158.5%. This is in line with our budgetary plans for the fiscal year 2018 and is a reflection of the investments we are making across both segments of our business. The Products Segment continues to invest in the new generation of products (including in our fourth generation (4G) of our real time 3D sonar technology, the new generation of our F180® (new F280® series) and our geophysical software products where we are imminently launching our first product based on “deep learning/machine learning” techniques. Whereas, the Services Segment is investing R&D resources in refreshing the Thermite® product it acquired in June 2014 and which is a significant part of its growth plans. Thermite® is a ruggedized mission computer with variants which are man worn, backpack worn and simultaneously integrated in the soldier’s helmet and in defense systems such as air-borne drones. The next generation of Thermite® (now the Thermite® Octal) is at the prototype stage and is with a significant customer for trials and assessments.

Both the Products Segment and Services Segment R&D expenditures increased in the Current Quarter compared to the Previous Quarter.

Description	Amount	% increase/decrease
Services Segment R&D Expenditures in the Current Quarter	$136,959	-
Services Segment R&D Expenditures in the Previous Quarter	Nil
Products Segment R&D Expenditures in the Current Quarter	$503,518	103.2%
Products Segment R&D Expenditures in the Previous Quarter	$247,758

Selling, General and Administrative Expenses (SG&A). SG&A expenditures for the Current Quarter increased to $2,025,630 from $1,639,892 in the Previous Quarter representing an increase of 23.5%. In addition to the new costs associated with our SEC reporting, NASDAQ listing, increased professional fees relating to these activities and increase in the costs of our Directors and Officers insurance, we had $539,475 of non-recurring costs comprising $159,218 in separation payments associated with reorganizing our Australian Operations (where we will focus our efforts on technical support in country and repatriate sales to our existing sales team in Edinburgh), along with an additional $75,258 for exhibition, recruitment fees, advertisement and legal fees for immigration services (for staff recruited outside of the European Union), exceptional costs associated with preparing and filing Form S-3 pursuant to the terms of private placement transaction completed in January 2018 of $27,500 and $277,499 in stock compensation to a former officer of the Company pursuant to the terms of a settlement agreement entered into in 2011. Without these exceptional and non-recurring costs our SG&A would be $1,486,155 (a decrease of 9.4%) over the Previous Quarter.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	April 30, 2018	April 30, 2017	Percentage Change
Wages and Salaries	$875,522	$826,034	Increase of 6.0%
Legal and Professional Fees (including accounting, audit and investment banking services)	$229,087	$231,790	Decrease of 1.2%
Rent for our various locations	$12,444	$16,496	Decrease of 24.6%
Marketing	$70,507	$61,554	Increase of 14.5%

The category of Wages and Salaries expenditures includes $159,218 of non-recurring separation payments associated with re-organizing our resources in our Australian subsidiary.

The category of Legal and Professional Fees include a non-recurring amount of $27,500 which reflect fees paid for preparing and filing Form S-3 pursuant to the terms of private placement transaction concluded in January 2018.

The decrease in our rent expenses is due to most of our subsidiaries now residing in owned property. We are also re-rationalizing the allocation of our costs to fund our Research and Development activities. As such, we will cease renting office space in Australia from May 2018 and Norway from April 2018 but there will be one-off costs associated with surrendering these premises.

The increase in our Marketing expenditures is a reflection of participation in the industry’s biggest trade show (“Oceanology 2018). This category does not include salary that is paid to our full time Marketing Executive.

In general, we are re-rationalizing our costs bases and re-allocating expenditures associated with some activities to R&D expenditures. For example, we have re-allocated sales resources from Australia to our existing sales team in Edinburgh, Scotland and although this involves incurring one-off separation costs of $159,218 this and other re-rationalization activities will ensure that we maintain our SG&A expenditures at a financially viable level and at the same time fund to a reasonable level our research and developments efforts.

Operating Income (loss). We realized a loss from our operating activities in the Current Quarter of $80,569 as compared to an operating income of $1,377,168 in the Previous Quarter. This decrease is due to the decline in our revenues generated by both our operating segments in the Current Quarter in conjunction with an increase in both our Research & Development and Selling & General Administrative expenditures.

Interest Expense. Interest expense decreased by 57.2% in the Current Quarter to $80,741 from $188,847 in the Previous Quarter. This is due to:

●	lower interest payments on our current Senior Loan with HSBC Bank NA than on the previous secured debentures which existed in the Previous Quarter (and now fully redeemed); and
●	reduction of the Principal Amount on the said HSBC Bank Senior Loan on or around March 28, 2018 from $6,789,736 to now $1,755,591. Please refer to Note 9 – Loans and Notes Payable to the Unaudited Consolidated Financial Statements for further details pertaining to this HSBC Loan for more information on this.

Other Income. In the Current Quarter, we had Other Income of $84,015 as compared to $86,643 in the Previous Quarter resulting in a decrease of 3.0%. This category is subject to fluctuations as it usually reflects Value Added Tax rebates from purchases made outside of the European Union by our UK operations and therefore changes according to the level of such purchases.

Net Income. In the Current Quarter, we had a net loss of $77,325 as compared to net income of $1,274,964 in the Previous Quarter. This is attributable to the decrease in our overall revenues in conjunction with significant increases in key areas of expenditures (Research & Development and Selling and General Administrative).

Comprehensive Income. In the Current Quarter, our Comprehensive Loss was $458,326 compared to a Comprehensive Income of $1,621,691 in the Previous Quarter. The decrease is a reflection of the loss on our operations realized in the Current Quarter. In Comprehensive Income was also included a loss from foreign currency translation adjustment of $381,001 in the Current Quarter as compared to a gain of $346,727 in the Previous Quarter.

Results of Operations for the Current Six Month Period compared to the Previous Six Month Period

Revenue: Total revenues for the Current Six Month Period and the Previous Six Month Period were $6,576,953 and $10,636,961, respectively, representing a decrease of 38.2%. The Products Segment generated 64% of overall revenues and the Services Segment generated 36%. The decrease in Revenues in the Current Six Month Period is largely due to the decline in the revenues generated by both our Services Segment and Products Segment in the Current Quarter, thus impacting on the overall results of the Current Six Month Period.

The Services Segment revenues and consequently overall performance in the Current Six Month Period was impacted by the delay in the approval of the US Defense Budget. Although this and the line item appropriations have now been approved, we are in the process of negotiating the backlog orders for calendar years 2017 and 2018 with the various defense customers.

The Product Segment revenues and consequently overall performance in the Current Quarter was impacted adversely due to the fact that our industry’s biggest trade show, Oceanology 2018, was convened in March 2018. Customers generally do not place orders before the trade event is held and order take for both first and second quarters for this segment was down. This therefore impacted its performance for the Current Six Month Period.

Gross Margins: Margin percentage was stronger in the Current Six Month Period at 71.3% (gross profit of $4,689,988) compared to 62.4% (gross profit $6,639,976) in the Previous Six Month Period. This increase is a reflection of the mix of sales generated in the Current Six Month Period with more units of rental sales generated from the Products Segment. The rental side of our operations generally yields higher gross profit margins than outright sale of products. Further information on the performance of each Segment can be found in Note 13 to the Unaudited Consolidated Financial Statements.

Research and Development (R&D). R&D expenditures in the Current Six Month Period were $1,311,016 compared to $498,988 in the Previous Six Month Period, representing an increase of 162.7%. This is in line with our budgetary plans for the fiscal year 2018 and is a reflection of the investments we are making across both segments of our business. The Products Segment continues to invest in the new generation of products (including our fourth generation (4G) of real time 3D sonar technology, the new generation of our F180® (new F280® series) and our geophysical software products where we are imminently launching our first product based on “deep learning/machine learning” techniques. Whereas, the Services Segment is investing R&D dollars in refreshing the Thermite® product it acquired in June 2014 and which is a significant part of its growth plans. Thermite® is a ruggedized mission computer with variants which are man worn, backpack worn and simultaneously integrated in the soldier’s helmet and in defense systems such as air-borne drones. The next generation of Thermite® (now the Thermite® Octal) is at the prototype stage and is with a significant customer for trials and assessments.

Both the Products Segment and Services Segment R&D expenditures increased in the Current Six Month Period compared to the Previous Six Month Period.

Description	Amount	% increase/decrease
Services Segment R&D Expenditures in the Current Six Month Period	$365,224	-
Services Segment R&D Expenditures in the Previous Six Month Period	Nil
Products Segment R&D Expenditures in the Current Six Month Period	$945,792	89.5%
Products Segment R&D Expenditures in the Previous Six Month Period	$498,988

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the Current Six Month Period increased to $3,531,387 from $3,045,780 in the Previous Six Month Period representing an increase of 15.9%. In addition to the new costs associated with our SEC reporting, NASDAQ listing, increased professional fees relating to these activities, and increase in the costs of our Directors and Officers insurance, we had $546,975 of non-recurring costs comprising $159,218 in separation payments associated with reorganizing our Australian Operations (where we will focus our efforts on technical support in country and repatriate sales to our existing sales team in Edinburgh) along with an additional $75,258 for exhibition, recruitment fees, advertisement, legal fees for immigration services (for staff recruited outside of the European Union), legal and professional fees of approximately $35,000 associated with private placement transaction concluded in January 2018 and $277,499 in stock compensation to a former officer of the Company pursuant to the terms of a settlement agreement entered into in 2011. Without these non-recurring costs our SG&A in the Current Six Month Period would be $2,984,412, reflecting a decrease of 2.0% over the Previous Six Month Period.

Key Areas of SG&A Expenditure across the Group for the Current Six Month Period compared to the Previous Six Month Period are:

Expenditure	April 30, 2018	April 30, 2017	Percentage Change
Wages and Salaries	$1,560,736	$1,653,947	Decrease of 5.6%
Legal and Professional Fees (including accounting, audit and investment banking services)	$551,757	$484,404	Increase of 13.9%
Rent for our various locations	$39,335	$29,979	Increase of 31.2%
Marketing	$84,194	$120,515	Decrease of 30.7%

The category of Wages and Salaries expenditures includes $159,218 of non-recurring separation payments associated with re-organizing our resources in our Australian subsidiary.

The increase in Legal and Professional category of expenditures is a reflection of the increased costs associated with becoming a listed SEC reporting company and exceptional costs of $35,000 associated with completing the private placement transaction and filing the Form S-3 with the SEC following our equity financing transaction in January 2018.

The increase in the category of rent is a reflection of our subsidiary in Orlando now renting office space (and no longer owning office space). However, the outlook for this category of expenditure is that this will decrease as we are re-rationalizing the allocation of our costs to fund our Research and Development activities. As such, we will cease renting office space in Australia from May 2018 and Norway from April 2018 but there will be one-off costs associated with surrendering these premises.

The decrease in the category of Marketing expenditures is not a reflection of a reduction in these activities but more a reflection of the timing of these activities within the financial year. With the launch of our new products we would expect to increase this category of expenditure. This category does not include salary that is paid to our full time Marketing Executive.

In general, we are re-rationalizing our costs bases and re-allocating expenditures associated with some activities to R&D expenditures. For example, we have re-allocated sales resources from Australia to our existing sales team in Edinburgh, Scotland and although this involves incurring one-off separation costs this and other re-rationalization activities will ensure that we maintain our SG&A expenditures at a financially viable level and at the same time fund to a reasonable level our research and developments efforts.

Operating Income (loss). We realized a loss from our operating activities in the Current Six Month Period of $152,415 as compared to an operating income of $3,095,208 in the Previous Six Month Period. This decrease is due to the realization of a reduction in our revenues generated in the Current Six Month Period (for the reasons explained above) in conjunction with increases in both our Research & Development expenditures and Selling & General Administrative expenditures.

Interest Expense. Interest expense decreased by 52.3% in the Current Six Month Period to $183,489 from $384,341 in the Previous Six Month Period. This is due to:

●	lower interest payments on our current Senior Loan with HSBC Bank NA than on the previous secured debentures which existed in the Previous Quarter (and now fully redeemed); and
●	reduction of the Principal Amount on the said HSBC Bank Senior Loan on or around March 28, 2018 from $6,789,736 to now $1,755,591. Please refer to Note 9 – Loans and Notes Payable to the Unaudited Consolidated Financial Statements for further details pertaining to this HSBC Loan for more information on this.

Other Income. In the Current Six Month Period, we had Other Income of $90,670 as compared to $136,059 in the Previous Six Month Period resulting in a decrease by 33.4%. This category is subject to fluctuations as it usually reflects Value Added Tax rebates from purchases made outside of the European Union by our UK operations and therefore changes according to the level of such purchases.

Net Income (Loss). In the Current Six Month Period, we had a net loss of $245,264 as compared to net income of $2,846,926 in the Previous Six Month Period. This is attributable to the decrease in our overall revenues (for the reasons explained above) in conjunction with an increase in key areas of expenditures (Research & Development and Selling and General Administrative).

Comprehensive Income (Loss). In the Current Six Month Period, our Comprehensive Income was $329,672 compared to $3,614,813 in the Previous Six Month Period, representing a decrease of 90.9%. The decrease is a reflection of the loss realized in the Current Six Month Period. Comprehensive Income benefited from a foreign currency translation adjustment of $57,936 in the Current Six Month Period as compared to $767,887 in the Previous Six Month Period.

Liquidity and Capital Resources

At April 30, 2018, the Company had an accumulated deficit of $37,228,201, working capital of $12,233,648 and stockholders’ equity of $19,804,573. For the Current Six Month Period, the Company generated cash from operations of $242,715.

Financing Activities

Secured Promissory Note

On April 28, 2017, the Company and its wholly-owned US based subsidiaries, Coda Octopus Products, Inc. and Coda Octopus Colmek, Inc. (together, the “Subsidiaries”), entered into a loan agreement with HSBC Bank NA (the “Lender”) for a loan in the principal amount of $8,000,000 (the “Loan”). The annual interest rate is fixed at 4.56%. Commencing on May 28, 2017 and continuing on the 28th day of each month thereafter, the Company was required to make monthly principal and interest payments of $149,350 until April 28, 2022. In addition, within 30 days after the delivery to the Lender of the Company’s annual audited financial statements, the Company is required to make an annual principal payment of $700,000 during the term of the Loan. Such annual payments will reduce the balance of the principal outstanding. As a result, it is expected that the Loan will be repaid within a period of approximately 45 months. The Loan may be prepaid in whole or in part at any time subject to a break funding charge as detailed in the promissory note evidencing the Loan.

On March 28, 2018, in accordance with the terms of the HSBC Loan Agreement, the Company prepaid a portion of the principal and reduced the principal outstanding under this loan to $1,917,602. This prepayment included the three annual payments of $700,000 (totaling $2,100,000) stipulated under the original term of the loan. As a result the monthly principal and interest payments have been reduced from $149,350 to $43,777 per month. It is now expected that the Loan will be repaid by December 31, 2021.

The obligations in connection with the repayment of the Loan are secured by all assets of Coda Octopus Group, Inc. and its US Subsidiaries. Our foreign subsidiaries are joint and several guarantors of the obligations.

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

On April 30, 2018, the outstanding principal balance under the Loan was $1,755,591 (See Note 9 of our Unaudited Consolidated Financial Statements above for more information on this). A full reconciliation of the HSBC Bank NA amounts is set out below:

Balance October 31, 2017	$7,279,353

Balance January 31, 2018	$6,912,837

Repayment January - April 28, 2018	$(5,157,246)

Balance April 30, 2018	$1,755,591

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

In accordance with the terms of the Offering, the Company filed a re-sale registration statement with respect to the shares issued in the Offering which was declared effective on May 2, 2018. For a period of 36 months, the investors also have the right to purchase, based on their pro-rata ownership of common stock, shares (or securities convertible into shares) offered in subsequent offerings, subject to certain limited exceptions.

Inflation and Foreign Currency

The Company maintains its books in local currency: US Dollars, British Pound, Australian Dollars and Norwegian and Danish Kroner for its United States, United Kingdom, Australian, Norwegian and Danish operations, respectively.

The Company’s operations are conducted in the United States, and through its wholly-owned subsidiaries, in the United Kingdom, Australia, Denmark and Norway. As a result, fluctuations in currency exchange rates do significantly affect the Company’s sales, profitability and financial position when the foreign currencies of its international operations are translated into U.S. dollars for financial reporting. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. The Company cannot predict the extent to which currency fluctuations may affect the Company’s business and financial position, and there is a risk that such fluctuations will have an adverse impact on the Company’s sales, profits and financial position. Also, because differing portions of our revenues and costs are denominated in foreign currency, movements can impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens without correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure.

In the Current Quarter, the translation of the Company’s UK operations’ British Pound denominated balance sheets and income statements into US dollars has been affected by the strengthening of the average value of the British pound against the US dollars in the relevant time periods from $1.26 during the Previous Quarter to $1.39 in the Current Quarter. These are the values that have been used in the calculations below. In the Current Quarter the Australian Dollars and the Norwegian Kroner have strengthened slightly against the US Dollar compared to the Previous Quarter. We have not included the impact of Danish Kroner as the impact was immaterial.

The impact of these currency fluctuations on the three months ended April 30, 2018 is shown below. In this context “Constant Rates” is defined as the weighted average exchange rate prevailing in the Previous Quarter.

	GBP		AUD		NOK		Total Effect
	Actual Results	Constant rates	Actual Results	Constant rates	Actual Results	Constant rates
Revenues	1,559,866	1,429,165	115,380	113,274	0	0	132,807
Costs	(1,585,778)	(1,452,906)	(190,569)	(187,091)	(9,865)	(9,258)	(136,957)
Net Income (Loss)	(25,912)	(23,741)	(75,189)	(73,817)	(9,865)	(9,258)	(4,151)
Assets	12,238,449	11,522,898	279,125	277,169	7,433	6,948	717,992
Liabilities	(775,440)	(730,102)	(1,404)	(1,394)	(1,297)	(1,212)	(45,432)
Net Assets	11,463,009	10,792,796	277,721	275,774	6,136	5,736	672,560

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, increased our net loss on activities in the Current Quarter by $4,151 and increased net assets by $672,560. In addition, the Company booked transactional exchange rate losses of $8,051 during the Current Quarter. All of these amounts are material to our overall financial results in the Current Quarter.

In the Current Six Month Period, the translation of the Company’s UK operations’ British Pound denominated balance sheets and income statements into US dollars has been affected by the strengthening of the average value of the British pound against the US dollars in the relevant time periods from $1.25 during the Previous Six Month Period to $1.38 in the Current Six Month Period. These are the values that have been used in the calculations below. In the Current Six Month Period the Australian Dollars and the Norwegian Kroner have weakened slightly against the US Dollar compared to the Previous Six Month Period.

The impact of these currency fluctuations on the six months ended April 30, 2018 is shown below. In this context “Constant Rates” is defined as the weighted average exchange rate prevailing in the Previous Six Month Period.

	GBP		AUD		NOK		Total Effect
	Actual Results	Constant rates	Actual Results	Constant rates	Actual Results	Constant rates
Revenues	3,390,414	3,085,555	254,351	246,181	67	63	313,033
Costs	(3,104,857)	(2,825,674)	(249,160)	(241,157)	(62,720)	(59,002)	(290,904)
Net Income (Loss)	285,557	259,880	5,191	5,024	(62,653)	(58,939)	22,129
Assets	12,238,449	11,522,898	279,125	277,169	7,433	6,948	717,992
Liabilities	(775,440)	(730,102)	(1,404)	(1,394)	(1,297)	(1,212)	(45,432)
Net Assets	11,463,009	10,792,796	277,721	275,774	6,136	5,736	672,560

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, increased our profit from our activities outside of the USA in the Current Six Month Period by $22,129 and increased net assets by $672,560. In addition, the Company booked transactional exchange rate losses of $22,670 during the Current Six Month Period. All of these amounts are material to our overall financial results in the Current Six Month Period.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of April 30, 2018. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A. Risks Factors

Not required for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the reporting period the Company issued the following shares of common stock:

On or around April 19, 2018, the Company issued an aggregate of 63,068 shares of its common stock at a value of $4.40 for each share to an ex-employee pursuant to the terms of a settlement agreement entered into on or around January 14, 2011.

Pursuant to an agreement entered into in June 2017, on February 1, 2018 the Company issued an aggregate of 6,250 shares of its common stock to two consultants for services rendered at a value of $4.62 for each share of common stock.

All securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereunder as they were issued without general solicitation and represented by certificates that were imprinted with a restrictive legend.

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

Coda Octopus Group, Inc. (Registrant)

Date: June 14, 2018	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: June 14, 2018	/s/ Michael Midgley
Michael Midgley
Chief Financial Officer

