Form 10-Q
period 2018-07-31
Coda Octopus Group, Inc.
filed 2018-09-13
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-38154

CODA OCTOPUS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-200-8348
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

9100 Conroy Windermere Road, Suite 200, Windermere, Florida	34784
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(863) 937 8985

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of September 13, 2018 is 10,415,416.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

July 31, 2018 and October 31, 2017

	2018	2017
	Unaudited
ASSETS
CURRENT ASSETS

Cash and Cash Equivalents	$6,711,263	$6,851,539
Accounts Receivables, Net	3,761,948	1,418,114
Inventory	4,187,906	3,652,249
Unbilled Receivables	2,349,871	2,723,172
Other Current Assets	113,859	320,814
Prepaid Expenses	184,811	291,623

Total Current Assets	17,309,658	15,257,511

FIXED ASSETS
Property and Equipment, net	5,039,221	5,213,281

OTHER ASSETS
Goodwill and Other Intangibles, net	3,599,737	3,589,281

Total Assets	$25,948,616	$24,060,073

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

July 31, 2018 and October 31, 2017

	2018	2017
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts Payable	$825,874	$981,994
Accrued Expenses and Other Current Liabilities	627,936	519,208
Loans and Note Payable, current	1,459,326	2,212,951
Deferred Revenue, current	281,037	402,955

Total Current Liabilities	3,194,173	4,117,108

LONG TERM LIABILITIES

Deferred Revenue, long term	44,805	49,143
Loans and Note Payable, long term	1,177,825	6,066,402

Total Long Term Liabilities	1,222,630	6,115,545

Total Liabilities	4,416,803	10,232,653

STOCKHOLDERS’ EQUITY

Preferred stock, Series C, $.001 par value; 5,000,000 shares authorized, 1,000 shares issued and outstanding, as of July 31, 2018 and October 31, 2017	1	1
Common stock, $.001 par value; 150,000,000 shares authorized, 10,415,416 and 9,136,121 shares issued and outstanding as of July 31, 2018 and October 31, 2017, respectively	10,415	9,136
Additional paid-in capital	58,485,853	52,839,651
Accumulated other comprehensive loss	(1,733,865)	(2,038,431)
Accumulated deficit	(35,230,591)	(36,982,937)

Total Stockholders’ Equity	21,531,813	13,827,420

Total Liabilities and Stockholders’ Equity	$25,948,616	$24,060,073

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income

For the Periods Indicated

Unaudited

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017

Net Revenues	$5,778,473	$5,043,590	$12,355,426	$15,680,551

Cost of Revenues	1,584,200	1,982,761	3,471,165	5,979,746

Gross Profit	4,194,273	3,060,829	8,884,261	9,700,805

OPERATING EXPENSES

Research & Development	530,392	200,118	1,841,408	699,106
Selling, General & Administrative	1,640,842	1,717,264	5,172,229	4,741,968

Total Operating Expenses	2,171,234	1,917,382	7,013,637	5,441,074

INCOME FROM OPERATIONS	2,023,039	1,143,447	1,870,624	4,259,731

OTHER INCOME (EXPENSE)
Other Income	3,972	89,931	94,642	204,914
Interest Expense	(29,421)	(112,089)	(212,910)	(496,430)

Total Other Income (Expense)	(25,449)	(22,158)	(118,268)	(291,516)

NET INCOME BEFORE INCOME TAXES	1,997,590	1,121,289	1,752,356	3,968,215

INCOME TAX EXPENSE (REFUND)	20	3,513	(10)	3,513

NET INCOME	$1,997,610	$1,124,802	$1,752,346	$3,971,728

NET INCOME PER SHARE:
Basic	$0.19	$0.12	$0.18	$0.44
Diluted	$0.19	$0.12	$0.17	$0.43

WEIGHTED AVERAGE SHARES:
Basic	10,415,416	9,110,674	9,976,917	9,104,890
Diluted	10,615,416	9,310,674	10,176,917	9,304,890

NET INCOME	$1,997,610	$1,124,802	$1,752,346	$3,971,728
Other Comprehensive Income

Foreign currency translation adjustment	(270,370)	13,307	304,566	781,194

Total Other Comprehensive (Loss) Income	(270,370)	13,307	304,566	781,194

COMPREHENSIVE INCOME	$1,727,240	$1,138,109	$2,056,912	$4,752,922

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended July 31, 2018

Unaudited

	Preferred Stock				Additional	Accumulated Other
	Series C		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, October 31, 2017	1,000	$1	9,136,121	$9,136	$52,839,651	$(2,038,431)	$(36,982,937)	$13,827,420

Stock Issued to Investors	-	-	1,203,727	1,204	5,311,528	-	-	5,312,732
Stock Issued to Consultants	-	-	12,500	12	57,238	-	-	57,250
Stock Issued to Former Officer	-	-	63,068	63	277,436			277,499
Foreign currency translation adjustment	-	-	-	-	-	304,566	-	304,566
Net Income	-	-	-	-	-	-	1,752,346	1,752,346
Balance, July 31, 2018	1,000	$1	10,415,416	$10,415	$58,485,853	$(1,733,865)	$(35,230,591)	$21,531,813

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

For the Periods Indicated

Unaudited

	Nine Months Ended July 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,752,346	$3,971,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	605,645	631,062
Stock compensation	334,749	86,930
Realized gain on the sale of fixed assets	-	(81,494)
(Increase) decrease in operating assets:
Accounts receivable	(2,343,834)	740,734
Inventory	(535,657)	(298,842)
Unbilled receivables	373,301	(326,421)
Other current assets	206,955	(241,044)
Prepaid expenses	106,812	(92,296)
Deferred tax assets	-	85,712
(Decrease) in operating liabilities:
Accounts payable and other current liabilities	(47,392)	(119,748)
Deferred revenues	(126,256)	(148,661)
Net Cash provided by Operating Activities	326,669	4,207,660
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(442,041)	(2,649,060)
Proceeds from the sale of fixed assets	-	525,275
Restricted cash	-	13,695
Net Cash (used in) Investing Activities	(442,041)	(2,110,090)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments - loans and notes payable	(5,642,202)	(384,202)
Issuance of stock for cash	5,312,732	-
Redemption of Series C preferred stock	-	(1,100,000)
Net Cash (used in) Financing Activities	(329,470)	(1,484,202)
EFFECT OF CURRENCY EXCHANGE RATE ON CHANGES IN CASH	304,566	781,194

NET (DECREASE) INCREASE IN CASH	(140,276)	1,394,562

CASH AT THE BEGINNING OF THE PERIOD	6,851,539	5,601,767

CASH AT THE END OF THE PERIOD	$6,711,263	$6,996,329
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$178,785	$464,705
Non-cash transactions
Preferred stock issued for accrued interest	$-	$1,000,000
Payment of secured debt directly with proceeds of note payable	$-	$8,000,000

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2018 and 2017

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Coda Octopus Group, Inc.’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Coda Octopus Group, Inc. (“the Company”, “Coda Octopus,” “we,” or “us”) filed audited consolidated financial statements as of and for the fiscal years ended October 31, 2017 and 2016 which included all information and notes necessary for such complete presentation in conjunction with its report on Form 10-K filed on January 30, 2018 (the “Form 10-K”). The results of operations for the interim period ended July 31, 2018 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended October 31, 2017, which are contained in the Company’s report on Form 10-K. The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of July 31, 2018 and the results of operations, comprehensive income and cash flows for the interim periods ended July 31, 2018 and 2017. The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the US dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s UK-based operations are measured using the British Pound Sterling, Australian based operations are measured using Australian Dollars and Norwegian based operations are measured using Norwegian Kroner as the functional currencies. Foreign currency translation gains and losses are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are also included in other comprehensive income.

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

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2018 and 2017

NOTE 4 – INVENTORY

Inventory is stated at the lower of cost (weighted average method) or net realizable value. Inventory consisted of the following components:

	July 31, 2018	October 31, 2017

Raw materials and parts	$3,385,859	$2,651,511
Work in progress	227,473	501,692
Demo goods	-	349,480
Finished goods	574,574	149,566

Total Inventory	$4,187,906	$3,652,249

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following components:

	July 31, 2018	October 31, 2017

Deposits	$10,250	$11,255
Other receivables	45,000	73,600
Value added tax (VAT) receivable	58,608	235,959

Total Other Current Assets	$113,859	$320,814

NOTE 6 – ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues including unbilled and deferred revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include costs and earnings in excess of billings, billings in excess of costs and estimated earnings, valuation of accounts receivables, valuation of inventory, valuation of deferred tax assets (DTA’s) and the valuation of goodwill.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2018 and 2017

NOTE 7 – CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the consolidated balance sheets as Unbilled Receivables of $2,349,871 and $2,723,172 as of July 31, 2018 and October 31, 2017, respectively.

Our Deferred Revenue of $325,842 and $452,098 as of July 31, 2018 and October 31, 2017, respectively, consists of billings in excess of costs and estimated earnings and revenues received as part of our warranty obligations upon completing a sale – elaborated further in the last paragraph of this note.

Billings in excess of cost and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the balance sheets. These amounts are stated on the balance sheets as a component of Deferred Revenue of $1,838 and $0 as of July 31, 2018 and October 31, 2017, respectively.

Revenue received as part of sales of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales, and Through Life Support (which is a support package (for major software upgrades, service and technical support for the life cycle of the product) with these amounts amortized over 12 months, our stated warranty period, from the date of sale and 60 months for Through Life Support. These amounts are stated on the balance sheets as a component of Deferred Revenue of $79,205 and $76,574 as of July 31, 2018 and October 31, 2017, respectively.

NOTE 8 – CONCENTRATIONS

Significant Customers

During the three months ended July 31, 2018, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $1,113,389, or 19% of net revenues during the period. Total accounts receivable from this customer at July 31, 2018 was $62,218 or 2% of accounts receivable.

During the three months ended July 31, 2017, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $1,107,723, or 22% of net revenues during the period. Total accounts receivable from this customer at July 31, 2017 was $605,831 or 24% of accounts receivable.

During the nine months ended July 31, 2018, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $2,138,815, or 17% of net revenues during the period. Total accounts receivable from this customer at July 31, 2018 was $62,218 or 2% of accounts receivable.

During the nine months ended July 31, 2017, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $3,961,648, or 25% of net revenues during the period. Total accounts receivable from this customer at July 31, 2017 was $605,831 or 24% of accounts receivable.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2018 and 2017

NOTE 9 – LOANS AND NOTES PAYABLE

	July 31, 2018	October 31, 2017

Secured note payable to HSBC with interest payable on the 28th day of each month at 4.56% per annum. On March 28, 2018 the Company prepaid a portion of the principal thereby reducing the principal outstanding under this loan to $1,917,602 resulting in the repayment obligations (principal and interest payments) being reduced to $43,777 per month. It is now expected that the Loan will be repaid within 41 months. There was no prepayment penalty associated with the reduction of the principal.	$1,637,151	$7,279,353

One of our subsidiaries has an unsecured working capital loan from the CEO of the Company. The note is due on November 30, 2018 and carries an interest rate of 4.5%.	1,000,000	1,000,000

Total	2,637,151	8,279,353
Less: current portion	(1,459,326)	(2,212,951)
Total Long-Term Loans and Notes Payable	$1,177,825	$6,066,402

We have an unused line of credit for up to $455,000 with HSBC UK to use specifically for bank guarantees. As of July 31, 2018 the balance is $0.

NOTE 10– ACCUMULATED OTHER COMPREHENSIVE INCOME

	July 31, 2018	October 31, 2017

Balance, beginning of year	$(2,038,431)	$(2,337,437)
Total other comprehensive income for the year - foreign currency translation adjustment	304,566	299,006
Balance, end of period	$(1,733,865)	$(2,038,431)

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

July 31, 2018 and 2017

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

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2018 and 2017

NOTE 12 – EARNINGS PER COMMON SHARE

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
Fiscal Period	July 31 2018	July 31 2017	July 31 2018	July 31 2017
Numerator:
Net (Loss) Income	$1,997,610	$1,124,802	$1,752,346	$3,971,728

Denominator:
Basic weighted average common shares outstanding	10,415,416	9,110,674	9,976,917	9,104,890
Conversion of Series C Preferred Stock	200,000	200,000	200,000	200,000
Diluted outstanding shares	10,615,416	9,310,674	10,176,917	9,304,890
Earnings from continuing operations

Basic	$0.19	$0.12	$0.18	$0.44
Diluted	$0.19	$0.12	$0.17	$0.43

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2018 and 2017

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

Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Corporate includes general corporate administrative costs (overheads).

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

The following table summarizes segment asset and operating balances by reportable segment as of and for the three and nine months ended July 31, 2018 and 2017 respectively.

The Company’s reportable business segments operate in three geographic locations. Those geographic locations are:

* United States

* Europe

* Australia

Information concerning principal geographic areas according to the area where the activity has taken place for the three and nine months ended July 31, 2018 and 2017, respectively is presented below:

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2018 and 2017

NOTE 13 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended July 31, 2018

Revenues from External Customers	$3,926,491	$1,851,982	$-	$5,778,473

Cost of Revenues	650,669	933,531	-	1,584,200

Gross Profit	3,275,822	918,451	-	4,194,273

Research & Development	440,202	90,190	-	530,392
Selling, General & Administrative	723,155	566,692	350,995	1,640,842

Total Operating Expenses	1,163,357	656,882	350,995	2,171,234

Income (Loss) from Operations	2,112,465	261,569	(350,995)	2,023,039

Other Income (Expense)

Other Income	3,941	31	-	3,972
Interest Expense	(2,480)	(15,802)	(11,139)	(29,421)

Total Other Income (Expense)	1,461	(15,771)	(11,139)	(25,449)

Net Income (Loss) before income taxes	2,113,926	245,798	(362,134)	1,997,590

Income tax Refund	-	-	20	20

Net Income (Loss)	$2,113,926	$245,798	$(362,114)	$1,997,610

Supplemental Disclosures

Total Assets	$14,016,131	$11,378,558	$553,927	$25,948,616

Total Liabilities	$865,138	$1,660,291	$1,891,374	$4,416,803

Revenues from Intercompany Sales - eliminated from sales above	$44,180	$183,800	$675,000	$902,980

Depreciation and Amortization	$137,426	$66,435	$5,728	$209,589

Purchases of Long-lived Assets	$232,575	$(6,122)	$30,667	$257,120

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2018 and 2017

NOTE 13 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended July 31, 2017

Revenues from External Customers	$3,439,587	$1,604,003	$-	$5,043,590

Cost of Revenues	1,054,369	928,392	-	1,982,761

Gross Profit	2,385,218	675,611	-	3,060,829

Research & Development	200,118	-	-	200,118
Selling, General & Administrative	781,908	637,465	297,891	1,717,264

Total Operating Expenses	982,026	637,465	297,891	1,917,382

Income (Loss) from Operations	1,403,192	38,146	(297,891)	1,143,447

Other Income (Expense)

Other Income	89,670	261	-	89,931
Interest Expense	(5,947)	(15,451)	(90,691)	(112,089)

Total Other Income (Expense)	83,723	(15,190)	(90,691)	(22,158)

Net Income (Loss) before income taxes	1,486,915	22,956	(388,582)	1,121,289

Income Refund	3,513	-	-	3,513

Net Income (Loss)	$1,490,428	$22,956	$(388,582)	$1,124,802

Supplemental Disclosures

Total Assets	$12,300,376	$12,529,169	$1,093,219	$25,922,764

Total Liabilities	$1,103,023	$1,638,002	$8,287,374	$11,028,399

Revenues from Intercompany Sales - eliminated from sales above	$1,002,339	$36,030	$369,625	$1,407,994

Depreciation and Amortization	$130,048	$101,442	$3,211	$234,701

Purchases of Long-lived Assets	$252,653	$45,841	$-	$298,494

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2018 and 2017

NOTE 13 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Nine Months Ended July 31, 2018

Revenues from External Customers	$8,142,724	$4,212,702	$-	$12,355,426

Cost of Revenues	1,298,022	2,173,143	-	3,471,165

Gross Profit	6,844,702	2,039,559	-	8,884,261

Research & Development	1,385,994	455,414	-	1,841,408
Selling, General & Administrative	2,150,168	1,813,357	1,208,704	5,172,229

Total Operating Expenses	3,536,162	2,268,771	1,208,704	7,013,637

Income (Loss) from Operations	3,308,540	(229,212)	(1,208,704)	1,870,624

Other Income (Expense)

Other Income	92,514	2,128	-	94,642
Interest (Expense) Income	(9,289)	(45,503)	(158,118)	(212,910)

Total Other Income (Expense)	83,225	(43,375)	(158,118)	(118,268)

Net Income (Loss) before income taxes	3,391,765	(272,587)	(1,366,822)	1,752,356

Income Refund (expense)	(6,596)	-	6,586	(10)

Net Income (Loss)	$3,385,169	$(272,587)	$(1,360,236)	$1,752,346

Supplemental Disclosures

Total Assets	$14,016,131	$11,378,558	$553,927	$25,948,616

Total Liabilities	$865,138	$1,660,291	$1,891,374	$4,416,803

Revenues from Intercompany Sales - eliminated from sales above	$831,352	$196,103	$2,025,000	$3,052,455

Depreciation and Amortization	$374,076	$218,649	$12,920	$605,645

Purchases of Long-lived Assets	$486,604	$43,839	$55,452	$585,895

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2018 and 2017

NOTE 13 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Nine Months Ended July 31, 2017

Revenues from External Customers	$9,189,731	$6,490,820	$-	$15,680,551

Cost of Revenues	2,753,297	3,226,449	-	5,979,746

Gross Profit	6,436,434	3,264,371	-	9,700,805

Research & Development	699,106	-	-	699,106
Selling, General & Administrative	2,165,601	1,979,436	596,931	4,741,968

Total Operating Expenses	2,864,707	1,979,436	596,931	5,441,074

Income (Loss) from Operations	3,571,727	1,284,935	-596,931	4,259,731

Other Income (Expense)

Other Income	204,653	261	-	204,914
Interest Expense	(538,088)	(214,674)	256,332	(496,430)

Total Other Income (expense)	(333,435)	(214,413)	256,332	(291,516)

Income before income taxes	3,238,292	1,070,522	(340,599)	3,968,215

Income Refund (expense)	3,513	-	-	3,513

Net Income	$3,241,805	$1,070,522	$(340,599)	$3,971,728

Supplemental Disclosures

Total Assets	$12,300,376	$12,529,169	$1,093,219	$25,922,764

Total Liabilities	$1,103,023	$1,638,002	$8,287,374	$11,028,399

Revenues from Intercompany Sales - eliminated from sales above	$1,680,852	$265,985	$607,375	$2,554,212

Depreciation and Amortization	$377,311	$244,223	$9,528	$631,062

Purchases of Long-lived Assets	$2,541,716	$94,874	$12,470	$2,649,060

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2018 and 2017

NOTE 13 – SEGMENT ANALYSIS (continued)

	USA	Europe	Australia	Total

External Revenues by Geographic Locations

Three Months Ended July 31, 2018	$2,060,203	$3,718,877	$(607)	$5,778,473

Three Months Ended July 31, 2017	$1,550,141	$2,942,364	$551,085	$5,043,590

Nine Months Ended July 31, 2018	$5,082,194	$7,017,581	$255,651	$12,355,426

Nine Months Ended July 31, 2017	$6,825,815	$7,574,299	$1,280,437	$15,680,551

NOTE 14 – Private Placement and Stock Issuances

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

Pursuant to an agreement entered into in June 2017, on March 6, 2018 the Company issued an aggregate of 6,250 shares of its common stock to two consultants for services rendered at a value of $4.54 for each share of common stock.

NOTE 15 – INCOME TAXES

On December 22, 2017, the US Congress passed the Tax Cuts and Jobs Act, which reduced the corporate tax rate from 39% to 21%. This change would reduce the deferred tax asset, from $4,270,500 to $2,299,500 as of October 31, 2017. The Company has provided a full valuation allowance against the deferred tax asset. This tax law change will not impact these consolidated financial statements. However, should our deferred tax asset reverse, we will not recognize benefits in the amount previously expected.

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

“Current Quarter”	The three month period ended July 31, 2018
“Previous Quarter”	The three month period ended July 31, 2017
“Current Nine Month Period”	The nine month period ended July 31, 2018
“Previous Nine Month Period”	The nine month period ended July 31, 2017

We operate two distinct business segments. Our Products Segment designs and manufactures patented real time 3D sonar solutions and other leading products for subsea applications (“Products Segment”). Our Services Segment supplies engineering services to prime defense contractors (“Services Segment”).

The Products Segment products are used primarily in the underwater construction market, offshore oil and gas, offshore wind energy industry, and in the complex dredging, port security, defense, mining and marine sciences sectors. Our customers include service providers to major oil and gas companies, law enforcement agencies, ports, mining companies, defense bodies, research institutes and universities.

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

Both Segments’ revenues declined in the Current Nine Month Period compared to the Previous Nine Month Period. Despite this decline and significant increases in SG&A (which includes on a consolidated year to date basis non-recurring costs of $740,486) and R&D expenditures, we realized a net income in the Current Nine Month Period of $1,752,346 compared to net income in the Previous Nine Month of $3,971,728.

Products Segment	In the Current Quarter, this segment generated 68% of our overall revenues realized in the Current Quarter.	In the Previous Quarter, this segment generated 68% of our overall revenues realized in the Previous Quarter.

Products Segment	In the Current Nine Month Period, this segment generated 66% of our overall revenues realized in the nine month period of 2018.	In the Previous Nine Month Period, this segment generated 59% of our overall revenues realized in the nine month period of 2017.

Services Segment	In the Current Quarter, this segment generated 32% of our overall revenues realized in the Current Quarter	In the Previous Quarter, this segment generated 32% of our overall revenues realized in the Previous Quarter.

Services Segment	In the Current Nine Month Period, this segment generated 34% of our overall revenues realized in the nine month period of 2018.	In the Previous Nine Month Period, this segment generated 41% of our overall revenues realized in the nine month period of 2017.

In the Current Quarter, revenues in the Services Segment increased by 15% compared to the Previous Quarter. Although in the Current Quarter the Services Segment realized an increase in its revenues compared to the Previous Quarter, on an annualized basis this segment is behind in its revenues plan due to ongoing delays in the US administration approving the government budget. The US Defense Budget is now in place and the Services Segment is currently negotiating a number of contracts with defense customers which relate to backlog orders for calendar years 2016, 2017 and 2018. We have received some of the backlog orders pertaining to calendar year 2016 (approximately $1.7m) but we are still negotiating contracts for backlog orders for 2017 and 2018. Until the negotiations are completed, the contracts will not be awarded. We anticipate that some of these contracts will be awarded to us by our customers in the fourth quarter of this fiscal year. Although our backlog of orders is set to grow, we expect our revenues and overall earnings from the Services Segment to be weak in this fiscal year of the Company.

During the Current Quarter revenues in the Products Segment increased by 14% compared to the Previous Quarter. This is largely due to an increase in order take in the Current Quarter in contrast to our order take in the first and second quarters of this fiscal year which was weak due to customers delaying purchasing decisions in the first and second quarters of this fiscal year, until the finalization of the biggest trade show for the industry in which we operate, and which was held in March 2018 (“Oceanology 2018”). It is our experience that leading up to this trade show (which is held every two years), in the first and second quarter, our customers will not place orders as they are waiting to see if “new products and technology” are unveiled at the trade show. This resulted in orders that we may have received in either the first or second quarters of our fiscal year, being placed in the third quarter instead. Consequently, order take in the Current Quarter was stronger than the Previous Quarter.

Despite the weak performance of our Products Segment in the first two quarters of this fiscal year, we continue to believe that our unique and patented real time 3D solutions are a significant advancement on the other technology available in the subsea sonar imaging market. This is due to its ability to provide real time volumetric data of underwater targets in low or zero visibility conditions and its capability to image moving objects in the subsea environment. Furthermore, because the technology provides real time imaging of the underwater environment, it enhances the safety of these operations significantly and delivers substantial productivity gains to our customers, thus reducing their costs.

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

Since introducing our patented real time 3D sonar product, we have made progress in getting this technology, (branded Echoscope®) adopted by a significant number of ports in the USA (the CodaOctopus® Underwater Inspection System which integrates our Echoscope®, our motion sensing product and a hydrographic pole) where it is used for port and harbor security. In addition to the successes we have had in the USA with our Underwater Inspection System, in 2015 we secured the first sale of our Underwater Inspection System to a foreign government body in East Asia and in 2016 we sold two additional systems to this body. We anticipate selling additional systems into this government body as part of their technology upgrade program for the next three years. Furthermore, we continue to increase the number of ports in the USA using this system and in fiscal year 2018 we have sold an additional Underwater Inspection System to a significant port on the west coast of the USA for a contract value of $664,765.

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

The re-innovation of the form factor through a reduction in size, weight and power requirements (SWaP) of our new fourth generation real time 3D sonar technology, now paves the way for entry into new markets where previously SWaP and price were significant barriers to entry.

Our business is affected by a number of factors including those set out below:

A.	The Company’s operations are split between the United States, United Kingdom and Australia. A large proportion of our revenues (approximately 64% in the Current Quarter and 59% in the Current Nine Month Period) and costs are incurred outside of the USA with a significant part (64% of our total revenues in the Current Quarter and 57% in the Current Nine Month Period) in the United Kingdom (“UK”). In addition, a significant part of our assets (both current and fixed) are held in British Pounds by our foreign subsidiaries. The volatility in the exchange rate following the decision on Brexit (see below) exposes the Company to exchange rate fluctuations which may be adverse for its operations. As we move towards the finalization of the “Brexit” arrangement we could see much bigger currency swings and therefore the impact on our operations could become more severe due to downward pressure on the British Pound.

B.	On June 23, 2016, the United Kingdom voted to exit the European Union. This resulted in, amongst other things, significant currency exchange rate fluctuations and volatility in global stock markets including a sharp fall of the British Pound against the US Dollar and general uncertainty in the economy. The British government and the European Union are now negotiating the terms of the United Kingdom’s exit from the European Union (so-called “Brexit”). The United Kingdom’s separation could seriously impact on the overall performance of one of our key subsidiaries in the United Kingdom which constitute a significant part of our operations and, among other things, disrupt trade and the free movement of goods, services and people between the United Kingdom and the European Union or other countries as well as create legal and global economic uncertainty.

C.	Given the lack of comparable precedent, the implications of Brexit or how such implications might affect the Company in the medium to long term are unclear.

Further areas of impact include:

i.	the price of commodities, in particular O&G. The decline in O&G prices since 2014 with a partial recovery since 2016 has resulted in large scale reductions in capital and operational expenditures, which directly impact on the sales of our products into these and related markets and also our gross margins. Even though the price is rising, we have not seen the same level of expenditures from this sector since 2014;

ii.	the allocation of funds to defense procurement by governments in the United States and the United Kingdom;

iii.

approximately 64% of the Company’s revenues in the Current Quarter and 57% in the Current Nine Month Period are transacted and generated in British Pounds by the Company’s subsidiaries in the United Kingdom and therefore we have a significant currency exposure. The depreciation of the British Pound against major currencies, including the U.S Dollars which is our reporting currency, adversely impacts our revenues as a whole. Furthermore, a large part of our assets is held in British Pounds while the majority of our liabilities (which comprise our senior secured debentures – see Note 9 of the unaudited Consolidated Financial Statements) are maintained in U.S. Dollars. In the Current Quarter as compared to the Previous Quarter, we realized a modest balance sheet loss on our assets due to the depreciation of the British Pound against the US Dollar prevailing at the balance sheet date of July 31, 2018 and 2017, respectively. In the Current Quarter compared to the Previous Quarter, we also realized a modest loss on exchange rate translations in respect to revenues and expenses. The exchange rate applied to the valuation of our Balance Sheet at the end of the Quarter (exchange rate prevailing then) is different from the exchange rate applied to the profit and loss account transactions which are translated at the weighted average exchange rates during the period. See Note 3 of the unaudited Consolidated Financial Statements for more information on our Foreign Currency Translation policy.

iv.	global-political uncertainties affecting the markets into which we sell our goods and services;

v.	global trends which make certain geographical regions more competitive in providing engineering solutions because of lower labor costs (e.g. India and China) are likely to affect our Engineering Businesses in the Group;

vi.	because we are a small technology company, we are unable to compete for certain specialized electronic engineering skills as our remuneration package is not as competitive as those offered by bigger companies which require the same skills set;

vii.

the Company has issued an outstanding promissory note (See Note 9 of the unaudited Consolidated Financial Statements July 31, 2018 and 2017). This note is secured by all of the Company’s assets in the USA and is also guaranteed by its overseas subsidiaries although on or around March 28, 2018 we reduced the principal amount outstanding with HSBC NA significantly. As of July 31, 2018, the principal amount outstanding under this arrangement is $1,637,151(see Note 9 of the unaudited consolidated statements), and we therefore believe that this is at a level which should not pose a financial risk to the Company;

viii	we lack the financial resources to advance our flagship technology at the commercially appropriate pace and scale required to capture new markets and increase our sales which could facilitate new entrants to the market. For example, Teledyne Technologies Inc, a multi-billion dollar company, has recently acquired a number of subsea companies that may speed up their entry into our market; and

ix	a significant part of our growth strategy is predicated on our patented real time 3D sonar technology. The technology space is inherently uncertain due to the fast pace of innovations and therefore we can give no assurance that we can maintain our leading position in the real time 3D imaging sonar market or that innovations in other areas may not surpass our unique capability that we currently supply to subsea market.

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

Our Products Segment sells its products and associated services to the offshore wind energy, dredging and marine construction, marine and port security, mining including deep sea mining, marine sciences sector and oil and gas sectors. This segment generated approximately 68% and 68% of our total revenues for the Current and Previous Quarter, respectively, and 66% and 59% of our total revenues for the Current Nine Month Period and Previous Nine Month Period respectively.

Our Services Segment largely sells its services into prime and sub-prime defense contractors. This segment generated approximately 32% and 32% of our total revenues for the Current and Previous Quarter, respectively, and 34% and 41% of our total revenues for the Current Nine Month Period and Previous Nine Month Period, respectively. This segment continues to be an important part of the Group’s revenues plan and, in particular, our subsidiary Coda Octopus Colmek.

In summary, our results for the Current Quarter compared to the Previous Quarter saw an increase in revenues and net income even though our total Operating Expenses increased substantially due to the increase in our Research and Development expenditures. SG&A reduced slightly over the Previous Quarter and reflects the re-allocation of resources strategy we are currently pursuing to assist in financing our Research and Development program.

Results of Operations for the Current Quarter compared to the Previous Quarter

Revenue: Total consolidated revenues for the Current Quarter and the Previous Quarter were $5,778,473 and $5,043,590, respectively, representing an increase of 14.6%. The Products Segment generated 68% of overall revenues and the Services Segment generated 32% of overall revenues in the Current Quarter.

The increase in Revenues in the Current Quarter is largely due to an increase in order take in both Segments.

The Products Segment’s order take increased because purchasing decisions that were not taken by our customers in the first half of the fiscal year due to the biggest trade event which is held every second year for the industry occurring then, were taken in the third quarter of the current fiscal year – yielding an increase in revenues for this Segment in the Current Quarter over the Previous Quarter. Products Segment revenues increased in the Current Quarter by 42% over the Previous Quarter. The Services Segment’s order take increased in the Current Quarter largely because of receiving some of the backlog orders for fiscal year 2016 (approximately $1.7m) which it has been anticipating for some time now. The Services Segment’s revenues increased from $1,604,003 in the Previous Quarter to $1,851,982 in the Current Quarter. However, this Segment’s performance continues to be hampered by the delays in receiving anticipated defense contracts resulting from delays in the US Budget being approved. Although the budget and line item appropriation have now been approved, this Segment is still in the negotiating phase with its defense customers for the backlog orders related to calendar years 2016, 2017 and 2018. We have received approximately $1.7m of backlog orders for 2016 financial year but are still waiting for 2017 and 2018 backlog orders which we anticipate to receive a percentage of these in the fourth quarter of our financial year.

Gross Margins: Margin percentage was stronger in the Current Quarter at 72.6% (gross profit of $4,194,273) compared to 60.7% (gross profit $3,060,829) in the Previous Quarter. This increase primarily reflects the mix of sales generated in the Current Quarter by the Products Segment which composition included substantial units of rental income and third party funded research and development projects. Further information on the performance of each Segment can be found in Note 13 to the Unaudited Consolidated Financial Statements above.

Research and Development (R&D). R&D expenditures in the Current Quarter on a consolidated basis were $530,392 compared to $200,118 in the Previous Quarter representing an increase of 165.0%. This is in line with our budgetary plans for the fiscal year 2018 and reflects the investments we are making across both segments of our business. The Products Segment continues to invest in the new generation of products (including in our fourth generation (4G) of our real time 3D sonar technology, the new generation of our F180® (new F280® series) and our geophysical software products where we are imminently launching our first product based on “deep learning/machine learning” techniques. Whereas, the Services Segment is investing R&D resources in refreshing the Thermite® product it acquired in June 2014 and which is a significant part of its growth plans. Thermite® is a ruggedized mission computer with variants which are man worn, backpack worn and simultaneously integrated in the soldier’s helmet and in defense systems such as air-borne drones. The next generation of Thermite® (now the Thermite® Octal) is at the prototype stage and is with a number of significant customers for trials and assessments.

Both the Products Segment and Services Segment R&D expenditures increased in the Current Quarter compared to the Previous Quarter.

Description	Amount	% increase/decrease
Services Segment R&D Expenditures in the Current Quarter	$90,190	-
Services Segment R&D Expenditures in the Previous Quarter	Nil
Products Segment R&D Expenditures in the Current Quarter	$440,202	120.0%
Products Segment R&D Expenditures in the Previous Quarter	$200,118

Selling, General and Administrative Expenses (SG&A). SG&A expenditures for the Current Quarter decreased to $1,640,842 from $1,717,264 in the Previous Quarter representing a decrease of 4.5%. In the Current Quarter we had approximately $193,511 of non-recurring costs comprising $150,000 in separation payments associated with reorganizing our Operations and $43,511 associated with surrendering leased premises. Without these non-recurring costs our SG&A would be $1,447,331 (a decrease of 15.7%) over the Previous Quarter. This is in-keeping with our plans – we are reducing our SG&A in certain areas to counter the effect of the substantial increase in our Research and Development Costs within our budgetary plans.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	July 31, 2018	July 31, 2017	Percentage Change
Wages and Salaries	$749,562	$827,128	Decrease of 9.4%
Legal and Professional Fees (including accounting, audit and investment banking services)	$319,624	$225,279	Increase of 41.9%
Rent for our various locations	$6,623	$32,485	Decrease of 79.6%
Marketing and travelling	$67,551	$35,929	Increase of 88.0%

The category of Wages and Salaries expenditures includes $150,000 of non-recurring separation payments associated with re-organizing our resources in our operations in the Current Quarter. We are reorganizing our operations to reduce costs in certain areas to partially finance our increased Research & Development costs.

The category of Legal and Professional Fees reflects increase costs associated with being a NASDAQ and SEC reporting company.

The decrease in our rent expenses is due to most of our subsidiaries now utilizing owned property. We are also re-rationalizing the allocation of our costs to fund our Research and Development activities. As such, we have ceased renting office space in Australia since May 2018 and Norway since April 2018. We incurred one off costs associated with surrendering these premises. We have also in the Current Quarter contracted a small office space for our operations in Denmark. This lease will start in the fourth quarter of our fiscal year.

The increase in our Marketing expenditures reflects increase marketing activities associated with the promotion of our new products.

In general, we are re-rationalizing our costs bases and re-allocating resources associated with some activities to R&D expenditures. This may necessarily involve incurring one off cost attributable to separation payments. In this Current Quarter we incurred $150,000 associated with separation payments. These and other re-rationalization activities will ensure that we maintain our SG&A and R&D expenditures at a financially viable level and at the same time fund to a reasonable level our research and developments efforts.

Operating Income. In the Current Quarter we generated operating income of $2,023,039 as compared to operating income of $1,143,447 in the Previous Quarter, an increase of 76.9%. This increase in our Operating Income is due to the increase in our revenues generated by both our operating segments in the Current Quarter in conjunction with an increase in our Gross Profit Margins.

Interest Expense. Interest expense decreased by 73.8% in the Current Quarter to $29,421 from $112,089 in the Previous Quarter. This is due to:

●

reduction of the Principal Amount on the said HSBC Bank Senior Loan on or around March 28, 2018 from $6,789,736 to $1,637,151 as of July 31, 2018. Please refer to Note 9 – Loans and Notes Payable to the unaudited consolidated financial statements for further details pertaining to this HSBC Loan for more information on this; and

●	lower interest payments on our current Senior Loan with HSBC Bank NA than on the previous secured debentures which existed in the Previous Quarter (and now fully redeemed).

Other Income. In the Current Quarter, we had Other Income of $3,972 as compared to $89,931 in the Previous Quarter resulting in a decrease of 95.6%. This category is subject to fluctuations as it usually reflects Value Added Tax rebates from purchases made outside of the European Union by our UK operations and therefore changes according to the level of such purchases.

Net Income. In the Current Quarter, we had net income of $1,997,610 as compared to $1,124,802 in the Previous Quarter, an increase of 77.6%. This is attributable to the increase in our overall revenues in conjunction with improved Gross Profit Margins and a material reduction in the category of expenditures pertaining to Interest Expense.

Comprehensive Income. Although in the Current Quarter within our Comprehensive Income number there is a loss from foreign currency translation adjustment of $270,370 as compared to a gain of $13,307 in the Previous Quarter, our Comprehensive Income was $1,727,240 compared to $1,138,109 in the Previous Quarter. This is attributable to the increase in our overall revenues in conjunction with improved Gross Profit Margins and a material reduction in the category of expenditures pertaining to Interest Expense. As the negotiations on Brexit reaches a crescendo with pressures to find resolutions on critical issues between the European Union and the United Kingdom, we anticipate more volatility in the exchange rate in all major currencies, including the British Pound versus the US Dollar. This means that the foreign currency translation adjustment may be subject to significant movements.

Results of Operations for the Current Nine Month Period compared to the Previous Nine Month Period

Revenue: Total revenues for the Current Nine Month Period and the Previous Nine Month Period were $12,355,426 and $15,680,551, respectively, representing a decrease of 21.2%. The Products Segment generated 66% of overall revenues and the Services Segment generated 34%. The decrease in Revenues in the Current Nine Month Period is largely due to the decline in the revenues generated by both our Services Segment and Products Segment in the year to date, thus impacting on the overall results of the Current Nine Month Period.

The Services Segment revenues in the Current Nine Month Period declined by $2,278,118 over the Previous Nine Month Period. This is largely due to the delay in the approval of the US Defense Budget. Although this and the line item appropriations have now been approved, we are in the process of negotiating the backlog orders for calendar years 2016, 2017 and 2018 with the various defense customers. We have now started receiving backlog orders for calendar year 2016 and that backlog number is approximately orders having a value of $1.5m. We are still waiting for the awards pertaining to fiscal years 2017 and 2018.

The Product Segment revenues and consequently overall performance in the Current Quarter was impacted in the first two quarters of the fiscal year. In particular, order take for those two quarters were down due to customers postponing purchasing decision until the end of the industry’s biggest trade show, Oceanology 2018 which is held every two years and was convened in March 2018. Customers generally do not place orders before the trade event is held and order take for both first and second quarters for this segment was down. The third quarter of the current fiscal year saw an increase in order take, revenues and overall performance.

Gross Margins: Margin percentage was stronger in the Current Nine Month Period at 71.9% (gross profit of $8,884,261) compared to 61.9% (gross profit $9,700,805) in the Previous Nine Month Period. This increase reflects the mix of sales generated in the Current Nine Month Period with an increase in the units of rental sales generated from the Products Segment combined with increase in the value of the research and development work the Products Segment contracted for third party customers. Further information on the performance of each Segment can be found in Note 13 to the Unaudited Consolidated Financial Statements.

Research and Development (R&D). R&D expenditures in the Current Nine Month Period were $1,841,408 compared to $699,106 in the Previous Nine Month Period, representing an increase of 163.4%. This is in line with our budgetary plans for the fiscal year 2018 and reflects the investments we are making across both segments of our business. The Products Segment continues to invest in the new generation of products (including our fourth generation (4G) of real time 3D sonar technology, the new generation of our F180® (new F280® series) and our geophysical software products where we are imminently launching our first product based on “deep learning/machine learning” techniques. Whereas, the Services Segment is investing R&D dollars in refreshing the Thermite® product it acquired in June 2014 and which is a significant part of its growth plans. Thermite® is a ruggedized mission computer with variants which are man worn, backpack worn and simultaneously integrated in the soldier’s helmet and in defense systems such as air-borne drones. The next generation of Thermite® (now the Thermite® Octal) is at the prototype stage and is with a significant customer for trials and assessments. In order to continue to invest in research and development at this level of expenditures, we are re-rationalizing our costs. Year to date we have incurred one-off non-recurring costs of $309,218 reflecting separation payments relating to two senior personnel.

Both the Products Segment and Services Segment R&D expenditures increased in the Current Nine Month Period compared to the Previous Nine Month Period.

Description	Amount	% increase/decrease
Services Segment R&D Expenditures in the Current Nine Month Period	$455,414	-
Services Segment R&D Expenditures in the Previous Nine Month Period	Nil
Products Segment R&D Expenditures in the Current Nine Month Period	$1,385,994	98.3%
Products Segment R&D Expenditures in the Previous Nine Month Period	$699,106

Selling, General and Administrative Expenses (SG&A). SG&A expenses for the Current Nine Month Period increased to $5,172,229 from $4,741,968 in the Previous Nine Month Period representing an increase of 9.1%. In addition to the new costs associated with our SEC reporting, NASDAQ listing, increased professional fees relating to these activities, and increase in the costs of our Directors and Officers insurance, we had $740,486 of non-recurring costs comprising $309,218 in separation payments associated with reorganizing our operations along with $43,511 in surrendering leased premises (previous production facilities in Edinburgh), an additional $75,258 for exhibition, recruitment fees, advertisement, legal fees for immigration services (for staff recruited outside of the European Union), legal and professional fees of approximately $35,000 associated with private placement transaction concluded in January 2018 and $277,499 in stock compensation to a former officer of the Company pursuant to the terms of a settlement agreement entered into in 2011. Without these non-recurring costs our SG&A in the Current Nine Month Period would have been $4,431,743, reflecting a decrease of 6.5% over the Previous Nine Month Period.

Key Areas of SG&A Expenditure across the Group for the Current Nine Month Period compared to the Previous Nine Month Period are:

Expenditure	July 31, 2018	July 31, 2017	Percentage Change
Wages and Salaries	$2,310,298	$2,481,076	Decrease of 6.9%
Legal and Professional Fees (including accounting, audit and investment banking services)	$871,381	$709,683	Increase of 22.8%
Rent for our various locations	$45,958	$54,666	Decrease of 15.9%
Marketing and travel	$151,745	$157,444	Decrease of 3.6%

The category of Wages and Salaries expenditures includes $159,218 of non-recurring separation payments associated with re-organizing our operations – and comprise separation payments to two individuals.

The increase in Legal and Professional category of expenditures reflects the increased costs associated with becoming a listed SEC reporting company and NASDAQ listed and $35,000 associated with completing the private placement transaction and filing the Form S-3 with the SEC following our equity financing transaction in January 2018.

The decrease in the category of rent is a reflection that most of our subsidiaries now being in owned office premises. The outlook for this category of expenditure is that this will further decrease as we are re-rationalizing the allocation of our costs to fund our Research and Development activities. As such, we have ceased renting office space in Australia since May 2018 and Norway since April 2018 but there were one-off costs associated with surrendering these premises.

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

Operating Income. We generated an income from our operating activities in the Current Nine Month Period of $1,870,624 as compared to an operating income of $4,259,731 in the Previous Nine Month Period representing a decrease of 56.1%. This decrease is due to reduction in our revenues generated in the Current Nine Month Period (for the reasons explained above) in conjunction with an increase in our total operating expenses from $5,441,074 in the Previous Nine Month Period to $7,013,037in the Current Nine Month Period reflecting an increase of 28.9%. Total operating expenses increased because our Research & Development expenditures increased significantly in the Current Nine Month Period to $1,841,408 from $699,106 in the Previous Nine Month Period; an increase of 163.4%; along with further material increases in Selling & General Administrative expenditures which increased to $5,172,229 in the Current Nine Month Period from $4,741,968 in the Previous Nine Month Period. The increase in both areas (R&D and SG&A) are in line with our budgetary plans and explanations provided above for the increases. We, however, continue to re-rationalize our operational costs in order to reallocate resources from other areas to R&D to ensure that we can continue to finance our R&D activities whilst generating income. As part of our re-organization we have expended year to date $309,218 in one off separation costs and $43,611 in surrendering certain premises.

Interest Expense. Interest expense decreased by 57.1% in the Current Nine Month Period to $212,910 from $496,430 in the Previous Nine Month Period. This is due to:

●	reduction of the Principal Amount on the said HSBC Bank Senior Loan on or around March 28, 2018 from $6,789,736 to now $1,637,151. Please refer to Note 9 – Loans and Notes Payable to the unaudited consolidated financial statements for further details pertaining to this HSBC Loan for more information on this; and

●	lower interest payments on our current Senior Loan with HSBC Bank NA than on the previous secured debentures which existed in the Previous Quarter (and now fully redeemed).

Other Income. In the Current Nine Month Period, we had Other Income of $94,642 as compared to $204,914 in the Previous Nine Month Period resulting in a decrease by 53.8%. This category is subject to fluctuations as it usually reflects Value Added Tax rebates from purchases made outside of the European Union by our UK operations and therefore changes according to the level of such purchases.

Net Income (Loss). In the Current Nine Month Period, we had net income of $1,752,346 as compared to $3,971,728 in the Previous Nine Month Period resulting in a decrease of 55.9%. This is attributable to the decrease in our overall revenues (for the reasons explained above) in the Current Nine Month Period compared to the Previous Nine Month Period, in conjunction with an increase in key areas of expenditures (Research & Development and Selling and General Administrative).

Comprehensive Income (Loss). In the Current Nine Month Period, our Comprehensive Income was $2,056,912 compared to $4,752,922 in the Previous Nine Month Period, representing a decrease of 56.7%. This is attributable to the significant drop in Net Income in the Current Nine Month Period, which was $1,752,346, compared to $3,971,728 in the Previous Nine Months Period, for the reasons discussed above. In addition, in the Previous Nine Month Period Comprehensive Income benefited from a foreign currency translation adjustment of $781,194 as compared to $304,566 in the Current Nine Month Period. As the negotiations on Brexit reaches a crescendo with pressures to find resolutions on critical issues between the European Union and the United Kingdom, we anticipate more volatility in the exchange rate in all major currencies, including the British Pound versus the US Dollar. This means that the foreign currency translation adjustment may be subject to significant movements.

Liquidity and Capital Resources

At July 31, 2018, the Company had an accumulated deficit of $35,230,591, working capital of $14,115,485 and stockholders’ equity of $21,531,813. For the Current Nine Month Period, the Company generated cash from operations of $326,669.

Financing Activities

Secured Promissory Note

On April 28, 2017, the Company and its wholly-owned US based subsidiaries, Coda Octopus Products, Inc. and Coda Octopus Colmek, Inc. (together, the “Subsidiaries”), entered into a loan agreement with HSBC Bank NA (the “Lender”) for a loan in the principal amount of $8,000,000 (the “Loan”). The annual interest rate is fixed at 4.56%. Commencing on May 28, 2017 and continuing on the 28th day of each month thereafter, the Company was required to make monthly principal and interest payments of $149,350 until April 28, 2022. In addition, within 30 days after the delivery to the Lender of the Company’s annual audited financial statements, the Company is required to make an annual principal payment of $700,000 during the term of the Loan. Such annual payments will reduce the balance of the principal outstanding. As a result, it is expected that the Loan will be repaid within a period of approximately 41 months. The Loan may be prepaid in whole or in part at any time subject to a break funding charge as detailed in the promissory note evidencing the Loan.

On March 28, 2018, in accordance with the terms of the HSBC Loan Agreement, the Company prepaid a portion of the principal and reduced the principal outstanding under this loan to $1,917,602. This prepayment included all the three annual payments of $700,000 (a total of $2,100,000) stipulated under the original term of the loan. As a result, the only payments due are the monthly principal and interest payments, which are now reduced from a monthly amount of $149,350 to $43,777. It is now expected that the Loan will be repaid by December 31, 2021.

The obligations in connection with the repayment of the Loan are secured by all assets of Coda Octopus Group, Inc. and its US-based subsidiaries. Our foreign subsidiaries are joint and several guarantors of the obligations.

On July 31, 2018, the outstanding principal balance under the Loan was $1,637,151 (See Note 9 of our unaudited consolidated financial statements above for more information on this). A full reconciliation of the HSBC Bank NA amounts is set out below:

Balance October 31, 2017	$7,279,353

Balance January 31, 2018	$6,912,837

Repayment January - April 28, 2018	$(5,157,246)

Balance April 30, 2018	$1,755,591

Balance July 31, 2018	$1,637,151

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

In the Current Quarter, the translation of the Company’s UK operations’ British Pound denominated balance sheets and income statements into US dollars has been affected by the strengthening of the average value of the British pound against the US dollars in the relevant time periods from $1.30 during the Previous Quarter to $1.32 in the Current Quarter. These are the values that have been used in the calculations below. In the Current Quarter the Australian Dollars have weakened slightly and the Norwegian Kroner have strengthened slightly against the US Dollar compared to the Previous Quarter. We have not included the impact of Danish Kroner as the impact was immaterial.

The impact of these currency fluctuations on the three months ended July 31, 2018 is shown below. In this context “Constant Rates” is defined as the weighted average exchange rate prevailing in the Previous Quarter.

	GBP		AUD		NOK		Total
	Actual Results	Constant rates	Actual Results	Constant rates	Actual Results	Constant rates	Effect
Revenues	3,722,309	3,566,098	180,083	181,116	3	3	155,178
Costs	(2,022,702)	(1,937,817)	15,319	15,407	(20,166)	(19,700)	(85,439)
Net Income (Losses)	1,699,607	1,628,281	195,402	196,523	(20,163)	(19,697)	69,739
Assets	13,562,233	13,624,859	266,422	286,009	6,135	6,329	(82,406)
Liabilities	(867,010)	(871,014)	4,749	5,098	(2,069)	(2,134)	3,720
Net Assets	12,695,223	12,753,845	271,171	291,107	4,066	4,194	(78,687)

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, increased our net income on activities in the Current Quarter by $69,739 and decreased net assets by $78,687. In addition, the Company booked transactional exchange rate losses of $9,465 during the Current Quarter. All of these amounts are material to our overall financial results in the Current Quarter.

In the Current Nine Month Period, the translation of the Company’s UK operations’ British Pound denominated balance sheets and income statements into US dollars has been affected by the strengthening of the average value of the British pound against the US dollars in the relevant time periods from $1.27 during the Previous Nine Month Period to $1.36 in the Current Nine Month Period. These are the values that have been used in the calculations below. In the Current Nine Month Period the Australian Dollars has in effect been unchanged and the Norwegian Kroner have weakened slightly against the US Dollar compared to the Previous Nine Month Period.

The impact of these currency fluctuations on the nine months ended July 31, 2018 is shown below. In this context “Constant Rates” is defined as the weighted average exchange rate prevailing in the Previous Nine Month Period.

	GBP		AUD		NOK		Total
	Actual Results	Constant rates	Actual Results	Constant rates	Actual Results	Constant rates	Effect
Revenues	7,112,723	6,648,605	253,767	250,780	70	67	467,108
Costs	(5,127,559)	(4,792,976)	(233,841)	(231,088)	(82,886)	(79,347)	(340,874)
Net Income (Losses)	1,985,164	1,855,628	19,926	19,691	(82,816)	(79,280)	126,234
Assets	13,562,233	13,624,859	266,422	286,009	6,135	6,329	(82,406)
Liabilities	(867,010)	(871,014)	4,749	5,098	(2,069)	(2,134)	3,720
Net Assets	12,695,223	12,753,845	271,171	291,107	4,066	4,194	(78,687)

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, increased our profit from our activities outside of the USA in the Current Nine Month Period by $126,234 and decreased net assets by $78,687. In addition, the Company booked transactional exchange rate losses of $28,025 during the Current Nine Month Period. All of these amounts are material to our overall financial results in the Current Nine Month Period.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of July 31, 2018. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A. Risk Factors

Not required for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the Current Quarter the Company did not issue any equity securities.

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

All securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereunder as their issuance did not involve a public offering, were issued without general solicitation and were represented by certificates that were imprinted with a restrictive legend.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Item 6. Exhibits

31	Certifications of the Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coda Octopus Group, Inc. (Registrant)

Date: September 13, 2018	/s/ Annmarie Gayle
Annmarie Gayle
Principal Executive Officer

Date: September 13, 2018	/s/ Michael Midgley
Michael Midgley
Principal Financial and Accounting Officer

