Form 10-K/A
period 2018-10-31
Coda Octopus Group, Inc.
filed 2019-02-07
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended October 31, 2018 (the “Form 10-K”), is filed for the sole purpose of correcting a number of typographical errors, as follows:

●	Item 7. Management’s Discussion and Analysis of Financial Condition and Results Operations included in the Form 10-K. Specifically, the subsection entitled “Operating Activities” under “Liquidity and Financial Resources,” showed three errors in the figures representing net cash generated from operating activities, and net income.

●	Item 8. Financial Statements and Supplementary Data. The Consolidated Statements of Cash Flows for the Years Ended October 31, 2018 and 2017, under the line item “unbilled receivables” should have shown a negative figure of (289,944).

Except as specifically amended herewith, the Form 10-K remains unchanged.

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

Operating Activities

Net cash generated from operating activities for the year ended October 31, 2018 was $2,430,649. We recorded net income for the period of $4,988,531. Other items in uses and sources of funds from operations included non-cash charges related to depreciation and amortization and stock-based compensation, which collectively totaled $1,206,907. Changes in operating assets decreased net cash from operating activities by $4,136,911 and changes in current liabilities increased net cash from operating activities by $372,122.

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

 Item 8. Financial Statements and Supplementary Data.

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

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2018 and 2017

	Year Ended
	October 31, 2018	October 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,988,531	$3,339,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	758,408	953,626
Stock compensation	448,499	134,238
Realized gain on the sale of fixed assets	-	(109,413)
(Increase) decrease in operating assets:
Accounts receivable	(1,908,509)	1,856,090
Inventory	(349,823)	(1,053,324)
Unbilled receivables	(289,944)	683,521
Other current assets	101,390	(179,860)
Prepaid expenses	64,144	(178,739)
Deferred tax assets	(1,754,169)	96,374
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	172,400	(689,341)
Deferred revenues	199,722	(12,443)
Net Cash provided by Operating Activities	2,430,649	4,840,392
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(637,152)	(2,561,551)
Proceeds from the sale of fixed assets	-	504,802
Restricted cash	-	13,694
Net Cash used in Investing Activities	(637,152)	(2,043,055)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments - loans and notes payable	(6,255,114)	(746,571)
Issuance of stock for cash	5,312,732	-
Redemption of Series C preferred stock	-	(1,100,000)
Net Cash used in Financing Activities	(942,382)	(1,846,571)
EFFECT OF CURRENCY EXCHANGE RATE ON CHANGES
IN CASH	(190,232)	299,006

NET INCREASE IN CASH	660,883	1,249,772

CASH AT THE BEGINNING OF THE PERIOD	6,851,539	5,601,767

CASH AT THE END OF THE PERIOD	$7,512,422	$6,851,539
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$291,802	$697,877
Cash paid for taxes	$27,192	$64,993
Non-cash transactions
Preferred stock issued for accrued interest	$-	$1,000,000
Transfer of Demo assets from inventory to property and equipment	$178,829	$-
Common stock issued for Series C preferred stock	$1,000,000	$0
Payment of secured debt directly with proceeds of note payable	$-	$8,000,000

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

DATE: February 7, 2019	CODA OCTOPUS GROUP, INC.

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

Signature	Title	Date

/s/ Annmarie Gayle	Chief Executive Officer and Chairman	February 7, 2019
Annmarie Gayle	(Principal Executive Officer)

/s/ Michael Midgley	Chief Financial Officer	February 7, 2019
Michael Midgley	(Principal Financial and Accounting Officer)

/s/ Michael Hamilton	Director	February 7, 2019
Michael Hamilton

/s/ Per Wimmer	Director	February 7, 2019
Per Wimmer

/s/ Mary Losty	Director	February 7, 2019
Mary Losty

/s/ G. Tyler Runnels	Director	February 7, 2019