Form 10-Q
period 2019-01-31
Coda Octopus Group, Inc.
filed 2019-03-18
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-38154

CODA OCTOPUS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-200-8348
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

9100 Conroy Windermere Road, Suite 200, Windermere, Florida	34786
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(863) 937 8985

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of March 18, 2019 is 10,671,524.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Financial Statements

For the Three Months Ended January 31, 2019 and 2018

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

January 31, 2019 and October 31, 2018

ASSETS

	2019	2018
	Unaudited
CURRENT ASSETS
Cash and Cash Equivalents	$8,801,189	$7,512,422
Accounts Receivables, Net	4,407,277	3,326,623
Inventory	3,758,309	3,823,243
Unbilled Receivables	1,902,587	3,013,116
Other Current Assets	546,784	219,424
Prepaid Expenses	491,670	227,479

Total Current Assets	19,907,816	18,122,307

FIXED ASSETS
Property and Equipment, net	5,980,091	5,246,183

OTHER ASSETS
Goodwill and Other Intangibles, net	3,604,461	3,613,952
Deferred tax assets	1,564,964	1,754,169
Total other assets	5,169,425	5,368,121
Total Assets	$31,057,332	$28,736,611

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

January 31, 2019 and October 31, 2018

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2019	2018
	Unaudited
CURRENT LIABILITIES
Accounts Payable	$1,639,788	$988,148
Accrued Expenses and Other Current Liabilities	744,940	685,454
Loans and Note Payable, current	470,128	964,695
Deferred Revenues, current	1,076,296	602,914

Total Current Liabilities	3,931,152	3,241,211

LONG-TERM LIABILITIES

Deferred revenue, long term	156,829	48,906
Loans and Note Payable, long term	940,088	1,059,544

Total Long Term Liabilities	1,096,917	1,108,450

Total Liabilities	5,028,069	4,349,661

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value; 150,000,000 shares authorized, 10,664,381 and 10,640,416 shares issued and outstanding as of January 31, 2019 and October 31, 2018, respectively	10,664	10,641
Additional paid-in capital	58,704,800	58,599,378
Accumulated other comprehensive loss	(1,930,808)	(2,228,663)
Accumulated deficit	(30,755,393)	(31,994,406)

Total Stockholders’ Equity	26,029,263	24,386,950

Total Liabilities and Stockholders’ Equity	$31,057,332	$28,736,611

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Unaudited Consolidated Statements of Income and Comprehensive Income

For the Periods Indicated

	Three Months Ended
	January 31, 2019	January 31, 2018

Net Revenues	$5,758,508	$3,050,557

Cost of Revenues	2,225,436	946,107

Gross Profit	3,533,072	2,104,450

OPERATING EXPENSES

Research & Development	571,326	670,539
Selling, General & Administrative	1,619,275	1,505,757

Total Operating Expenses	2,190,601	2,176,296

INCOME (LOSS) FROM OPERATIONS	1,342,471	(71,846)

OTHER INCOME (EXPENSE)
Other Income	32,841	6,655
Interest Expense	(25,061)	(102,748)

Total Other Income (Expense)	7,780	(96,093)

NET INCOME (LOSS) BEFORE INCOME TAXES	1,350,251	(167,939)

INCOME TAX BENEFIT (EXPENSE)
Current tax benefit	77,967	-
Deferred tax expense	(189,205)	-

Total Income Tax Expense	(111,238)	-

NET INCOME (LOSS)	$1,239,013	$(167,939)

NET INCOME (LOSS) PER SHARE:
Basic	$0.12	$(0.02)
Diluted	$0.12	$(0.02)

WEIGHTED AVERAGE SHARES:
Basic	10,660,694	9,172,837
Diluted	10,660,694	9,172,837

NET INCOME (LOSS)	$1,239,013	$(167,939)
Other Comprehensive Income:

Foreign currency translation adjustment	297,855	955,937

Total Other Comprehensive Income	297,855	955,937

COMPREHENSIVE INCOME	$1,536,868	$787,998

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended January 31, 2019

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2018 (Audited)	10,640,416	$10,641	$58,599,378	$(2,228,663)	$(31,994,406)	$24,386,950

Stock Issued to Investors	23,965	23	105,422	-	-	105,445
Foreign currency translation adjustment	-	-	-	297,855		297,855
Net Income	-	-	-	-	1,239,013	1,239,013
Balance, January 31, 2019 (Unaudited)	10,664,381	$10,664	$58,704,800	$(1,930,808)	$(30,755,393)	$26,029,263

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Unaudited Consolidated Statements of Cash Flows

For the Periods Indicated

	Three Months Ended January 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,239,013	$(167,939)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) by operating activities:
Depreciation and amortization	194,718	220,170
(Increase) decrease in operating assets:
Accounts receivable	(1,080,654)	(529,859)
Inventory	64,934	(513,045)
Unbilled receivables	1,110,529	1,129,108
Other current assets	(327,360)	294,081
Prepaid expenses	(264,191)	(12,778)
Deferred tax assets	189,205	-
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	711,126	(528,284)
Deferred revenues	581,305	(51,791)
Net Cash provided by (used in) Operating Activities	2,418,625	(160,337)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(919,135)	(245,822)
Net Cash used in Investing Activities	(919,135)	(245,822)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments - loans and notes payable	(614,023)	(366,516)
Issuance of stock for cash	105,445	4,954,180
Net Cash (used in) provided by Financing Activities	(508,578)	4,587,664
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	297,855	955,937

NET INCREASE IN CASH	1,288,767	5,137,442

CASH AT THE BEGINNING OF THE PERIOD	7,512,422	6,851,539

CASH AT THE END OF THE PERIOD	$8,801,189	$11,988,981
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$25,061	$91,248
Cash paid for taxes	$7,840	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2019 and 2018

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Coda Octopus Group, Inc.’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Coda Octopus Group, Inc. (“the Company”, “Coda Octopus,” “we,” or “us”) filed audited consolidated financial statements as of and for the fiscal years ended October 31, 2018 and 2017 which included all information and notes necessary for such complete presentation in conjunction with its annual report on Form 10-K filed on February 1, 2019 (as amended on February 7, 2019, the “Form 10-K”). The results of operations for the interim period ended January 31, 2019 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended October 31, 2018, which are contained in the Company’s report on Form 10-K. The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of January 31, 2019 and the results of operations, comprehensive income and cash flows for the interim periods ended January 31, 2019 and 2018. The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the consolidation. The Company uses the US dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s UK-based operations are measured using the British Pound Sterling, Australian based operations are measured using Australian Dollars and Danish based operations are measured using Danish Kroner as the functional currencies. Foreign currency translation gains and losses are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are also included in other comprehensive income.

NOTE 2 – REVENUE RECOGNITION

Beginning on November 1, 2018, the Company adopted the Financial Accounting Standards Board’s Topic 606, Revenue from Contracts with Customers (Topic 606). Previously, we had recognized revenue in accordance with FASB Topic 605, Revenue Recognition. After carefully comparing the old and the new revenue standards, we believe that our previous revenue recognition policy is substantially consistent with our new revenue recognition policy and that revenues are consistently stated between periods and there will not be a cumulative effect adjustment.

Topic 606 has established a five-step process to determine the amount of revenue to record from contracts with customers. The five steps are:

●	Determine if we have a contract with a customer;
●	Determine the performance obligations in that contract;
●	Determine the transaction price;
●	Allocate the transaction price to the performance obligations; and
●	Determine when to recognize revenue.

All of our revenues are earned under formal contracts with our customers and is derived from both sales and rental of underwater technologies and equipment for imaging, mapping, defense and survey applications and from the engineering services that we provide. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential variable additional consideration. Our product sales do not include a right of return by the customer.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2019 and 2018

NOTE 2 – REVENUE RECOGNITION (Continued)

With regard to our Products Segment, all of our products are sold on a stand-alone basis and those market prices are evidence of the value of the products. To the extent that we also provide services (e.g., installation, training, etc.), those services are either included as part of the product or are subject to written contracts based on the stand-alone value of those services. Revenue from the sale of services is recognized when those services have been provided to the customer and evidence of the provision of those services exist.

Revenue derived from rental of our equipment is recognized when performance obligations are met, in particular, on a daily basis during the rental period.

For arrangements with multiple performance obligations, we recognize product revenue by allocating the revenue to each performance obligation based on the relative fair value of each deliverable and recognize revenue when performance obligations are met including when equipment is delivered, and for rental of equipment, when installation and other services are performed.

Our contracts sometimes require customer payments in advance of revenue recognition. These amounts are reflected as deferred revenue and recognized as revenue when the Company has fulfilled its obligations under the respective contracts.

For software license sales for which any services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software.

With respect to revenues related to our Services Segment that are generated, there are contracts in place that specify the fixed hourly rate and other reimbursable costs to be billed based on material and direct labor hours incurred, revenue is recognized on these contracts based on material and direct labor hours incurred. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred (materials and direct labor hours) to date to estimated total services (materials and direct labor hours) for each contract. This method is used as we consider expenditures for direct materials and labor hours to be the best available measure of progress on these contracts.

Quarterly, we examine all of our fixed-price contracts to determine if there are any losses to be recognized during the period. Any such loss is recorded in the quarter in which the loss first becomes apparent based upon costs incurred to date and the estimated costs to complete as determined by experience from similar contracts. Variations from estimated contract performance could result in adjustments to operating results.

Recoverability of Deferred Costs

In accordance with Topic 606, we defer costs on projects for service revenue. Deferred costs consist primarily of direct and incremental costs to customize and install systems, as defined in individual customer contracts, including costs to acquire hardware and software from third parties and payroll costs for our employees and other third parties. The pricing of these service contracts is intended to provide for the recovery of these types of deferred costs over the life of the contract.

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

January 31, 2019 and 2018

NOTE 2 – REVENUE RECOGNITION (Continued)

Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue.

Other Revenue Disclosures

See note 14 – Segment Analysis for a breakdown of revenues from external customers and cost of those revenues between products and services. In addition, see the latter part of that footnote where revenues by geography are also disclosed.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s short term financial instruments consist of cash and cash equivalents, receivables, accounts payable and the current portions loans and notes payable. The Company adjusts the carrying value of financial assets and liabilities denominated in other currencies such as cash, receivables, accounts payable and the lines of credit using the appropriate exchange rates at the balance sheet date. The Company believes that the carrying values of these short term financial instruments approximate their estimated fair values.

NOTE 4 – FOREIGN CURRENCY TRANSLATION

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

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2019 and 2018

NOTE 5 – INVENTORY

Inventory is stated at the lower of cost (weighted average method) or market value. Inventory consisted of the following components:

	January 31, 2019	October 31, 2018

Raw materials and parts	$2,986,956	$2,887,505
Work in progress	470,773	472,204
Finished goods	300,580	463,534
Total Inventory	$3,758,309	$3,823,243

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consisted of the following components:

	January 31, 2019	October 31, 2018

Deposits	$114,360	$21,007
Other receivables	136,901	141,294
Value added tax (VAT) receivable	295,523	57,123

Total Other Current Assets	$546,784	$219,424

NOTE 7 – ESTIMATES

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

NOTE 8 – CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the consolidated balance sheets as Unbilled Receivables of $1,902,587 and $3,013,116 as of January 31, 2019 and October 31, 2018, respectively.

Our Deferred Revenue of $1,233,125 and $651,820 as of January 31, 2019 and October 31, 2018, respectively, consists of billings in excess of costs and revenues received as part of our post-sales warranty and after-sales technical support (“TEAM” or “Through Life Support”) obligations upon completing a sale – elaborated further in the last paragraph of this note.

Billings in excess of cost and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the balance sheets. These amounts are stated on the balance sheets as a component of Deferred Revenue of $424,533 and $0 as of January 31, 2019 and October 31, 2018, respectively.

Revenue received as part of sales of equipment via our Products Segment includes a provision for warranty and after-sales technical support (“TEAM” or “Through Life Support”) is treated as deferred revenue. These amounts are amortized as follows:

Warranty Obligations	12 months from the date of sale;
After Sales Technical Support (TEAM)	12 months from the date of sale or 12 months from the date of the renewal purchase transaction;
After Sales Through Life Support (TLS)	36 months or 60 months depending on the package purchased by the customer.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2019 and 2018

NOTE 9 - CONCENTRATIONS

Significant Customers

During the three months ended January 31, 2019, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers was $2,616,171, or 45% of net revenues during the period. Total accounts receivable from these customers at January 31, 2019 was $990,039 or 22% of accounts receivable.

During the three months ended January 31, 2018, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenues from this customer was $364,661, or 12% of net revenues during the period. Total accounts receivable from this customer at January 31, 2018 was $227,420 or 12% of accounts receivable.

NOTE 10 – LOANS AND NOTES PAYABLE

	January 31,	October 31,
	2019	2018

Secured note payable to HSBC with interest payable on the 28th day of each month at 4.56% per annum. Our repayment obligation under this loan is a monthly amount of $43,777 (comprising both principal and interest repayment)	$1,410,216	$1,524,239

One of the subsidiaries had an unsecured working capital loan from the CEO of the Group. The note was repaid in full in December 2018 and carried an interest rate of 4.5%.	-	500,000

Total	1,410,216	2,024,239
Less: current portion	(470,128)	(964,695)
Total Long-Term Loans and Notes Payable	$940,088	$1,059,544

NOTE 11– ACCUMULATED OTHER COMPREHENSIVE INCOME

	January 31,	October 31,
	2019	2018

Balance, beginning of year	$(2,228,663)	$(2,038,431)
Total other comprehensive income (loss) for the period - foreign currency translation adjustment	297,855	(190,232)
Balance, end of period	$(1,930,808)	$(2,228,663)

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2019 and 2018

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the balance sheet. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. We own substantially all of our facilities and believe that the effect of adopting this standard will be immaterial.

With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2019 and 2018

NOTE 13 – EARNINGS PER COMMON SHARE

	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
Fiscal Period	2019	2018
Numerator:
Net Income (Loss)	$1,239,013	$(167,939)

Denominator:
Basic weighted average common shares outstanding	10,660,694	9,172,837
Conversion of Series C Preferred Stock	-	-
Diluted outstanding shares	10,660,694	9,172,837
Earnings from continuing operations

Basic	$0.12	$(0.02)
Diluted	$0.12	$(0.02)

Common stock equivalents of 200,000 shares were excluded from the January 31, 2018, computation as their effect would be anti-dilutive.

NOTE 14 – SEGMENT ANALYSIS

We are operating in two reportable segments, which are managed separately based upon fundamental differences in their operations. Coda Octopus Martech and Coda Octopus Colmek operate as engineering service providers to prime defense contractors (“Services Segment”) and the balance of our operations designs, manufactures and supplies (both selling and renting) equipment to the subsea sector (“Products Segment”).

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

The following table summarizes segment asset and operating balances by reportable segment as of and for the three months ended January 31, 2019 and 2018 respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended January 31, 2019

Revenues from External Customers	$2,829,536	$2,928,972	$-	$5,758,508

Cost of Revenues	717,306	1,508,130	-	2,225,436

Gross Profit	2,112,230	1,420,842	-	3,533,072

Research & Development	471,425	32,549	67,352	571,326
Selling, General & Administrative	754,660	594,046	270,569	1,619,275

Total Operating Expenses	1,226,085	626,595	337,921	2,190,601

Operating Income (Loss)	886,145	794,247	(337,921)	1,342,471

Other Income (Expense)

Other Income	32,841	-	-	32,841
Interest (Expense)	(2,474)	(4,581)	(18,006)	(25,061)

Total Other Income (Expense)	30,367	(4,581)	(18,006)	7,780

Net Income (Loss) before income taxes	916,512	789,666	(355,927)	1,350,251

Income tax benefit (expense)
Current tax benefit (expense)	7,293	44,924	25,750	77,967
Deferred tax benefit	(6,924)	(115,867)	(66,414)	(189,205)

Income tax benefit (expense)	369	(70,943)	(40,664)	(111,238)

Net Income (Loss)	$916,881	$718,723	$(396,591)	$1,239,013

Supplemental Disclosures

Total Assets	$16,709,072	$12,272,308	$2,075,952	$31,057,332

Total Liabilities	2,163,421	1,328,238	1,536,410	5,028,069

Revenues from Intercompany Sales - eliminated from sales above	546,863	55,206	675,000	1,277,069

Depreciation and Amortization	124,608	66,290	3,820	194,718

Purchases of Long-lived Assets	916,023	3,112	-	919,135

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

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

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

We disaggregate our revenue from contracts for sale of our products and services with customers by geographic location, customer type and contract type for each of our segments, as we believe this best depicts how the nature, amount, timing and uncertainty in our revenue and cash flows are affected by economic factors. See details in the tables below. We omitted the disaggregation of total net sales for the three months ended January 31, 2018 as we are not able to produce such information by the time of this filing.

	For the Three Months Ended January 31, 2019
	Marine Technology Business	Marine Engineering Business	Grand
Disaggregation of Total Net Sales	Total	Total	Total

United States
Equipment Sales	$47,550	$3,009	$50,559
Equipment Rentals	53,483	-	53,483
Engineering Parts	-	2,190,192	2,190,192
Services	83,527	316,152	399,679

Europe
Equipment Sales	323,709	97,677	421,386
Equipment Rentals	160,389	-	160,389
Software Sales	89,575	-	89,575
Engineering Parts	-	321,942	321,942
Services	140,552	-	140,552

Australia/Asia
Equipment Sales	1,192,319	-	1,192,319
Equipment Rentals	257,918	-	257,918
Software Sales	143,589	-	143,589
Services	223,375	-	223,375

Middle East & Africa
Equipment Sales	10,473	-	10,473
Equipment Rentals	36,130	-	36,130
Software Sales	20,987	-	20,987
Services	45,960	-	45,960

Total net sales	$2,829,536	$2,928,972	$5,758,508

	Marine Technology Business	Marine Engineering Business	Grand
Total Net Sales by Geographic Area	Total	Total	Total

United States	$184,560	$2,509,353	$2,693,913
Europe	714,225	419,619	1,133,844
Australia/Asia	1,817,201	-	1,817,201
Middle East & Africa	113,550	-	113,550

Total net sales	$2,829,536	$2,928,972	$5,758,508

	Marine Technology Business	Marine Engineering Business	Grand
Total Net Sales by Product Line	Total	Total	Total

Equipment Sales	$1,574,051	$100,686	$1,674,737
Equipment Rentals	507,920	-	507,920
Software Sales	254,151	-	254,151
Engineering Parts	352,862	2,512,134	2,864,996
Services	140,552	316,152	456,704

Total net sales	$2,829,536	$2,928,972	$5,758,508

NOTE 15 – INCOME TAXES

The Company files federal income tax returns in the U.S. and state income tax returns in the applicable states on a consolidated basis. The Company’s subsidiaries also file in the appropriate foreign jurisdictions as applicable, most notably the United Kingdom.

The Company is required to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The Company has no significant unrecognized tax benefit during the three months ended January 31, 2019 and 2018.

There are no material tax positions included in the accompanying unaudited consolidated financial statements at January 31, 2019 and October 31, 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

We have US federal tax NOL carryforwards of $7,452,210 remaining, which will expire at various dates in the next 20 years. Such NOL carryforwards expire as follows:

2028	$1,806,182
2029	5,646,028
Total	$7,452,210

We believe that it is more likely than not that the benefit from certain federal NOL carryforwards will be realized. The federal NOL carryforwards in the income tax returns filed included unrecognized tax benefits taken in prior years. The NOLs for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740 are presented net of these unrecognized tax benefits. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

The deferred tax asset related to the U.S. tax carry-forward is $1,564,964 and $1,754,169 as January 31, 2019 and October 31, 2018 respectively. The 2018 Tax Act eliminated the Alternative Minimum Tax (AMT) and provided for a refund of the AMT previously paid over two years. For the three months ended January 31, 2019 the Company had an Alternative Minimum Tax refund of $77,967 and for the year ended October 31, 2018 had an Alternative Minimum Tax of $7,840.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2019 and 2018

NOTE 15 – INCOME TAXES (Continued)

The Company’s income tax returns are subject to audit by taxing authorities for the years beginning November 1, 2015.

NOTE 16 - SUBSEQUENT EVENTS

On or around March 5, 2019, we sold residential property located in Orlando (purchased by the Company in February 2016) to one of our executive officers for $725,000 in cash. The sale price was deemed fair market value based on a review of comparable sales and was approved by the Company’s board of directors. The proceeds of this sale will be used to purchase business property in Orlando (Offices and Manufacturing Plant) for our expansion activities.

The Company has signed a contract for the purchase of new business property in Orlando (for a purchase price of $684,000) and it is expected that this transaction will close on or around March 31, 2019.

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

The following discussion and analysis should be read in conjunction with our financial statements, included herewith and the audited financial statements included in our annual report on Form 10-K filed with the Securities and Exchange Commission on February 1, 2019 as amended on February 7, 2019. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

General Overview

Throughout these discussions, the following terminologies listed in the table immediately below are used and have the meanings ascribed to them in the said table.

“Current Quarter”: Three month period ended January 31, 2019

“Previous Quarter”: Three month period ended January 31, 2018

We have two distinct operating businesses. Our Products Business, also referred to as “Marine Technology Business”, designs, manufactures and sells products and services to the subsea commercial and defense markets (“Products Segment”). Amongst these products, is its patented real time 3D technology which has unique capabilities for both the commercial and defense imaging sonar markets. Our products are used primarily in the underwater construction market, offshore oil and gas, offshore wind energy industry, complex dredging, port security, defense, mining and marine sciences sectors. Our customers include service providers to major oil and gas companies, renewable energy companies, law enforcement agencies, ports, mining companies, defense bodies, research institutes and universities.

Our Services Segment supplies engineering services to prime defense contractors. The central business model for the Services Segment is that it typically designs and manufactures proprietary parts into larger defense mission critical integrated systems (MCIS). An example of such MCIS is the Close-In-Weapons Support (CIWS) Program for the Phalanx. These proprietary parts, once approved within the MCIS program, affords the Services Segment the status of “preferred supplier for these parts”. Such status permits it to supply these parts and upgrade in the event of obsolescence or advancement of technology for the life of the program. Clients include prime defense contractors such as Raytheon and Northrop Grumman.

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

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, “Summary of Accounting Policies” of our Consolidated Financial Statements of October 31, 2018.

Revenue Recognition

Our revenue is derived from both sales and rental of underwater technologies and equipment for imaging, mapping, defense and survey applications and from the engineering services which we provide.

Revenue derived from outright sale of our equipment is recognized when evidence of a contractual arrangement exists, performance obligations are met including delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. No right of return privileges are granted to customers after delivery.

Revenue derived from rental of our equipment is recognized when performance obligations are met, in particular, on a daily basis during the rental period.

For arrangements with multiple deliverables, we recognize product revenue by allocating the revenue to each deliverable based on the relative fair value of each deliverable, and recognize revenue when performance obligations are met including when equipment is delivered, and for rental of equipment of installation and other services as they are performed.

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

For arrangements that are generated from time and material contracts where there is a signed agreement in place that specifies the fixed hourly rate and other reimbursable costs to be billed based on material and direct labor hours incurred, revenue is recognized on these contracts based on material and direct labor hours incurred. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred (materials and direct labor hours) to date to estimated total services (materials and direct labor hours) for each contract. This method is used as expenditures for direct materials and labor hours are considered to be the best available measure of progress on these contracts. Losses on fixed-price contracts are recognized during the period in which the loss first becomes apparent based upon costs incurred to date and the estimated costs to complete as determined by experience from similar contracts. Variations from estimated contract performance could result in adjustments to operating results.

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

Deferred tax assets and liabilities are the amounts by which the Company’s future income taxes are expected to be impacted by these differences as they reverse. Deferred tax assets are based on differences that are expected to decrease future income taxes as they reverse. Correspondingly, deferred tax liabilities are based on differences that are expected to increase future income taxes as they reverse. Note 7 to the Consolidated Financial Statements at October 31, 2018 discusses the amounts of deferred tax assets and liabilities, and also presents the impact of significant differences between financial reporting income and taxable income.

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

Consolidated Results of Operations

We have two distinct operating businesses. Our Marine Technology Business designs and manufactures a number of products including the patented real time 3D sonar solutions for subsea applications (“Products Segment”). Our Marine Engineering Business supplies engineering services (from electronic design to manufacturing and obsolescence management) to prime defense contractors (“Services Segment”).

The Products Segment generated approximately 49% and 67% of our consolidated revenues for the Current and Previous Quarter, respectively and our Services Segment generated approximately 51% and 33% of our consolidated revenues for the Current and Previous Quarter, respectively.

Overall our financial results in the Current Quarter improved significantly compared to the Previous Quarter due to both operating Segments (Products and Services) achieving their revenue plan in the Current Quarter. In the Previous Quarter the Services Segment’s revenue plan (and thus financial performance) was adversely affected due to the delays in securing certain defense contracts for calendar years 2017 and 2018. These delays were the result of failure by the US Administration to approve its budget in a timely fashion. We have now received some of the 2017 and 2018 backlog orders which have resulted in the Services Segment being back on plan in the Current Quarter. The concentration of defense contracts remains a risk for this Segment as change in US Administration may cause changes in budgetary priorities or the federal budgets not to be approved on time.

The Services Segment revenues increased by 191% in the Current Quarter compared to the Previous Quarter. Consequently, net income before income taxes from this Segment was $789,666 in the Current Quarter compared to a loss of $382,449 in the Previous Quarter. Research and Development expenditures for the Services Segment fell from $228,265 to $32,549 in the Current Quarter along with SG&A which was $594,046 in the Current Quarter compared to $630,874 in the Previous Quarter.

The Products Segment’s revenues increased by 39% over the Previous Quarter and net income before income taxes rose to $916,512 from $595,208, despite research and development expenditures increasing from $442,274 to $471,425 and SG&A increasing from $577,565 to $687,308.

Results of Operations for the Current Quarter compared to the Previous Quarter

Revenue: Total consolidated revenues for the Current Quarter and the Previous Quarter were $5,758,508 and $3,050,557, respectively, representing an increase of 88.8%. The increase is largely driven by the Services Segment being back on plan after receiving some of the backlog defense contracts for the 2017 and 2018 calendar years, which had previously been delayed due to the approval of the federal budget being delayed. This Segment is still anticipating some significant contracts for the 2017 and 2018 calendar years. The Products Segment generated 49% of overall revenues and the Services Segment generated 51%. The increase in Revenues in the Current Quarter is largely due to the increase in the revenues generated by both Segments over the Previous Quarter. Revenues in the Services Segment increased by 191% in the Current Quarter compared to the Previous Quarter. Revenues in the Products Segment increased by 39% in the Current Quarter compared to the Previous Quarter. In the Services Segment revenues increased in the Current Quarter due to release of some of the delayed 2017 and 2018 defense contracts.

Gross Profit Margins: Margin percentage was weaker in the Current Quarter at 61.4% (gross profit of $3,533,072) compared to 69.0% (gross profit $2,104,450) in the Previous Quarter. This decrease is a reflection of the mix of sales generated in the Current Quarter with the increase in sales generated from the Services Segment which, in general, yields a lower gross profit margin on its sales which are based on time and material contracts than the Products Segment. Additionally, the Products Segment had a significant sale of hardware (as opposed to rentals or software) which yields lower gross profit margins. Further information on the performance of each Segment can be found in Note 14 to the Unaudited Consolidated Financial Statements.

Research and Development (R&D): R&D expenditures in the Current Quarter were $571,326 compared to the Previous Quarter, when these expenditures were $670,539, representing a decrease of 14.8%. R&D expenditures declined largely because these fell significantly in the Services Segment, which has now finalized a significant part of the Thermite® Octal development for which it had been incurring these expenditures on. Thermite is a ruggedized mission computer with various variants which are man worn, backpack worn and simultaneously integrated in the soldier’s helmet and in defense system such as air-borne drones. The next generation of Thermite® (now the Thermite® Octal) is at the prototype stage and is with a significant customer for trials and assessments. In the Current Quarter we also had $67,352 for Research and Development expenditures attributed to the Cooperative Research and Development Agreement (“CRADA”) where we are currently developing a first-generation prototype Heads Up Display (HUD) Unit for Naval Sea Systems Command (NAVSEA) in conjunction with Naval Surface Warfare Center, Panama Division. R&D expenditures in the Products Segment increased from $442,274 in the Previous Quarter to $471,425 in the Current Quarter. Overall, we expect R&D expenditures to increase in fiscal year 2019 where the focus of our expenditures will be on completing the first-generation HUD for delivery to NAVSEA and completing our fourth and fifth generation sonar products. We anticipate R&D expenditures to increase significantly in the second quarter as we accelerate the finalization of the first prototype of the HUD for NAVSEA.

Description	Amount	% increase / (decrease)
Services Segment R&D Expenditures in the Current Quarter	$32,549	(85.7)%
Services Segment R&D Expenditures in the Previous Quarter	$228,265
Products Segment R&D Expenditures in the Current Quarter	$471,425	6.6%
Products Segment R&D Expenditures in the Previous Quarter	$442,274
Coda Octopus Group, Inc R&D Expenditures in the Current Quarter	$67,352	100%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter increased to $1,619,275 from $1,505,757 in the Previous Quarter representing an increase of 7.5%. The increase in SG&A is largely a reflection of additional staff costs connected to our expansion activities in the Marine Technology Business in Orlando where we are staffing up for the eventual manufacturing and support of the DAVD-HUD product which we are working on pursuant to the Cooperative Research and Development (CRADA) Agreement with Naval Surface Warfare Center Panama City Division (for Naval Sea Systems Command (NAVSEA).

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	January 31, 2019	January 31, 2018	Percentage Change
Wages and Salaries	$727,459	$685,214	Increase of 6.2%
Legal and Professional Fees (including accounting, audit and investment banking services)	$272,056	$322,670	Decrease of 15.7%
Rent for our various locations	$37,215	$26,891	Increase of 38.4%
Marketing	$32,075	$13,687	Increase of 134.4%

The increase in the “Wages and Salaries” category of expenditure, is a reflection of the expansion of our activities in the Orlando office where we are anticipating to eventually build the NAVSEA HUD products which necessitates increasing, amongst other items of expenditures, wages and salaries associated with increase staff levels.

The decrease in the “Legal and Professional” category of expenditures is largely due to fact that in the Previous Quarter we had exceptional transaction costs associated with the private placement transaction which was consummated in the Previous Quarter.

The increase in the category of rent is a reflection of our subsidiary in Orlando now renting office space (and no longer owning office space). However, the outlook for this category of expenditure is that this will decrease as we will be acquiring new owned premises for our Orlando operations consistent with our expansion activities there. Furthermore, the surrender of premises in February 2019 by the UK Products Business (which was leased prior to it acquiring its own facilities in January 2017) will result in a material reduction in this category of expenditure.

Operating Income (loss): Our income from our operating activities in the Current Quarter was $1,342,471 as compared to a loss of $71,846 in the Previous Quarter. In the Previous Quarter, our Services Segment was significantly off its revenue plan due to the delay in receiving anticipated defense contracts. In the Current Quarter, the Services Segment received some of the anticipated backlog orders for the calendar years 2017 and 2018 and this brought this part of the business back on its revenue plan. In addition, the Products Segment revenues also increased by 39% over the Previous Quarter. Research and Development expenditures fell slightly while overall SG&A increased due to our expansion activities in our Orlando offices.

Interest Expense: Interest expense decreased by 75.6% in the Current Quarter to $25,061 from $102,748 in the Previous Quarter. This is due to the significant reduction in our overall loan and debenture indebtedness (which was $6,912,837 in Previous Quarter compared to $1,410,216, in the Current Quarter). This has significantly reduced our interest expense payable on debentures and loans. Please refer to Note 10 – Loans and Notes Payable to the Unaudited Consolidated Financial Statements for further details pertaining to this HSBC Loan for more information on this.

Other Income: In the Current Quarter, we had Other Income of $32,841 as compared to $6,655 in the Previous Quarter resulting in an increase of 393.5%. This category is subject to fluctuations as it usually reflects Value Added Tax rebates from purchases made outside of the European Union by our UK operations and therefore changes according to the level of such purchases.

Net Income before income taxes: In the Current Quarter, we had a net income before income taxes of $1,350,251 as compared to a loss of $167,939 in the Previous Quarter. This is attributable to the increase in our overall revenues in conjunction with reduction in key areas of expenditures such as Research & Development and Interest Expenses.

Net Income: In the Current Quarter, we had a net income of $1,239,013 as compared to a loss of $167,939 in the Previous Quarter. This is attributable to the increase in our overall revenues in conjunction with reduction in key areas of expenditures such as R&D and interest expense.

Comprehensive Income. In the Current Quarter Comprehensive Income increased to $1,536,868 compared to $787,998 although we had a significant foreign currency translation adjustment in the Previous Quarter of $955,937 compared to $297,855 in the Current Quarter along with provision in our unaudited consolidated statement of income and comprehensive income for $111,238 which relates to the writing down of our tax assets which we recognized at the end of our fiscal year 2018 due to the likelihood of the said tax assets being utilized by the Company.

Liquidity and Capital Resources

At January 31, 2019, the Company had an accumulated deficit of $30,755,393, working capital of $15,976,664 and stockholders’ equity of $26,029,263. For the Current Quarter, the Company’s operating activities provided cash of $2,418,625.

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

The amount outstanding under this loan as of January 31, 2019 is $1,410,216. This is because the Company prepaid a significant part of the principal amounts on March 14, 2018 thus accelerating the reduction in the principal amount outstanding under this loan. The Company’s overall indebtedness in relation to loans and debentures have reduced significantly from $7,912,837 in the Previous Quarter compared to $1,410,216. We currently pay a monthly amount of $43,777 comprising principal and interest repayment and we expect the full amount to be repaid within 38 months.

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

Pursuant the terms of the Offering, the Company filed a re-sale registration statement in April 2018 with respect to the shares issued in the Offering. For a period of 36 months, the investors also have the right to purchase, based on their pro-rata ownership of common stock, shares (or securities convertible into shares) offered in subsequent offerings, subject to certain limited exceptions.

Inflation and Foreign Currency

The Company maintains its books in local currency: US Dollars, British Pound, Australian Dollars and Danish Kroner for its United States, United Kingdom, Australian and Danish operations, respectively.

The Company’s operations are conducted in the United States, and through its wholly-owned subsidiaries, in the United Kingdom, Denmark and Australia. As a result, fluctuations in currency exchange rates do significantly affect the Company’s sales, profitability and financial position when the foreign currencies of its international operations are translated into U.S. dollars for financial reporting. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. The Company cannot predict the extent to which currency fluctuations may affect the Company’s business and financial position, and there is a risk that such fluctuations will have an adverse impact on the Company’s sales, profits and financial position. Also, because differing portions of our revenues and costs are denominated in foreign currency, movements can impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens without correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure.

The impact of currency fluctuations on the three months ended January 31, 2019 is shown below. In this context “Constant Rates” is defined as the weighted average exchange rate prevailing in the Previous Quarter.

	GBP		AUD		DKK		Total
	Actual Results	Constant rates	Actual Results	Constant rates	Actual Results	Constant rates	Effect
Revenues	2,702,726	2,879,755	271,953	294,822	-	-	(199,898)
Costs	(1,957,795)	(2,086,031)	(21,201)	(22,984)	(5,285)	(5,774)	130,508
Net Income (Losses)	744,931	793,724	250,752	271,839	(5,285)	(5,774)	(69,390)
Assets	16,037,218	17,323,194	501,436	555,690	8,305	9,041	(1,340,966)
Liabilities	(1,934,196)	(2,089,293)	(69)	(76)	187	204	155,088
Net Assets	14,103,022	15,233,901	501,367	555,613	8,492	9,245	(1,185,878)

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, reduced our net income on activities in the Current Quarter by $69,390 and decreased net assets by $1,185,878. In addition, the Company booked transactional exchange rate losses of $1,190 during the Current Quarter. All of these amounts combined are material to our consolidated financial results in the Current Quarter.

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

Item 1A. Risks Factors

Not required for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On or around November 16, 2018, pursuant to the terms of a private placement consummated on January 29, 2018, the Company issued 23,965 shares of common stock for a purchase price of $105,446 (or $4.40 per share) representing the exercise of certain pro-rata rights by investors in the private placement which were triggered by the exercise of the conversion rights by the Series C Preferred Stock holders on or around October 31, 2018.

These securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereunder as they were issued in reliance on the recipients’ representation that they were accredited (as such term is defined in Regulation D), without general solicitation and represented by certificates that were imprinted with a restrictive legend. In addition, all recipients were provided with sufficient access to Company information.

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

Coda Octopus Group, Inc. (Registrant)

Date: March 18, 2019	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: March 18, 2019	/s/ Michael Midgley
Michael Midgley
Chief Financial Officer

