Form 10-K/A
period 2018-10-31
Coda Octopus Group, Inc.
filed 2019-04-23
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K for the year ended October 31, 2018 (as previously amended, the “Form 10-K”), is filed for the sole purpose of disclosing that the Company’s disclosure controls and procedures and its internal control over financial reporting were not effective as of October 31, 2018. The changes herein are being made in response to comments issued by the Securities and Exchange Commission.

Except as specifically amended herewith, the Form 10-K remains unchanged.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of October 31, 2018. Based upon that evaluation, and in light of the material weakness discussed below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Group Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of October 31, 2018. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework).

We identified material weaknesses which are indicative of many small companies with limited staffing levels resulting in inadequate review procedures. Based on this evaluation, management determined that our internal controls over financial reporting were not effective at October 31, 2018. Nevertheless, errors that were detected in the recording of financial entries were corrected prior to the completion of the financial statements included in this annual report. Accordingly, our management has concluded that the consolidated financial statements included herein present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. Moreover, we have recently retained additional resources to ensure adequate segregation of duties, sufficient review and compliance with our processes to provide reasonable assurances to prevent inaccuracies in the recording of financial entries.  Management believes that these additional controls and procedures should remediate the identified material weakness. Management is continuing to monitor the effectiveness of these additional procedures and controls.

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

DATE: April 23, 2019	CODA OCTOPUS GROUP, INC.

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

Signature	Title	Date

/s/ Annmarie Gayle	Chief Executive Officer and Chairman	April 23, 2019
Annmarie Gayle	(Principal Executive Officer)

/s/ Michael Midgley	Chief Financial Officer	April 23, 2019
Michael Midgley	(Principal Financial and Accounting Officer)

/s/ Michael Hamilton	Director	April 23, 2019
Michael Hamilton

/s/ Per Wimmer	Director	April 23, 2019
Per Wimmer

/s/ Mary Losty	Director	April 23, 2019
Mary Losty

/s/ G. Tyler Runnels	Director	April 23, 2019