Form 10-Q/A
period 2019-01-31
Coda Octopus Group, Inc.
filed 2019-05-13
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2019 (the “Form 10-Q”), is filed for the sole purpose of disclosing that the Company’s disclosure controls and procedures were not effective as of January 31, 2019. The changes herein are being made in response to comments issued by the Securities and Exchange Commission.

Except as specifically amended herewith, the Form 10-Q remains unchanged.

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

As disclosed previously in our Annual Report on Form 10-K, as amended, we identified material weaknesses which are indicative of many small companies with limited staffing levels resulting in inadequate review procedures. Nevertheless, errors that were detected in the recording of financial entries were corrected prior to the completion of the financial statements included in this quarterly report. Accordingly, our management has concluded that the consolidated financial statements included herein present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. Moreover, we have recently retained additional resources to ensure adequate segregation of duties, sufficient review and compliance with our processes to provide reasonable assurances to prevent inaccuracies in the recording of financial entries.  Management believes that these additional controls and procedures should remediate the identified material weakness.

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

Coda Octopus Group, Inc. (Registrant)

Date: May 13, 2019	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: May 13, 2019	/s/ Michael Midgley
Michael Midgley
Chief Financial Officer