Form 10-Q
period 2019-04-30
Coda Octopus Group, Inc.
filed 2019-06-13
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-38154

CODA OCTOPUS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-200-8348
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

3300 S Hiawassee Rd., Suite 104-105, Orlando, Florida	32835
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(863) 937 8985

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of June 13, 2019 is 10,415,416.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Financial Statements

For the Three and Six Months Ended April 30, 2019 and 2018

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

April 30, 2019 and October 31, 2018

	2019	2018
	Unaudited
ASSETS
CURRENT ASSETS

Cash	$9,257,932	$7,512,422
Accounts Receivable, Net	3,196,903	3,326,623
Inventory	4,165,089	3,823,243
Unbilled Receivables	3,782,785	3,013,116
Other Current Assets	279,848	219,424
Prepaid Expenses	282,608	227,479

Total Current Assets	20,965,165	18,122,307

FIXED ASSETS
Property and Equipment, net	6,121,877	5,246,183

OTHER ASSETS
Goodwill and Other Intangibles, net	3,608,091	3,613,952
Deferred Tax Asset	1,253,799	1,754,169

Total Other Assets	4,861,890	5,368,121

Total Assets	$31,948,932	$28,736,611

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

April 30, 2019 and October 31, 2018

	2019	2018
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts Payable	$1,195,653	$988,148
Accrued Expenses and Other Current Liabilities	556,170	685,454
Loans and Note Payable, current	476,241	964,695
Deferred Revenue, current	619,519	602,914

Total Current Liabilities	2,847,583	3,241,211

LONG TERM LIABILITIES

Deferred Revenue, long term	143,587	48,906
Loans and Note Payable, long term	817,735	1,059,544

Total Long Term Liabilities	961,322	1,108,450

Total Liabilities	3,808,905	4,349,661

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 10,671,524 and 10,640,416 shares issued and outstanding as of April 30, 2019 and October 31, 2018, respectively	10,672	10,641
Additional Paid-in Capital	58,747,081	58,599,378
Accumulated Other Comprehensive Loss	(1,835,827)	(2,228,663)
Accumulated Deficit	(28,781,899)	(31,994,406)

Total Stockholders’ Equity	28,140,027	24,386,950

Total Liabilities and Stockholders’ Equity	$31,948,932	$28,736,611

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Unaudited Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

For the Periods Indicated

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018

Net Revenues	$6,783,272	$3,526,396	$12,541,780	$6,576,953

Cost of Revenues	2,058,610	940,858	4,284,046	1,886,965

Gross Profit	4,724,662	2,585,538	8,257,734	4,689,988

OPERATING EXPENSES

Research & Development	745,227	640,477	1,316,553	1,311,016
Selling, General & Administrative	1,696,682	2,025,630	3,315,957	3,531,387

Total Operating Expenses	2,441,909	2,666,107	4,632,510	4,842,403

INCOME (LOSS) FROM OPERATIONS	2,282,753	(80,569)	3,625,224	(152,415)

OTHER INCOME (EXPENSE)
Other Income	26,228	84,015	59,069	90,670
Interest Expense	(24,347)	(80,741)	(49,408)	(183,489)

Total Other Income (Expense)	1,881	3,274	9,661	(92,819)

NET INCOME (LOSS) BEFORE INCOME TAXES	2,284,634	(77,295)	3,634,885	(245,234)

INCOME TAX BENEFIT (EXPENSE)
Current Tax Benefit (Expense)	24	(30)	77,991	(30)
Deferred Tax (Expense)	(311,164)	-	(500,369)	-

Total Income Tax Expense	(311,140)	(30)	(422,378)	(30)

NET INCOME (LOSS)	$1,973,494	$(77,325)	$3,212,507	$(245,264)

NET INCOME (LOSS) PER SHARE:
Basic	$0.18	$(0.01)	$0.30	$(0.03)
Diluted	$0.18	$(0.01)	$0.30	$(0.03)

WEIGHTED AVERAGE SHARES:
Basic	10,671,443	10,353,876	10,665,970	9,754,033
Diluted	10,671,443	10,353,876	10,665,970	9,754,033

NET INCOME (LOSS)	$1,973,494	$(77,325)	$3,212,507	$(245,264)
Other Comprehensive Income (Loss)

Foreign Currency Translation Adjustment	94,981	(381,001)	392,836	574,936

Total Other Comprehensive Income (Loss)	94,981	(381,001)	392,836	574,936

COMPREHENSIVE INCOME (LOSS)	$2,068,475	$(458,326)	$3,605,343	$329,672

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended April 30, 2019 and 2018

						Accumulated
	Preferred Stock				Additional	Other
	Series C		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2017 (Audited)	1,000	$1	9,136,121	$9,136	$52,839,651	$(2,038,431)	$(36,982,937)	$13,827,420

Stock Issued to Investors	-	-	1,125,950	1,126	4,953,054	-	-	4,954,180
Foreign currency translation adjustment	-	-	-	-	-	955,937	-	955,937
Net Loss	-	-	-	-	-	-	(167,939)	(167,939)
Balance, January 31, 2018	1,000	1	10,262,071	10,262	57,792,705	(1,082,494)	(37,150,876)	19,569,598
Stock Issued to Investors	-	-	77,777	78	358,474	-	-	358,552
Stock Issued to Consultants	-	-	12,500	12	57,238	-	-	57,250
Stock Issued to Former Officer	-	-	63,068	63	277,436			277,499
Foreign currency translation adjustment	-	-	-	-	-	(381,001)	-	(381,001)
Net Loss	-	-	-	-	-	-	(77,325)	(77,325)

Balance, April 30, 2018 (Unaudited)	1,000	$1	$10,415,416	$10,415	$58,485,853	$(1,463,495)	$(37,228,201)	$19,804,573

						Accumulated
	Preferred Stock				Additional	Other
	Series C		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2018	-	$-	10,640,416	$10,641	$58,599,378	$(2,228,663)	$(31,994,406)	$24,386,950

Stock Issued to Investors			23,965	23	105,422	-	-	105,445
Foreign currency translation adjustment			-	-	-	297,855	-	297,855
Net Income			-	-	-	-	1,239,013	1,239,013
Balance, January 31, 2019	-	$-	10,664,381	$10,664	$58,704,800	$(1,930,808)	$(30,755,393)	$26,029,263

Stock Issued to Director			7,143	8	42,281	-	-	42,289
Foreign currency translation adjustment			-	-	-	94,981	-	94,981
Net Income			-	-	-	-	1,973,494	1,973,494
Balance, April 30, 2019	-	$-	10,671,524	$10,672	$58,747,081	$(1,835,827)	$(28,781,899)	$28,140,027

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Unaudited Consolidated Statements of Cash Flows

For the Periods Indicated

Unaudited

	Six Months Ended April 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,212,507	$(245,264)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	394,412	396,056
Stock compensation	42,289	334,749
Realized gain on the sale of property and equipment	(33,118)	-
(Increase) decrease in operating assets:
Accounts receivable	129,720	(701,896)
Inventory	(341,846)	(347,914)
Unbilled receivables	(769,669)	1,137,266
Other current assets	(60,424)	213,085
Prepaid expenses	(55,129)	27,925
Deferred tax assets	500,370	-
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	78,221	(468,259)
Deferred revenue	111,286	(103,033)
Net Cash provided by Operating Activities	3,208,619	242,715
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,099,714)	(521,594)
Proceeds from the sale of property and equipment	725,000	-
Net Cash used in Investing Activities	(1,374,714)	(521,594)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments - loans and notes payable	(586,676)	(5,523,762)
Issuance of stock for cash	105,445	5,312,733
Net Cash used in Financing Activities	(481,231)	(211,029)
EFFECT OF CURRENCY EXCHANGE RATE ON CHANGES IN CASH	392,836	574,936

NET INCREASE IN CASH	1,745,510	85,028

CASH AT THE BEGINNING OF THE PERIOD	7,512,422	6,851,539

CASH AT THE END OF THE PERIOD	$9,257,932	$6,936,567
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$40,807	$160,861
Cash paid for taxes	$7,840	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2019 and 2018

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Coda Octopus Group, Inc.’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Coda Octopus Group, Inc. (the “Company”, Coda Octopus,” “we,” or “us”) filed audited consolidated financial statements as of and for the fiscal years ended October 31, 2018 and 2017 which included all information and notes necessary for such complete presentation in conjunction with its annual report on Form 10-K filed on February 1, 2019 (as amended on February 7, 2019 and April 23, 2019, the Form (“10-K”). The results of operations for the interim period ended April 30, 2019 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended October 31, 2018, which are contained in the Form 10-K. The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of April 30, 2019 and the results of operations, comprehensive income and cash flows for the interim periods ended April 30, 2019 and 2018. The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the US dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s UK-based operations are measured using the British Pound Sterling, Australian-based operations are measured using Australian Dollars and Danish-based operations are measured using Danish Kroner as the functional currencies. Foreign currency translation, gains and losses, are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are also included in other comprehensive income.

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

April 30, 2019 and 2018

NOTE 2 – REVENUE RECOGNITION (Continued)

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

All of our revenues are earned under formal contracts with our customers and are derived from both sales and rental of underwater technologies and equipment for imaging, mapping, defense and survey applications and from the engineering services that we provide. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential variable additional consideration. Our product sales do not include a right of return by the customer.

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

Our contracts sometimes require customer payments in advance of revenue recognition and are recognized as revenue when the Company has fulfilled its obligations under the respective contracts. Until such time, we recognize this prepayment as deferred revenue.

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

April 30, 2019 and 2018

NOTE 2 – REVENUE RECOGNITION (Continued)

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

Other Revenue Disclosures

See Note 14 – Segment Analysis - for a breakdown of revenues from external customers and cost of those revenues between our Products Segment and Services Segment including information on the split of revenues by geography.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s short term financial instruments consist of cash, receivables, accounts payable and the line of credit. The Company adjusts the carrying value of financial assets and liabilities denominated in other currencies such as cash, receivables, accounts payable and the lines of credit using the appropriate exchange rates at the balance sheet date. The Company believes that the carrying values of these short term financial instruments approximate their estimated fair values.

NOTE 4 – FOREIGN CURRENCY TRANSLATION

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into US dollars at exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted average exchange rates during the period. The resulting translation gains and losses on assets and liabilities are recorded in accumulated other comprehensive income (loss), and are excluded from net income until realized through a sale or liquidation of the investment.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2019 and 2018

NOTE 5 - INVENTORY

Inventory is stated at the lower of cost (weighted average method) or market. Inventory consisted of the following components:

	April 30, 2019	October 31, 2018

Raw materials and parts	$3,168,020	$2,887,505
Work in progress	603,701	472,204
Finished goods	393,368	463,534
Total Inventory	$4,165,089	$3,823,243

NOTE 6 – FIXED ASSETS

Fixed assets consists of the following components:

	October 31,	October 31, 2018
	2017	Acquisitions	Disposals	Balance

Buildings	$4,082,346	$-	(85,486)	$3,996,860
Land	200,000	-	-	200,000
Office machinery and equipment	2,064,449	853,796	(42,802)	2,875,443
Furniture, fixtures and improvements	1,165,897	38,344	(95,016)	1,109,225
Totals	7,512,692	892,140	(223,304)	8,181,528
Less: accumulated depreciation	(2,299,411)	(758,408)	122,474	(2,935,345)

Property and Equipment - Net	$5,213,281	$133,732	$(100,830)	$5,246,183

	October 31,	April 30, 2019
	2018	Acquisitions	Disposals	Balance

Buildings	$3,996,860	$1,463,535	(730,000)	$4,730,395
Land	200,000	-	-	200,000
Office machinery and equipment	2,875,443	509,706	(33,278)	3,351,871
Furniture, fixtures and improvements	1,109,225	55,862	-	1,165,087
Totals	8,181,528	2,029,103	(763,278)	9,447,353
Less: accumulated depreciation	(2,935,345)	(467,450)	77,319	(3,325,476)

Property and Equipment - Net	$5,246,183	$1,561,653	$(685,959)	$6,121,877

NOTE 7– OTHER CURRENT ASSETS

Other current assets consisted of the following components:

	April 30, 2019	October 31, 2018

Deposits	$114,684	$21,007
Other receivables	138,377	141,294
Value added tax (VAT) receivable	26,787	57,123

Total Other Current Assets	$279,848	$219,424

NOTE 8 – ESTIMATES

The preparation of consolidated financial statements in conformity with US Generally Accepted Accounting Principles (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues including unbilled and deferred revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include costs and earnings in excess of billings, billings in excess of costs, estimated earnings, valuation of accounts receivable, valuation of fixed assets, valuation of inventory, valuation of deferred tax assets (DTA’s) and the valuation of goodwill.

NOTE 9 – CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the consolidated balance sheets. These amounts are stated on the consolidated balance sheets as unbilled receivables of $3,782,785 and $3,013,116 as of April 30, 2019 and October 31, 2018, respectively.

Our deferred revenue of $763,106 and $651,820 as of April 30, 2019 and October 31, 2018, respectively, consists of billings in excess of costs, estimated earnings and revenues received as part of our warranty obligations upon completing a sale – elaborated further in the last paragraph of this note.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2019 and 2018

Billings in excess of costs and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the consolidated balance sheets. These amounts are stated on the consolidated balance sheets as a component of deferred revenue of $25,607 and $0 as of April 30, 2019 and October 31, 2018, respectively.

Revenue received as part of sales of products via our Products Segment includes a provision for warranty and Through Life Support (TLS). TLS offers the customer extended post-sales technical support along with software and hardware assurances. These post-sales obligations (warranty and TLS) are treated as deferred revenue and are amortized over the period when the contractual obligations subsist, which for warranty is 12 months and TLS varies between 36 and 60 months depending on the package purchased by the customer. These amounts are stated on the consolidated balance sheets as a component of deferred revenue of $737,499 and $651,820 as of April 30, 2019 and October 31, 2018, respectively.

NOTE 10 - CONCENTRATIONS

Significant Customers

During the three months ended April 30, 2019, the Company had a customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $1,460,260 or 22% of net revenues during the period.

During the three months ended April 30, 2018, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $1,325,531 or 38% of net revenues during the period. Total accounts receivable from these customers at April 30, 2018 were $998,606 or 47% of accounts receivable.

During the six months ended April 30, 2019, the Company had a customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $3,209,220 or 26% of net revenues during the period.

During the six months ended April 30, 2018, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $1,612,490 or 25% of net revenues during the period. Total accounts receivable from these customers at April 30, 2018 were $998,606 or 47% of accounts receivable.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2019 and 2018

NOTE 11– LOANS AND NOTES PAYABLE

	April 30, 2019	October 31, 2018

Secured note payable to HSBC NA with interest payable on the 28th day of each month at 4.56% per annum. Our repayment obligation under this loan is $43,777 (comprising both principal and interest repayment).	$1,293,976	$1,524,239
One of the subsidiaries had an unsecured working capital loan from the CEO of the Group. The note, which carried an interest rate of 4.5% was repaid in full in December, 2018.	-	500,000

Total	1,293,976	2,024,239
Less: current portion	(476,241)	(964,695)
Total Long Term Loans and Notes Payable	$817,735	$1,059,544

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

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2019 and 2018

NOTE 13 – EARNINGS PER COMMON SHARE

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30,	April 30,	April 30,	April 30,
Fiscal Period	2019	2018	2019	2018
Numerator:
Net Income (Loss)	$1,973,494	$(77,325)	$3,212,507	$(245,264)

Denominator:
Basic weighted average common shares outstanding	10,671,443	10,353,876	10,665,970	9,754,033
Conversion of Series C Preferred Stock	-	-	-	-
Diluted outstanding shares	10,671,443	10,353,876	10,665,970	9,754,033
Earnings from continuing operations

Basic	$0.18	$(0.01)	$0.30	$(0.03)
Diluted	$0.18	$(0.01)	$0.30	$(0.03)

Common stock equivalents of 200,000 shares were excluded from the April 30, 2018, computations as their effect would be anti-dilutive.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS

We are operating in two reportable segments, which are managed separately based upon fundamental differences in their operations. Coda Octopus Martech and Coda Octopus Colmek (together “Marine Engineering Business” or “Service Segments”) operate as contractors and Coda Octopus Products operations are comprised primarily of product sales, rentals and associated services (“Marine Technology Business” or “Products Segment”).

Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Corporate includes general corporate administrative costs (“Overheads”).

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies in our Consolidated Financial Statements of October 31, 2018.

There are inter-segment sales which have been eliminated in our financial statements but are disclosed in the tables below for information purposes.

The following table summarizes segment asset and operating balances by reportable segment as of and for the three and six months ended April 30, 2019 and 2018, respectively.

The Company’s reportable business segments operate in four geographic locations:

●	Americas
●	Europe
●	Australia/Asia
●	Middle East/Africa

Information concerning principal geographic areas is presented below according to the area where the activity has taken place for the three and six months ended April 30, 2019 and 2018 respectively:

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended April 30, 2019

Revenues from External Customers	$3,420,183	$3,363,089	$-	$6,783,272

Cost of Revenues	488,909	1,569,701	-	2,058,610

Gross Profit	2,931,274	1,793,388	-	4,724,662

Research & Development	558,579	64,665	121,983	745,227
Selling, General & Administrative	743,801	611,059	341,822	1,696,682

Total Operating Expenses	1,302,380	675,724	463,805	2,441,909

Income (Loss) from Operations	1,628,894	1,117,664	(463,805)	2,282,753

Other Income (Expense)

Other Income	26,228	-	-	26,228
Interest Expense	(3,392)	(5,118)	(15,837)	(24,347)

Total Other Income (Expense)	22,836	(5,118)	(15,837)	1,881

Net Income (Loss) before Income Taxes	1,651,730	1,112,546	(479,642)	2,284,634

Income Tax Benefit (Expense)
Current Tax Benefit (Expense)	18,375	(9,939)	(8,412)	24
Deferred Tax (Expense)	(144,381)	(117,529)	(49,254)	(311,164)

Income (Expense)	(126,006)	(127,468)	(57,666)	(311,140)

Net Income (Loss)	$1,525,724	$985,078	$(537,308)	$1,973,494

Supplemental Disclosures

Total Assets	$17,403,981	$12,980,885	$1,564,066	$31,948,932

Total Liabilities	$1,357,163	$923,248	$1,528,494	$3,808,905

Revenues from Intercompany Sales - eliminated from sales above	$361,604	$173,723	$675,000	$1,210,327

Depreciation and Amortization	$134,516	$61,388	$3,790	$199,694

Purchases of Long-lived Assets	$1,149,245	$31,334	$-	$1,180,579

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended April 30, 2018

Revenues from External Customers	$2,173,291	$1,353,105	$-	$3,526,396

Cost of Revenues	217,222	723,636	-	940,858

Gross Profit	1,956,069	629,469	-	2,585,538

Research & Development	503,518	136,959	-	640,477
Selling, General & Administrative	850,521	614,718	560,391	2,025,630

Total Operating Expenses	1,354,039	751,677	560,391	2,666,107

Income (Loss) from Operations	602,030	(122,208)	(560,391)	(80,569)

Other Income (Expense)

Other Income	81,918	2,097	-	84,015
Interest Expense	(2,385)	(14,752)	(63,604)	(80,741)

Total Other Income (Expense)	79,533	(12,655)	(63,604)	3,274

Net Income (Loss) before income taxes	681,563	(134,863)	(623,995)	(77,295)

Current Tax Benefit (Expense)	(6,431)	-	6,401	(30)

Net Income (Loss)	$675,132	$(134,863)	$(617,594)	$(77,325)

Supplemental Disclosures

Total Assets	$12,655,196	$10,944,045	$342,932	$23,942,173

Total Liabilities	$763,339	$1,435,771	$1,938,490	$4,137,600

Revenues from Intercompany Sales - eliminated from sales above	$315,954	$132,837	$675,000	$1,123,791

Depreciation and Amortization	$113,923	$72,499	$4,255	$190,677

Purchases of Long-lived Assets	$52,112	$6,056	$24,785	$82,953

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Six Months Ended April 31, 2019

Revenues from External Customers	$6,249,719	$6,292,061	$-	$12,541,780

Cost of Revenues	1,206,215	3,077,831	-	4,284,046

Gross Profit	5,043,504	3,214,230	-	8,257,734

Research & Development	1,030,004	97,214	189,335	1,316,553
Selling, General & Administrative	1,498,461	1,205,105	612,391	3,315,957

Total Operating Expenses	2,528,465	1,302,319	801,726	4,632,510

Income (Loss) from Operations	2,515,039	1,911,911	(801,726)	3,625,224

Other Income (Expense)

Other Income	59,069	-	-	59,069
Interest Expense	(5,866)	(9,699)	(33,843)	(49,408)

Total Other Income (Expense)	53,203	(9,699)	(33,843)	9,661

Net Income (Loss) before Income Taxes	2,568,242	1,902,212	(835,569)	3,634,885

Income Tax Benefit (Expense)
Current Tax Benefit	25,668	34,985	17,338	77,991
Deferred Tax Expense	(151,305)	(233,396)	(115,668)	(500,369)

Income (expense)	(125,637)	(198,411)	(98,330)	(422,378)

Net Income (Loss)	$2,442,605	$1,703,801	$(933,899)	$3,212,507

Supplemental Disclosures

Total Assets	$17,403,981	$12,980,885	$1,564,066	$31,948,932

Total Liabilities	$1,357,163	$923,248	$1,528,494	$3,808,905

Revenues from Intercompany Sales - eliminated from sales above	$908,467	$228,929	$1,350,000	$2,487,396

Depreciation and Amortization	$259,124	$127,678	$7,610	$394,412

Purchases of Long-lived Assets	$2,065,268	$34,446	$-	$2,099,714

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Six Months Ended April 31, 2018

Revenues from External Customers	$4,216,233	$2,360,720	$-	$6,576,953

Cost of Revenues	647,353	1,239,612	-	1,886,965

Gross Profit	3,568,880	1,121,108	-	4,689,988

Research & Development	945,792	365,224	-	1,311,016
Selling, General & Administrative	1,428,086	1,245,592	857,709	3,531,387

Total Operating Expenses	2,373,878	1,610,816	857,709	4,842,403

Income (Loss) from Operations	1,195,002	(489,708)	(857,709)	(152,415)

Other Income (Expense)

Other Income	88,573	2,097	-	90,670
Interest Expense	(6,804)	(29,701)	(146,984)	(183,489)

Total Other Income (Expense)	81,769	(27,604)	(146,984)	(92,819)

Net Income (Loss) before income taxes	1,276,771	(517,312)	(1,004,693)	(245,234)

Current Tax Benefit (Expense)	(6,596)	-	6,566	(30)

Net Income	$1,270,175	$(517,312)	$(998,127)	$(245,264)

Supplemental Disclosures

Total Assets	$12,655,196	$10,944,045	$342,932	$23,942,173

Total Liabilities	$760,320	$1,438,790	$1,938,490	$4,137,600

Revenues from Intercompany Sales - eliminated from sales above	$471,218	$10,189	$675,000	$1,156,407

Depreciation and Amortization	$236,650	$152,214	$7,192	$396,056

Purchases of Long-lived Assets	$254,029	$49,961	$24,785	$328,775

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Three Months Ended April 30, 2019
	Marine	Marine
	Technology	Engineering	Grand
	Business (Products)	Business (Services)	Total
Disaggregation of Total Net Sales

Americas
Equipment Sales	$19,528	$54,536	$74,064
Equipment Rentals	171,544	-	171,544
Software Sales	7,250	-	7,250
Engineering Parts	-	2,377,313	2,377,313
Services	736,612	563,518	1,300,130
Europe
Equipment Sales	446,896	13,302	460,198
Equipment Rentals	491,118	-	491,118
Software Sales	59,069	-	59,069
Engineering Parts	-	354,421	354,421
Services	337,467	-	337,467

Australia/Asia
Equipment Sales	867,019	-	867,019
Equipment Rentals	-	-	-
Software Sales	58,289	-	58,289
Services	115,666	-	115,666

Middle East & Africa
Equipment Sales	-	-	-
Equipment Rentals	-	-	-
Software Sales	16,578	-	16,578
Services	93,147	-	93,147

Total Net Sales	$3,420,183	$3,363,089	$6,783,272

	For the Three Months Ended April 30, 2019
	Marine	Marine
	Technology	Engineering	Grand
	Business (Products)	Business (Services)	Total
Total Net Sales by Geographic Area
Americas	$934,934	$2,995,366	$3,930,300
Europe	1,334,551	367,723	1,702,273
Australia/Asia	1,040,974	-	1,040,974
Middle East & Africa	109,724	-	109,724

Total Net Sales	$3,420,183	$3,363,089	$6,783,272

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Three Months Ended April 30, 2019
	Marine	Marine
	Technology	Engineering	Grand
	Business (Products)	Business (Services)	Total
Total Net Sales by Product Line
Equipment Sales	$1,333,444	$67,838	$1,401,281
Equipment Rentals	662,662	-	662,662
Software Sales	141,185	-	141,185
Engineering Parts	-	2,731,734	2,731,734
Services	1,282,892	563,518	1,846,410

Total Net Sales	$3,420,183	$3,363,089	$6,783,272

	For the Three Months Ended April 30, 2018
	Marine	Marine
	Technology	Engineering	Grand
	Business (Products)	Business (Services)	Total
Disaggregation of Total Net Sales

Americas
Equipment Sales	$559,929	$-	$559,929
Equipment Rentals	91,071	-	91,071
Software Sales	33,520	-	33,520
Engineering Parts	-	879,735	879,735
Services	332,732	25,326	358,058
Europe
Equipment Sales	71,780	3,629	75,409
Equipment Rentals	283,703	-	283,703
Software Sales	58,231	-	58,231
Engineering Parts	-	444,416	444,416
Services	149,221	-	149,221

Australia/Asia
Equipment Sales	125,469	-	125,469
Equipment Rentals	13,607	-	13,607
Software Sales	37,605	-	37,605
Services	23,730	-	23,730

Middle East & Africa
Equipment Sales	302,923	-	302,923
Equipment Rentals	1,351	-	1,351
Software Sales	57,301	-	57,301
Services	31,118	-	31,118

Total Net Sales	$2,173,291	$1,353,105	$3,526,396

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Three Months Ended April 30, 2018
	Marine	Marine
	Technology	Engineering	Grand
	Business (Products)	Business (Services)	Total
Total Net Sales by Geographic Area
Americas	$1,017,252	$905,061	$1,922,313
Europe	562,935	448,045	1,010,980
Australia/Asia	200,411	-	200,411
Middle East & Africa	392,693	-	392,693

Total Net Sales	$2,173,291	$1,353,105	$3,526,396

	For the Three Months Ended April 30, 2018
	Marine	Marine
	Technology	Engineering	Grand
	Business (Products)	Business (Services)	Total
Total Net Sales by Product Line
Equipment Sales	$1,060,101	$3,629	$1,063,730
Equipment Rentals	389,732	-	389,732
Software Sales	186,657	-	186,657
Engineering Parts	-	1,324,151	1,324,151
Services	536,801	25,326	562,127

Total Net Sales	$2,173,291	$1,353,105	$3,526,396

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Six Months Ended April 30, 2019
	Marine	Marine
	Technology	Engineering	Grand
	Business (Products)	Business (Services)	Total
Disaggregation of Total Net Sales

Americas
Equipment Sales	$67,078	$57,545	$124,623
Equipment Rentals	225,027	-	225,027
Software Sales	7,250	-	7,250
Engineering Parts	-	4,567,505	4,567,505
Services	820,139	879,670	1,699,809
Europe
Equipment Sales	770,605	110,979	881,584
Equipment Rentals	651,507	-	651,507
Software Sales	148,644	-	148,644
Engineering Parts	-	676,363	676,363
Services	478,019	-	478,019

Australia/Asia
Equipment Sales	2,059,338	-	2,059,338
Equipment Rentals	257,918	-	257,918
Software Sales	201,878	-	201,878
Services	339,041	-	339,041

Middle East & Africa
Equipment Sales	10,473	-	10,473
Equipment Rentals	36,130	-	36,130
Software Sales	37,565	-	37,565
Services	139,107	-	139,107

Total Net Sales	$6,249,719	$6,292,061	$12,541,780

	For the Six Months Ended April 30, 2019
	Marine	Marine
	Technology	Engineering	Grand
	Business (Products)	Business (Services)	Total
Total Net Sales by Geographic Area
Americas	$1,119,494	$5,504,719	$6,624,213
Europe	2,048,776	787,342	2,836,117
Australia/Asia	2,858,175	-	2,858,175
Middle East & Africa	223,274	-	223,274

Total Net Sales	$6,249,719	$6,292,061	$12,541,780

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Six Months Ended April 30, 2019
	Marine	Marine
	Technology	Engineering	Grand
	Business (Products)	Business (Services)	Total
Total Net Sales by Product Line
Equipment Sales	$2,907,495	$168,524	$3,076,018
Equipment Rentals	1,170,582	-	1,170,582
Software Sales	395,336	-	395,336
Engineering Parts	-	5,243,868	5,243,868
Services	1,776,306	879,670	2,655,976

Total Net Sales	$6,249,719	$6,292,061	$12,541,780

	For the Six Months Ended April 30, 2018
	Marine	Marine
	Technology	Engineering	Grand
	Business (Products)	Business (Services)	Total
Disaggregation of Total Net Sales

Americas
Equipment Sales	$594,457	$-	$594,457
Equipment Rentals	133,927	-	133,927
Software Sales	33,520	-	33,520
Engineering Parts	-	1,369,067	1,369,067
Services	595,583	87,586	683,169
Europe
Equipment Sales	920,757	192,078	1,112,835
Equipment Rentals	328,291	-	328,291
Software Sales	147,401	-	147,401
Engineering Parts	-	711,989	711,989
Services	288,132	-	288,132

Australia/Asia
Equipment Sales	415,234	-	415,234
Equipment Rentals	72,264	-	72,264
Software Sales	157,974	-	157,974
Services	85,545	-	85,545

Middle East & Africa
Equipment Sales	321,516	-	321,516
Equipment Rentals	11,444	-	11,444
Software Sales	61,296	-	61,296
Services	48,892	-	48,892

Total Net Sales	$4,216,233	$2,360,720	$6,576,953

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Six Months Ended April 30, 2018
	Marine	Marine
	Technology	Engineering	Grand
	Business (Products)	Business (Services)	Total
Total Net Sales by Geographic Area
Americas	$1,357,487	$1,456,653	$2,814,140
Europe	1,684,581	904,067	2,588,648
Australia/Asia	731,017	-	731,017
Middle East & Africa	443,148	-	443,148

Total Net Sales	$4,216,233	$2,360,720	$6,576,953

	For the Six Months Ended April 30, 2018
	Marine	Marine
	Technology	Engineering	Grand
	Business (Products)	Business (Services)	Total
Total Net Sales by Product Line
Equipment Sales	$2,251,964	$192,078	$2,444,042
Equipment Rentals	545,926	-	545,926
Software Sales	400,191	-	400,191
Engineering Parts	-	2,081,056	2,081,056
Services	1,018,152	87,586	1,105,738

Total Net Sales	$4,216,233	$2,360,720	$6,576,953

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2019 and 2018

NOTE 15 – INCOME TAXES

The Company files federal income tax returns in the U.S. and state income tax returns in the applicable states on a consolidated basis. The Company’s subsidiaries also file in the appropriate foreign jurisdictions as applicable, most notably the United Kingdom.

The Company is required to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. There are no material tax positions included in the accompanying unaudited consolidated financial statements at April 30, 2019 and the audited consolidated financial statements at October 31, 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

We have federal tax NOL carryforwards of $8,353,186 as of October 31, 2018 which will expire at various dates in the next 20 years. Such NOL carryforwards expire as follows:

2028	$2,707,158
2029	5,646,028
Total	$8,353,186

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

The deferred tax asset related to the U.S. tax carry-forward is $1,253,799 and was $1,754,169 as April 30, 2019 and October 31, 2018, respectively. For the six months ended April 30, 2019 the Company had an Alternative Minimum Tax refund of $77,967 and for the year ended October 31, 2018 had an Alternative Minimum Tax of $7,840.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2019 and 2018

NOTE 15 – INCOME TAXES (Continued)

Components of deferred tax assets as of April 30, 2019 and October 31, 2018 are as follows:

	April 30, 2019	October 31, 2018

Net operating loss carry-forward benefit	$1,253,799	$1,754,169

Net deferred tax asset	$1,253,799	$1,754,169

The Company did not incur any regular income tax but did incur an Alternative Minimum Tax expense in the US for the year ended October 31, 2018. For financial purposes in its U.S. entities and other foreign entities not included above, as we have been able to use net operating loss carry-forwards and other timing differences during the current and prior year to offset any tax liabilities in the various tax jurisdictions. The use of these income tax benefits in the prior year have been adjusted for and offset by a valuation allowance as noted above.

The Company’s income tax returns are subject to audit by taxing authorities for the years beginning November 1, 2015.

NOTE 16 – SUBSEQUENT EVENTS

Disgorgement Proceeds

During March 2019, the Company became aware of possible short swing profits generated from the sale of common stock by a beneficial owner pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended.  Following discussions with the stockholder for the purpose of recovering such profits, on May 17, 2019, the Company received a payment of $166,514 representing the entire amount of short swing profits.  The Company will recognize these proceeds in its next quarterly report as a capital contribution from stockholders and will reflect a corresponding increase to additional paid-in capital.

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

The following discussion and analysis should be read in conjunction with our financial statements, included herewith and the audited financial statements included in our annual report on Form 10-K filed with the Securities and Exchange Commission on February 1, 2019 as amended on February 7, 2019, and April 23, 2019. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

General Overview

Throughout these discussions, the following terminologies listed in the table immediately below are used and have the meanings ascribed to them in the said table.

“Current Quarter”	The three month period ended April 30, 2019
“Previous Quarter”	The three month period ended April 30, 2018
“Current Six Month Period”	The six month period ended April 30, 2019
“Previous Six Month Period”	The six month period ended April 30, 2018

Within the Coda Octopus Group, we have two distinct operating businesses:

Products Segment	Also referred to as “Marine Technology Business”
Services Segment	Also referred to as “Marine Engineering Business”

The Marine Technology Business, which is considered a products business, designs, manufactures, sells and rents products and associated services to the subsea commercial and defense markets. Among these products, is our patented real time 3D technology (marketed under the brand name “Echoscope®”) which has unique capabilities for both the commercial and defense imaging sonar markets. Our products are used primarily in the underwater construction market, offshore oil and gas, offshore wind energy industry, complex dredging, port security, defense, mining and marine sciences sectors. Our customers include service providers to major oil and gas companies, renewable energy companies, law enforcement agencies, ports, mining companies, defense bodies, research institutes and universities. Our Echoscope® technology has unique capabilities, as we believe it is the only commercially available real time 3D volumetric imaging sonar technology which allows the user to generate a real time 3D image (with cloud point XYZ data outputs) of underwater environments in all water conditions, including zero visibility. This gives us a commercial advantage for many underwater applications where real time decision making and visualization of moving objects are critical to these underwater operations. A user may want to visualize a moving object for many reasons such as placement or accurate positioning of an object on the seabed.

The Marine Engineering Business supplies engineering services mainly to prime defense contractors. The central business model for the Services Segment is the design and manufacture of proprietary parts for larger defense mission critical integrated systems (MCIS). An example of such MCIS is the Close-In-Weapons Support (CIWS) Program for the Phalanx. These proprietary parts, once approved within the MCIS program, affords the Services Segment the status of “preferred supplier for these parts” for the life of the program. Such status permits it to supply these parts and upgrade in the event of obsolescence or advancement of technology for the life of the program. Clients include prime defense contractors such as Raytheon and Northrop Grumman.

For further discussion of our revenue recognition accounting policies, refer to Note 2 – “Revenue Recognition” in these financial statements and in our Annual Report on Form 10-K for the fiscal year ended October, 31,2018.

United Kingdom’s (“UK”) Withdrawal from the European Union (“Brexit”)

Our Business is affected by a number of factors. Currently a significant concern is the uncertainty relating to the UK’s withdrawal from the European Union (“Brexit”) including the possibility that such withdrawal will take place without a concluded agreement on the future relationship between the UK and European Union (“No Deal Brexit Issue”). Following a national referendum, the UK Government served notice to leave the European Union under Article 50 of the Lisbon Treaty. The date of the UK leaving the European Union and the deadline for concluding a deal is currently October 31, 2019. The recent failure of the UK Parliament to find agreement on Brexit resulting in the resignation by the Prime Minister has significantly increased the likelihood of a disorderly withdrawal. A No Deal Brexit could affect our UK operations which represents a significant part of our earnings.

The ongoing uncertainty also impacts the British Pound (which is the trading currency of our UK operations). This has an adverse impact on our revenues reported and may result in a devaluation of our consolidated balance sheet assets (due to depreciation of the British Pound against other major currencies including the US Dollar). For the Current Quarter, approximately 47% of our revenues were generated in British Pounds.

Because there is no precedent for a European Union member state leaving the Union, the full implications for the Company are not clear. The outcome is dependent on the type of future relationship that is struck between the United Kingdom and the European Union. In a worst-case scenario, where no deal on the future of the UK relationship with European Union is struck, it is widely believed that the World Trade Organization (WTO) rules will apply. Operating on this basis would have far-reaching implications for our Company particularly in the area of costs associated with import/export arrangements for our products including custom duties on purchases and sales and delays and increased compliance costs in the supply chain (both purchasing and selling). We currently benefit from mutual recognition rules in a number of areas including export control requirements and quality standards which allow us to distribute our products freely in the European Union. If these are removed it is likely to involve new qualification requirements with the attendant costs and delays involved. Furthermore, restrictions on free movement will also limit our ability to utilize our trained engineers and experts on customer projects in the European Union.

Furthermore, if the UK were to have an unplanned withdrawal this would compound the issues for our Company as it is commonly believed that there would be resulting chaos and uncertainty. It is also widely believed that in a worst-case scenario, the British Pound will be exposed to extreme exchange rate fluctuations between the major currencies including US Dollar and Euro.

Many companies are seeking to mitigate the impact by seeking certain trading licenses in European Union member state countries.

In anticipation of a No Deal Brexit, we have taken steps to mitigate its impact by establishing a Danish based subsidiary, Coda Octopus Products A/S, to maintain a presence in the European Union. However, we can give no assurance that this in itself would be sufficient to address the impact of a disorderly exit.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared under accounting principles generally accepted in the US GAAP. The preparation of financial statements in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported values of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported levels of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in the footnotes of our Consolidated Financial Statements of October 31, 2018.

Revenue Recognition

All of our revenues are earned under formal contracts with our customers and are derived from both sales and rental of underwater technologies and equipment for imaging, mapping, defense and survey applications and from the engineering services that we provide. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential variable additional consideration. Our product sales do not include a right of return by the customer.

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

For further discussion of our revenue recognition accounting policies, refer to Note 2 – “Revenue Recognition” in these financial statements and in our Annual Report on Form 10-K for the fiscal year ended October, 31,2018.

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

Deferred tax assets and liabilities are the amounts by which the Company’s future income taxes are expected to be impacted by these differences as they reverse. Deferred tax assets are based on differences that are expected to decrease future income taxes as they reverse. Correspondingly, deferred tax liabilities are based on differences that are expected to increase future income taxes as they reverse. Note 15 to the Consolidated Financial Statements at October 31, 2018 discusses the amounts of deferred tax assets and liabilities, and also presents the impact of significant differences between financial reporting income and taxable income.

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

Summary of Consolidated Results of Operations

Within our Group, we have two distinct operating businesses which have certain synergies between them (example engineering skills and common defense customers). Increasingly, both Segments are working together on joint-third party Research and Development Projects.

Our Marine Technology Business designs and manufactures a number of products including the patented real time 3D sonar solutions for subsea applications for both commercial and defense. Our Marine Engineering Business supplies engineering services (from electronic design to manufacturing and obsolescence management) mainly to prime defense contractors, although there are a small number of customers who do not fall into this category.

Current Quarter	Previous Quarter
Products Segment generated 50% of our consolidated revenues	Products Segment generated 62% of our consolidated revenues
Services Segment generated 50% of our consolidated revenues	Services Segment generated 38% of our consolidated revenues

Overall our financial results in the Current Quarter improved significantly compared to the Previous Quarter due to both operating Segments (Products and Services) achieving their revenue plans. In broad terms, revenues increased by 92%, gross profit margin percentage fell from 73% to 70%, total operating expenses (Research and Development and SG&A) fell by 8.4%, net income after tax increased from a loss of $77,325 to a profit of approximately $2.0 million.

In the Previous Quarter the Services Segment’s revenue plan (and thus financial performance) was adversely affected due to the delays in securing certain defense contracts for calendar years 2017 and 2018. These delays were the result of the failure by the US Administration to approve its budget in a timely fashion. We have now started to receive some of the backlog orders and this has resulted in the Services Segment being back on plan in the Current Quarter. Notwithstanding the foregoing, it should be noted that the concentration of contracts emanating from the defense sector for this Segment remains a risk as a change in US Administration may cause changes in budgetary priorities or delays in the approval of the federal defense budget resulting in an adverse impact on the performance of this Segment.

The Services Segment revenues increased by 149% in the Current Quarter compared to the Previous Quarter due to the reasons explained immediately above, while total operating expenses fell by 10%. Consequently, net income before income taxes, from this Segment was $1,112,546 in the Current Quarter compared to a loss of $134,863 in the Previous Quarter. Research and Development expenditures for the Services Segment fell significantly from $136,959 to $64,665 in the Current Quarter while there was a marginal reduction in SG&A which was $611,059 in the Current Quarter compared to $614,718 in the Previous Quarter.

The Products Segment’s revenues increased by 57% over the Previous Quarter while total operating expenses fell by 3.8%; net income before income taxes rose to $1,651,730 from $681,563 with Research and Development expenditures increasing from $503,518 to $558,579 (in line with our budgetary plans) and SG&A decreasing from $850,521 to $743,801. Revenues from both sales and rentals (with associated services) were up compared to the Previous Quarter.

Results of Operations for the Current Quarter compared to the Previous Quarter

Revenue: Total consolidated revenues for the Current Quarter and the Previous Quarter were $6,783,272 and $3,526,396, respectively, representing an increase of 92.4%. The Products Segment generated 50% of consolidated revenues and the Services Segment generated 50% of our consolidated revenues. Revenues in the Services Segment increased by 149% in the Current Quarter compared to the Previous Quarter. Revenues in the Products Segment increased by 57% in the Current Quarter compared to the Previous Quarter. The rate of increase in the Services Segment revenues is not typical but is a reflection of the backlog orders pertaining to the Previous Quarter which was delayed due to reasons discussed above. The Services Segment relies heavily on a small number of Prime Defense Contractors. A change in Administrations will often result in a delay in the approval of the Federal Defense Budget, thus adversely affecting orders and consequently revenues. During the Current Quarter both Segments realized their business plan (whereas in the Previous Quarter, the Services Segment was significantly off plan, due to delay in receiving defense contracts for calendar years 2017 and 2018), thus the substantial increase in revenues generated in the Current Quarter.

Gross Profit Margins: Margin percentage was weaker in the Current Quarter at 69.7% (gross profit of $4,724,662) compared to 73.3% (gross profit $2,585,538) in the Previous Quarter. This decrease is a reflection of the increased units of sale from the Services Segment. In general, this Segment yields a lower gross profit margin on its sales which are based on time and material contracts than the Products Segment. As we increase the units of sales generated from the Services Segment we anticipate Margins to be weaker on an annualized basis. Further information on the performance of each Segment can be found in Note 14 (Segment Analysis) to the Unaudited Consolidated Financial Statements.

Research and Development (R&D): R&D expenditures in the Current Quarter were $745,227 compared to the $640,477 in the Previous Quarter, representing an increase of 16.4%. This increase is in line with our budgetary plans.

R&D expenditures decreased in the Services Segment due to reduced spending on the Thermite® mission computer which is now in its last stage of development.

The Products Segment continues to invest in its entire product range including in its Echoscope® technology, expanding its capabilities around artificial intelligence and its motion sensor package. The increase in this category of expenditure is a reflection of these activities.

The Group incurred $121,983 in connection with the Cooperative Research and Development Agreement (“CRADA”) where we are currently developing a first-generation prototype Heads Up Display (“HUD”) Unit for Naval Sea Systems Command (NAVSEA) in conjunction with Naval Surface Warfare Center, Panama Division.

The Company entered the CRADA in July 2018 and under its terms it is the intention of the Parties that the Company funds and delivers the first-generation prototype of the HUD within 12 months of the Agreement. The first prototype (comprising both hardware and software deliverables) has now been completed and has been the subject of a number of reviews by the Project Sponsor. This first prototype has been approved as “trial ready”. The Company is due to conduct first live trials with NASA during June. Following these trials, we would expect a short period development work based the results of the trial. We would also expect a small number of this first-generation HUD units will be purchased across various Navy divisions and by NASA for continued assessment. We also expect to receive R&D funding to commence the second generation of development (which will be funded by NAVSEA and not the Company) in October 2019.

We have budgeted a total of $500,000 for the development of the first prototype HUD and have for the period ended April 30, 2019 expended $121,983 on our development efforts so far.

We anticipate that the first generation of HUD will be operational in early 2020. We expect to manufacture the HUD on the basis of an exclusive license for the manufacture and distribution of the HUD system for the NAVSEA and for foreign naval forces, subject to the approval of the US Navy.

As we accelerate the development of the first-generation of the HUD for delivery to NAVSEA and completing our fourth and fifth generation sonar products, we anticipate R&D expenditures to increase in the third quarter.

We expect this category to continue to increase and the percentage increase reported is not indicative of the annualized percentage increase per quarter but will vary according to stage of the development.

Description	Amount	% increase / (decrease)
Services Segment R&D Expenditures in the Current Quarter	$64,665	(52.8)%
Services Segment R&D Expenditures in the Previous Quarter	$136,959
Products Segment R&D Expenditures in the Current Quarter	$558,579	10.9%
Products Segment R&D Expenditures in the Previous Quarter	$503,518
Coda Octopus Group, Inc R&D Expenditures in the Current Quarter	$121,983	100%
Coda Octopus Group, Inc R&D Expenditures in the Previous Quarter	$-

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter decreased to $1,696,682 from $2,025,630 in the Previous Quarter representing a decrease of 16.2%. However, in the Previous Quarter we reported significant non-recurring items totaling $539,475 and this decrease should be understood in this context. The outlook for this category of expenditures on an annualized basis is that it will increase to reflect investments we are making in a number of key areas including in: (a) sales and marketing, (b) our expansion activities in Orlando office and (c) investments in additional resources to address material weaknesses in our internal controls that we have previously reported We therefore expect Wages and Salaries and Professional Fees categories to increase.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	April 30, 2019	April 30, 2018	Percentage Change
Wages and Salaries	$764,422	$875,522	Decrease of 12.7%
Legal and Professional Fees (including accounting, audit and investment banking services)	$276,168	$229,087	Increase of 20.6%
Rent for our various locations	$26,132	$12,444	Increase of 110.0%
Marketing	$83,635	$70,507	Increase of 18.6%

The decrease in the “Wages and Salaries” category of expenditure, reflects a non-recurring separation payment of $159,218 in the Previous Quarter. We expect this category of expenditures to increase on an annualized basis to reflect increase in resources for sales and marketing and additional resources for our planned expansion activities in the Orlando office, which will be taking on new functions such as manufacturing some products for the US market.

The increase in “Legal and Professional” expenditures is largely due to increase in Professional Fees in the areas of Audit and Accountancy and Legal Fees and increase in remuneration awarded to our Board of Directors. Professional fees are increasing to reflect the investments we are making in additional resources in the area of Accounting and Financial management to address the material weaknesses reported in our Form 10-K and the most recent Form 10-Q.

The increase in the category of rent is a reflection that we have taken on additional temporary accommodation in Edinburgh to provide temporary relocation facility for staff coming from different jurisdictions or offices across the Group.

The increase in the category of marketing expenditures is in line with our budgetary plans and strategy to increase our marketing activities. This strategy includes attending and participating in more trade shows, exhibitions and conferences to heighten awareness about our products and broader capabilities. This is essential as we roll out our next generation of products and capabilities particularly in the defense space which is a significant part of our strategy to take our Echoscope® technology forward.

Operating Income (loss): Our income from our operating activities in the Current Quarter was $2,282,753 as compared to a loss of $80,569 in the Previous Quarter. This is because in the Previous Quarter, our Services Segment was significantly off its revenue plan due to the delay in receiving anticipated defense contracts. In the Current Quarter, the Services Segment received some of the anticipated backlog orders resulting in the realignment of its revenue plan. In addition, the Products Segment revenues also increased by 57% over the Previous Quarter. Research and Development expenditures marginally increased while overall SG&A decreased over the Previous Quarter. In summary, Operating Income increased as both Segments performance was in accordance with their business plans for the Current Quarter, whereas in the Previous Quarter the Services Segment was significantly off plan for the reasons already explained.

Interest Expense: Interest expense decreased by 69.8% in the Current Quarter to $24,347 from $80,741 in the Previous Quarter. This is due to a significant reduction in our overall loan and debenture indebtedness as a result of $4,877,793 principal prepayment of the HSBC Loan in March 2018, thereby reducing the principal balance to $1,917,602. Note 10 – Loans and Notes Payable to the Unaudited Consolidated Financial Statements - provides further details pertaining to this HSBC Loan for more information on this.

Other Income: In the Current Quarter, we had Other Income of $26,228 as compared to $84,015 in the Previous Quarter resulting in a decrease of 68.8%. This category is subject to fluctuations and is not expected to be material in our financial statements.

Net Income (Loss) before Income Taxes: In the Current Quarter, we had a net income before income taxes of $2,284,634 as compared to a loss of $77,295 in the Previous Quarter. This is attributable to the increase in our overall revenues in conjunction with reduction in key areas of expenditures such as SG&A and Interest Expenses.

Net Income (Loss): In the Current Quarter, we had a net income of $1,973,494 as compared to a loss of $77,325 in the Previous Quarter. This is attributable to a significant increase in our overall revenues for the reasons explained earlier in conjunction with reduction in key areas of expenditures such SG&A and Interest Expense.

Comprehensive Income. In the Current Quarter Comprehensive Income increased to $2,068,475 compared to a loss of $458,325 in the Previous Quarter. A significant factor in this category is foreign exchange movements in the reporting period. We conduct our business in a number of different jurisdictions and currency. See Section titled “Inflation and Foreign Currency” which covers the impact of foreign currency movement and adjustments. See Note 4 of our Unaudited Consolidated Financial Statements for our policy on Foreign Currency Translation. In the Current Quarter we realized a gain of $94,981 in foreign currency translation adjustment in the Current Quarter compared to a loss of $381,001 in the Previous Quarter. This means in the Current Quarter on a consolidated basis we were positively impacted by the movement of foreign currency translations.

Results of Operations for the Current Six Month Period compared to the Previous Six Month Period

Revenue: Total consolidated revenues for the Current Six Month Period and the Previous Six Month Period were $12,541,780 and $6,576,953, respectively, representing an increase of 90.7%. The increase is largely driven by the Services Segment being back on plan after receiving some of the backlog defense contracts which were not received in the Previous Quarter due to the delay in the federal defense budget being approved as a result of a New Administration being in place. Typically, for defense businesses which are reliant on defense contracts, changes in the Administration are likely to cause delay in defense contract awards as the New Administration evaluates its defense priorities. In the Current Six Month Period the Products Segment generated 50% of our consolidated revenues and the Services Segment generated 50% of our consolidated revenues. Revenues in the Services Segment increased by 167% in the Current Six Month Period compared to the Previous Six Month Period and the Products Segment increased by 48% in the Current Six Month Period compared to the Previous Six Month Period.

Gross Profit Margins: Margin percentage was weaker in the Current Six Month Period at 65.8% (gross profit of $8,257,734) compared to 71.3% (gross profit $4,689,988) in the Previous Six Month Period. This is largely a reflection of the increased units of sales generated by the Services Segment in the Current Six Month Period as compared to the Previous Six Month Period. The Services Segment generally yields a lower gross profit margin on its sales which are based on time and materials contract unlike the Products Segment. Further information on the performance and composition of revenues of each Segment can be found in Note 14 to the Unaudited Consolidated Financial Statements.

Research and Development (R&D): R&D expenditures in the Current Six Month Period increased marginally by 0.4% over the Previous Six Month Period. This is in line with our budgetary plans.

In the Current Six Month Period, this area of expenditures in the Services Segment declined due to advancement of its development work on the Thermite® mission computer which, previously, accounted for a significant part of its R&D expenditures. The newly developed Thermite® Octal is now in trials with a number of customers and we have begun to sell the pre-production prototypes to customers who have ongoing trials.

In the Current Six Month Period, the Products Segment’s R&D expenditures increased by 8.9% over the Previous Six Month Period. The Products Segment continues to invest in its entire product range including in its Echoscope® technology, expanding its capabilities around artificial intelligence and its motion sensor package. The increase in this category of expenditure is a reflection of these activities.

The Group incurred $121,983 in connection with the Cooperative Research and Development Agreement (“CRADA”) where we are currently developing a first-generation prototype Heads Up Display (“HUD”) Unit for Naval Sea Systems Command (NAVSEA) in conjunction with Naval Surface Warfare Center, Panama Division.

The Company entered the CRADA in July 2018 and under its terms it is the intention of the Parties that the Company funds and delivers the first-generation prototype of the HUD within 12 months of the Agreement. The first prototype (comprising both hardware and software deliverables) has now been completed and has been the subject of a number of reviews by the Project Sponsor. This first prototype has been approved as “trial ready”. The Company is due to conduct first live trials with NASA during June. Following these trials, we would expect a short period development work based the results of the trial. We would also expect a small number of this first-generation HUD units will be purchased across various Navy divisions and by NASA for continued assessment. We also expect to receive R&D funding to commence the second generation of development (which will be funded by NAVSEA and not the Company) in October 2019.

We have budgeted a total of $500,000 for the development of the first prototype HUD and have for the period ended April 30, 2019 expended $121,983 on our development efforts so far.

We anticipate that the first generation of HUD will be operational in early 2020. We expect to manufacture the HUD on the basis of an exclusive license for the manufacture and distribution of the HUD system for the NAVSEA and for foreign naval forces, subject to the approval of the US Navy.

We expect this category to continue to increase and the percentage increase reported is not indicative of the annualized percentage increase per quarter but will vary according to stage of the development.

Description	Amount	% increase / (decrease)
Services Segment R&D Expenditures in the Current Six Month Period	$97,214	(73.4)%
Services Segment R&D Expenditures in the Previous Six Month Period	$365,244
Products Segment R&D Expenditures in the Current Six Month Period	$1,030,004	8.9%
Products Segment R&D Expenditures in the Previous Six Month Period	$945,792
Coda Octopus Group, Inc R&D Expenditures in the Current Six Month Period	$189,335	100%
Coda Octopus Group, Inc R&D Expenditures in the Previous Six Month Period	$-

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Six Month Period decreased to $3,315,957 from $3,531,387 in the Previous Six Month Period representing a decrease of 6.1%. In the Six Month Period there has been a modest decrease in this category of expenditures. In the Previous Six Month Period we reported one-off non-recurring costs of $546,975 and the decrease should be understood in this context. Furthermore, we do not expect this decrease in the Six Month Period to be reflected on an annualized basis since we are increasing our investments in the areas of “Wages and Salaries” where we are investing in a number of areas including sales and marketing and additional resources for our planned expansion activities in the Orlando office, which will be taking on new functions including manufacturing some products for the US market. We are also investing in additional resources to address material weaknesses in our internal controls that we have previously reported.

Key Areas of SG&A Expenditure across the Group for the Current Six Month Period compared to the Previous Six Month Period are:

Expenditure	April 30, 2019	April 30, 2018	Percentage Change
Wages and Salaries	$1,491,881	$1,560,736	Decrease of 4.4%
Legal and Professional Fees (including accounting, audit and investment banking services)	$548,224	$551,757	Decrease of 0.6%
Rent for our various locations	$63,347	$39,335	Increase of 61.0%
Marketing	$89,655	$84,194	Increase of 6.5%

The decrease in the “Wages and Salaries” category of expenditure is a reflection that in the Previous Six Month Period we had a non-recurring separation payment of $159,218. On an annualized basis we would expect this category of expenditures to increase to reflect the investments we are making in sales and marketing resources and additional resources for our planned expansion activities in our Orlando office.

The marginal decrease in “Legal and Professional” category of expenditures is largely due to fact that in the Previous Six Month Period we had exceptional transaction costs associated with the private placement transaction which was consummated in the Previous Six Month Period. The outlook, however, for this category of expenditure is that is likely to increase to reflect the investments we are making in addressing the material weaknesses in our internal controls previously reported and also increase in our remuneration awarded to our Board of Directors.

The increase in the category of rent expenditures is a reflection that, in addition to the rental office in Orlando, we have taken on temporary accommodation in Edinburgh that is used for relocated staff. Notwithstanding, the outlook for this category is that it will decrease on an annualized basis since the Orlando office has now moved into its new premises which are owned and therefore not subject to rental payments.

The increase in the category of marketing expenditures is in line with our budgetary plans and strategy to increase our marketing activities. This strategy includes attending and participating in more trade shows, exhibitions and conferences to heighten awareness about our products and broader capabilities. This is essential as we roll out our next generation of products and capabilities particularly in the defense space which is a significant part of our strategy to take our Echoscope® technology forward.

Operating Income (Loss): Our income from our operating activities in the Current Six Month Period was $3,625,224 as compared to a loss of $152,415 in the Previous Six Month Period. In the Previous Six Month Period, our Services Segment was significantly off its revenue plan due to the delay in receiving anticipated defense contracts. In the Current Six Month Period, the Services Segment received some of the anticipated backlog orders for the calendar years 2017 and 2018 and this brought this part of the business back on its revenue plan. In addition, the Products Segment revenues also increased by 48% over the Previous Six Month Period. Overall, therefore, Operating Income increased due to a significant increase in revenues in the Six Month Period in conjunction with a modest reduction in our SG&A expenditures.

Interest Expense: Interest expense decreased by 73.1% in the Current Six Month Period to $49,408 from $183,489 in the Previous Six Month Period. This is due to the significant reduction in our overall loan and debenture indebtedness (which was $2,755,591 after a significant early partial repayment of our debenture in the Previous Six Month Period compared to $1,293,976 in the Current Six Month Period). This has significantly reduced our interest expense payable on debentures and loans. Please refer to Note 10 – Loans and Notes Payable to the Unaudited Consolidated Financial Statements for further details pertaining to this HSBC Loan for more information on this.

Other Income: In the Current Six Month Period, we had Other Income of $59,069 as compared to $90,670 in the Previous Six Month Period resulting in a decrease of 34.9%. This category is subject to fluctuations and is not expected to be material.

Net Income (Loss) before Income Taxes: In the Current Six Month Period, we had a net income before income taxes of $3,634,885 as compared to a loss of $245,234 in the Previous Six Month Period. This is attributable to the increase in our consolidated revenues in conjunction with reduction in key areas of expenditures such as R&D and Interest Expenses.

Net Income (Loss): In the Current Six Month Period, we had a net income of $3,212,507 as compared to a loss of $245,264 in the Previous Six Month Period. This is attributable to the increase in our overall revenues in conjunction with reduction in key areas of expenditures such as R&D and interest expense.

Comprehensive Income. In the Current Six Month Period Comprehensive Income increased to $3,605,343 compared to $329,672 in the Previous Six Month Period. A significant factor in this category is foreign exchange movements in the reporting period. We conduct our business in a number of different jurisdictions and currency. See Section titled “Inflation and Foreign Currency” which covers the impact of foreign currency movement and adjustments. See Note 4 of our Unaudited Consolidated Financial Statements for our policy on Foreign Currency Translation. In the Current Six Month Period we realized a gain of $392,836 in foreign currency translation adjustment in the Current Six Month Period compared to a gain of $574,936 in the Previous Six Month Period.

Liquidity and Capital Resources

At April 30, 2019, the Company had an accumulated deficit of $28,781,899, working capital of $18,117,582 and stockholders’ equity of $28,140,027. For the Current Six Month Period, the Company generated cash from operations of $3,208,619.

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

The amount outstanding under this loan as of April 30, 2019 is $1,293,976. This is because the Company prepaid a significant part of the principal amounts on March 14, 2018 thus accelerating the reduction in the principal amount outstanding under this loan. The Company’s overall indebtedness in relation to loans and debentures have reduced significantly from $7,912,837 in the quarter ending April 30, 2018 compared to $1,293,976. We currently pay a monthly amount of $43,777 comprising principal and interest repayment and we expect the full amount to be repaid within 31months.

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

Inflation and Foreign Currency

The Company maintains its books in local currency: US Dollars, British Pound, Australian Dollars and Danish Kroner for its United States, United Kingdom, Australian and Danish operations, respectively. The contributions in the Current Quarter from our Danish operations are not material and therefore have not been included in the table below. Note 4 (Foreign Currency Translation) to the Unaudited Consolidated Financial Statements sets out our policy on the treatment of foreign currency adjustments in our financial statements.

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

The impact of currency fluctuations on the three months ended April 30, 2019 is shown below. In this context “Constant Rates” is defined as the weighted average exchange rate prevailing in the Previous Quarter.

	GBP		AUD
	Actual Results	Constant rates	Actual Results	Constant rates	Total Effect
Revenues	2,850,065	3,009,846	6,407	6,946	(160,320)
Costs	(1,999,520)	(2,111,617)	(28,166)	(30,537)	114,469
Net Income (Loss)	850,545	898,228	(21,759)	(23,591)	(45,851)
Assets	16,432,572	17,022,942	504,907	536,566	(622,030)
Liabilities	(1,506,879)	(1,561,016)	(886)	(942)	54,193
Net Assets	14,925,693	15,461,926	504,021	535,625	(567,837)

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, decreased our net income on activities in the Current Quarter by $45,851 and decreased net assets by $567,837. In addition, the Company booked transactional exchange rate losses of $20,695 during the Current Quarter. All of these amounts are material to our overall financial results in the Current Quarter.

In the Current Six Month Period, the translation of the Company’s UK operations’ British Pound denominated balance sheets and income statements into US dollars has been affected by the weakening of the average value of the British pound against the US dollars in the relevant time periods from $1.39 during the Previous Six Month Period to $1.30 in the Current Six Month Period. These are the values that have been used in the calculations below. In the Current Six Month Period the Australian Dollars has weakened slightly against the US Dollar compared to the Previous Six Month Period. The contributions in the Current Six Month Period from our Danish operations are not material and therefore have not been included in table below.

The impact of these currency fluctuations on the six months ended April 30, 2019 is shown below. In this context “Constant Rates” is defined as the weighted average exchange rate prevailing in the Previous Six Month Period.

	GBP		AUD
	Actual Results	Constant rates	Actual Results	Constant rates	Total Effect
Revenues	5,552,791	5,890,066	278,360	301,782	(360,697)
Costs	(3,957,315)	(4,197,681)	(49,367)	(53,521)	244,520
Net Income	1,595,476	1,692,681	228,993	248,261	(116,177)
Assets	16,432,572	17,430,682	504,907	536,566	(1,029,769)
Liabilities	(1,506,879)	(1,598,406)	(886)	(942)	91,583
Net Assets	14,925,693	15,832,276	504,021	535,625	(938,186)

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, decreased our profit from our activities outside of the USA in the Current Six Month Period by $116,177 and decreased net assets by $938,186. In addition, the Company booked transactional exchange rate losses of $19,532 during the Current Six Month Period. All of these amounts are material to our overall financial results in the Current Six Month Period.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of April 30, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

As disclosed previously in our Annual Report on Form 10-K, as amended, we identified material weaknesses which are indicative of many small companies with limited staffing levels resulting in inadequate review procedures. Nevertheless, errors that were detected in the recording of financial entries were corrected prior to the completion of the financial statements included in this quarterly report. Accordingly, our management has concluded that the consolidated financial statements included herein present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. Moreover, we have recently retained additional resources to ensure adequate segregation of duties, sufficient review and compliance with our processes to provide reasonable assurances to prevent inaccuracies in the recording of financial entries.  Management believes that these additional controls and procedures will in due course remediate the identified material weakness.

(b) Changes in Internal Controls.

We have increased the number of accounting staff involved in our preparation and review of our financial statements. We believe that this will result in a clearer segregation of duties and an increase in the number of points of review of our recording of financial entries. We expect that these will in due course remediate previously reported weaknesses in controls and procedures.

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

Item 1A. Risks Factors

Not required for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the reporting period the Company issued the following shares of common stock:

On or around February 3, 2019, the Company issued an aggregate of 7,143 shares of its common stock at a value of $5.92 for each share to a member of the Company’s Board of Directors pursuant to the terms of his appointment.

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

Coda Octopus Group, Inc. (Registrant)

Date: June 13, 2019	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: June 13, 2019	/s/ Michael Midgley
Michael Midgley
Chief Financial Officer

