Form 10-Q/A
period 2019-04-30
Coda Octopus Group, Inc.
filed 2019-07-03
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of June 13, 2019 is 10,671,524

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2019 (the “Form 10-Q”), is filed for the sole purpose of correcting a typographical error on the cover page of the Form 10-Q with respect to the number of shares outstanding. The corrected language reads as follows:

“The number of shares outstanding of issuer’s common stock, $0.001 par value as of June 13, 2019 is 10,671,524”

Except as specifically amended herewith, the Form 10-Q remains unchanged.

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

Coda Octopus Group, Inc. (Registrant)

Date: July 3, 2019	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: July 3, 2019	/s/ Michael Midgley
Michael Midgley
Chief Financial Officer