Form 10-Q
period 2019-07-31
Coda Octopus Group, Inc.
filed 2019-09-16
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of September 16, 2019 is 10,691,524

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended July 31, 2019 and 2018

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

July 31, 2019 and October 31, 2018

	2019	2018
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$9,803,773	$7,512,422
Accounts Receivable, net	3,851,791	3,326,623
Inventory	4,354,820	3,823,243
Unbilled Receivables	4,313,610	3,013,116
Other Current Assets	489,595	219,424
Prepaid Expenses	245,061	227,479

Total Current Assets	23,058,650	18,122,307

FIXED ASSETS
Property and Equipment, net	5,762,339	5,246,183

OTHER ASSETS
Goodwill and Other Intangibles, net	3,619,738	3,613,952
Deferred Tax Asset	903,182	1,754,169

Total Other Assets	4,522,920	5,368,121

Total Assets	$33,343,909	$28,736,611

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

July 31, 2019 and October 31, 2018

	2019	2018
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts Payable	$1,606,607	$988,148
Accrued Expenses and Other Current Liabilities	610,478	685,454
Loans and Note Payable, current	481,633	964,695
Deferred Revenue, current	889,727	602,914

Total Current Liabilities	3,588,445	3,241,211

LONG TERM LIABILITIES

Deferred Revenue, long term	143,587	48,906
Loans and Note Payable, long term	696,164	1,059,544

Total Long Term Liabilities	839,751	1,108,450

Total Liabilities	4,428,196	4,349,661

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 10,691,524 and 10,640,416 shares issued and outstanding as of July 31, 2019 and October 31, 2018, respectively	10,692	10,641
Additional Paid-in Capital	59,205,375	58,599,378
Accumulated Other Comprehensive Loss	(3,294,142)	(2,228,663)
Accumulated Deficit	(27,006,212)	(31,994,406)

Total Stockholders’ Equity	28,915,713	24,386,950

Total Liabilities and Stockholders’ Equity	$33,343,909	$28,736,611

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Unaudited Consolidated Statements of Income and Comprehensive Income

For the Periods Indicated

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Net Revenues	$6,668,498	$5,778,473	$19,210,278	$12,355,426

Cost of Revenues	2,120,680	1,584,200	6,404,726	3,471,165

Gross Profit	4,547,818	4,194,273	12,805,552	8,884,261

OPERATING EXPENSES

Research & Development	631,690	530,392	1,948,243	1,841,408
Selling, General & Administrative	1,775,909	1,640,842	5,091,866	5,172,229

Total Operating Expenses	2,407,599	2,171,234	7,040,109	7,013,637

INCOME FROM OPERATIONS	2,140,219	2,023,039	5,765,443	1,870,624

OTHER INCOME (EXPENSE)
Other Income	6,398	3,972	65,467	94,642
Interest Expense	(20,275)	(29,421)	(69,683)	(212,910)

Total Other Income (Expense)	(13,877)	(25,449)	(4,216)	(118,268)

NET INCOME BEFORE INCOME TAXES	2,126,342	1,997,590	5,761,227	1,752,356

INCOME TAX BENEFIT (EXPENSE)
Current Tax Benefit (Expense)	(38)	20	77,954	(10)
Deferred Tax (Expense)	(350,617)	-	(850,987)	-

Total Income Tax Benefit (Expense)	(350,655)	20	(773,033)	(10)

NET INCOME	$1,775,687	$1,997,610	$4,988,194	$1,752,346

NET INCOME PER SHARE:
Basic	$0.17	$0.19	$0.47	$0.18
Diluted	$0.17	$0.19	$0.47	$0.17

WEIGHTED AVERAGE SHARES:
Basic	10,679,876	10,415,416	10,670,642	9,976,917
Diluted	10,679,876	10,615,416	10,670,642	10,176,917

NET INCOME	$1,775,687	$1,997,610	$4,988,194	$1,752,346
Other Comprehensive (Loss) Income

Foreign Currency Translation Adjustment	(1,458,315)	(270,370)	(1,065,479)	304,566

Total Other Comprehensive (Loss) Income	(1,458,315)	(270,370)	(1,065,479)	304,566

COMPREHENSIVE INCOME	$317,372	$1,727,240	$3,922,715	$2,056,912

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three, Six and Nine Months Ended July 31, 2019 and 2018 (Unaudited)

						Accumulated
	Preferred Stock				Additional	Other
	Series C		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2017 (Audited)	1,000	$1	9,136,121	$9,136	$52,839,651	$(2,038,431)	$(36,982,937)	$13,827,420

Stock Issued to Investors	-	-	1,125,950	1,126	4,953,054	-	-	4,954,180
Foreign currency translation adjustment	-	-	-	-	-	955,937	-	955,937
Net Loss	-	-	-	-	-	-	(167,939)	(167,939)
Balance, January 31, 2018 (Unaudited)	1,000	1	10,262,071	10,262	57,792,705	(1,082,494)	(37,150,876)	19,569,598
Stock Issued to Investors	-	-	77,777	78	358,474	-	-	358,552
Stock Issued to Consultants	-	-	12,500	12	57,238	-	-	57,250
Stock Issued to Former Officer	-	-	63,068	63	277,436	-	-	277,499
Foreign currency translation adjustment	-	-	-	-	-	(381,001)	-	(381,001)
Net Loss	-	-	-	-	-	-	(77,325)	(77,325)
Balance, April 30, 2018 (Unaudited)	1,000	1	10,415,416	10,415	58,485,853	(1,463,495)	(37,228,201)	19,804,573
Foreign currency translation adjustment	-	-	-	-	-	(270,370)	-	(270,370)
Net Income	-	-	-	-	-	-	1,997,610	1,997,610
Balance, July 31, 2018 (Unaudited)	1,000	$1	10,415,416	$10,415	$58,485,853	$(1,733,865)	$(35,230,591)	$21,531,813

						Accumulated
	Preferred Stock				Additional	Other
	Series C		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2018 (Audited)	-	$-	10,640,416	$10,641	$58,599,378	$(2,228,663)	$(31,994,406)	$24,386,950

Stock Issued to Investors	-	-	23,965	23	105,422	-	-	105,445
Foreign currency translation adjustment	-	-	-	-	-	297,855	-	297,855
Net Income			-	-	-	-	1,239,013	1,239,013
Balance, January 31, 2019 (Unaudited)	-	-	10,664,381	10,664	58,704,800	(1,930,808)	(30,755,393)	26,029,263
Stock Issued to Director	-	-	7,143	8	42,281	-	-	42,289
Foreign currency translation adjustment	-	-	-	-	-	94,981	-	94,981
Net Income			-	-	-	-	1,973,494	1,973,494
Balance, April 30, 2019 (Unaudited)	-	-	10,671,524	10,672	58,747,081	(1,835,827)	(28,781,899)	28,140,027
Stock Issued to a Consultant	-	-	20,000	20	291,780	-	-	291,800
Disgorgement of stock sales	-	-	-	-	166,514	-	-	166,514
Foreign currency translation adjustment	-	-	-	-	-	(1,458,315)	-	(1,458,315)
Net Income	-	-	-	-	-	-	1,775,687	1,775,687
Balance, July 31, 2019 (Unaudited)	-	$-	10,691,524	$10,692	$59,205,375	$(3,294,142)	$(27,006,212)	$28,915,713

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

For the Periods Indicated

(Unaudited)

	Nine Months Ended July 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,988,194	$1,752,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	594,606	605,645
Stock compensation	334,089	334,749
Loss on the sale of property and equipment	36,344	-
(Increase) decrease in operating assets:
Accounts receivable	(525,168)	(2,343,834)
Inventory	(531,577)	(535,657)
Unbilled receivables	(1,300,494)	373,301
Other current assets	(270,171)	206,955
Prepaid expenses	(17,582)	106,812
Deferred tax asset	850,987	-
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	543,483	(47,392)
Deferred revenue	381,494	(126,256)
Net Cash Provided by Operating Activities	5,084,205	326,669
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,843,589)	(442,041)
Purchases of other intangible assets	(34,303)	-
Proceeds from the sale of propety and equipment	725,000	-
Net Cash (used in) Investing Activities	(1,152,892)	(442,041)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments - loans and notes payable	(846,442)	(5,642,202)
Disgorgement of stock sales	166,514	-
Issuance of common stock for cash	105,445	5,312,732
Net Cash (Used) in Financing Activities	(574,483)	(329,470)
EFFECT OF CURRENCY EXCHANGE RATE ON CHANGES IN CASH	(1,065,479)	304,566

NET INCREASE (DECREASE) IN CASH	2,291,351	(140,276)

CASH AT THE BEGINNING OF THE PERIOD	7,512,422	6,851,539

CASH AT THE END OF THE PERIOD	$9,803,773	$6,711,263
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$69,499	$178,785
Cash paid for taxes	$7,840	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2019 and 2018

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Coda Octopus Group, Inc.’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Coda Octopus Group, Inc. (the “Company”, “Coda Octopus,” “we,” or “us”) filed audited consolidated financial statements as of and for the fiscal years ended October 31, 2018 and 2017 which included all information and notes necessary for such complete presentation in conjunction with its annual report on Form 10-K filed on February 1, 2019 (as amended on February 7, 2019 and April 23, 2019), (“the Form 10-K”). The results of operations for the interim period ended July 31, 2019 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended October 31, 2018, which are contained in the Form 10-K. The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of July 31, 2019 and the results of operations, comprehensive income and cash flows for the interim periods ended July 31, 2019 and 2018. The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the US dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s UK-based operations are measured using the British Pound Sterling, Australian based operations are measured using Australian Dollars and Danish based operations are measured using Danish Kroner as the functional currencies. Foreign currency translation gains and losses are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are also included in other comprehensive income.

NOTE 2 – REVENUE RECOGNITION

Beginning on November 1, 2018, the Company adopted the Financial Accounting Standards Board’s Topic 606, Revenue from Contracts with Customers (“Topic 606”). Previously, we had recognized revenue in accordance with FASB Topic 605, Revenue Recognition. After carefully comparing the old and the new revenue standards, we believe that our previous revenue recognition policy is substantially consistent with our new revenue recognition policy and that revenues are consistently stated between periods and there will not be a cumulative effect adjustment.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2019 and 2018

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

For arrangements with multiple performance obligations, we recognize product revenue by allocating the transaction revenue to each performance obligation based on the relative fair value of each deliverable and recognize revenue when performance obligations are met including when equipment is delivered, and for rental of equipment, when installation and other services are performed.

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

July 31, 2019 and 2018.

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

We recognize such costs in accordance with our revenue recognition policy by contract. For revenue recognized under the percentage of completion method, costs are recognized as products are delivered or services are provided in accordance with the percentage of completion calculation. For revenue recognized ratably over the term of the contract, costs are recognized ratably over the term of the contract, commencing on the date of revenue recognition. At each quarterly balance sheet date, we review deferred costs, to ensure they are ultimately recoverable.

Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue.

Other Revenue Disclosures

See Note 14 – Segment Analysis for a breakdown of revenues from external customers and cost of those revenues between our Product Segment and Services Segment including information on the split of revenues by geography.

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

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2019 and 2018

NOTE 4 – FOREIGN CURRENCY TRANSLATION

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency in the jurisdiction in which the subsidiary operates as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into US dollars at exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted average exchange rates during the reporting period. The resulting translation gains and/or losses on assets and liabilities are recorded in accumulated other comprehensive income (loss), and are excluded from net income (loss) until realized through a sale or liquidation of the investment.

NOTE 5 - INVENTORY

Inventory is stated at the lower of cost (weighted average method) or net realizable value. Inventory consisted of the following components:

	July 31, 2019	October 31, 2018

Raw materials and parts	$3,251,696	$2,887,505
Work in progress	603,343	472,204
Finished goods	499,781	463,534
Total Inventory	$4,354,820	$3,823,243

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2019 and 2018

NOTE 6 – FIXED ASSETS

Fixed assets (without foreign currency adjustments) consist of the following components:

	October 31,	July 31, 2019
	2018	Acquisitions	Disposals	Balance

Buildings	$3,996,860	$1,226,209	$(730,000)	$4,493,069
Land	200,000	-	-	200,000
Office machinery and equipment	2,875,443	592,371	(81,192)	3,386,622
Furniture, fixtures and improvements	1,109,225	25,009	-	1,134,234
Totals	8,181,528	1,843,589	(811,192)	9,213,925
Less: accumulated depreciation	(2,935,345)	(566,089)	49,848	(3,451,586)

Property and Equipment - net	$5,246,183	$1,277,500	$(761,344)	$5,762,339

	October 31,	October 31, 2018
	2017	Acquisitions	Disposals	Balance

Buildings	$4,082,346	$-	(85,486)	$3,996,860
Land	200,000	-	-	200,000
Office machinery and equipment	2,064,449	853,796	(42,802)	2,875,443
Furniture, fixtures and improvements	1,165,897	38,344	(95,016)	1,109,225
Totals	7,512,692	892,140	(223,304)	8,181,528
Less: accumulated depreciation	(2,299,411)	(758,408)	122,474	(2,935,345)

Property and Equipment - net	$5,213,281	$133,732	$(100,830)	$5,246,183

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consisted of the following components:

	July 31, 2019	October 31, 2018

Deposits	$131,020	$21,007
Other receivables	76,995	141,294
Alternative minium tax receivable	75,004	-
VAT tax receivables	206,576	57,123

Total Other Current Assets	$489,595	$219,424

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2019 and 2018

NOTE 8 – ESTIMATES

The preparation of consolidated financial statements in conformity with US Generally Accepted Accounting Principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues including unbilled and deferred revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include costs and estimated earnings in excess of billings, billings in excess of costs, estimated earnings, valuation of accounts receivable, valuation of fixed assets, valuation of inventory, valuation of deferred tax assets and the valuation of goodwill.

NOTE 9 – CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the consolidated balance sheets. These amounts are stated on the consolidated balance sheets as unbilled receivables of $4,313,610 and $3,013,116 as of July 31, 2019 and October 31, 2018, respectively.

Our deferred revenue of $1,033,314 and $651,820 as of July 31, 2019 and October 31, 2018, respectively, consists of billings in excess of costs and estimated earnings and revenues received as part of our warranty or Through Life Support (“TLS”) obligations upon completing a sale – elaborated further in the last paragraph of this note.

Billings in excess of costs and estimated earnings on uncompleted contracts represent project invoices billed to customers that have not been earned as of the date of the consolidated balance sheets. These amounts are stated on the consolidated balance sheets as a component of deferred revenue of $84,776 and $0 as of July 31, 2019 and October 31, 2018, respectively.

Revenue received as part of sales of products via our Products Segment includes a provision for warranty or TLS. TLS offers the customer extended post-sales technical support along with software and hardware assurances. These post-sales obligations (warranty and TLS) are treated as deferred revenue and are amortized over the period when the contractual obligations subsist, which for warranty is 12 months and TLS varies between 36 and 60 months depending on the package purchased by the customer. These amounts are stated on the consolidated balance sheets as a component of deferred revenue of $948,538 and $651,820 as of July 31, 2019 and October 31, 2018, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2019 and 2018

NOTE 10 - CONCENTRATIONS

Significant Customers

During the three months ended July 31, 2019, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $2,136,570, or 32% of net revenues during the period. Total accounts receivable from this customer at July 31, 2019 was $820,642 or 21% of accounts receivable.

During the three months ended July 31, 2018, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $1,113,389, or 19% of net revenues during the period.

During the nine months ended July 31, 2019, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $5,345,790, or 28% of net revenues during the period. Total accounts receivable from this customer at July 31, 2019 was $820,642 or 21% of accounts receivable.

During the nine months ended July 31, 2018, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenues from this customer was $2,138,815, or 17% of net revenues during the period.

The Services Segment business model is such that it works with a small number of Prime Defense Contractors and therefore the concentrations discussed above are a consequence of this and typical in this type of business.

NOTE 11 – LOANS AND NOTES PAYABLE

	July 31, 2019	October 31, 2018

Secured note payable to HSBC NA with interest payable on the 28th day of each month at 4.56% per annum. Our monthly repayment obligation under this loan is $43,777 (comprising both principal and interest repayment).	$1,177,797	$1,524,239
One of the subsidiaries had an unsecured working capital loan from the CEO of the Group. The note was repaid in full in December 2018 and carried an interest rate of 4.5%.	-	500,000

Total	1,177,797	2,024,239
Less: current portion	(481,633)	(964,695)
Total Long Term Loans and Notes Payable	$696,164	$1,059,544

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2019 and 2018

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

NOTE 13 – EARNINGS PER COMMON SHARE

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
Fiscal Period	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Numerator:
Net Income (Loss)	$1,775,687	$1,997,610	$4,988,194	$1,752,346

Denominator:
Basic weighted average common shares outstanding	10,679,876	10,415,416	10,670,642	9,976,917
Conversion of Series C Preferred Stock	-	200,000	-	200,000
Diluted outstanding shares	10,679,876	10,615,416	10,670,642	10,176,917
Earnings from continuing operations

Basic	$0.17	$0.19	$0.47	$0.18
Diluted	$0.17	$0.19	$0.47	$0.17

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS

We operate in two reportable segments, which are managed separately based upon fundamental differences in their operations. Coda Octopus Martech and Coda Octopus Colmek (together “Marine Engineering Business” or “Service Segments”) operate as contractors and Coda Octopus Products operations are comprised primarily of product sales, rental of equipment and/or software and associated services (“Marine Technology Business” or “Products Segment”).

Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Corporate includes general corporate administrative costs (“Overhead”).

The Company evaluates performance and allocates resources based upon segment operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies in our Consolidated Financial Statements of October 31, 2018.

There are inter-segment sales which have been eliminated in our financial statements but are disclosed in the tables below for information purposes.

The following table summarizes segment asset and operating balances by reportable segment as of and for the three and nine months ended July 31, 2019 and 2018, respectively.

The Company’s reportable business segments operate in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

Information concerning principal geographic areas is presented below according to the area where the activity has taken place for the three and nine months ended July 31, 2019 and 2018 respectively:

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended July 31, 2019

Revenues from External Customers	$3,231,510	$3,436,988	$-	$6,668,498

Cost of Revenues	592,585	1,528,095	-	2,120,680

Gross Profit	2,638,925	1,908,893	-	4,547,818

Research & Development	503,540	32,991	95,159	631,690
Selling, General & Administrative	590,981	659,398	525,530	1,775,909

Total Operating Expenses	1,094,521	692,389	620,689	2,407,599

Income (Loss) from Operations	1,544,404	1,216,504	(620,689)	2,140,219

Other Income (Expense)

Other Income	6,398	-	-	6,398
Interest Expense	(2,197)	(2,150)	(15,928)	(20,275)

Total Other Income (Expense)	4,201	(2,150)	(15,928)	(13,877)

Net Income (Loss) before Income Taxes	1,548,605	1,214,354	(636,617)	2,126,342

Income Tax Benefit (Expense)
Current Tax Benefit (Expense)	(5,172)	4,460	674	(38)
Deferred Tax (Expense)	(47,768)	(214,144)	(88,705)	(350,617)

Total Income Tax (Expense)	(52,940)	(209,684)	(88,031)	(350,655)

Net Income (Loss)	$1,495,665	$1,004,670	$(724,648)	$1,775,687

Supplemental Disclosures

Total Assets	$18,200,970	$13,876,685	$1,266,254	$33,343,909

Total Liabilities	$2,169,195	$870,492	$1,388,509	$4,428,196

Revenues from Intercompany Sales - eliminated from sales above	$136,128	$75,729	$675,000	$886,857

Depreciation and Amortization	$132,392	$63,724	$4,078	$200,194

(Sales) Purchases of Long-lived Assets	$(262,062)	$5,937	$34,303	$(221,822)

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended July 31, 2018

Revenues from External Customers	$3,926,491	$1,851,982	$-	$5,778,473

Cost of Revenues	650,669	933,531	-	1,584,200

Gross Profit	3,275,822	918,451	-	4,194,273

Research & Development	440,202	90,190	-	530,392
Selling, General & Administrative	723,155	566,692	350,995	1,640,842

Total Operating Expenses	1,163,357	656,882	350,995	2,171,234

Income (Loss) from Operations	2,112,465	261,569	(350,995)	2,023,039

Other Income (Expense)

Other Income	3,941	31	-	3,972
Interest Expense	(2,480)	(15,802)	(11,139)	(29,421)

Total Other Income (Expense)	1,461	(15,771)	(11,139)	(25,449)

Net Income (Loss) before Income Taxes	2,113,926	245,798	(362,134)	1,997,590

Current Tax Benefit	-	-	20	20

Net Income (Loss)	$2,113,926	$245,798	$(362,114)	$1,997,610

Supplemental Disclosures

Total Assets	$14,016,131	$11,378,558	$553,927	$25,948,616

Total Liabilities	$865,138	$1,660,291	$1,891,374	$4,416,803

Revenues from Intercompany Sales - eliminated from sales above	$44,180	$183,800	$675,000	$902,980

Depreciation and Amortization	$137,426	$66,435	$5,728	$209,589

Purchases of Long-lived Assets	$232,575	$(6,122)	$30,667	$257,120

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Nine Months Ended July 31, 2019

Revenues from External Customers	$9,481,229	$9,729,049	$-	$19,210,278

Cost of Revenues	1,798,800	4,605,926	-	6,404,726

Gross Profit	7,682,429	5,123,123	-	12,805,552

Research & Development	1,533,544	130,205	284,494	1,948,243
Selling, General & Administrative	2,089,442	1,864,503	1,137,921	5,091,866

Total Operating Expenses	3,622,986	1,994,708	1,422,415	7,040,109

Income (Loss) from Operations	4,059,443	3,128,415	(1,422,415)	5,765,443

Other Income (Expense)

Other Income	65,467	-	-	65,467
Interest (Expense)	(8,063)	(11,849)	(49,771)	(69,683)

Total Other Income (Expense)	57,404	(11,849)	(49,771)	(4,216)

Net Income (Loss) before Income Taxes	4,116,847	3,116,566	(1,472,186)	5,761,227

Income Tax Benefit (Expense)
Current Tax Benefit	20,496	39,445	18,013	77,954
Deferred Tax (Expense)	(199,073)	(447,540)	(204,374)	(850,987)

Total Income Tax (Expense)	(178,577)	(408,095)	(186,361)	(773,033)

Net Income (Loss)	$3,938,270	$2,708,471	$(1,658,547)	$4,988,194

Supplemental Disclosures

Total Assets	$18,200,970	$13,876,685	$1,266,254	$33,343,909

Total Liabilities	$2,169,195	$870,492	$1,388,509	$4,428,196

Revenues from Intercompany Sales - eliminated from sales above	$1,044,595	$304,658	$2,025,000	$3,374,253

Depreciation and Amortization	$391,516	$191,402	$11,688	$594,606

Purchases of Long-lived Assets	$1,803,206	$40,383	$34,303	$1,877,892

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Nine Months Ended July 31, 2018

Revenues from External Customers	$8,142,724	$4,212,702	$-	$12,355,426

Cost of Revenues	1,298,022	2,173,143	-	3,471,165

Gross Profit	6,844,702	2,039,559	-	8,884,261

Research & Development	1,385,994	455,414	-	1,841,408
Selling, General & Administrative	2,150,168	1,813,357	1,208,704	5,172,229

Total Operating Expenses	3,536,162	2,268,771	1,208,704	7,013,637

Income (Loss) from Operations	3,308,540	(229,212)	(1,208,704)	1,870,624

Other Income (Expense)

Other Income	92,514	2,128	-	94,642
Interest Expense	(9,289)	(45,503)	(158,118)	(212,910)

Total Other Income (Expense)	83,225	(43,375)	(158,118)	(118,268)

Net Income (Loss) before Income Taxes	3,391,765	(272,587)	(1,366,822)	1,752,356

Current Tax Benefit (Expense)	(6,596)	-	6,586	(10)

Net Income (Loss)	$3,385,169	$(272,587)	$(1,360,236)	$1,752,346

Supplemental Disclosures

Total Assets	$14,016,131	$11,378,558	$553,927	$25,948,616

Total Liabilities	$865,138	$1,660,291	$1,891,374	$4,416,803

Revenues from Intercompany Sales - eliminated from sales above	$831,352	$196,103	$2,025,000	$3,052,455

Depreciation and Amortization	$374,076	$218,649	$12,920	$605,645

Purchases of Long-lived Assets	$486,604	$43,839	$55,452	$585,895

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Three Months Ended July 31, 2019
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Americas
Equipment Sales	$493,261	$-	$493,261
Equipment Rentals	221,567	-	221,567
Software Sales	-	-	-
Engineering Parts	-	2,259,717	2,259,717
Services	95,698	767,024	862,722

Europe
Equipment Sales	418,557	3,235	421,792
Equipment Rentals	322,887	-	322,887
Software Sales	19,259	-	19,259
Engineering Parts	-	347,459	347,459
Services	150,216	59,553	209,769

Australia/Asia
Equipment Sales	648,640	-	648,640
Equipment Rentals	260,474	-	260,474
Software Sales	81,541	-	81,541
Services	204,273	-	204,273

Middle East & Africa
Equipment Sales	290,386	-	290,386
Equipment Rentals	-	-	-
Software Sales	21,261	-	21,261
Services	3,490	-	3,490

Total Net Sales	$3,231,510	$3,436,988	$6,668,498

	For the Three Months Ended July 31, 2019
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Geographic Area
Americas	$810,526	$3,026,741	$3,837,267
Europe	910,919	410,247	1,321,166
Australia/Asia	1,194,928	-	1,194,928
Middle East & Africa	315,137	-	315,137

Total Net Sales	$3,231,510	$3,436,988	$6,668,498

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Three Months Ended July 31, 2019
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Product Line
Equipment Sales	$1,850,844	$3,235	$1,854,079
Equipment Rentals	804,928	-	804,928
Software Sales	122,061	-	122,061
Engineering Parts	-	2,607,176	2,607,176
Services	453,677	826,577	1,280,254

Total Net Sales	$3,231,510	$3,436,988	$6,668,498

	For the Three Months Ended July 31, 2018
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Americas
Equipment Sales	$118,488	$-	$118,488
Equipment Rentals	323,763	-	323,763
Software Sales	18,625	-	18,625
Engineering Parts	-	1,456,962	1,456,962
Services	134,870	7,496	142,366

Europe
Equipment Sales	109,410	-	109,410
Equipment Rentals	737,126	-	737,126
Software Sales	29,256	-	29,256
Engineering Parts	-	387,524	387,524
Services	323,022	-	323,022

Australia/Asia
Equipment Sales	1,175,276	-	1,175,276
Equipment Rentals	(3,245)	-	(3,245)
Software Sales	211,193	-	211,193
Services	136,395	-	136,395

Middle East & Africa
Equipment Sales	584,417	-	584,417
Equipment Rentals	-	-	-
Software Sales	14,223	-	14,223
Services	13,672	-	13,672

Total Net Sales	$3,926,491	$1,851,982	$5,778,473

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Three Months Ended July 31, 2018
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Geographic Area
Americas	$595,746	$1,464,458	$2,060,204
Europe	1,198,814	387,524	1,586,338
Australia/Asia	1,519,619	-	1,519,619
Middle East & Africa	612,312	-	612,312

Total Net Sales	$3,926,491	$1,851,982	$5,778,473

	For the Three Months Ended July 31, 2018
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Product Line
Equipment Sales	$1,987,591	$-	$1,987,591
Equipment Rentals	1,057,644	-	1,057,644
Software Sales	273,297	-	273,297
Engineering Parts	-	1,844,486	1,844,486
Services	607,959	7,496	615,455

Total Net Sales	$3,926,491	$1,851,982	$5,778,473

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Nine Months Ended July 31, 2019
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Americas
Equipment Sales	$560,339	$57,545	$617,884
Equipment Rentals	446,594	-	446,594
Software Sales	7,250	-	7,250
Engineering Parts	-	6,827,221	6,827,221
Services	915,837	1,646,694	2,562,531

Europe
Equipment Sales	1,189,162	114,214	1,303,376
Equipment Rentals	974,394	-	974,394
Software Sales	167,903	-	167,903
Engineering Parts	-	1,023,822	1,023,822
Services	628,235	59,553	687,788

Australia/Asia
Equipment Sales	2,707,978	-	2,707,978
Equipment Rentals	518,392	-	518,392
Software Sales	283,419	-	283,419
Services	543,314	-	543,314

Middle East & Africa
Equipment Sales	300,859	-	300,859
Equipment Rentals	36,130	-	36,130
Software Sales	58,826	-	58,826
Services	142,597	-	142,597

Total Net Sales	$9,481,229	$9,729,049	$19,210,278

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Nine Months Ended July 31, 2019
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Geographic Area
Americas	$1,930,020	$8,531,460	$10,461,480
Europe	2,959,694	1,197,589	4,157,283
Australia/Asia	4,053,103	-	4,053,103
Middle East & Africa	538,412	-	538,412

Total Net Sales	$9,481,229	$9,729,049	$19,210,278

	For the Nine Months Ended July 31, 2019
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Product Line
Equipment Sales	$4,758,338	$171,759	$4,930,097
Equipment Rentals	1,975,510	-	1,975,510
Software Sales	517,398	-	517,398
Engineering Parts	-	7,851,043	7,851,043
Services	2,229,983	1,706,247	3,936,230

Total Net Sales	$9,481,229	$9,729,049	$19,210,278

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Nine Months Ended July 31, 2018
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Americas
Equipment Sales	$712,945	$-	$712,945
Equipment Rentals	457,690	-	457,690
Software Sales	52,145	-	52,145
Engineering Parts	-	2,826,029	2,826,029
Services	730,453	95,082	825,535

Europe
Equipment Sales	1,030,167	192,078	1,222,245
Equipment Rentals	1,065,417	-	1,065,417
Software Sales	176,657	-	176,657
Engineering Parts	-	1,099,513	1,099,513
Services	611,154	-	611,154

Australia/Asia
Equipment Sales	1,590,510	-	1,590,510
Equipment Rentals	69,019	-	69,019
Software Sales	369,167	-	369,167
Services	221,940	-	221,940

Middle East & Africa
Equipment Sales	905,933	-	905,933
Equipment Rentals	11,444	-	11,444
Software Sales	75,519	-	75,519
Services	62,564	-	62,564

Total Net Sales	$8,142,724	$4,212,702	$12,355,426

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2019 and 2018

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Nine Months Ended July 31, 2018
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Geographic Area
Americas	$1,953,233	$2,921,111	$4,874,344
Europe	2,883,395	1,291,591	4,174,986
Australia/Asia	2,250,636	-	2,250,636
Middle East & Africa	1,055,460	-	1,055,460

Total Net Sales	$8,142,724	$4,212,702	$12,355,426

	For the Nine Months Ended July 31, 2018
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Product Line
Equipment Sales	$4,239,555	$192,078	$4,431,633
Equipment Rentals	1,603,570	-	1,603,570
Software Sales	673,488	-	673,488
Engineering Parts	-	3,925,542	3,925,542
Services	1,626,111	95,082	1,721,193

Total Net Sales	$8,142,724	$4,212,702	$12,355,426

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2019 and 2018

NOTE 15 – INCOME TAXES

The Company files federal income tax returns in the U.S. and state income tax returns in the applicable states on a consolidated basis. The Company’s subsidiaries also file the equivalent returns in the appropriate foreign jurisdictions, as applicable, most notably the United Kingdom.

The Company is required to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. There are no material uncertain tax positions included in the accompanying unaudited consolidated financial statements at July 31, 2019 and the audited consolidated financial statements at October 31, 2018.

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

We have federal tax Net Operating Loss (“NOL”) carryforwards of $8,353,186 as of October 31, 2018 which will expire at various dates in the next 20 years. Such NOL carryforwards expire as follows:

2028	$2,707,158
2029	5,646,028

Total	$8,353,186

We believe that it is more likely than not that the benefit from certain federal NOL carryforwards will be realized. The federal NOL carryforwards in the income tax returns filed included unrecognized tax benefits taken in prior years. A portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

The deferred tax asset related to the U.S. tax carryforward is $903,182 and was $1,754,169 as of July 31, 2019 and October 31, 2018 respectively. For the nine months ended July 31, 2019 the Company had an Alternative Minimum Tax refund of $77,754 and for the year ended October 31, 2018 had an Alternative Minimum Tax of $7,840.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2019 and 2018

NOTE 15 – INCOME TAXES (Continued)

Components of deferred tax assets as of July 31, 2019 and October 31, 2018 are as follows:

	July 31, 2019	October 31, 2018

Net operating loss carry-forward benefit	$903,182	$1,754,169

Net deferred tax asset	$903,182	$1,754,169

The Company did not incur any regular income tax but did incur an Alternative Minimum Tax expense in the U.S. for the year ended October 31, 2018. For financial purposes in its U.S. entities and other foreign entities not included above, the Company has been able to use net operating loss carryforwards and other timing differences during the current and prior year to offset any tax liabilities in the various tax jurisdictions.

The Company’s income tax returns are subject to audit by taxing authorities for the years ending October 31, 2016.

NOTE 16 – CAPITAL STOCK

On or around November 16, 2018, the Company issued an aggregate of 23,965 shares of its common stock at a value of $4.40 for each share for a total of $105,446 in cash. The stock was issued pursuant to an anti-dilutive agreement for the private place in January 2018.

On or around February 3, 2019, the Company issued an aggregate of 7,143 shares of its common stock at a value of $5.92 for each share to a director pursuant to the terms of his appointment.

On or around June 24, 2019, the Company issued an aggregate of 20,000 shares of its common stock at a value of $14.59 for each share to a consultant for services rendered.

Disgorgement Proceeds

During March 2019, the Company became aware of possible short swing profits triggered by the sale of common stock by a beneficial owner pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. Following discussions with the stockholder for the purpose of recovering such profits, on May 17, 2019, the Company received a payment of $166,514 representing the entire amount of short swing profits. The Company recognized these proceeds as a capital contribution from stockholders with a corresponding increase to additional paid-in capital.

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

General Overview

Throughout these discussions, the terminologies listed in the table immediately below are used and have the meanings ascribed to them in the said table.

“Current Quarter”	The three month period ended July 31, 2019
“Previous Quarter”	The three month period ended July 31, 2018
“Current Nine Month Period”	The nine month period ended July 31, 2019
“Previous Nine Month Period”	The nine month period ended July 31, 2018

Within the Coda Octopus Group, we have two distinct operating businesses:

Products Segment	Also referred to as “Marine Technology Business”
Services Segment	Also referred to as “Marine Engineering Business”

The Marine Technology Business, which is considered a products business, designs, manufactures, sells and rents products and associated services to the subsea commercial and defense markets. Among these products, is our real time 3D technology (marketed under the brand name “Echoscope®”) which has unique capabilities for both the commercial and defense imaging sonar markets. Our products are used primarily in the underwater construction market, offshore oil and gas, offshore wind energy industry, complex dredging, port security, defense, mining and marine sciences sectors. Our customers include service providers to major oil and gas companies, renewable energy companies, law enforcement agencies, ports, mining companies, defense bodies, research institutes and universities. Our Echoscope® technology has unique capabilities, as we believe it is the only commercially available real time 3D volumetric imaging sonar technology which allows the user to generate a real time 3D image (with cloud point XYZ data outputs) of underwater environments in all water conditions, including zero visibility. This gives us a commercial advantage for many underwater applications where real time decision making and visualization of moving objects is critical to underwater operations and complex underwater mapping. Visualizing moving objects is critical for the placement, salvaging or accurate positioning of objects on the seabed.

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

For further discussion of our revenue recognition accounting policies, refer to Note 2 – “Revenue Recognition” in these financial statements and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

United Kingdom’s Withdrawal from the European Union

Our Business is affected by a number of factors. Currently a significant concern is the uncertainty relating to the UK’s withdrawal from the European Union (“Brexit”) including the possibility that such withdrawal will take place without an agreement on the future relationship between the UK and the European Union (“Hard Brexit”). Following a national referendum, the UK Government served notice to leave the European Union under Article 50 of the Lisbon Treaty. The date of the UK leaving the European Union and the deadline for concluding a deal is currently October 31, 2019. The recent failure of the UK Parliament to find agreement on Brexit resulted in the resignation by the prior Prime Minister and election appointment of a new Prime Minister. This event has significantly increased the likelihood of a disorderly withdrawal. The new Prime Minister has committed to take the UK out of the European Union on October 31, 2019 with or without a deal. It remains unlikely that a new deal can be reached between the two parties by October 31, 2019, especially in light of the recent suspension of the UK Parliament which reduces the available time for Parliament to act. The current default position under UK Law is that the UK will leave the European Union on October 31, 2019.

Leaving the European Union without an agreement on the future relationship could affect our UK operations which represents a significant part of our earnings. Our R&D and manufacturing capability for our flagship product Echoscope® is within the United Kingdom. Coda Octopus Products Limited (Scotland based) and Coda Octopus Martech Limited (England based) both operate from within the UK.

The ongoing uncertainty also impacts the value of the British Pound (the functional currency of our UK operations) which is currently at an all-time low against other major currencies including the US Dollar. For the Current Quarter, approximately 40% of our revenues were generated in British Pounds. Accordingly, depreciation of the British Pound has an adverse impact on our revenues reported and may result in a devaluation of our consolidated balance sheet assets and our Comprehensive Income. In the Current Quarter we had adverse foreign currency translation adjustments of $1,458,315 compared to adverse change of $270,370 in the Previous Quarter.

Since there is no precedent for a European Union member state leaving the Union, the full implications for the Company are not evident. The outcome is dependent on the type of future relationship that is struck between the United Kingdom and the European Union. In the case of a Hard Brexit, it is widely believed that the World Trade Organization (WTO) rules will apply. Operating on this basis would have far-reaching implications for our Company particularly in the area of costs associated with import/export arrangements for our products including custom duties on purchases and sales and delays and increased compliance costs in the supply chain (both purchasing and selling). We currently benefit from mutual recognition rules in a number of areas including export control requirements and quality standards which allow us to distribute our products freely in the European Union. If these are removed, it is likely to involve new qualification requirements with the attendant costs and delays involved. Furthermore, restrictions on free movement will also limit our ability to utilize our trained engineers and experts on customer projects in the European Union. A significant risk is that shipment of goods will be interrupted because of delays at border and ports - thereby affecting our revenues and relationships with our customers who are impacted.

Furthermore, in the event of a Hard Brexit, it is widely believed that the British Pound will be exposed to extreme fluctuations between the major currencies including the US Dollar and Euro.

In anticipation of a Hard Brexit, we have taken steps to mitigate some of its impact by establishing a Danish based subsidiary, Coda Octopus Products A/S, to maintain a presence in the European Union. We have increased our planning around this entity which would give us access to Europe, by taking on new premises in Copenhagen for its activities. We intend to run a large part of our rental business from this office. However, we can give no assurance that this in itself would be sufficient to soften the impact of a Hard Brexit.

The ongoing uncertainty has also given rise to increased costs of resources and challenges in the recruitment of key skills for our UK based Marine Technology Business.

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

For further discussion of our revenue recognition accounting policies, refer to Note 2 – “Revenue Recognition” in these financial statements and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification 740, Income Taxes (ASC 740). Under ASC 740, deferred income tax assets and liabilities are recorded for the income tax effects of differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax reporting. The Company’s differences arise principally from the use of various accelerated and modified accelerated cost recovery systems for income tax purposes versus straight line depreciation used for book purposes and from the utilization of net operating loss carry forwards.

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

Intangible Assets

Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (or goodwill), customer relationships, non-compete agreements and licenses. Goodwill was allocated to our reporting units based on the original purchase price allocation. Goodwill is not amortized and is evaluated for impairment annually or more often if circumstances indicate impairment may exist. Customer relationships, non-compete agreements, patents and licenses are being amortized on a straight-line basis over periods of 2 to 15 years. The Company amortizes its limited lived intangible assets using the straight-line method over their estimated period of benefit. We evaluate annually the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

Summary of Consolidated Results of Operations

Within our Group, we have two distinct operating businesses with certain synergies (for example engineering skills and common defense customers). Increasingly, both Segments are working together on joint-third party Research and Development Projects.

Our Marine Technology Business designs and manufactures a number of products including the only commercially available real time 3D sonar solutions for subsea applications for both commercial and defense sectors. Our Marine Engineering Business supplies engineering services (from electronic design to manufacturing and obsolescence management) mainly to prime defense contractors, although there are a small number of customers who do not fall into this category.

Current Quarter	Previous Quarter
Products Segment generated 48% of our consolidated revenues	Products Segment generated 68% of our consolidated revenues
Services Segment generated 52% of our consolidated revenues	Services Segment generated 32% of our consolidated revenues

A summary of the consolidated performance of the Company in the Current Quarter is:

●	Revenues increased by 15%;
●	Gross Profit Margin was lower at 68.2% compared to 72.6% in the Previous Quarter;
●	Total Operating Expenses (Research & Development and SG&A) increased by 10.9%;
●	Net Income fell to $1,775,687 from $1,997,610.

Notable in the Current Quarter is that SG&A increased by 8.2% over the Previous Quarter and we made a provision for income tax expenses of $350,655 compared to nil in the Previous Quarter. We also had a material loss from foreign currency translation of $1,458,315 due to significant depreciation in the British Pound against major currencies including the US Dollar.

In the Previous Quarter the Services Segment’s revenue plan (and thus financial performance) was adversely affected due to delays in securing certain defense contracts for calendar years 2017 and 2018. As a result of receiving some of the outstanding backlog orders, the Services Segment is now back on its revenue plan. Notwithstanding the foregoing, the concentration of contracts from the defense sector for this Segment remains a risk as a change in US Administration may cause changes in budgetary priorities or delays in the approval of the federal defense budget resulting in an adverse impact on the performance of this Segment.

A summary of the performance of the Services Segment in the Current Quarter is that:

●	Revenues increased by 86% to $3,436,988 from the Previous Quarter’s $1,851,982 due to the reasons explained immediately above;
●	R&D expenditures for the Services Segment fell from $90,190 to $32,991 in the Current Quarter due to near-completion of the Thermite® Octal developments which constituted the bulk of the R&D expenditures for this Segment;
●	SG&A increased to $659,398 in the Current Quarter compared to $566,692 in the Previous Quarter;
●	Total Operating Expenses increased by 5.4% and was $692,389; and
●	Net Income before Income Taxes, was $1,214,354 in the Current Quarter compared to $245,798 in the Previous Quarter.

A summary of the performance of the Products Segment in the Current Quarter is that:

●

Revenues were $3,231,510 representing an 18% decrease compared to the Previous Quarter’s $3,926,491. This Segment is still within its operating business plan for the fiscal year 2019 and year to date has met its overall business plan;

●	R&D expenditures increased from $440,202 to $503,540 (in line with our budgetary plans);
●	SG&A decreased from $723,155 to $590,981;
●	Total Operating Expenses were $1,094,521 representing a decrease of 5.9%; and
●	Net Income before Income Taxes fell to $1,548,605 from $2,113,926.

Results of Operations for the Current Quarter compared to the Previous Quarter

Revenue: Total consolidated revenues for the Current Quarter and the Previous Quarter were $6,668,498 and $5,778,473 respectively, representing an increase of 15%. During the Current Quarter, the Products Segment generated 48% and Services Segment generated 52% of consolidated revenues. The Services Segment’s revenues increased by 86% in the Current Quarter and this increase is largely attributable to receiving and executing backlog orders relating to calendar years 2017 and 2018 which were delayed due to the then New Administration not approving the Defense Budget on time. The Services Segment relies heavily on receiving orders from a small number of Prime Defense Contractors (although for different programs). A change in US Administration will often result in delay in approval of the Federal Defense Budget, thus adversely affecting orders and, consequently, revenues. As such, the large increase in revenues of the Services Segment should not be considered typical. In the Current Quarter, the Products Segment’s revenues were lower by 18% compared to the Previous Quarter. Notwithstanding, the Products Segment is still within its annual business plan. In the Current Quarter, the Products Segment saw a reduction in (i) Products Sales; (ii) Product Rentals and (iii) Services. However, on a Year to Date basis, the Product Segment revenues are higher than the Previous equivalent period. More information on the breakout of revenues for both Segments including information on rentals versus sales can be found in Note 14 - Segment Analysis to the Unaudited Consolidated Financial Statements including information on disaggregation of revenues pertaining to each Segment.

Gross Profit Margins: In the Current Quarter, margin percentage was weaker at 68.2% (gross profit of $4,547,818) compared to 72.6% (gross profit $4,194,273) in the Previous Quarter. In general, our Gross Profit Margin varies according to the mix of consolidated sales realized in the quarter.

In the Products Segment within the mix of sales, we have (i) outright sale of products which may comprise hardware and/or software; (ii) rental of products comprising either hardware or software or a combination of both; (iii) provision of certain services, typically by engineers who train our customers in the use of our products. Gross Profit Margin will vary according to the composition or mix of sales. In the Current Quarter the Products Segment had less rentals and services than the Previous Quarter. Margin percentage in the Current Quarter for the Products Segment was slightly lower than the Previous Quarter as was 81.7% compared to 83.4%. See Note 14 - Segment Analysis to the Unaudited Consolidated Financial Statements for information on disaggregation of revenues. In the Current Quarter, rental and services (which largely relate to our services provided with rental of equipment) constituted 39% of the Product Segments Revenues compared to 42% in the Previous Quarter.

In general, the Services Segment yields a lower gross profit margin on its sales which are based on time and material contracts. As we increase the units of sales generated from the Services Segment, we anticipate aggregate margins to be lower on an annualized basis.

Further information on the performance of each Segment can be found in Note 14 - Segment Analysis to the Unaudited Consolidated Financial Statements including information on Disaggregation of Revenues pertaining to each Segment.

Research and Development (R&D): R&D expenditures in the Current Quarter were $631,690 compared to $530,392 in the Previous Quarter, representing an increase of 19.1%. The increase in this category of expenditures largely reflects the investments we are making under the Cooperative Research and Development Agreement (“CRADA”) with Naval Surface Warfare Center, Panama Division (“NSWC PCD”) for NAVSEA for the development of a first generation prototype (“GEN 1”) Head Up Display System for Divers (the “HUD”) which is discussed more fully below and developments we are making in our product range including the Echoscope® technology. The increase in this category of expenditures is in line with our budgetary plans. Changes in this category are set out immediately below:

Description	Amount	% increase / (decrease)
Services Segment R&D Expenditures in the Current Quarter	$32,991	(63.4)%
Services Segment R&D Expenditures in the Previous Quarter	$90,190
Products Segment R&D Expenditures in the Current Quarter	$503,540	14.4%
Products Segment R&D Expenditures in the Previous Quarter	$440,202
Coda Octopus Group, Inc R&D Expenditures in the Current Quarter	$95,159	100%
Coda Octopus Group, Inc R&D Expenditures in the Previous Quarter	$-

The Company entered the CRADA in July 2018 and under its terms, the Company is required to fund and deliver the GEN 1 HUD within 12 months of the Agreement. Following completion of live trials with NASA in June 2019 of the first pre-production prototype, we are now locking down the design to reflect the findings of the NASA Trial and deliver the GEN 1 product to NAVSEA once fully signed off by NSWC.

We anticipate that a small number of GEN 1 HUD units will be purchased across various Navy divisions and by NASA in 2019 for continued assessment. In the same time frame, we also expect to receive R&D funding from the Navy to commence the second generation (GEN 2) development between October and November 2019.

We anticipate that the GEN 1 HUD will be operational in early 2020. We expect to manufacture the HUD on the basis of a license agreed between NSWC PCD and the Company for the manufacture and distribution of the HUD system for the NAVSEA and for foreign naval forces, subject to the approval of the US Navy. We also expect that the HUD system and Coda Octopus Echoscope® will be applied to the Approved Navy Use (ANU) List allowing the Navy to acquire these items.

We have budgeted a total of $500,000 for the development of the first prototype HUD. During the Current Quarter and for the Current Nine Month Period, we expended 95,159 and $284,494, respectively. We have entered into commitments for the purchase of components for a number of units which we will use to manufacture R&D Prototypes for continued evaluation. We expect therefore that we will expend the full $500,000 by the end of the current fiscal year.

As we accelerate the development of the first-generation of the HUD for delivery to NAVSEA and completing our fourth and fifth generations sonar products, we anticipate R&D expenditures to increase in the fourth quarter.

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter increased to $1,775,909 from $1,640,842 in the Previous Quarter representing an increase of 8.2%. Within our SG&A expenses for the Current Quarter we have a non-cash item associated with stock issuance to a consultant of $291,800.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	July 31, 2019	July 31, 2018	Percentage Change
Wages and Salaries	$726,025	$749,562	Decrease of 3.1%
Legal and Professional Fees (including accounting, audit and investment banking services)	$213,274	$319,624	Decrease of 33.3%
Rent for our various locations	$1,816	$6,623	Decrease of 72.6%
Marketing	$59,545	$67,551	Decrease of 11.9%

There are a number of factors pertaining to the decrease in Wages and Salaries in the Current Quarter. Among these factors is that Wages and Salaries as a G&A expense decreased by $91,738 in the Current Quarter with the increase in the R&D expense for the HUD development work under the CRADA. In this connection, we used G&A employees to perform the R&D, thus decreasing the G&A by $91,738 and increasing the R&D expenditures. On an annualized basis we expect the category Wages and Salaries to increase by up to $500,000 over the previous fiscal year to reflect the investments we are making in additional resources for our expansion activities in the Orlando office and also additional resources for our R&D efforts to realize our organic growth plans.

Legal and Professional Fees increased in the Current Quarter. In the Previous Quarter this category of expenditure contained a non-recurring cost of $150,000 representing separation fees. In the Current Quarter, accounting fees increased to reflect the investments we are making in additional resources in the area of Accounting and Financial Management to address the material weaknesses we reported in our Form 10-K and most recent Form 10-Q. Directors Fees also increased and were $40,000 in the Current Quarter compared to $12,500 in the Previous Quarter. We expect also this category to increase to reflect investments we are making in filing new patent applications around our products including our fourth generation of the Echoscope® technology.

In respect of the category of “Rent”, it should be noted that we own all of the properties from which our business units operate. On an annualized basis we expect the category of rent to be around $25,000 and this will be in connection with premises that we have recently taken in Denmark to mitigate some of the impact of a No Deal Brexit, which is discussed more fully above. This will give us the basis to operate within the European Union but will not address the fact that the core of our business activities including R&D and manufacturing is based in the United Kingdom.

The decrease in the category of marketing expenditures is not indicative of a sustained reduction in this category of expenditures and correlates to the timing of planned marketing events. In the Current Quarter we had less marketing activities than the Previous Quarter. We would expect on an annualized basis this category of expenditures to be higher than the previous fiscal year.

Operating Income: Our income from our operating activities in the Current Quarter was $2,140,219 as compared to $2,023,039 in the Previous Quarter representing an increase of 5.8%. Although revenues rose by 15% in the Current Quarter, our Operating Income did not rise proportionately. Operating Income was affected by a reduction in our Gross Profit Margins in the Current Quarter due to the mix of sales within our Revenues (Services Segment had more units of sale than the Products Segment and also Gross Margins was lower due to fall in overall sales by the Products Segment and the mix of sales realized) along with a 19.1% increase in R&D expenditures and 8.2% increase in SG&A.

Other Income: In the Current Quarter, we had Other Income of $6,398 as compared to $3,972 in the Previous Quarter resulting in an increase of 61.1%. This category is subject to fluctuations and is not expected to be material in our financial statements.

Interest Expense: Interest expense decreased by 31.1% in the Current Quarter to $20,275 from $29,421 in the Previous Quarter. This is due to a significant reduction in our overall loan and debenture indebtedness as a result of $4,877,793 principal prepayment of the HSBC Loan in March 2018, thereby reducing the then principal balance to $1,917,602. As of the end of the Current Quarter, we had $1,177,797 outstanding under this HSBC Loan compared to $2,637,151 in the Previous Quarter. Note 11 – Loans and Notes Payable to the Unaudited Consolidated Financial Statements - provides further details pertaining to this HSBC Loan.

Net Income before Income Taxes: In the Current Quarter, we had a net income before income taxes of $2,126,342 as compared to $1,997,590 in the Previous Quarter. This is attributable to the increase in our overall revenues in conjunction with a modest reduction in our Interest Expense.

Net Income: In the Current Quarter, we had a net income of $1,775,687 as compared to $1,997,610 in the Previous Quarter. The fall in Net Income in the Current Quarter is largely due to a provision of $350,617 for deferred tax expense whereas in the Previous Quarter the allowance was nil as the Company had not then recognized the deferred tax asset.

Comprehensive Income. In the Current Quarter Comprehensive Income decreased to $317,372 compared to $1,727,240 in the Previous Quarter. A significant factor in this category is foreign exchange movements in the reporting period. In the Current Quarter we realized a loss of $1,458,315 in foreign currency translation adjustment compared to a loss of $270,370 in the Previous Quarter. We conduct our business in a number of different jurisdictions and currencies including in British Pound where a significant part of our business operations take place (in the Current Quarter 40% of our revenues were generated from our UK entities). The British Pound has weakened significantly against the US$ due to ongoing Brexit uncertainty. This adverse movement has, in the Current Quarter affected our revenues and balance sheet. See Section titled - “Inflation and Foreign Currency” which covers the impact of foreign currency movement and adjustments. See Note 4 - Foreign Currency Translation of our Unaudited Consolidated Financial Statements for our policy on foreign currency translation.

Results of Operations for the Current Nine Month Period compared to the Previous Nine Month Period

Revenue: Total consolidated revenues for the Current Nine Month Period and the Previous Nine Month Period were $19,210,278 and $12,355,426, respectively, representing an increase of 55.5%. The increase is largely driven by the Services Segment being back on plan after receiving some of the backlog defense contracts which were not received in the Previous Quarter due to the delay in the federal defense budget being approved as a result of a New Administration being in place. Typically, for defense businesses which are reliant on defense contracts, changes in the Administration are likely to cause delay in defense contract awards as the New Administration evaluates its defense priorities. In the Current Nine Month Period the Products Segment generated 49% of our consolidated revenues and the Services Segment generated 51% of our consolidated revenues. Revenues in the Services Segment increased by 131% in the Current Nine Month Period compared to the Previous Nine Month Period and the Products Segment increased by 16% in the Current Nine Month Period compared to the Previous Nine Month Period.

Gross Profit Margins: Margin percentage was lower in the Current Nine Month Period at 66.7% (gross profit of $12,805,552) compared to 71.9% (gross profit $8,884,261) in the Previous Nine Month Period. Gross Profit Margins will vary according to the composition of the mix of sales made in the period. In the Products Segment within the composition of our sales, we have (i) outright sale of products which may comprise hardware and/or software. Hardware sales yield less Gross Profit Margins. (ii) Rental of products yields a higher Gross Profit Margin (iii) Provision of certain services, typically engineers who train our customers on our products. Gross Profit Margin will vary according the composition of the items sold within our revenues.

In the Current Nine Month Period the Products Segment had increased outright hardware sales and also increased rentals and services over the Previous Nine Month Period. Margin percentage in the Current Nine Month Period was lower at 81% compared to 84.1% in the Previous Nine Month Period. See Note 14 - Segment Analysis to the Unaudited Consolidated Financial Statements for information on disaggregation of revenues. In the Current Nine Month Period rental and services (which largely relate to our services provided with rental of equipment) constituted 44% of the Product Segments Revenues in the Current Nine Month Period compared to 40% in the Previous Nine Month Period.

In general, the Services Segment yields a lower gross profit margin on its sales which are based on time and material contracts. As we increase the units of sales generated from the Services Segment, we anticipate Margins to be lower on an annualized basis.

Further information on the performance of each Segment can be found in Note 14 - Segment Analysis to the Unaudited Consolidated Financial Statements including information on Disaggregation of Revenues pertaining to each Segment.

Research and Development (R&D): R&D expenditures in the Current Nine Month Period was $1,948,243 compared to $1,841,408 in Previous Nine Month Period, constituting an increase of 5.8% in the Current Nine Month Period. The increase in this category of expenditures largely reflects the investments we are making under the Cooperative Research and Development Agreement (“CRADA”) with Naval Surface Warfare Center, Panama Division (“NSWC PCD”) for NAVSEA for the development of a first generation prototype (“GEN 1”) Head Up Display System for Divers (the “HUD”) which is discussed more fully below and developments we are making in our product range including the Echoscope® technology. The increase in this category of expenditures is in line with our budgetary plans. Changes in this category are set out immediately below:

Description	Amount	% increase / (decrease)
Services Segment R&D Expenditures in the Current Nine Month Period	$130,205	(71.4)%
Services Segment R&D Expenditures in the Previous Nine Month Period	$455,414
Products Segment R&D Expenditures in the Current Nine Month Period	$1,533,544	10.6%
Products Segment R&D Expenditures in the Previous Nine Month Period	$1,385,994
Coda Octopus Group, Inc R&D Expenditures in the Current Nine Month Period	$284,494	100%
Coda Octopus Group, Inc R&D Expenditures in the Previous Nine Month Period	$-

In the Current Nine Month Period, this area of expenditures in the Services Segment declined due to advancement of its development work on the Thermite® mission computer which, previously, accounted for a significant part of its R&D expenditures. The newly developed Thermite® Octal is now in trials with a number of customers and we have begun to sell the pre-production prototypes to customers who have ongoing trials.

In the Current Nine Month Period, the Products Segment’s R&D expenditures increased by 10.6% over the Previous Nine Month Period. The Products Segment continues to invest in its entire product range including in its Echoscope® technology, expanding its capabilities around artificial intelligence and its motion sensor package. The increase in this category of expenditure is a reflection of these activities.

The Group incurred $284,494 in connection with the CRADA where we are currently developing a first-generation prototype HUD Unit for NAVSEA in conjunction with NSWC PCD.

The Company entered the CRADA in July 2018 and under its terms, the Company is required to fund and deliver the GEN 1 HUD within 12 months of the Agreement. Following completion of live trials with NASA in June 2019 of the first pre-production prototype, we are now locking down the design to reflect the findings of the NASA Trial and deliver the GEN 1 product to NAVSEA once fully signed off by NSWC.

We anticipate that a small number of GEN 1 HUD units will be purchased across various Navy divisions and by NASA in 2019 for continued assessment. In the same time frame, we also expect to receive R&D funding from the Navy to commence the second generation (GEN 2) development between October and November 2019.

We anticipate that the GEN 1 HUD will be operational in early 2020. We expect to manufacture the HUD on the basis of a license agreed between NSWC PCD and the Company for the manufacture and distribution of the HUD system for the NAVSEA and for foreign naval forces, subject to the approval of the US Navy. We also expect that the HUD system and Coda Octopus Echoscope® will be applied to the Approved Navy Use (ANU) List allowing the Navy to acquire these items.

We have budgeted a total of $500,000 for the development of the first prototype HUD. During the Current Quarter and for the Current Nine Month Period, we expended 95,159 and $284,494, respectively. We have entered into commitments for the purchase of components for a number of units which we will use to manufacture a number of R&D Prototypes for continued evaluation. We expect therefore that we will expend the full $500,000 by the end of the current fiscal year.

As we accelerate the development of the first-generation of the HUD for delivery to NAVSEA and completing our fourth and fifth generations sonar products, we anticipate R&D expenditures to increase in the fourth quarter.

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Nine Month Period decreased to $5,091,866 from $5,172,229 in the Previous Nine Month Period representing a decrease of 1.6%. In real terms, SG&A expenses have increased in the Current Nine Month Period, as in the Previous Nine Month Period we had non-recurring costs of $740,486 comprising, amongst other things, separation payments ($309,218), surrender of lease ($43,511) and stock compensation of ($277,499). In the Current Nine Month Period, the main non-recurring costs that is included is stock compensation of $291,800, issued to a consultant for services rendered. In addition, in the Current Nine Month Period, Directors Fees increased from $45,000 in the Previous Nine Month Period compared to $120,000 in the Current Nine Month Period.

Key Areas of SG&A Expenditure across the Group for the Current Nine Month Period compared to the Previous Nine Month Period are:

Expenditure	July 31, 2019	July 31, 2018	Percentage Change
Wages and Salaries	$2,217,906	$2,310,298	Decrease of 4.0%
Legal and Professional Fees (including accounting, audit and investment banking services)	$761,498	$709,683	Increase of 7.3%
Rent for our various locations	$65,163	$54,666	Increase of 7.3%
Marketing	$191,000	$157,444	Increase of 21.3%

The decrease in the “Wages & Salaries” category of expenditure is a reflection that in the Previous Nine Month Period we had a non-recurring separation payment of $309,218. On an annualized basis we would expect this category of expenditures to increase to reflect the investments we are making in sales and marketing resources and additional resources for our planned expansion activities in our Orlando office and increasing R&D resources.

The increase in “Legal and Professional” category of expenditures is due to an increase in board remuneration, an increase in monthly retainer for legal fees and the investments we are making in additional resources in the area of Accounting and Financial Management to address the material weaknesses we reported in our in our Form 10-K and the most recent Form 10-Q.

Although on a year to date basis the category of “Rent” expenditures have increased, we would expect this category to decrease for the foreseeable future. As discussed more fully above, we have rented office space in Denmark (at an annual rent of approximately $25,000) to mitigate some of the impact of a No Deal Brexit. All other business premises are owned by the Company.

The increase in the category of “Marketing” expenditures is in line with our budgetary plans and strategy to increase our marketing activities. This strategy includes attending and participating in more trade shows, exhibitions and conferences to heighten awareness about our products and broader capabilities. This is essential as we roll out our next generation of products and capabilities particularly in the defense space which is a significant part of our strategy to take our Echoscope® technology forward.

Operating Income: Our income from our operating activities in the Current Nine Month Period was $5,765,443 as compared to $1,870,624 in the Previous Nine Month Period. In the Previous Nine Month Period, our Services Segment was significantly off its revenue plan due to the delay in receiving anticipated defense contracts. In the Current Nine Month Period, the Services Segment received some of the anticipated backlog orders for the calendar years 2017 and 2018 and this brought this part of the business back on its revenue plan. In addition, the Products Segment revenues also increased by 16.0% over the Previous Nine Month Period. Overall, therefore, Operating Income increased due to a significant increase in revenues in the Nine Month Period (55.0% over the Previous Nine Month Period) in conjunction with a modest reduction in our SG&A expenditures and reduction in our interest expense by 67.3%.

Other Income: In the Current Nine Month Period, we had Other Income of $65,467 as compared to $94,642 in the Previous Nine Month Period resulting in a decrease of 30.8%. This category is subject to fluctuations and is not expected to be material.

Interest Expense: Interest expense decreased by 67.3% in the Current Nine Month Period to $69,683 from $212,910 in the Previous Nine Month+ Period. This is due to the significant reduction in our overall loan and debenture indebtedness. This has resulted in the reduction of our interest expense payable on debentures and loans. Please refer to section below titled “Liquidity and Capital Resources and Note 11 – Loans and Notes Payable to the Unaudited Consolidated Financial Statements, for further details pertaining to this HSBC Loan for more information.

Net Income before Income Taxes: In the Current Nine Month Period, we had income before income taxes of $5,761,227 as compared to $1,752,356, in the Previous Nine Month Period. This is attributable to the increase in our consolidated revenues in conjunction with reduction in key areas of expenditures such as SG&A and interest expenses.

Net Income: In the Current Nine Month Period, we had a net income of $4,988,194 as compared to $1,752,346 in the Previous Nine Month Period. This is attributable to the increase in our overall revenues in conjunction with a reduction in key areas of expenditures such as R&D and interest expense. In the Current Nine Month Period we made provision for $850,987 for deferred tax expense compared to nil in the Previous Nine Month Period, reflecting recognition of a deferred tax asset.

Comprehensive Income. In the Current Nine Month Period Comprehensive Income increased to $3,992,715 compared to $2,056,912 in the Previous Nine Month Period. In the Current Nine Month Period we made provision for $850,987 for Deferred tax expense as compared to nil in the Previous Nine Month Period. Furthermore, a significant factor in this category is foreign exchange movements in the reporting period. In the Current Nine Month Period we realized a loss of $1,065,479 in foreign currency translation adjustment in the Current Nine Month Period compared to a gain of $304,566 in the Previous Nine Month Period. We conduct our business in a number of different jurisdictions and currencies including in British Pounds where a significant part of our business operations take place. In the Current Nine Month Period the British Pound has weakened significantly against the US Dollar due to ongoing Brexit uncertainty. See Section titled “Inflation and Foreign Currency” which covers the impact of foreign currency movement and adjustments. See Note 4 - Foreign Currency Translation of our Unaudited Consolidated Financial Statements for our policy on foreign currency translation.

Liquidity and Capital Resources

At July 31, 2019, the Company had an accumulated deficit of $27,006,212, working capital of $19,470,205 and stockholders’ equity of $28,915,713. For the Current Nine Month Period, the Company generated cash from operations of $5,028,220.

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

The Company prepaid a significant part of the principal amounts on March 14, 2018 thus accelerating the reduction in the principal amount outstanding under this loan. The Company’s overall indebtedness in relation to loans and debentures has reduced significantly from $2,637,151 in the quarter ending July 31, 2018 compared to $1,177,797 at the end of the Current Quarter. We currently pay a monthly amount of $43,777 comprising principal and interest repayment and we expect the full amount to be repaid within 28 months.

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

During March 2019, the Company became aware of possible short swing profits triggered by the sale of common stock by a beneficial owner pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. Following discussions with the stockholder for the purpose of recovering such profits, on May 17, 2019, the Company received a payment of $166,514 representing the entire amount of short swing profits. The Company recognized these proceeds as a capital contribution from stockholders and with a corresponding increase to additional paid-in capital.

Inflation and Foreign Currency

The Company has operations in the US, UK, Australia and Denmark and as such maintains its books in local currency: US Dollars, British Pound, Australian Dollars and Danish Kroner, respectively.

The contributions in the Current Quarter from our Danish operations are immaterial and therefore have not been included in the table below. Note 4 - Foreign Currency Translation to the Unaudited Consolidated Financial Statements sets out our policy on the treatment of foreign currency adjustments in our financial statements.

The Company’s operations are conducted in the United States, and through its wholly-owned subsidiaries, in the United Kingdom, Denmark and Australia. As a result, fluctuations in currency exchange rates significantly affect the Company’s sales, profitability and financial position when the foreign currencies its’ overseas operations are translated into U.S. dollars for financial reporting. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. The Company cannot predict the extent to which currency fluctuations may affect the Company’s business and financial position, and there is a risk that such fluctuations will have an adverse impact on the Company’s sales, profits and financial position. Also, because differing portions of our revenues and costs are denominated in foreign currency, movements can impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens without correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure.

In the Current Quarter, the translation of the Company’s UK operations’ British Pound denominated balance sheets and income statements into US dollars has been affected by the weakening of the average value of the British pound against the US dollars in the relevant time periods from $1.32 during the Previous Quarter to $1.25 in the Current Quarter. The Australian Dollars has weakened against the US Dollar from $0.74 in the Previous Quarter compared to $0.69 in the Current Quarter. These are the rates that have been used in the calculations below.

The contributions from our Danish operations in the Current Nine Month Period are immaterial and therefore have not been included in table below.

The impact of currency fluctuations on the three months ended July 31, 2019 is shown below. In this context “Constant Rates” is defined as the weighted average exchange rate prevailing in the Previous Quarter.

	GBP		AUD
	Actual Results	Constant rates	Actual Results	Constant rates	Total Effect
Revenues	2,733,983	2,885,794	65,591	70,543	(156,764)
Costs	(1840,664)	(1,942,872)	42,293	45,486	99,014
Net Income (Loss)	893,319	942,923	107,884	116,030	(57,749)
Assets	15,820,250	16,995,744	540,915	584,285	(1,218,864)
Liabilities	(1,831,934)	(1,968,052)	(1,392)	(1,504)	136,230
Net Assets	13,988,316	15,027,692	539,523	582,781	(1,082,634)

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, decreased our net income on activities in the Current Quarter by $57,749 and decreased net assets by $1,082,634. In addition, the Company booked transactional exchange rate gains of $44,091 during the Current Quarter. All of these amounts are material to our overall financial results in the Current Quarter.

In the Current Nine Month Period, the translation of the Company’s UK operations’ British Pound denominated balance sheets and income statements into US dollars has been affected by the weakening of the average value of the British pound against the US dollars in the relevant time periods from $1.36 during the Previous Nine Month Period to $1.28 in the Current Nine Month Period. The Australian Dollars has weakened against the US Dollar to $0.71 in the Current Nine Month Period compared to $0.77 in the Previous Nine Month Period. These are the values that have been used in the calculations below.

The contributions in the Current Nine Month Period from our Danish operations are immaterial and therefore have not been included in table below.

The impact of these currency fluctuations on the nine months ended July 31, 2019 is shown below. In this context “Constant Rates” is defined as the weighted average exchange rate prevailing in the Previous Nine Month Period.

	GBP		AUD
	Actual Results	Constant rates	Actual Results	Constant rates	Total Effect
Revenues	8,286,774	8,776,078	343,951	371,920	(517,273)
Costs	(5,798,162)	(6,140,523)	(7,074)	(7,649)	342,936
Net Income	2,488,612	2,635,556	336,877	364,271	(174,337)
Assets	15,820,250	16,754,379	540,915	584,285	(977,499)
Liabilities	(1,831,934)	(1,940,103)	(1,392)	(1,504)	108,281
Net Assets	13,988,316	14,814,276	539,523	582,781	(869,219)

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, decreased our profit from our activities outside of the USA in the Current Nine Month Period by $174,337 and decreased net assets by $869,219. In addition, the Company booked transactional exchange rate losses of $24,435 during the Current Nine Month Period. All of these amounts are material to our overall financial results in the Current Nine Month Period.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of July 31, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

(b) Changes in Internal Controls.

We have increased the number of accounting resources involved in our preparation and review of our financial statements. We believe that this will result in a clearer segregation of duties and an increase in the number of points of review of our recording of financial entries. We expect that these will in due course remediate previously reported weaknesses in controls and procedures.

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

Item 1A. Risks Factors

Not required for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the reporting period the Company issued the following shares of common stock:

On or around November 16, 2018, the Company issued an aggregate of 23,965 shares of its common stock at a value of $4.40 for each share for a total of $105,446 in cash. The stock was issued pursuant to a participation right as part of a private placement completed in January 2018.

On or around February 3, 2019, the Company issued an aggregate of 7,143 shares of its common stock at a value of $5.92 for each share to a member of the Company’s Board of Directors pursuant to the terms of his appointment.

On or around June 24, 2019, the Company issued an aggregate of 20,000 shares of its common stock at a value of $14.59 for each share to a consultant for services rendered.

All securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereunder as they were issued without general solicitation and represented by certificates that were imprinted with a restrictive legend.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During March 2019, the Company became aware of possible short swing profits generated from the sale of common stock by a beneficial owner pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended.  Following discussions with the stockholder for the purpose of recovering such profits, on May 17, 2019, the Company received a payment of $166,514 representing the entire amount of short swing profits.  The Company recognized these proceeds as a capital contribution from stockholders with a corresponding increase to additional paid-in capital.

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

Coda Octopus Group, Inc. (Registrant)

Date: September 16, 2019	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: September 16, 2019	/s/ Michael Midgley
Michael Midgley
Chief Financial Officer

