Form 10-K
period 2019-10-31
Coda Octopus Group, Inc.
filed 2020-01-28
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38154

CODA OCTOPUS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-200-8348
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3300 S Hiawassee Rd, Suite 104-105, Orlando, Florida, 32835

(Address, Including Zip Code of Principal Executive Offices)

801.973.9136

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE

Securities registered under Section 12(g) of the Exchange Act:

NONE

●	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

●	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

●	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

●	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

●	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

●	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

●	State issuer’s revenues for its most recent fiscal year: $25,056,934

●

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 30, 2019, representing the last business day of the registrant’s most recently completed second fiscal quarter: approximately $51,236,000.

●	State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,721,881 as of January 27, 2020.

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

PART I

ITEM 1. BUSINESS

Overview

Coda Octopus Group, Inc. (“Coda” “the Company” or “we”), through its wholly owned subsidiaries, operates two distinct businesses:

●	the Marine Technology Business (“also referred to as “Products Segment”); and

●	the Marine Engineering Business (“also referred to as “Services Segment”).

Our Marine Technology Business is a technology solution provider to the subsea market that owns key proprietary technology for commercial and defense applications. It designs, develops, manufactures and sells solutions for the subsea market including our range of flagship volumetric real time sonar solutions. All of our products are designed, developed and manufactured within the Company. These solutions/products are used primarily in the underwater construction market, offshore wind energy industry (offshore renewables), and offshore oil and gas, complex dredging, port security, mining and marine sciences sectors. Our customers include service providers to major oil and gas (“O&G”) companies, renewable companies, underwater construction companies, law enforcement agencies, ports, mining companies, defense bodies, research institutes and universities.

Our Marine Engineering Business is a supplier of embedded solutions and sub-assemblies which are sold into mission critical integrated defense systems such as the Close-In-Weapons System (CIWS). The Services Segment established its business in 1977 and has been supporting a number of significant defense programs for over 30 years, including Raytheon’s CIWS and Northrop Grumman’s Mine Hunting Systems Program. The Services Segment’s business model entails designing small runs of prototypes for defense programs which typically lead to contracts for the manufacture, repair and upgrade of these parts. For the parts they supply into these programs they are sole source providers. This business model ensures recurring and long tail revenues since we continue to supply parts to these programs typically for the life of the program. Coda Octopus Colmek, Inc. qualifies as a small business and as such works on larger programs with the prime defense contractors.

A significant part of our revenues from the Marine Engineering Business is highly concentrated and emanates from a small number of prime defense contractors such as Raytheon or Northrop. In any one year, up to 20% of our revenues are derived from these customers either alone or collectively.

The Services Segment operates through our wholly owned subsidiaries, Coda Octopus Colmek, Inc. (“Colmek”) based in Salt Lake City, Utah, and Coda Octopus Martech Limited (“Martech”) based in the United Kingdom.

Our Products and Services Segments have established synergies in terms of customers and specialized engineering skills set for robust, rugged and repeated engineering solutions relating to data acquisition, data computation and display of the data. Increasingly drawing on each part of the business strengths, they work jointly on projects.

Our corporate structure is as follows:

Coda Octopus Group Inc
(United States of America)
Marine Technology Business
"Products Segment"
Marine Engineering Business
"Services Segment"
Coda Octopus Products Inc.
(USA)
Coda Octopus Products Ltd
(United Kingdom)
Coda Octopus R&D Ltd
(United Kingdom)
Coda Octopus Martech Ltd
(United Kingdom)
Coda Octopus Colmek Inc.
(USA)
Coda Octopus Products Pty Ltd
(Australia)
Coda Octopus R&D AS
(Norway)
Coda Octopus Products A/S
(Denmark)

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

In December 2002, Coda Octopus Ltd acquired OmniTech AS, a Norwegian company, which became a wholly owned subsidiary of the Company and which subsequently changed its name to Coda Octopus R&D AS. OmniTech owned the patents to a “method for producing a 3-D Image” (which has now expired). At the time of acquisition, this company had been engaged for over ten years in developing a revolutionary imaging and visualization sonar technology capable of producing real time three-dimensional (“3D”) underwater images for use in subsea activities. Coda Octopus Products Limited (Edinburgh) then developed the visualization software to control and display the images from the real time 3D sonar. This patented technology is now marketed by us under the name “Echoscope®”. We believe that this technology is superior to the other imaging sonars in the market as it generates real time 3D images of the underwater environment irrespective of low or zero visibility conditions and, unlike conventional sonars, can image a volume (as opposed to a slice of data) and subsea moving objects. There are a number of patents around this technology and as we continue to innovate around our 4th and 5th generation products, we continue to file significant patent applications. Currently, a substantial part of our R&D efforts is focused on further innovation and development of this technology. All of our research, development and manufacturing relating to our sonar products is conducted by our Edinburgh based subsidiary, Coda Octopus Products Limited.

Revenues from our Products Segment are now mainly generated from our real time 3D sonar products including hardware, software, accessories (such as integrated rotators to automatically move the sonars covering a wider viewing area) and associated services such as training, on-site support and ongoing technical support (via Annual Support Subscription or our Through Life Support Program). For breakdown of our revenues, please see Note 12 of our audited Consolidated Financial Statements for the fiscal years ended October 31, 2019 and 2018 (“Segment Analysis”).

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

In June 2006, we acquired the now Coda Octopus Martech Limited which is part of our Services Segment or Marine Engineering Business. This is an English corporation.

In April 2007, we acquired Colmek, the now Coda Octopus Colmek, Inc. which is part of our Services Segment or Marine Engineering Business. This is a Utah corporation.

Both Martech and Colmek largely have the same business model, provide similar engineering services and sell to a similar customer base (one is UK focused and the other is US focused).

Coda Octopus Group, Inc., is organized under the laws of the State of Delaware as a holding company that conducts its business through subsidiaries, several of which are organized under the laws of foreign jurisdictions, including England, Scotland, Denmark and Australia. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries. These companies’ operations must comply with the laws of the countries under which they are incorporated and are likely to be different from the equivalent laws of the United States.

Marine Technology Business (“Products Segment”)

Our Marine Technology Business develops proprietary solutions for both the commercial and defense subsea market. The range of our solutions are complementary and include:

●	Geophysical Systems comprising hardware and software; and
●	Motion and Positioning Systems comprising hardware and software; and
●	Real Time Volumetric Imaging Sonar comprising hardware and software.

These products are sold, leased or rented into various marine sectors and include:

●	Marine geophysical survey
●	Underwater construction
●	Offshore energy and renewables
●	Salvage and decommissioning
●	Oil and gas
●	Commercial fisheries
●	Environmental, mammal and habitat monitoring
●	Defense
●	Marine vehicles and robotics
●	Security, law enforcement and first responders
●	Research and education

1. Geophysical Range of Products

Our geophysical systems (“GEO”) range of products include geophysical data acquisition systems, processing and analysis software that are used primarily by survey companies, research institutions, salvage companies and, more recently, offshore energy and renewables operators. These systems are used to survey large areas and create images of the seabed, identify seabed boulders and objects, mark seabed type boundaries and identify existing subsurface structural features, geological layers, and/or buried debris.

2. GPS aided Inertial Positioning Systems

These are referred to as our MOTION range of products and offer high accuracy GPS aided inertial positioning and attitude data, essential for all marine survey applications. The products are commonly bundled with our GEO and real time sonar solutions offering our customers a seamless integration and support experience.

3. Real Time Volumetric Sonars (ranging from 3D/4D – 5D and 6D)

We design, develop and supply what we believe is the world’s most advanced Real-Time Volumetric Imaging Sonar. This is the culmination of over 25 years of research and development. This technology is protected by multiple patents. Furthermore, during 2018 and 2019, we filed numerous patents relating to the first 5D and 6D Real Time Volumetric Sonars which we expect to launch in the second quarter of 2020. Our sonar innovations are multi-tiered and extend to hardware, firmware and software, all of which co-exist and are co-dependent on each other. In other words, hardware, firmware and software operate as sub-systems to each other. We believe that the highly complex nature of this new technology will make it almost impossible to reverse engineer our products. Pioneering this unique technology gives us a significant advantage over our competitors in the subsea imaging sonar market sectors. We also believe that our three-tier product development capability of hardware, software and solution delivery adds to our competitive lead.

Sonar Hardware

During fiscal 2019, we completed critical innovation and advancement milestones around our core technology. With a ground up development and reinvented processing architecture, we have created the world’s first 5D and 6D Volumetric Imaging Sonar technology (discussed below). Heralding another significant leap forward in subsea imaging, we have filed in excess of 10 new patents around the new technological breakthrough PIPE (Parallel Intelligent Processing Engine).

We believe that our Real-time Volumetric Sonar Imaging products are revolutionizing the sonar market due to the following unique capabilities:

A.	Live 3D imaging of any moving objects within the sonar field of view including construction assets, divers, subsea vehicles and tools and machinery executing tasks underwater.
B.	Accurate three-dimensional data unaffected by motion or water visibility.
C.

Mapping of complex structures with a volumetric ping as opposed to individual angular slices of data. The more complex the structure, the greater the benefit of real-time volumetric sonar imaging over a traditional survey.

D.	Live situational awareness of static and moving objects for safe terrain navigation or target tracking.
E.

First Person Perspective imaging allowing the operator to point the real-time volumetric imaging sonar towards any target, regardless of where in the water column the target is located and generate a true image first person perspective image.

F.	Imaging or visualizing subsea environments in low or zero visibility conditions and in situations of high waterflow and active noise pollution (dredging and rock dumping).
G.

3D Range gating of the live image to focus on specific targets or features at specified ranges – regardless of signal strength. This specifically allows for weak targets close to the sonar to be discarded from the image (e.g. bubbles or fish) or detected as threats (e.g. fishing nets).

H.	Coherent single sensor delivery for multiple applications.
I.	Unique rendering and viewing software techniques that simplifies data interpretation.
J.

Direct integration with a range of compatible sensors (e.g. GPS, attitude sensors), actuators (pan, tilt) and custom, task-specific software that provides task or mission solutions for key markets such as the underwater construction market and offshore wind energy sector.

In January 2018 we launched the first product within our 4th Gen sonar series (Echoscope® Surface) and completed these in 2019. The 4th Gen series is an important development milestone in that it satisfies customer demand for a broader range of sonar options given the application and platform used. It also offers key performance improvements. This represents the first major hardware revision over the previous 3rd Gen products in 6 years.

The key deliverables by the 4th Gen product family are:

●	New sonar designs that make them smaller and lighter.
●	Introduction of a brand-new Surface range of sonars, specifically targeted at shallow depth deployments with a significant 50% weight saving over deeper rated equivalent models and at a more affordable price point.
●	The entire 4th Gen range consumes 30% less power making them more suitable for the growing autonomous vehicle market that is dependent on battery-life;
●	Leveraged state-of-the-art technology by upgrading and de-risking obsolescence of older parts within the technology
●	Replaced the previous proprietary data interface with industry standard Ethernet allowing much simpler integration on all platforms.
●	The technology is much more scalable and adaptable for our market applications and in different sectors where we did not previously operate (example, small autonomous surface vehicles) – thus positioning the Company for uptake in the market for its offerings
●	Allows for more competitively priced products across the range of offering, competing more effectively with other products and solutions in the market.
●	Provides the hardware ready platform for the introduction of our upcoming 5D and 6D volumetric imaging sonar and allowing customers of the 4th Gen products a competitive forward migration path.

During 2020, we intend to launch a range of 5D capable real-time volumetric imaging sonars leveraging the technology backbone of the 4th Gen hardware series. We consider this to be a significant catalyst for our technology and now advances the Company’s technology from Real-Time 3D (4D) to a 5D imaging capability. This will be the first underwater sonar technology capable of 5D underwater imaging. The PIPE processing engine will also be capable of 6D imaging under a continual upgrade program with expected launch of the additional 6D capability late in 2020.

The following diagram outlines the capability summary progression as we transition from our current Real-Time 3D (4D) volumetric imaging sonar system to 5D and then 6D. Considered introduction and implementation of the new 5D and 6D capability will be managed through backwards compatibility operations, allowing continuation of real-time 3D imaging and users to migrate in a controlled way to the new more powerful platform and to leverage the additional processing, accuracy and multi-tasking capability.

Sonar Software

Our software development capability is an important part of our strategy to maintain our lead in designing, manufacturing and selling state-of-the-art real time 3D solutions.

Our existing 3rd Gen Underwater Survey Explorer is a product which we have been developing for over 15 years. Because of technological advancements, including access to off the shelf components for more advanced processing of data (speed and size being factors), in 2016, the Company started the process of re-conceiving and developing its top-end software for our now much more advanced sonars. In this connection, in 2019 we launched for customer evaluation our 4th Gen of top-end software for our sonars – 4G Underwater Survey Explorer (“4G USE”). We have also filed a number of provisional patents around our 4G USE.

Our 3rd Gen Underwater Survey Explorer software is feature rich and offers advanced processing and application focused capabilities for various markets. 3G USE has been in the market for over 15 years. While 3G USE is a mature and feature rich product, communication and graphics processing technologies have advanced considerably over recent years, allowing (for example) improved methods for processing larger volumes of data and leveraging new capabilities in recent PC hardware and the GPU.

The new 4G USE software is a ground-up development based on the latest processor capabilities and software architecture. 4G USE will offer a completely new level of real-time visualization and automation processing to complement the new upcoming sonar launches. The initial release of 4G USE allows multiple devices being utilized simultaneously (example multiple sonars and rotators) and viewing the real-time data result in a consolidated image. 4G USE which is also subject to a number of patent applications, is designed as an enterprise class platform, allowing many users access and control of data of the data in real-time for better collaboration, tighter quality control, remote surveying and faster processing.

Our software packages are feature rich and include techniques which are the subject of patents in a number of our modules. In general, our software package contains significant capabilities that are designed to enable surveying a dynamic subsea setting (as opposed to a static mapping of the seabed as is typical for conventional sonar technology). Some of our unique features include:

Feature Description	Functionality
Real Time Measurements	important for many types of subsea operations such as block or asset placements or aiding diving operations;

Models + Software Module	allows the user to import existing models and engineering drawings into the real time subsea environment;

Edge Detection Algorithm	allows the user to superimpose an edge to easily identify a subsea target;

Rendering a Noise Free Image	allows for a crisp, clear and high-resolution photo-like image without any processing (which would be required for conventional sonars); and

Tracking Algorithm	Algorithm is used to track known objects within the real time 3D Data. This is currently utilized in our Construction Monitoring Software Package (see below)

3D MATT	Algorithm is used to track both known and unknown objects and advances the capability of our real time volumetric sonar. For a number of subsea applications this is a significant move forward in automating a number of repetitive tasks such as offshore renewables for cable tracking.

Our Echoscope® PIPE (the first 6-Dimensional Sonar) will also bring significant capabilities to include multiple parallel processing (enabling different parameters to be set and utilized) in real time mode. We are not aware of any sonars that can offer this capability. This will allow multiple tasks and users of the real time data simultaneously, thus increasing efficiency even more and enabling tasks which were previously impossible.

Our Solutions

In 2019 we also launched for trialing our 3D MATT (Multiple Automatic Target Tracking) solution. This is a key product for our sonar as it is our first step in automating a number of Echoscope® applications such as cable laying for offshore renewable products where the Echoscope® operator no longer needs to manually click on the seabed touch down points for the seabed. 3D MATT is also used for diver tracking (and forms part of the package for the Navy DAVDS Head up Display. 3D MATT is the subject of a number of patent applications.

Additionally, our Echoscope® and Construction Monitoring Software (CMS) have important applications for breakwater construction. Our CMS package includes patented algorithms for tracking and placement of single layer armor blocks used in breakwater construction. It embeds the complete workflow process for placement of breakwater construction from the pre-survey, placement to post-lay survey and quality control documentation.

We believe that our technology is becoming the preferred solution for subsea block placements in breakwater solutions because it allows crane operators to visualize in real time the moving blocks and tracking these into their placement position accurately. We believe that our solution has significantly simplified and made safer this area of the workflow process in breakwater construction. It has also increased significantly the lay-rate for blocks being placed with customers reporting up to a 5000% increase in productivity.

Sonar Summary

The developments and critical milestones outlined above are all significant investments that the Company is making in ensuring that the technology retains its competitive leads. We believe that they constitute foundational pillars in our strategy to increase market share in both the commercial and defense sectors as they pertain to subsea imaging. All developments have been funded from the Company’s cashflow.

We believe that the development strategy and investments we are making in advancing our technology is necessary for the standardization of real time volumetric sonars in the subsea market and grow the number of applications for this technology, particularly for defense applications. The move from 3rd Gen to 4th Gen hardware opens the market for increased adoption as the platforms on which our sensors are being deployed are becoming increasingly smaller due to drone technology. Some of these platforms are autonomous surface vehicles or unmanned underwater vehicles (“drone-like”). Our 4th Gen is smaller, lighter and consumes less power. Our 3rd Gen sonars are not suitable for these smaller deployment platforms. Our 4th Gen roll out focused on the physical redesign of our hardware. The 5th Gen roll out is focused on capability and performance. This will include the launch of our 5 Dimensional and 6 Dimensional sonars, both of which will result in major improvements in real time processing and rendering of data.

These are complex products and we can give no assurance that we will be successful in realizing commercially viable products or that we will not encounter technical glitches which may involve significant costs or other consequences or that our goals of increasing our market share will be realized.

Geophysical Products and Solutions

We started our business in 1994 designing and developing the CodaOctopus® GeoSurvey software and hardware package for acquisition and processing of sidescan sonar and sub-bottom profiler data. For over two decades, our GeoSurvey has been an industry leading software package on the market for data acquisition and interpretation and provides feature rich solutions and productivity enhancing tools for the most exacting survey requirements. Designed specifically for sidescan and sub-bottom data acquisition, CodaOctopus® GeoSurvey has been purchased by numerous leading survey companies throughout the world.

We generate around 5% of our revenues from the Products Segments from this range of products. With the launch of the new products we would anticipate our revenues from this line to increase over time.

Geophysical Hardware

These consist of a range of hardware solutions for field acquisition of sidescan sonar and sub-bottom profiler, which includes analogue and digital interfaces compatible with all geophysical survey systems.

In 2018, we introduced our DA4G-USB product. This allows customers to integrate the DA4G hardware into their own PC configuration. Based on the CodaOctopus® DA4G system, it offers the same functionality, robustness and ease of use. CodaOctopus® DA4G is the 4th generation of our successful DA series and is built on twenty years of knowledge, experience and innovation in supplying unparalleled products and service to the worldwide geophysical survey sector. These purpose-built, turn-key, systems incorporate the very latest hardware specifications and are designed and delivered to meet the demanding nature of offshore survey work.

The CodaOctopus® DA4G range consists of a number of options and is backed (like all our products) with global service and support.

This consists of an integrated suite of software that automates the tasks of analyzing, annotating and mosaicing complex data sets, thus ensuring faster and more precise results.

Geophysical Software

Our CodaOctopus® GeoSurvey software is supplied to complement our DA4G hardware, offering field acquisition of sidescan sonar and sub-bottom profiler data.

Our Survey Engine software product offers a more advanced post-processing solution for sidescan sonar and sub-bottom profiler data. Designed to streamline processing of very large data sets – many 100GBs – it offers comprehensive processing, interpretation, visualization, reporting and exporting functionality.

We continue to advance this range of products and in 2018 we launched our first product based on Artificial Intelligence techniques which allows us to automatically identify boulders on the seabed (“Survey Engine Automatic Object Detection”). This new product presents a real opportunity to radically change workflow process for post-processing and analyzing side scan sonar data to assess, among other things, the suitability of an area for exploration and construction activities (O&G installations, pipeline and cable laying activities). This is in its early stage of roll out and has sparked significant interest. This is an area where we are investing our research and development efforts.

Additionally, in 2019 we introduced our Seabed Classification module (again based on Artificial Intelligence techniques). This automatically classifies sidescan sonar imagery into different seabed types, computes and exports polygonal boundaries for these areas, and thereby simplifies sidescan processing.

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

We are aiming to launch our 4th GEN of Motion Sensing Products (F280®) in 2020. The new hardware motion sensing products will be based on more advanced technology and new software. It is also highly complementary to our real time 3D sonar series and they are packaged together to provide a more comprehensive solution to our customers.

We generate around 8% of our revenues from the Products Segments from our Motion Sensing Products. With the launch of the new products we anticipate our revenues from this line to increase over time and give us much more flexibility in how we package this product with our volumetric sonars.

Sales and Marketing

We market our volumetric sonars both as a stand-alone sonar device and as a fully integrated system. The fully integrated system is marketed under the name “CodaOctopus® UIS (Underwater Inspection System)”. This system is specifically aimed at the port security market and has been adopted by a significant number of ports in the United States. Since 2015 we have built upon our success in selling in excess of 30 Underwater Inspection Systems to ports in the USA by selling a number of systems to an East Asian government agency for use in salvage operations and port and harbor inspection. Our 4th Gen sonar products are smaller, lighter, with less power requirements present an opportunity to introduce a new UIS with a lower price point, thus presenting the opportunity to increase the number of ports investing in this equipment.

We have an internal sales and marketing team which is engaged in marketing and selling our products. We also have a network of non-exclusive independent global sales agents.

Coda Octopus Products Limited has the requisite accreditations for its business including being Lloyds Register accredited to ISO 9001:2015.

Marine Engineering Businesses (“Service Segment”)

Our Marine Engineering Businesses comprise Colmek based in Salt Lake City and Martech based in the United Kingdom.

These two operating entities supply engineered sub-assembly solutions which form part of mission critical integrated defense systems, test equipment, instrumentation and the like. They operate as sub-contractors to defense primes and their engineering solutions are typically within broader defense programs where high levels of reliability and quality are essential pre-requisites for securing and maintaining these agreements with their customers. Typically, we prototype products for these customers and after going through various acceptance tests, including first article inspection approvals, we are given the production contracts. Many of these production contracts have a repeat orders profile which typically follows the life cycle of the defense program that is using the production part.

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

Martech is a key supplier of various parts to our Marine Technology Business and has been assisting in the further development of a number of those products.

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

Colmek has long standing relationships with a number of prime defense contractors and has been supporting a number of defense programs for over 30 years including the Close in Weapons Support Program (CIWS) for which it supplies proprietary parts and services and technical refresh programs. As a result, Colmek has recurring revenues from these long-standing programs. Colmek continues to expand the number of established programs into which it supplies proprietary parts.

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

The Thermite is one of our key growth catalysts and we are now incubating an embedded solutions division around Thermite® research and development work, where we aim to leverage the Thermite® solution cross-group.

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

Data Acquisition Products (GEO Products)

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

Real Time Volumetric Sonar

In the field of Real Time 3D imaging, we are unaware of other companies offering a similar product. The entry into this market is dependent upon specialized marine electronics, acoustic and software development skills. The learning curve, which has resulted in the advancement of our real time 3D sonar device, is the culmination of two decades of research and development into this field. We are aware of a number of high profile and substantial competitors’ real time 3D projects that have failed. Over the last several years there have been lower grade sonars entering the market for 3D imaging. Companies such as Tritech International Ltd., United Kingdom, BlueView Technologies Inc., USA (now a part of Teledyne Technologies Incorporated), and Norbit Group AS Norway are examples, but none of these sonar offerings are directly comparable or competitors to our real time volumetric sonar solutions. Specifically, we believe that they do not have the same capabilities as our Echoscope® technology in terms of generating real time 3D images of submerged objects and environments in low or zero visibility conditions. However, Teledyne has in the last four years acquired a significant number of subsea companies (examples are Reson and BlueView). Teledyne has much greater resources and liquidity than the Company. We therefore can give no assurance that companies such as these will not enter this market. Notwithstanding, we have now advanced our technology to the level where it is now a 5D/6D Volumetric Sonar (Echoscope® PIPE) that is the subject of numerous patent applications.

We seek to compete on the basis of producing high quality products employing cutting edge technology that is easy to use by operators without specialized skills in sonar technology. We intend to continue our research and development activities to continually improve our products, seek new applications for our existing products, to develop new innovative products and grow the market for our products and expertise.

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

Intellectual Property

Our product portfolio and technologies are protected by intellectual property rights including trademarks, copyrights and patents. We have a number of fundamental patents around our sonar products including a patent covering combining two or more acoustic images to produce a composite image. This covers the real time acoustic image generation element of what we do, and we believe it provides us with a competitive advantage. In the last 2 years we have advanced our existing sonar technology and have invented a number of significant innovations around our new technology portfolio. In this connection we have filed a number of patents. During fiscal year 2020, we expect to spend approximately $700,000 in implementing our Patent Strategy.

Patents

Our patented inventions along with our strategy to enhance these inventions are at the heart of the Company’s strategy for growth and development.

Our patent portfolio consists of the following:

Patent Number	Description	Expiration Date

US Patent No. 7,466,628	Concerns a “Method of constructing mathematical representations of objects from reflected sonar signals.”	August 15, 2026

US Patent No. 7,489, 592	Concerns a “Method of automatically performing a patch test for a sonar system, where data from a plurality of overlapping 3D sonar scans of a surface, as the platform is moved, are used to compensate for biases in mounting the sonar system on the platform”.	January 19, 2027

US Patent No. 7,898,902	Concerns a “method of representation of sonar images” allowing sonar three-dimensional (3D) data to be represented by a two-dimensional image.	June 13, 2028

US Patent No. 8,059,486	Concerns a method of rendering volume representation of sonar images.	April 16, 2028

US Patent No. 8,854,920	Concerns a method of volumetric rendering of three-dimensional sonar data sets	September 5, 2032

US Patent No. 9,019,795	Method of object tracking using sonar imaging	September 5, 2032

US Patent No. 10,088,566	Object Tracking using sonar imaging	October 30, 2035

JP Patent No. 5565964	To provide a method for drilling/levelling thereof by an Underwater drilling/levelling work machine construction device	January 31, 2031

JP Patent No. 5565957	To Provide a construction management method by a 3-Dimensional Sonar by construction management device	October 31, 2030

Trademarks

We own the registered trademarks listed below and they are used in conjunction with the products that we market and sell:

Coda®, Octopus®, CodaOctopus®, CodaOctopus & Design®, Octopus & Design®, F180®, F280®, F280 Series®, Echoscope®, Echoscope 4G®, Echoscope 5D®, 5D Echoscope®, Echoscope 6D®, 6D Echoscope®, Ping-Pong Echoscope Sonar®, Ping-Pong Echoscope®, Ping-Pong Sonar®, 4G Underwater Survey Explorer®, 4G USE®, Survey Engine®, Dimension®, DAseries®, CodaOctopus® Vantage; CodaOctopus® UIS; CodaOctopus® USE, Sentiris® and Thermite®.

We also use the following trademarks: CodaOctopus®F170, CodaOctopus®F175, CodaOctopus®F190, CodaOctopus® UIS, CodaOctopus® TEAM and CodaOctopus® TLS.

In addition, we have registered a number of internet domain names including www.codaoctopus.com; www.codaoctopusgroup.com; www.colmek.com and www.martechsystems.co.uk.

Research and Development

During the fiscal years ended 2019 and 2018, we spent approximately $2,801,331 million and $2,571,714 million, respectively, on Research and Development. These expenditures were on the development of our real time Volumetric sonar technology (which we have now advanced to a 5 Dimensional and 6 Dimensional (5D and 6D) sonar capability, our new Motion Sensor F280®, our Artificial Intelligence Algorithm (Automatic Boulder Detection and now Seabed Classification Algorithms), Thermite ® Octal development and developing GEN 1 prototype Head Up Display (DAVS) system pursuant to the Cooperative Research and Development Agreement (CRADA) with NSWC Panama Division for use by NAVSEA.

Research and Development is foundational to our business strategy to maintain our lead in the Real Time Underwater Imaging and in general to grow our business.

We believe we have reached the apotheosis of our investments in R&D in our 4th and 5th generations of our products and as such in 2020, we would expect to maintain R&D at the 2019 level.

The only exceptional expenses we anticipate in the 2020 fiscal year will be in the investments we need to make to transition the production of the Navy Head Up Display (HUD) product production to the Orlando Office. Under the terms of the exclusive license which was granted to us by Naval Surface Warfare Center Panama Division to commercially exploit the invention pertaining to the faceplate of the HUD, the Company must transfer such manufacturing to the USA within 12 months of grant of the exclusive license. Currently, prototyping is done across four sites: two in the UK and two in the USA. We anticipate an investment of around $500,000 in the 2020 period to achieve the transfer. This investment will encompass (i) implementing the required IT and other security measures for our Orlando Facilities; (ii) recruiting and training personnel; and (iii) making our Orlando facilities manufacturing ready.

Our products are complex and therefore we can give no assurance that we will be successful in the above-stated goals. Furthermore, even following launch of any product we may not succeed. Moreover, we may incur significant research and development expenditures without realizing viable products.

Government Regulation

Because of the nature of some of our products, they may be subject to United States and other jurisdictions’ export control regimes and may be exported outside these jurisdictions only with the required level of export license or through an export license exception or general export authorization/license.

We are also required to maintain certain accreditations such as ISO accreditation, approvals to hold government items or materials and/or certain personnel or facility clearances.

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

Employees

As of the date hereof, we employ approximately 120 employees worldwide, of which 12 hold management positions. A large majority of our employees have a background in science, technology and engineering, with a substantial part being educated to degree and PhD level. None of our employees are employed under a collective agreement and we have not experienced any organized labor difficulties in the past.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Orlando, Florida

Our corporate offices are co-located with our subsidiary Coda Octopus Products, Inc. in Orlando. We own these business premises comprising 3,000 square feet that includes office space and R&D facilities.

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

Copenhagen, Denmark

As a mitigation strategy in relation to the UK relationship with the European Union (“Brexit”) we have leased business premises in Copenhagen, Denmark. The lease runs from September 1, 2019 to September 1, 2023 with a clause allowing us to break the lease with effect from September 1, 2019 upon 6 months’ notice.

Annual rent is DKK 131,625 plus Value Added Tax (being an equivalent of $19,660 per annum) with an annual increase of 3%.

Portland, Dorset, UK

Martech uses premises owned by Coda Octopus Products Limited. These premises are located in the Marine Center in Portland, Dorset, United Kingdom, and are owned by Coda Octopus Products Ltd and comprise 9,890 square feet. The building comprises both office space and manufacturing and testing facilities. The lease is on a rent-free basis for a period of 2 years expiring late 2020.

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

Year Ended October 31, 2019	HIGH	LOW
First Quarter	$6.86	$5.23
Second Quarter	$15.30	$5.91
Third Quarter	$18.97	$9.71
Fourth Quarter	$11.66	$7.16

Year Ended October 31, 2018	HIGH	LOW
First Quarter	$6.10	$4.65
Second Quarter	$5.43	$3.31
Third Quarter	$6.15	$3.65
Fourth Quarter	$6.52	$4.12

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

General Overview

We operate two distinct business operations. These are:

●	Marine Technology Business (“also referred to as “Products Segment”); and

●	Marine Engineering Business (“also referred to as “Services Segment”).

Our Marine Technology Business is a technology solution provider to the subsea market. It has a long-established pedigree in this market, and it designs, develops and manufactures proprietary solutions for this market (both for commercial and defense applications) including our range of flagship volumetric real time sonar solutions.

These solutions/products are used primarily in the underwater construction market, offshore oil and gas, offshore wind energy industry, and in the complex dredging, port security, mining and marine sciences sectors. Our customers include service providers to major oil and gas (“O&G”) companies, law enforcement agencies, ports, mining companies, defense bodies, research institutes and universities.

Our Marine Engineering Business is a supplier of engineering services and embedded solutions (such as mission computers) to prime defense contractors such as Raytheon and Northrop Grumman. Generally, the items supplied into the defense market are sub-systems in broader mission critical integrated systems and thus requires a high level of reliability, consistency in standards and robustness.

We have long-standing relationships with prime defense contractors, and we use these credentials to secure more business. We support some significant defense programs by supplying and maintaining proprietary parts (or parts for which we are preferred suppliers) through obsolescence management programs. These services provide recurring stream of revenues for our Services segment.

Both Business Operations have established synergies in terms of customers and specialized engineering skill sets encompassing capturing, computing and displaying data in harsh environments.

Our business is affected by a number of factors including those set out below:

A.	United Kingdom’s withdrawal from the European Union (“Brexit”) including the possibility that such withdrawal will take place without a deal on their future relationship (“No Deal Brexit Issue”)

Following a national referendum and the recent elections in the United Kingdom which saw a majority Government, a bill has now been passed for the United Kingdom to leave the European Union on January 31, 2020. A transitional period of 12 months is expected. During the transitional period, the United Kingdom Government and the European Union will negotiate its future trade relationship. If no agreement is reached, the UK Government which now has a majority for its actions, has stated that it will leave the European Union without a deal on its future relationship,

A No Deal Brexit could affect our UK operations which represents a significant part of our earnings (Coda Octopus Products Limited (Edinburgh-based) and Coda Octopus Martech Limited (Portland, England-based).

The ongoing uncertainty also impacts the British Pound (which is the trading currency of our UK operations). Although the appointment of a majority government on December 13, 2019 saw a surge in the UK Pound against all major currencies, it is expected that the ongoing uncertainty around the future relationship with the European Union will cause the UK Pound to continue to be volatile against major currencies, including the US Dollar. Since our reporting currency is the US Dollar, depreciation of the UK Pound has an adverse impact on revenues reported and devaluation of our consolidated balance sheet assets.

Because there is no precedent for a European Union member state leaving the Union, the full implications for the Company are not clear. The outcome is dependent on the type of future relationship that is struck between the United Kingdom and the European Union. In a worst-case scenario, where no deal on the future of the UK relationship with the European Union is struck, it is widely believed that the World Trade Organization (WTO) rules will apply. Operating on this basis would have far-reaching implications for our Company particularly in the area of costs associated with import/export arrangements for our products including custom duties on purchases and sales and delays and increased compliance costs in the supply chain (both purchasing and selling). We currently benefit from mutual recognition rules in a number of areas including export control requirements and quality standards which allow us to distribute our products freely in the European Union. If these are removed it is likely to involve new qualifications requirements that we would need to meet with the attendant costs and delays involved. Furthermore, if free movement is restricted this will also limit our ability to utilize our trained engineers and experts on customer projects in the European Union.

The Company continues to make plans to mitigate the departure from the European Union. The Company established a company, Coda Octopus Products A/S, in Denmark to maintain a presence in the European Union and to address some of the foreseeable issues. However, we can give no assurance that this in itself would be sufficient to address the impact of both a No Deal Brexit and a No Deal Brexit.

B.	Currency Risks:

The Company’s operations are split between the United States, United Kingdom, Australia, and Denmark. A large proportion of our revenues (approximately 48%) and costs are incurred outside of the USA with a significant part (46% of our total revenues) of that in the United Kingdom (“UK”). In addition, a significant part of our assets (both current and fixed) are held in British Pounds by our foreign subsidiaries. Fiscal years 2017 through 2019 saw the weakening of the British Pound. The continued uncertainty around the future relationship with the European Union and the United Kingdom, is likely to see significant volatility in the British Pound against major currencies. The depreciation of the British Pound against major currencies adversely impacts our revenues as a whole which are reported in U.S. Dollars. Furthermore, a large part of our assets is held in British Pounds while the majority of our liabilities (which comprise our senior secured debentures are maintained in U.S. Dollars see Note 8 - Loans and Notes Payable - of the audited Consolidated Financial Statements October 31, 2019 and 2018). In fiscal year 2019 we incurred a gain on our exchange rate translations in respect of our comprehensive income and loss account. See Note 2, paragraph n, of the audited Consolidated Financial Statements October 31, 2019 and 2018 regarding our Foreign Currency Translation policy. Until a longer-term trade arrangement is agreed between the United Kingdom and the European Union, we expect to see continued volatility in the British Pounds. We currently do not hedge our currency risks. However, we continue to evaluate the prudency of hedging such risks.

C.	Trade Disputes:

The costs of our raw materials could become a serious concern due to inter-country trade disputes. Our US Services Segment has suffered increased cost of raw materials sourced within the United States due to ongoing trade dispute between the USA, China and Canada. Furthermore, with the ongoing trade dispute between the USA and China, the Products Segment has seen a decline of sales into China in the 2019 fiscal year.

D.	Price of Commodities:

The price of commodities, in particular oil and gas (“O&G”). The decline in O&G prices since 2014 with a partial recovery since 2016 has resulted in large scale reductions in capital and operational expenditures and seismic changes in the subsea market. This directly impacts on the Products Segment by reducing the quantity of sales and rentals into O&G and related markets. O&G has remained very competitive and customers are increasingly seeking significant discounts to place orders. Around 7% of the Marine Technology Business revenues emanate from this sector. Historically, and prior to the price downturn, the vast majority of our revenues were generated from O&G sector.

E.	Government Spending for Defense:

The allocation of funds to defense procurement by governments in the United States and the United Kingdom. A large part of our revenues in the Services Segment emanates from government funding in the defense sector. In general, where there is a change of government, spending priorities change which may have an impact on our revenues.

F.	Political Landscape:

Global-political uncertainties affect the markets for our goods and services. For example, the current unrest in Hong Kong has resulted in significant shipments to China being delayed as we have seen an increased number of UK Customs Border Police detaining shipments to China. We anticipate that revenues will be affected if we are unable to meet our contractual obligations as a result of ship detentions.

Global trends which make certain geographical regions more competitive in providing engineering solutions because of lower labor costs (e.g. India and China) are likely to affect our Services Segments.

G.	Resourcing Levels

Being a small technology company, we are hindered in our ability to compete for certain specialized electronic engineering skills as our remuneration package is not as competitive as those offered by bigger companies.

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

In relative terms, the Company has limited external sources of capital available, and as such is reliant upon its ability to sell its products and services to provide sufficient working capital for its operations and obligations. Notwithstanding, on or around November 27, 2019 the Company secured a $4m Revolving Credit Line from HSBC NA, its current bankers which can be used for working capital including expansion activities as required.

I.	Technological Advancement:

A significant part of our growth strategy is predicated on our flagship real time volumetric imaging sonar technology. The technology space is inherently uncertain due to the fast pace of innovations and therefore we can give no assurance that we can maintain our leading position in the real time volumetric imaging sonar market or that innovations in other areas may not surpass our unique capability that we currently supply to subsea market. Some examples of new technology entering the subsea market is LIDAR technology. However, this technology cannot be employed in zero visibility conditions and cannot generate a volume pulse or image moving objects.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported values of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported levels of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes (ASC 740). Under ASC 740, deferred income tax assets and liabilities are recorded for the income tax effects of differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax reporting. The Company’s differences arise principally from the use of various accelerated and modified accelerated cost recovery system lives for income tax purposes versus straight line depreciation used for book purposes and from the utilization of net operating loss carry-forwards.

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

Intangible Assets

Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (i.e. goodwill), customer relationships, non-compete agreements and licenses. Goodwill was allocated to our reporting units based on the original purchase price allocation. Goodwill is not amortized and is evaluated for impairment annually or more often if circumstances indicate impairment may exist. Customer relationships, non-compete agreements, patents and licenses are being amortized on a straight-line basis over periods of 2 to 15 years. The Company amortizes its limited lived intangible assets using the straight-line method over their estimated period of benefit. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

The first step of the goodwill impairment test used to identify potential impairment compares the fair value of the reporting unit with its’ carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The Company will early adopt Accounting Standards Codification 2017 – 04, Simplifying the Test for Goodwill Impairment, which permits the Company to impair the difference between carrying amount in excess of the fair value of the reporting unit as the reduction in goodwill. ASC 2017-04 eliminates the requirement in previous GAAP to perform Step 2 of the goodwill impairment test.

At the end of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the fair value of the reporting unit.

Fiscal Year 2019 Consolidated Results of Operations

During the fiscal year ended October 31, 2019, the Marine Technology Business generated 52% of our consolidated revenues compared to 64% in the previous fiscal year and, similarly, the Marine Engineering Business generated 48% compared to 36% in the previous fiscal year respectively.

Overall, consolidated revenues in the 2019 fiscal year were up by 39.1%; Gross Profit was up by 29.7%; Total Operating Expenses was up by 7.0%; Income from Operations was up by 94.1%; Net Income Before Taxes was up by 106.5%. There were no material exceptional costs or financial events in the 2019 fiscal year, except that in fiscal year 2019, we recorded a tax expense of $1,007,354 compared to a tax benefit of $1,754,169 in the 2018 fiscal year.

In the fiscal year 2019, R&D expenditures increased by 8.9% and SG&A by 8.8%. We believe we have reached the pinnacle of our investments in R&D in our 4th and 5th generations of our products and as such in 2020, we would expect to maintain R&D at approximately the same 2019 levels. The only exceptional expenses we anticipate will be in the investments we need to make to transition the production of the Navy Head Up Display (HUD) product production to the Orlando Office and incubating our embedded solutions division which we see as an investment in future growth of the Company. Under the terms of the exclusive license which is being negotiated with Naval Surface Warfare Center Panama Division to practice the invention pertaining to the HUD face plate, the Company must transfer such manufacturing within 12 months of grant of the exclusive license. We anticipate an investment of around $500,000 in the 2020 period to achieve the transfer. This investment will encompass (i) implementing the required security measures; (ii) recruiting and training personnel; and (iii) making our Orlando facilities (acquired in 2019) manufacturing ready.

Comparison of fiscal year ended October 31, 2019 (“2019 Fiscal Year” or “2019 FY”) to fiscal year ended October 31, 2018 (“2018 Fiscal Year” or “2018 FY”)

The information provided below pertains to the Company’s consolidated financial results. For information on the performance of each Segment including the disaggregation of revenues and geographical split, see Note 12 of our audited Consolidated Financial Statements of October 31, 2019 and 2018.

Revenue:

Year Ended October 31, 2019	Year Ended October 31, 2018	Percentage Change
$25,056,934	$18,019,429	Increase of 39.1%

We realized a significant increase in revenues in the 2019 FY compared to the 2018 FY. This is because in the 2019 FY our Services Segment achieved its revenue plan unlike the 2018 FY where it experienced delay in securing anticipated annual defense contracts as a result in the delay in the adoption of the US Federal Defense Budget. In the 2019 FY the Services Segment received backlog orders and is now back on plan.

During 2019 Fiscal Year, the Products Segment generated revenues of $12,908,110 and Services Segment $12,148,824. During the 2019 FY, the Products Segment revenues grew by 12.7% over the 2018 FY and the Services Segment revenues grew by 84.9% over the said period.

During the 2019 FY, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $6,764,199 or 27% of net revenues during the 2019 FY. Total accounts receivable from this customer at October 31, 2019 was $898,584 or 20% of accounts receivable.

Gross Margin:

Year Ended October 31, 2019	Year Ended October 31, 2018	Percentage Change
65.5%	70.3%	Decrease of 4.8 percentage points
(gross profit of $16,429,319)	(gross profit of $12,662,362)

Gross Margin is determined by the composition of our consolidated sales achieved in the reporting period. In general, the Gross Profit Margins are greater on the Products Segment sales than the Services Segment as the latter’s margins are dictated by government contracting rules. Further variations in Gross Margin depend on the composition of sales in each segment, for example, in respect of the Products Segment margins may vary according to whether it is software or hardware, outright sale versus rental or lease. On the Services side margins fluctuate less. However, margins will depend on whether the sale relates to development or manufacturing. In the 2019 FY, margins were less due to the fact that there were more units of sale from the Services Segment than in the 2018 FY.

For more detailed information on the composition and disaggregation of our revenues, please refer to Note 12 of our audited Consolidated Financial Statements of October 31, 2019 and 2018 (“Segment Analysis” section).

Research and Development (R&D):

Year Ended October 31, 2019	Year Ended October 31, 2018	Percentage Change
$2,801,331	$2,571,714	Increase of 8.9%

We continue to invest in research and development to further our business goals including maintaining our lead in volumetric imaging sonar sector (Products Segment) and becoming an embedded supplier of mission computers through re-engineering our Thermite® (now Thermite® Octal) via our Services Segment and launching derivatives of the newly designed Thermite® Octal. The key Unique Selling Point for the Thermite® range is that we can customize these for specific customer requirements. Big competing companies sell standard mission computers and in general do not customize per requirement.

In the 2019 FY this category of expenditure increased by 8.9%.

In the 2019 FY, the Products Segment continued to invest in the 4th Gen and 5th Gen of its products (including its real time volumetric imaging sonar). In early 2020, the Products Segment will be transitioning a number of new products from our R&D division into production and for sale in the market such as its 5th Gen 5 Dimensional and 6 Dimensional (5D and 6D) sonars. This is a significant milestone for the business, and we believe will be pivotal in giving the Company a decisive and irrefutable lead in the underwater volumetric imaging sonar market. No other sonar is either 5D or 6D capable allowing the user to have configurable real time 3D data sets in parallel (Echoscope® PIPE). Many competing companies have recognized the importance of real time 3D and have started labelling their products as such. Our leap forward to a 6D platform will decisively distinguish our capabilities and we hope will cement our lead.

The Services Segment continues to invest in Thermite® Octal and we have now established an embedded engineering division within the Services Segment – with the goal of providing customizable Thermite® Octal solutions for embedding into a broader range of customer programs and solutions.

In the FY2019 Period, the Group invested in engineering GEN 1 of the production prototype of the Head Up Display System for Divers (the “HUD”) pursuant to the collaboration under the Cooperative Research and Development Agreement (“CRADA”) with Naval Surface Warfare Center, Panama Division (“NSWC PCD”) for NAVSEA entered into on or around July 2018. Under its terms, the Company was required to take NSWC’s concept into production by funding and delivering the GEN 1 HUD Prototype within 12 months of the Agreement. The Company has now achieved this goal and this has been formally confirmed by the Project Sponsor NAVSEA.

Following the successful transitioning of the GEN 1 HUD product from NSWC PCD, the Company has now entered into an exclusive license with NSWC PCD to manufacture and sell in the commercial market in the USA. Subject to the terms of the exclusive license (such as payment of fees and royalties), the license will be for the duration of the Licensor’s patent pertaining to the face plate used in the HUD and will be exclusive. It allows us to practice the invention in the USA in the commercial market. However, no license is required for sales outside of the USA or sales to the government. We also will have to pay an annual license fee and royalties on commercial sales. We also expect the Coda Octopus Echoscope® and HUD system will be included on the Approved Navy Use (ANU) list allowing the Navy and government bodies to acquire these items.

We anticipate that a small number of GEN 1 HUD units will be purchased across various Navy divisions and by NASA in 2020 for continued assessment. In the same time frame, we also expect to receive R&D funding from the Navy to commence the second generation (GEN 2) development between in January 2020.

We further anticipate that the GEN 1 HUD will be operational in the Navy Fleet in early 2020.

We budgeted a total of $500,000 for the development of the first prototype HUD in 2019 and have largely expended this amount.

We believe we have reached the pinnacle of our current R&D investments in our products and we would expect that in 2020 these expenditures will remain approximately at the 2019 level. Furthermore, we expect that GEN 2 of the HUD will be funded by the Navy.

Changes in this category by Segment are set out immediately below:

Description	Amount		% increase / (decrease)
Marine Technology Business (Products Segment) 2019FY		$2,208,749	7.4%
Marine Technology Business (Products Segment) 2018FY		$2,048,205
Marine Engineering Business (Services Segment) 2019 FY		$146,061	(64.93%)
Marine Engineering Business (Services Segment) 2018 FY		$455,414
Coda Octopus Group, Inc. 2019 FY (representing the HUD Costs)		$446,521	Infinite
Coda Octopus Group, Inc. 2018 FY	$	Nil

We believe that we are at the point where we can now manage down R&D expenditures as we have achieved a number of significant development milestones. We will continue to innovate but we believe our 2020 focus will be in the areas of developing the market for our newly innovated and launched products – thus redirecting investments into sales and marketing.

Selling, General and Administrative Expenses (SG&A):

Year Ended October 31, 2019	Year Ended October 31, 2018	Percentage Change
$7,374,551	$6,779,881	Increase of 8.8%

Key Areas of SG&A Expenditure across the Group for the year ended October 31, 2019 compared to the year ended October 31, 2018

Expenditure	October 31, 2019	October 31, 2018	Percentage Change
Wages and Salaries	$3,048,783	$3,070,548	Decrease of .7%
Legal and Professional Fees (including accounting, audit and investment banking services)	$1,046,005	$1,054,379	Decrease of 0.8%
Rent for our various locations	$85,303	$84,462	Increase of 1%
Marketing	$173,810	$125,411	Increase of 38.6%

In our core areas of reporting on SG&A expenditures, variations between the 2019 FY and the 2018 FY were relatively modest, except in the category of Marketing where we expect this to continue to increase to reflect the increased marketing and sales related activities we will be performing in connection with our various product launches and strategy to increase our sales, mainly in the Products Segment. We intend to launch some significant products in 2020 and we are refocusing our investments from R&D to sales and marketing. We therefore expect SG&A to increase to reflect investments we are making in recruiting a number of senior sales personnel across the Group.

In the 2020 FY, we expect to invest more in Marketing where we have a number of significant new products to bring to market including our 5th Gen 5D and 6D sonars and our Head Up Display (HUD) real time diving solutions for both the defense and commercial markets. The investment involves bringing in new sales and marketing staff, attending more trade events and travelling to see potential customers.

In respect of the category “Rent”, we expect this to be substantially lower in the 2020 period as most of our facilities associated with our operations are owned, except for our premises in Denmark where we have taken on new premises to ensure that we can continue to operate in the European Union irrespective of the outcome of Brexit (see the beginning of Item 7 where we discuss Brexit and its implications for our business, more fully).

In the 2019 FY we had expenses of $650,409 for stock based compensation (a non-cash item) as compared to $448,449 in the corresponding 2018 FY.

Operating Income:

Year Ended October 31, 2019	Year Ended October 31, 2018	Percentage Change
$6,253,437	$3,310,767	Increase of 88.9%

In the 2019 FY both operating businesses (Products and Services) largely performed their business plan which resulted in an increase in revenues even though Gross Margins were less and R&D and SG&A increased.

Interest Expense:

Year Ended October 31, 2019	Year Ended October 31, 2018	Percentage Change
$91,096	$249,090	Decrease of 63.4%

On or around April 28, 2017 we entered into a Senior Secured Debenture Instrument with HSBC NA (“HSBC Debenture”) for an amount of $8,000,000 (“Proceeds”). This HSBC Debenture has an interest rate of 4.56% per annum. The Proceeds from the HSBC Debenture were used to repay an existing Senior Debenture which was obtained in 2007. As the interest payable under the HSBC Debenture was significantly lower, this resulted in this category of interest being reduced over time.

On or around March 28, 2018, using proceeds from a capital raise, the Company reduced its indebtedness under the HSBC Debenture to approximately $1,917,602. As of October 31, 2019, our balance on the HSBC Debenture was $1,059,574. The amortization schedule for the HSBC Debenture is set out in Note 8 of the audited Consolidated Financial Statements of October 31, 2019 and 2018.

Due to the events described in the preceding paragraph, our interest expense was reduced significantly in the 2019 FY.

Other Income:

Year Ended October 31, 2019	Year Ended October 31, 2018	Percentage Change
$70,212	$41,222	Increase of 70.3%

The make-up of this category is UK Value Added Tax rebates from purchases made outside of the European Union by our UK operations and is subject to fluctuations based upon the amount of those purchases.

Net Income before Income taxes for the year ended October 31, 2019 compared to the year ended October 31, 2018

Year Ended October 31, 2019	Year Ended October 31, 2018	Percentage Change
$6,232,553	$3,102,899	Increase of 100.9%

In the 2019 FY, Net Income before taxes was considerably greater as a result of a 39.7% increase in our revenues over the 2018 FY. Although margins were lower in the 2019 FY, Gross Profit was up along with an increase of 100.6% increase in our Income from Operations, despite significant increases in both R&D and SG&A expenditures (increased by 12.5% during this fiscal year).

Net Income after Income taxes for the year ended October 31, 2019 compared to the year ended October 31, 2018

Year Ended October 31, 2019	Year Ended October 31, 2018	Percentage Change
$5,225,199	$4,988,531	Increase of 4.7%

Although Net Income after taxes increased by 7.6% in the 2019 FY, the increase is not proportional to our 2018 FY net financial results. This is due to the Company in the 2018 FY recognizing and recording a tax benefit of $1,754,169 as a result of management’s judgement in the 2018 FY that the probability of utilizing the Company’s Net Operating Loss (“NOLs”) carry forwards had materially increased. In the 2018 FY, our Net Income after tax included a tax benefit of $1,754,169 whereas in the 2019 FY the Company recorded a tax expense of $1,007,354.

Comprehensive Income for the year ended October 31, 2019 compared to the year ended October 31, 2018

Year Ended October 31, 2019	Year Ended October 31, 2018	Percentage Change
$5,318,454	$4,798,299	Increase of 10.8%

We conduct a large part of our business in various foreign currencies, for example, the British pound and Australian Dollars.

This category is affected by foreign currency adjustments during the reporting period. In the 2019 FY we had a gain of $93,255 compared to a loss of $190,232 in the 2018 FY. There are generally significant foreign currency fluctuations particularly between the US$ (our reporting currency) and the British Pound. Since the UK decided to leave the European Union the British pound has been falling significantly against the US dollar (see Note 2 paragraph n of Notes to the audited Consolidated Financial Statements for October 31, 2019 and 2018 for fuller information regarding our Foreign Currency Translation policy). See also Item 7 (Management Discussions and Analysis of Financial Conditions and Results of Operations), where we discuss “Currency Risks”.

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

There are inter-segment sales in the table below which have been eliminated from our financial statements. However, for the purpose of segment reporting, these inter-segment sales are included in the table below only.

The following tables summarize certain balance sheet and statement of operations information by reportable segment for the financial years ending October 31, 2019 and 2018, respectively.

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Year Ended October 31, 2019

Revenues from External Customers	$12,908,110	$12,148,824	$-	$25,056,934

Cost of Revenues	2,519,768	6,107,847	-	8,627,615

Gross Profit	10,388,342	6,040,977	-	16,429,319

Research & Development	2,208,749	146,061	446,521	2,801,331
Selling, General & Administrative	3,080,134	2,492,410	1,802,007	7,374,551

Total Operating Expenses	5,288,883	2,638,471	2,248,528	10,175,882

Income (Loss) from Operations	5,099,459	3,402,506	(2,248,528)	6,253,437

Other Income (Expense)

Other Income	70,186	26	-	70,212

Interest (Expense)	(10,564)	(14,820)	(65,712)	(91,096)

Total Other Income (Expense)	59,622	(14,794)	(65,712)	(20,884)

Net Income (Loss) before Income Taxes	5,159,081	3,387,712	(2,314,240)	6,232,553

Income Tax Benefit (Expense)
Current Tax Benefit	(9,391)	33,454	15,359	39,422
Deferred Tax (Expense)	(336,101)	(496,318)	(214,357)	(1,046,776)

Total Income Tax (Expense)	(345,492)	(462,864)	(198,998)	(1,007,354)

Net Income (Loss)	$4,813,589	$2,924,848	$(2,513,238)	$5,225,199

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Year Ended October 31, 2018

Revenues from External Customers	$11,449,416	$6,570,013	$-	$18,019,429

Cost of Revenues	1,894,808	3,462,259	-	5,357,067

Gross Profit	9,554,608	3,107,754	-	12,662,362

Research & Development	2,048,285	523,429	-	2,571,714
Selling, General & Administrative	2,882,049	2,366,226	1,531,606	6,779,881

Total Operating Expenses	4,930,334	2,889,655	1,531,606	9,351,595

Income (Loss) from Operations	4,624,274	218,099	(1,531,606)	3,310,767

Other Income (Expense)

Other Income	39,122	2,100	-	41,222
Interest (Expense) Income	(12,154)	(59,599)	(177,337)	(249,090)

Total Other Income (Expense)	26,968	(57,499)	(177,337)	(207,868)

Net Income (Loss) before income taxes	4,651,242	160,600	(1,708,943)	3,102,899

Income refund (expense)	133,419	-	(1,956)	131,463
Deferred tax benefit	-	-	1,754,169	1,754,169

Income benefit (expense)	133,419	-	1,752,213	1,885,632

Net Income (Loss)	$4,784,661	$160,600	$43,270	$4,988,531

Liquidity and Capital Resources

At October 31, 2019, the Company had an accumulated deficit of $26,769,207, working capital of $21,112,407 and stockholders’ equity of $30,627,773. For the year then ended, the Company generated cash flow from operations of $6,391,269.

We believe that our current level of cash and cash generation will be sufficient to meet our short and medium-term liquidity needs. At October 31, 2019, we had cash on hand of approximately $11.7 million and both billed and unbilled receivables of approximately $6.7 million. Our current cash balance represents approximately 18 months of Selling, General and Administrative Expenses. The Company continues to critically evaluate the level of expenses that we incur and reduce those expenses as appropriate.

Furthermore, on or around November 26, 2019, the Company was granted a revolving line of credit of $4 million from HSBC NA. This line of credit is available to the Company for short term working capital. All amounts under the Revolving Line of Credit are payable at the end of each financial year. The facility is renewable annually. To date, the Company has not borrowed any funds under this credit line, and it has no current intent to borrow any funds under the arrangement in the near future.

Our main liquidity issues are funding our research and development program (“R&D”) which requires significant expenditures in attracting engineering skills and incurring non-recoverable and non-recurring costs for researching, developing and prototyping products; managing our currency exposure; and servicing our senior secured debentures.

We have a significant concern about adverse currency fluctuations and the effect that those currency fluctuations have on our operations and profitability. As mentioned previously, Brexit has had a significant negative effect on the value of the British pound versus the US Dollar. A significant portion of our business is in the United Kingdom and the substantial decrease in the value of the British pound is reflected in lower revenues for our product sales. In addition, all our loans are denominated in US Dollars, which means that the dollar value of those loans has effectively gone up since these are partially serviced with British Pounds. The UK is poised to leave the European Union on January 31, 2020 and fundamental uncertainties will continue until its’ future relationship with the European Union member states is clarified. While we have chosen not to hedge any of our currency exposure, we continue to evaluate the need to do so and will consider a hedging strategy if and when appropriate.

Operating Activities

Net cash generated from operating activities for the year ended October 31, 2019 was $6,391,269. We recorded net income for the period of $5,225,199. Other items in uses and sources of funds from operations included non-cash charges related to depreciation and amortization and stock-based compensation, which collectively totaled $1,493,399. Changes in operating assets decreased net cash from operating activities by $645,553 and changes in current liabilities increased net cash from operating activities by $318,224.

Investing Activities

Net cash used by investing activities for the year ended October 31, 2019 was $1,582,558.

Financing Activities

Net cash used in financing activities for the year ended October 31, 2019 was $692,705 as a result of paying down the debt of the Company and issuing stock for cash.

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

In March 2018, the Company repaid a significant portion of the outstanding HSBC Debenture. As of October 31, 2019, we had $1,059,574 outstanding under this Debenture. We anticipate that the remaining balance will be repaid within 22 months from the end of the 2019 fiscal year.

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

Foreign Currency

The Company maintains its books in local currency: US Dollars for its US operations, Pounds Sterling for its United Kingdom operations, Danish Kroner for its Danish operations and Australian Dollars for its Australian operations.

For the fiscal year ended 2019, 54% of the Company’s operations were conducted inside the United States and 46% outside the United States through its wholly owned subsidiaries. As a result, fluctuations in currency exchange rates may significantly affect the Company’s sales, profitability, balance sheet valuations and financial position when the foreign currencies of its international operations are translated into U.S. dollars for financial reporting. In addition, we are also subject to currency fluctuation risks with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may affect the Company’s business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company’s sales, profits, balance sheet valuations and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements in those currencies could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

The translation of the Company’s UK operations’ British Pound denominated balance sheets and results of operations into US dollars was affected by changes in the average value of the US dollar against the British Pound. The average exchange rate during the 2019 period was $1.275 USD to the GBP against $1.3420 USD to the GBP during the 2018 period – a decline of the value of the GBP against the USD of 5.3%.

The translation of the Company’s Australian operations’ Australian Dollar denominated balance sheets and results of operations into US dollars was affected by changes in the average value of the US dollar against the Australian Dollar. The average exchange rate during the 2019 period was $0.7007 against $0.7534 USD to the AUD during the 2018 period – a decline of the value of the AUD against the USD of 7.5%.

The translation of the Company’s Danish operation’s Danish Kroner (DKK) denominated balance sheets and results of operations into US dollars was minimal and had no material impact on our results.

These are the values that have been used in the calculations below.

The impact of these currency fluctuations on the 2019 period is shown below:

	British Pounds		Australian Dollar		Danish Kroner		US Dollar
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
Revenues	11,484,964	12,092,234	542,072	582,793	-	-	12,027,036	12,675,027	(647,991)
Costs	3,455,893	3,638,624	11,125	11,961	-	-	3,467,018	3,650,585	(183,567)
Net profit (losses)	8,029,071	8,453,610	530,947	570,832	-	-	8,560,018	9,024,442	(464,424)
Assets	17,560,556	17,357,954	748,622	770,336	23,260	23,655	18,332,438	18,151,945	180,493
Liabilities	(1,560,233)	(1,542,232)	(20,000)	(20,580)	3,880	3,946	(1,576,353)	(1,576,353)	(17,487)
Net assets	16,000,323	15,815,722	728,622	749,756	27,140	27,601	16,756,085	16,756,085	163,006

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, decreased net income for the year by $464,424 and increased net assets by $163,006. All of these amounts are material to our overall financial results.

The United Kingdom’s continued relationship with the European Union introduces some ongoing uncertainty which, among other things, is likely to see significant volatility in the UK Pound against major currencies including the US Dollar. This volatility is likely to impact revenues and balance sheet consolidated valuation, since a significant part of our operations are in the United Kingdom. While we have chosen not to hedge any of our currency exposure, we continue to evaluate on an ongoing basis the cost benefit analysis of doing so.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Inflation

The effect of inflation on the Company’s operating results was not significant during the 2019 period.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of October 31, 2019. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Group Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of October 31, 2019. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). Based on its assessment, our management believes that, as of October 31, 2019 our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

We have made material changes in our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. During the fiscal year ended October 31, 2019 we took steps to bolster internal control over financial reporting. As part of that process, we added additional layers of review. We hired an outside consultant to help perform additional review functions and properly segregate duties. Based on its assessment, our management believes that, as of October 31, 2019, our internal control over financial reporting was effective based on those criteria.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are the executive officers and directors as of the date hereof:

Name	Age	Position
Annmarie Gayle	54	Chief Executive Officer and Chairman
Michael Midgley	67	Chief Financial Officer, Chief Executive Officer of Coda Octopus Colmek, Inc.
Blair Cunningham	50	President of Technology
Michael Hamilton	72	Director
Captain Charlie Plumb	77	Director
Mary Losty	60	Director
Tyler G. Runnels	63	Director

Annmarie Gayle has been our Chief Executive Officer and a member of the Board of Directors since 2011 and our Chairman since March 2017. She is also our Chief Executive Officer for our flagship products business, Coda Octopus Products, Limited (UK) since 2013. Prior thereto, she spent two years assisting with the restructuring of our Company. She previously served with the Company as Senior Vice President of Legal Affairs between 2006 and 2007. Earlier in her career she worked for a leading London law practice specializing in Intellectual Property Rights, the United Nations and the European Union. Ms. Gayle has a strong background in restructuring and has spent more than 12 years in a number of countries where she has been the lead adviser to a number of transitional administrations on privatizing banks and reforming state-owned assets in the Central Eastern European countries including banking, infrastructure, mining and telecommunications assets. Ms. Gayle has also managed a number of large European Union funded projects. Ms. Gayle holds a Law degree gained at the University of London and a Masters of Law degree in International Commercial Law from Cambridge University. She is qualified to practice as a solicitor in England & Wales. Because of her wealth of experience in corporate governance, large scale project management, restructuring, strategy, structuring and managing corporate transactions, we believe that she is highly qualified to act as our Chief Executive Officer.

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

G. Tyler Runnels was elected as a director at the 2018 annual meeting to fill a vacancy. Mr. Runnels has nearly 30 years of investment banking experience including debt and equity financings, private placements, mergers and acquisitions, initial public offerings, bridge financings, and financial restructurings. Since 2003 Mr. Runnels has been the Chairman and Chief Executive Officer of T.R. Winston & Company, LLC, an investment bank and member of FINRA, where he began working in 1990. Mr. Runnels was an early stage investor in our company and T.R. Winston & Company, LLC has served as our exclusive placement agent in one of our private placements raising early rounds of capital for our company. Mr. Runnels has successfully completed and advised on numerous transactions for clients in a variety of industries, including healthcare, oil and gas, business services, manufacturing, and technology. Mr. Runnels is also responsible for working with high net worth clients seeking to diversify their portfolios to include real estate products through established relationships with real estate brokers, accountants, attorneys, qualified intermediaries and financial advisors. Prior to joining T.R. Winston & Co., LLC, Mr. Runnels held the position of Senior Vice President of Corporate Finance for H.J. Meyers & Company, a regional investment bank. Mr. Runnels received a B.S. and MBA from Pepperdine University. Mr. Runnels holds FINRA Series 7, 24, 55, 63 and 79 licenses.

Captain J. Charles Plumb has been a member of Coda’s Board of Directors since September 2019. Captain Plumb is a retired U.S. Navy fighter pilot. On his 75th combat mission, just five days before the end of his tour in Vietnam, he was shot down over Hanoi, taken prisoner and tortured. During his nearly six years as a prisoner of war, he distinguished himself as a pro in underground communications. He was a great inspiration to all the other POWs and served as chaplain for two years. Following his repatriation, Captain Plumb continued his Navy flying career in Reserve Squadrons where he flew A-4 Sky Hawks, A-7 Corsairs and FA-18 Hornets. His last two commands as a Naval Reservist were on the Aircraft Carrier Corral Sea and at Fighter Air Wing in California. He retired from the United States Navy after 28 years of service. His military honors include two Purple Hearts, the Legion of Merit, the Silver Star, the Bronze Star and the P.O.W. Medal. He has been a motivational speaker, consultant and executive coach since 1973. His clients include General Motors, Fedex, Hilton, Aflac, the U.S. Navy, BMW and NASA. Since 2010, he has been member of the Board of Directors of the Lightspeed Aviation Foundation. Captain Plumb earned a B.S. in electrical engineering from the U.S. Naval Academy at Annapolis. We selected Captain Plumb because of his close ties to the U.S. Defense establishment.

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

Family Relationships

Other than Tyler Runnels and Charlie Plumb who are brothers in law, none of our Directors are related by blood, marriage, or adoption to any other Director, executive officer, or other key employees.

Board Leadership Structure

The Board of Directors is currently chaired by the Chief Executive Officer of the Company, Annmarie Gayle. The Company believes that combining the positions of Chief Executive Officer and Chairman of the Board of Directors helps to ensure that the Board of Directors and management act with a common purpose. Integrating the positions of Chief Executive Officer and Chairman can provide a clear chain of command to execute the Company’s strategic initiatives. The Company also believes that it is advantageous to have a Chairman with an extensive history with, and knowledge of, the Company. Notwithstanding the combined role of Chief Executive Officer and Chairman, key strategic initiatives and decisions involving the Company are discussed and approved by the entire Board of Directors. The Company believes that the current leadership structure and processes maintains an effective oversight of management and independence of the Board of Directors as a whole without separate designation of a lead independent director. However, the Board of Directors will continue to monitor its functioning and will consider appropriate changes to ensure the effective independent function of the Board of Directors in its oversight responsibilities.

Independence of the Board of Directors and its Committees

After review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its Independent Registered Public Accounting Firm, the Board of Directors has determined that all of the Company’s directors are independent within the meaning of the applicable NASDAQ listing standards, except Ms. Gayle, the Company’s Chairman and Chief Executive Officer. The Board of Directors met four times and acted by unanimous written consent four times during the fiscal year ended October 31, 2019. Each member of the Board of Directors attended all meetings of the Board of Directors held in the last fiscal year during the period for which he or she was a director and of the meetings of the committees on which he or she served in the last fiscal year during the period for which he or she was a committee member.

The Board of Directors has three committees: the Audit Committee, the Compensation Committee and the Nominating Committee. Below is a description of each committee of the Board of Directors. The Board of Directors has determined that each member of each committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment with regard to the Company.

Audit Committee

The Audit Committee of the Board of Directors oversees the Company’s corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee, among other things: evaluates the performance, and assesses the qualifications, of the Independent Registered Public Accounting Firm; determines and pre-approves the engagement of the Independent Registered Public Accounting Firm to perform all proposed audit, review and attest services; reviews and pre-approves the retention of the Independent Registered Public Accounting Firm to perform any proposed, permissible non-audit services; determines whether to retain or terminate the existing Independent Registered Public Accounting Firm or to appoint and engage a new independent registered Public Accounting Firm for the ensuing year; confers with management and the Independent Registered Public Accounting Firm regarding the effectiveness of internal control over financial reporting; establishes procedures as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews the financial statements to be included in the Company’s Annual Report on Form 10-K and the Company’s periodic quarterly filings on Form 10-Q, recommends whether or not such financial statements should be so included; and discusses with management and the Independent Registered Public Accounting Firm the results of the annual audit and review of the Company’s quarterly financial statements.

The Audit Committee is currently composed of three outside directors: Michael Hamilton (Chairman), Mary Losty and Captain J. Charles Plumb. The Audit Committee met five times during the fiscal year ended October 31, 2019. The Audit Committee Charter is available on the Company’s website, www.codaoctopusgroup.com.

The Board of Directors periodically reviews the NASDAQ listing standards’ definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A) of the NASDAQ listing standards and Rule 10A-3(b)(1) of the Securities Exchange Act, as amended). The Board of Directors has determined that Michael Hamilton qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Mr. Hamilton’s level of knowledge and experience based on a number of factors, including his formal education and his service in executive capacities having financial oversight responsibilities.

Compensation Committee

The Compensation Committee of the Board of Directors reviews, modifies and approves the overall compensation strategy and policies for the Company. The Compensation Committee, among other things, reviews and approves corporate performance goals and objectives relevant to the compensation of the Company’s officers; determines and approves the compensation and other terms of employment of the Company’s Chief Executive Officer; determines and approves the compensation and other terms of employment of the other officers of the Company; and administers the Company’s stock option and purchase plans, pension and profit sharing plans and other similar programs.

The Compensation Committee is composed of three outside directors: Chairman Captain J. Charles Plumb, Mary Losty and G. Tyler Runnels. All members of the Compensation Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Compensation Committee met three times during the fiscal year ended October 31, 2019. The Compensation Committee Charter is available on the Company’s website, www.codaoctopusgroup.com.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee has at any time been an employee of ours. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Nominating Committee

The Nominating Committee of the Board of Directors is responsible for, among other things, identifying, reviewing and evaluating candidates to serve as directors of the Company; reviewing, evaluating and considering incumbent directors; recommending to the Board of Directors for selection candidates for election to the Board of Directors; making recommendations to the Board of Directors regarding the membership of the committees of the Board of Directors, and assessing the performance of the Board of Directors.

The Nominating and Governance Committee is currently composed of three outside directors: Mary Losty (Chair), G. Tyler Runnels and Captain J. Charles Plumb. All members of the Nominating Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Nominating Committee met three of times during the fiscal year ended October 31, 2019. The Nominating Committee Charter is available on the Company’s website, www.codaoctopusgroup.com.

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

Employment Agreements

Annmarie Gayle

Pursuant to the terms of an employment agreement dated March 16, 2017, the Company employs Ms. Gayle as its Chief Executive Officer on a full-time basis and a member of its Board of Directors. Effective July 1, 2019, Ms. Gayle’s annual salary was revised from $230,000 to $305,000. She is also entitled to an annual performance bonus of up to $100,000, upon achieving certain targets that are to be defined on an annual basis. The agreement provides for 30 days of paid vacation in addition to public holidays observed in Scotland.

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

Blair Cunningham

Under the terms of an employment contract dated January 1, 2013, our wholly owned subsidiary Coda Octopus Products, Inc. employs Blair Cunningham as its Chief Executive Officer and President of Technology. He is being paid an annual base salary of $200,000 with effect from January 1, 2020, subject to review by the Company’s Chief Executive Officer. Mr. Cunningham is entitled to 25 vacation days in addition to any public holiday.

The agreement may be terminated only upon twelve-month prior written notice without cause. The Company may terminate the agreement for cause, immediately and without notice. Among others, “for cause” includes gross misconduct, a serious or repeated breach of the agreement and negligence and incompetence as reasonably determined by the Company’s Board. The agreement includes an 18-month non-compete and non-solicitation provision.

Michael Midgley

Pursuant to the terms of an employment agreement dated June 1, 2011, Mike Midgley was appointed the Chief Executive Officer of our wholly owned subsidiary Coda Octopus Colmek, Inc and our Chief Financial Officer. He is being paid an annual salary of $210,000 with effect from January 1, 2020 subject to an annual review by Colmek’s Board of Directors and the Company’s Chief Executive Officer. Mr. Midgley is entitled to 20 vacation days in addition to any public holiday.

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

ITEM 11. EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered for the fiscal years ended October 31, 2019 and 2018 by our executive officers. The following information includes the dollar value of base salaries, bonus awards, stock options grants and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Option Awards	* All Other Compensation	Total
		($)	($)	($)	($)	($)	($)

Annmarie Gayle**	2019	255,003	-0-	-0-	-0-	-0-	255,003
Chief Executive Officer	2018	230,000	-0-	-0-	-0-	-0-	230,000

Michael Midgley	2019	200,000	-0-	-0-	-0-	7,479	207,579
Chief Financial Officer	2018	200,000	-0-	-0-	-0-	11,558	211,558

Blair Cunningham	2019	179,000	-0-	-0-	-0-	18,952	197,952
President of Technology	2018	172,000	-0-	-0-	-0-	18,085	190,085

*The amounts described in the category of “All Other Compensation” comprise Health, Dental, Vision, Short Term Disability, Long Term Disability and Accidental Death and Dismemberment insurance premiums which the Company contributed to the officers’ identified plan.

**Ms. Gayle’s salary was revised effective July 1, 2019.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to each of our directors (who are not also officers of the Company) for the fiscal year ended October 31, 2019, in connection with their services to the company. In accordance with the Commission’s rules, the table omits columns showing items that are not applicable. Except as set forth in the table, no other persons were paid any compensation for director services.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Michael Hamilton	40,000	-	40,000
Per Wimmer*	36,556	-	36,556
Captain J Charles Plumb	3,444	-	3,444
Mary Losty	40,000	-	40,000
Tyler G Runnels	40,000	42,287	82,287

*Mr. Wimmer did not stand for re-election at our most recent annual meeting of stockholders and, accordingly, retired from our Board of Directors effective September 10, 2019.

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

The maximum number of shares of Common Stock that will be available for issuance under the Plan is 913,612. The shares available for issuance under the Plan may, at the election of the Committee, be either treasury shares or shares authorized but unissued, and, if treasury shares are used, all references in the Plan to the issuance of shares will, for corporate law purposes, be deemed to mean the transfer of shares from treasury.

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

On September 16, 2019, the Company issued 25,000 shares of common stock pursuant to the terms of the Company’s Stock Incentive Plan 2017 to a director of one of our foreign subsidiaries for services rendered. These were valued at $260,500.

On September 16, 2019, the Company issued a total of 5,357 shares of common stock pursuant to the terms of the Company’s Stock Incentive Plan 2017 to one of its employees for services rendered. These were valued at $55,820.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our common stock are required to report their ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain reporting persons that no other reports were required, except as set forth below, we believe that during our fiscal year ended October 31, 2019, no reports relating to our securities required to be filed by current reporting persons were filed late.

Bryan Ezralow and the Bryan Ezralow 1994 Trust were late in their filing of a Form 4 relating to a transaction that took place on May 14, 2019.

Steven Emerson was late in his filing of a transaction that took place May 14, 2019.

G. Tyler Runnels, one of our directors, was late in his filing of a transaction that took place on July 25, 2019.

We will continue monitoring Section 16 compliance by each of our directors and executive officers and will assist them where possible in their filing obligations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 22, 2020, regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock. The percentage ownership in this table is based on 10,721,881 shares issued and outstanding as of January 27, 2020.

Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock
Michael Hamilton	7,143	*
Annmarie Gayle (2)	13,037	*
Michael Midgley	7,143	*
Blair Cunningham	24,297	*
J. Charles Plumb (3)	5,000	*
Mary Losty	82,143	*
Niels Sondergaard Carit Etlars Vej 17A 8700 Horsens Denmark	2,317,486	21.6%
G. Tyler Runnels (4) 2049 Century Park East, Suite 320 Los Angeles, CA 90067	1,141,232	10.6%
J. Steven Emerson (5) 1522 Ensley Avenue Los Angeles, CA 90024	1,048,935	9.8%
Bryan Ezralow (6) 23622 Calabasas Rd. Suite 200 Calabasas, CA 91302	1,083,610	10.2%
FH Fentener van Vlissingen (7) Albert Hahnplantsoen 23 Amsterdam The Netherlands	709,818	6.6%
All Directors and Executive Officers as a Group (Seven persons):	1,399,308	13.1%

*) Less than 1%.

1)	Unless otherwise indicated, the address of all individuals and entities listed below is c/o Coda Octopus Group, Inc. 3300 S Hiawassee Rd, Suite 104-105, Orlando, Florida, 32835.
2)	Does not include 2,317,486 shares beneficially owned by Ms. Gayle’s domestic partner. Ms. Gayle disclaims any beneficial ownership in those shares.
3)	Does not include 6,434 shares that vest in September 2020.

42

4)

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

5)

Includes the following: 148,081 held by J. Steven Emerson IRA R/O II; 216,073 shares held by J. Steven Emerson Roth IRA; 49,328 shares held by the Brian Emerson IRA; 310,928 shares held by Emerson Partners; 56,146 shares held by 1993 Emerson Family Trust; 8,286 shares held by the Alleghany Meadows IRA; and 8,286 shares held by the Jill Meadows IRA. The Company has been advised that Mr. Emerson has voting and dispositive power with respect to all of these shares.

6)	Consists of 1,012,569 shares held by the Bryan Ezralow 1994 Trust u/t/d 12/22/1994; and 177,041 shares held by EZ MM&B Holdings, LLC. The Company has been advised that Mr. Ezralow has voting and dispositive power with respect to these shares.
7)	According to filings made with the Securities and Exchange Commission, Sandy Hills BV directly owns all of the shares reported herewith. Malabar Hill NV, as the statutory director of Sandy Hills BV, and Drs F.H. van Vlissingen, as statutory director of Malabar Hill NV, have voting and dispositive power over the shares held by Sandy Hills BV.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On October 24, 2016, our CEO provided a loan of $1,000,000 to our subsidiary Coda Octopus Colmek. The loan provided for 4.5% interest and a repayment date of November 30, 2018. This amount was repaid in full on or around December 24, 2018. No further amounts are payable to our CEO under the loan agreement.

On or around March 4, 2019, we sold residential property located in Orlando (purchased by the Company in February 2016) to one of our executive officers for $705,000 in cash net of closing costs. The sale price was deemed fair market value based on a review of comparable sales and was approved by the Company’s board of directors. The proceeds of this sale were used to purchase a business property in Orlando (Offices and Manufacturing Plant) for our ongoing expansion activities.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Frazier & Deeter, LLC, our principal accountants, for professional services rendered for the audit of the Company’s annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company’s Quarterly reports on Form 10-Q during the last two fiscal years 2019 and 2018 were $204,198 and $173,470 respectively.

Audit-Related Fees. The aggregate fees billed by Frazier & Deeter, LLC, our principal accountants, for professional services rendered in connection with the audits of the Company, the review of and consent to the filing of registration statements, and assistance in responding to comment letters issued by the Securities & Exchange Commission during the last two fiscal years 2019 and 2018 were $0 and $0, respectively.

Tax Fees. The Company did not engage its principal accountants to render any tax services to the Company during the last two fiscal years.

All Other Fees. The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than as reported above.

Prior to the Company’s engagement of its independent auditor, such engagement is approved by the Company’s audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company’s Audit Committee Charter, the independent auditors and management are required to report to the Company’s audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by the Company for the year ended October 31, 2019, were approved by the Company’s audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Plan and Agreement of Merger dated July 12, 2004 by and between Panda and Coda Octopus *
3.1	Restated Certificate of Incorporation**
3.1.1.	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock******
3.2	By-Laws *
10.25	Deed of Amendment to Loan Note Transaction Documents dated October 31, 2015 by and between the Company and CCM Holdings LLC***
10.26	[Reserved]
10.27	Employment Contract between Coda Octopus Colmek, Inc. and Mike Midgley****
10.28	[Reserved]
10.29	Employment Contract dated January 1, 2013 between Coda Octopus Products, Inc. and Blair Cunningham****
10.30	Deed of Amendment to Loan Note Transaction Documents dated October 17, 2016 by and between the Company and CCM Holdings LLC**
10.31	Deed of Amendment to Loan Note Transaction Documents dated November 1, 2016 by and between the Company and CCM Holdings LLC*****
10.32	Employment Contract dated March 16, 2017 between the Company and Annmarie Gayle*****
10.33	Loan Agreement, dated as of April 28, 2017, by and between Coda Octopus Group, Inc., Coda Octopus Products, Inc., Coda Octopus Colmek, Inc. and HSBC Bank USA, N.A.******
10.34	Form of Security Agreement, dated April 28, 2017******
10.35	Promissory Note dated April 28, 2017******
10.36	2017 Stock Incentive Plan*******
14	Code of Ethics*******
23.1	Consent of Frazier & Deeter, LLC (filed herewith)
31.1	Chief Executive Office and Chief Financial Officer Certification
32	Certificate Pursuant to 18 U.S.C Section 1350

*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC File No.143144)
**	Incorporated by reference to the Company’s Registration Statement on Form 10.
***	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007
****	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2010
*****	Incorporated by reference to the Company’s Registration Statement on Form 10/A filed March 29,2017
******	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 2, 2017
*******	Incorporated by reference to the Company’s Annual Report on Form 10 for the year ended October 31, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: January 28, 2020	CODA OCTOPUS GROUP, INC.

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

Signature	Title	Date

/s/ Annmarie Gayle	Chief Executive Officer and Chairman	January 28, 2020
Annmarie Gayle	(Principal Executive Officer)

/s/ Michael Midgley	Chief Financial Officer	January 28, 2020
Michael Midgley	(Principal Financial and Accounting Officer)

/s/ Michael Hamilton	Director	January 28, 2020
Michael Hamilton

/s/ Captain Charlie Plumb	Director	January 28, 2020
Charlie Plumb

/s/ Mary Losty	Director	January 28, 2020
Mary Losty

/s/ G. Tyler Runnels	Director	January 28, 2020

Consolidated Financial Statements

For the Years Ended October 31, 2019 and 2018

CODA OCTOPUS GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Coda Octopus Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Coda Octopus Group, Inc. and subsidiaries (the “Company”) as of October 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended October 31, 2019 and 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Frazier & Deeter, LLC

Tampa, Florida

January 28, 2020

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets
October 31, 2019 and October 31, 2018

	2019	2018
ASSETS
CURRENT ASSETS

Cash	$11,721,683	$7,512,422
Accounts Receivable, net	4,431,971	3,326,623
Inventory	5,350,514	3,823,243
Unbilled Receivables	2,279,362	3,013,116
Other Current Assets	117,936	219,424
Prepaid Expenses	198,140	227,479

Total Current Assets	24,099,606	18,122,307

FIXED ASSETS
Property and Equipment, net	5,986,812	5,246,183

OTHER ASSETS
Goodwill and Other Intangibles, net	3,612,891	3,613,952
Deferred Tax Asset	631,684	1,754,169

Total Other Assets	4,244,575	5,368,121

Total Assets	$34,330,993	$28,736,611

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

October 31, 2019 and October 31, 2018

	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts Payable	$1,273,490	$988,148
Accrued Expenses and Other Current Liabilities	396,421	685,454
Loans and Note Payable, current	487,140	964,695
Deferred Revenue, current	830,148	602,914

Total Current Liabilities	2,987,199	3,241,211

LONG TERM LIABILITIES

Deferred Revenue, long term	143,587	48,906
Loans and Note Payable, long term	572,434	1,059,544

Total Long Term Liabilities	716,021	1,108,450

Total Liabilities	3,703,220	4,349,661

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 10,721,881 and 10,640,416 shares issued and outstanding as of October 31, 2019 and 2018, respectively	10,723	10,641
Additional Paid-in Capital	59,521,665	58,599,378
Accumulated Other Comprehensive Loss	(2,135,408)	(2,228,663)
Accumulated Deficit	(26,769,207)	(31,994,406)

Total Stockholders’ Equity	30,627,773	24,386,950

Total Liabilities and Stockholders’ Equity	$34,330,993	$28,736,611

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.
Consolidated Statements of Income and Comprehensive Income
For the Periods Indicated

	Year Ended October 31
	2019	2018

Net Revenues	$25,056,934	$18,019,429
Cost of Revenues	8,627,615	5,357,067

Gross Profit	16,429,319	12,662,362

OPERATING EXPENSES
Research & Development	2,801,331	2,571,714
Selling, General & Administrative	7,374,551	6,779,881

Total Operating Expenses	10,175,882	9,351,595

INCOME FROM OPERATIONS	6,253,437	3,310,767
OTHER INCOME (EXPENSE)
Other Income	70,212	41,222
Interest Expense	(91,096)	(249,090)

Total Other Income (Expense)	(20,884)	(207,868)

NET INCOME BEFORE INCOME TAXES	6,232,553	3,102,899

INCOME TAX BENEFIT (EXPENSE)
Current Tax Benefit	39,422	131,463
Deferred Tax (Expense) Benefit	(1,046,776)	1,754,169

Total Income Tax Benefit (Expense)	(1,007,354)	1,885,632

NET INCOME	$5,225,199	$4,988,531

NET INCOME PER SHARE:
Basic	$0.49	$0.49

WEIGHTED AVERAGE SHARES:
Basic	10,680,007	10,093,538

NET INCOME	$5,225,199	$4,988,531
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	93,255	(190,232)

Total Other Comprehensive Income (Loss)	93,255	(190,232)

COMPREHENSIVE INCOME	$5,318,454	$4,798,299

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended October 31, 2019 and 2018

						Accumulated
	Preferred Stock				Additional	Other
	Series C		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2017	1,000	$1	9,136,121	$9,136	$52,839,651	$(2,038,431)	$(36,982,937)	$13,827,420

Stock Issued to Investors	-	-	1,203,727	1,204	5,311,528	-	-	5,312,732
Stock Issued to Consultants	-	-	37,500	38	170,962	-	-	171,000
Stock Issued to Former Officer	-	-	63,068	63	277,436	-	-	277,499
Redemption of the Series C Preferred Stock	(1,000)	(1)	-	-	(999,999)	-	-	(1,000,000)
Issuance of Stock to Redeem Series C Preferred Stock	-	-	200,000	200	999,800	-	-	1,000,000
Foreign Currency Translation Adjustment	-	-	-	-	-	(190,232)	-	(190,232)
Net Income	-	-	-	-	-	-	4,988,531	4,988,531
Balance, October 31, 2018	-	$-	10,640,416	$10,641	$58,599,378	$(2,228,663)	$(31,994,406)	$24,386,950

Stock Issued to Investors	-	-	23,965	25	105,421	-	-	105,446
Stock Issued to Directors	-	-	32,143	32	302,757	-	-	302,789
Stock Issued to Employee	-	-	5,357	5	55,815	-	-	55,820
Stock Issued to Consultant	-	-	20,000	20	291,780	-	-	291,800
Disgorgement of Stock Sales	-	-	-	-	166,514	-	-	166,514
Foreign Currency Translation Adjustment	-	-	-	-	-	93,255	-	93,255
Net Income	-	-	-	-	-	-	5,225,199	5,225,199
Balance, October 31, 2019	-	$-	10,721,881	$10,723	$59,521,665	$(2,135,408)	$(26,769,207)	$30,627,773

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.
Consolidated Statements of Cash Flows
For the Periods Indicated

	Years Ended October 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,225,199	$4,988,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	833,775	774,743
Stock compensation	650,409	448,499
Loss (Gain) on the sale of property and equipment	9,215	(16,335)
(Increase) decrease in operating assets:
Accounts receivable	(1,105,348)	(1,908,509)
Inventory	(1,527,271)	(349,823)
Unbilled receivables	733,754	(289,944)
Other current assets	101,488	101,390
Prepaid expenses	29,339	64,144
Deferred tax asset	1,122,485	(1,754,169)
(Decrease) increase in operating liabilities:
Accounts payable and other current liabilities	(3,691)	172,400
Deferred revenue	321,915	199,722
Net Cash Provided by Operating Activities	6,391,269	2,430,649
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,263,007)	(565,290)
Purchases of other intangible assets	(38,628)	(71,862)
Proceeds from the sale of property and equipment	719,077	-
Net Cash used in Investing Activities	(1,582,558)	(637,152)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments - loans and notes payable	(964,665)	(6,255,114)
Disgorgement of stock sales	166,514	-
Issuance of common stock for cash	105,446	5,312,732
Net Cash Used in Financing Activities	(692,705)	(942,382)
EFFECT OF CURRENCY EXCHANGE RATE ON CHANGES IN CASH	93,255	(190,232)

NET INCREASE IN CASH	4,209,261	660,883

CASH AT THE BEGINNING OF THE YEAR	7,512,422	6,851,539

CASH AT THE END OF THE YEAR	$11,721,683	$7,512,422
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$91,097	$291,802
Cash paid for taxes	$7,840	$27,192
Non-cash Transactions
Transfer of Demo assets from inventory to property and equipment	$-	$178,829
Common stock issued for redemption of Series C preferred stock	$-	$1,000,000

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Coda Octopus Group, Inc. (“Coda,” “the Company,” or “we”) operates two distinct operating business units. These are the Marine Technology Business (“Products Segment”) and the Marine Engineering Business (“Services Segment”). The Marine Technology Business sells solutions which it designs, develops and manufactures to the subsea market. Among the solutions it designs and develops is its real time volumetric imaging sonar which is a unique and leading product in the subsea market. The Marine Engineering Business supplies proprietary parts (for which it enjoys) sole source status to prime defense contractors. These parts are part of a broader sub-system into mission critical defense systems.

The consolidated financial statements include the accounts of Coda Octopus Group, Inc. and our domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

a. Basis of Presentation

The Company has adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification). The Codification is the single official source of authoritative accounting principles generally accepted in the United States of America (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities, and all of the Codification’s content carries the same level of authority.

b. Cash

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At times such investments may be in excess of federal deposit insurance limits.

c. Trade Accounts Receivable

Trade accounts receivable are recorded net of the allowance for doubtful accounts. The Company provides for an allowance for doubtful collections that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Balances still outstanding after the Company has used reasonable collection efforts are written off though a charge to the valuation allowance and a credit to trade accounts receivable. The allowance for doubtful accounts was $47,807 and $47,807 as of October 31, 2019 and 2018 respectively.

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

e. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred, which aggregated $18,271 and $5,017 for the years ended October, 31 2019 and 2018 respectively.

f. Inventory

Inventory is stated at the lower of cost (weighted average method) or net realizable value. Inventory consisted of the following components:

	October 31, 2019	October 31, 2018

Raw materials and parts	$4,379,260	$2,887,505
Work in progress	517,354	472,204
Finished goods	453,900	463,534
Total Inventory	$5,350,514	$3,823,243

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

h. Revenue Recognition

Beginning on November 1, 2018, the Company adopted the Financial Accounting Standards Board’s Topic 606, Revenue from Contracts with Customers (“Topic 606”). Previously, we had recognized revenue in accordance with FASB Topic 605, Revenue Recognition. After carefully comparing the old and the new revenue standards, we believe that our previous revenue recognition policy is substantially consistent with our new revenue recognition policy and that revenues are consistently stated between periods and there was not a cumulative effect adjustment.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

h. Revenue Recognition (Continued)

Topic 606 has established a five-step process to determine the amount of revenue to record from contracts with customers. The five steps are:

●	Determine if we have a contract with a customer;
●	Determine the performance obligations in that contract;
●	Determine the transaction price;
●	Allocate the transaction price to the performance obligations; and
●	Determine when to recognize revenue.

All of our revenues are earned under formal contracts with our customers and are derived from both sales and rental of underwater technologies and equipment for imaging, mapping, defense and survey applications and from the engineering services that we provide. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential variable consideration. Our product sales do not include a right of return by the customer.

With regard to our Marine Technology Business (Products Segment), all of our products are sold on a stand-alone basis and those market prices are evidence of the value of the products. To the extent that we also provide services (e.g., installation, training, etc.), those services are either included as part of the product or are subject to written contracts based on the stand-alone value of those services. Revenue from the sale of services is recognized when those services have been provided to the customer and evidence of the provision of those services exist.

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

h. Revenue Recognition (Continued)

With respect to revenues related to our Marine Engineering Business (Services Segment) that are generated, there are contracts in place that specify the fixed hourly rate and other reimbursable costs to be billed based on material and direct labor hours incurred. Revenue is recognized on these contracts based on material and direct labor hours incurred. Revenues from fixed-price contracts are recognized on the percentage of completion method, measured by the percentage of costs incurred (materials and direct labor hours) to date to estimated total services (materials and direct labor hours) for each contract. This method is used as we consider expenditures for direct materials and labor hours to be the best available measure of progress on these contracts.

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

Other Revenue Disclosures

See Note 12 – Segment Analysis for a breakdown of revenues from external customers and cost of those revenues between our Product Segment and Services Segment including information on the split of revenues by geography.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

i. Concentrations of Risk

Credit losses, if any, have been provided for in the consolidated financial statements and are based on management’s expectations. The Company’s accounts receivables are subject to potential concentrations of credit risk, since a significant part of the Company’s sales are to a small number of companies (particularly on the Services Segment side) and, even though these are generally established businesses, unforeseen events may affect our customers’ ability to meet their obligations to us. Furthermore, trade disputes may result in impairment or delays in receivables.

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

j. Contracts in Progress (Unbilled Receivables and Deferred Revenue)

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the consolidated balance sheets as Unbilled Receivables of $2,279,362 and $3,013,116 as of October 31, 2019 and 2018, respectively.

Our Deferred Revenue of $973,735 and $651,820 as of October 31, 2019 and 2018, respectively, consists of billings in excess of costs and revenues received as part of our warranty obligations upon completing a sale – elaborated further in the last paragraph of this note.

Revenue received as part of sales of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales which may be purchased by customers. These amounts are amortized over the relevant warranty period (12 is our standard warranty or 24, 36 or 60 months for extended warranty) from the date of sale. These amounts are stated on the consolidated balance sheets as a component of Deferred Revenue and were $497,819 and $335,646 as of October 31, 2019 and 2018, respectively.

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

k. Income Taxes (Continued)

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

l. Intangible Assets

Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (or goodwill), customer relationships, non-compete agreements and licenses. Goodwill was allocated to our reporting units based on the original purchase price allocation. Goodwill is not amortized and is evaluated for impairment annually or more often if circumstances indicate impairment may exist. Customer relationships, non-compete agreements, patents and licenses are being amortized on a straight-line basis over periods of 2 to 15 years. The Company amortizes its limited life intangible assets using the straight-line method over their estimated period of benefit. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. If the Company experiences an impairment of its goodwill, the Company will adopt Accounting Standards Codification 2017 – 04, Simplifying the Test for Goodwill Impairment, which permits the Company to impair the difference between carrying amount in excess of the fair value of the reporting unit as the reduction in goodwill. ASC 2017-04 eliminates the requirement in previous GAAP to perform Step 2 of the goodwill impairment test.

At the end of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the fair value of the reporting unit.

There were no impairment charges recognized during the years ended October 31, 2019 and 2018.

m. Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair values because of the short-term nature of these instruments. The aggregate carrying amount of the notes payable approximates fair value as they bear interest at a market interest rate based on their term and maturity.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

m. Fair Value of Financial Instruments (Continued)

The fair value of the Company’s long-term debt approximates its carrying amount based on the fact that the Company believes it could obtain similar terms and conditions for similar debt.

n. Foreign Currency Translation

Assets and liabilities are translated at the prevailing exchange rates at the balance sheet dates. Related revenues and expenses are translated at weighted average exchange rates in effect during the period. Stockholders’ equity, fixed assets and long-term investments are recorded at historical exchange rates. Resulting translation adjustments are recorded as a separate component in stockholders’ equity as part of accumulated other comprehensive income or (loss) as may be appropriate. Foreign currency transaction gains and losses are included in the consolidated statements of income and comprehensive income.

o. Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. No impairment loss was recognized during the years ended October 31, 2019 and 2018, respectively.

p. Research and Development

Research and development costs consist of expenditures for the development of present and future patents and technology, which are not capitalizable. Under current legislation, we are eligible for UK tax credits related to our qualified research and development expenditures.

Tax credits are classified as a reduction of research and development expense. During the years ended October 31, 2019 and 2018, we had $0 and $140,015 of such credits, respectively.

q. Stock Based Compensation

We recognize the expense related to the fair value of stock based compensation awards within the consolidated statements of income and comprehensive income.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

r. Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income includes gains and losses on foreign currency translation adjustments and is included as a component of stockholders’ equity.

s. Earnings per Share

We compute basic earnings per share by dividing the income attributable to common shareholders by the weighted average number of common shares outstanding in the reporting period. We did not have any dilutive shares in the 2019 or 2018 fiscal years.

Following is a reconciliation of earnings from continuing operations and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share:

	Year	Year
	Ended	Ended
Fiscal Period	Oct 31, 2019	Oct 31, 2018
Numerator:
Net Income (Loss)	$5,225,199	$4,988,531

Denominator:
Basic weighted average common shares outstanding	10,680,007	10,093,538
Earnings from continuing operations

Basic	$0.49	$0.49

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

t. Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Cash Flows for fiscal year ended October 31, 2018, to identify the breakout of the fixed asset additions and disposals. This change in classification does not affect previously reported cash flows from operating activities in the Consolidated Statements of Cash Flows

u. Recent Accounting Pronouncements

On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the balance sheet. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard may be adopted using a prospective transition option that will result in the adoption of this standard prospectively at the beginning of the adoption period (i.e. November 1, 2019 for the Company). We do not have any material lease obligations as we own substantially all of our facilities and believe that the effect of adopting this standard will be immaterial.

With the exception of the updated standard discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

NOTE 3 - INTANGIBLE ASSETS AND GOODWILL

Goodwill and Other Intangible Assets are evaluated on an annual basis. If there is reason to believe that their values have been diminished or impaired, those write-downs will be included in results from operations.

The identifiable intangible assets acquired and their carrying value as of October 31, 2019 and 2018, are as follows:

Amortization of patents, customer relationships, non-compete agreements and licenses included as a charge to income amounted to $39,689 and $47,190 for the years ended October 31, 2019 and 2018, respectively. Goodwill is not being amortized.

	October 31,	October 31,
	2019	2018

Customer relationships (weighted average life of 10 years)	$720,592	$720,592
Non-compete agreements (weighted average life of 3 years)	198,911	198,911
Patents and other (weighted average life of 10 years)	381,785	343,157

Total identifiable intangible assets - gross carrying value	1,301,288	1,262,660

Less: accumulated amortization	(1,070,505)	(1,030,816)

Total intangible assets, net	$230,783	$231,844

Future estimated annual amortization expenses as of October 31, 2019 as follows:

Years Ending October 31,	Amount
2020	40,005
2021	35,443
2022	35,423
2023	33,083
2024	22,092
Thereafter	64,737

Totals	$230,783

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

NOTE 3 - INTANGIBLE ASSETS AND GOODWILL (Continued)

As a result of the acquisitions of Coda Octopus Martech, Ltd., Coda Octopus Colmek, Inc. and Coda Octopus Products, Ltd. the Company has goodwill in the amount of $3,382,108 as of October 31, 2019 and 2018, respectively. The carrying amount of goodwill as of October 31, 2019 and 2018, respectively, are recorded below:

	October 31,	October 31,
	2019	2018
Breakout of Goodwill:

Coda Octopus Colmek, Inc.	$2,038,669	$2,038,669
Coda Octopus Products, Ltd	62,315	62,315
Coda Octopus Martech, Ltd	1,281,124	1,281,124

Total Goodwill	$3,382,108	$3,382,108

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

The goodwill assets of the Company arise chiefly from the acquisition of two wholly owned subsidiaries that comprise the Company’s Services Segments – Coda Octopus Colmek and Coda Octopus Martech. The goodwill impairment evaluation was conducted at the end of the financial year 2019 and management’s opinion is that the carrying values are recoverable.

Based on these evaluations, the fair value of goodwill exceeds its carrying value. As such no impairment was recorded by management.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of:

	October 31, 2019	October 31, 2018

Buildings	$4,654,029	$3,856,860
Land	200,000	340,0000
Office machinery and equipment	3,423,062	2,875,444
Furniture, fixtures and improvements	1,158,033	1,109,225
Totals	9,435,124	8,181,529
Less: accumulated depreciation	(3,448,312)	(2,935,346)

Property and Equipment – Net	$5,986,812	$5,246,183

Depreciation expense for the years ended October 31, 2019 and 2018 was $794,086 and $727,553 respectively.

NOTE 5 - OTHER CURRENT ASSETS

Other current assets consisted of the following at:

	October 31, 2019	October 31, 2018

Deposits/other receivables	$42,932	$162,301
Tax receivables	75,004	57,123
Total Other Current Assets	$117,936	$219,424

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

NOTE 6 – CAPITAL STOCK

Common Stock

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

On February 22, 2018 and March 6, 2018, the Company issued a total of 12,500 shares to two individuals for services rendered. These were valued at $57,250.

On April 19, 2018 the Company issued 63,068 shares of common stock to a former officer pursuant to the terms of a settlement entered into on or around January 14, 2011. These were valued at $277,499.

On August 12, 2018, the Company issued 25,000 shares of common stock to consultants for services rendered. These were valued $113,750.

On October 31, 2018 the Company issued 200,000 shares of common stock to the holders of the Series C Preferred Stock for a value of $1,000,000 pursuant to the terms of Certificate of Designation for the Series C Preferred Stock issued and outstanding which provided for a conversion price of $5.00 per share.

On November 16, 2018, the Company issued 23,965 shares to one investor pursuant to their pre-emption rights under the terms of the private placement effected on or around January 29, 2018 for a purchase price of $105,446.

On February 3, 2019, the Company issued a total of 7,143 shares to one of its directors for services rendered. These were valued at $42,289.

On June 24, 2019, the Company issued 20,000 shares of common stock to consultants for services rendered. These were valued at $291,800.

On September 16, 2019, the Company issued 25,000 shares of common stock pursuant to the terms of the Company’s Stock Incentive Plan 2017 to a director of one of our foreign subsidiaries for services rendered. These were valued at $260,500.

On September 16, 2019, the Company issued a total of 5,357 shares of common stock pursuant to the terms of the Company’s Stock Incentive Plan 2017 to one of its employees for services rendered. These were valued at $55,820.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

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

On or around October 31, 2018, the holders of the Series C Preferred Stock referred to in the preceding paragraph, elected to convert all 1,000 units of Series C Preferred Stock into the Company’s Common Stock.

As of October 31, 2019, there are no Series A or Series C Preferred Stock issued or outstanding.

NOTE 7 - INCOME TAXES

The provision for federal and foreign income taxes consisted of the following:

	October 31, 2019	October 31, 2018
Current income tax expense (benefit)

Federal	$(75,004)	$7,840
Foreign	35,582	(139,303)

Deferred income tax expense (benefit)

Federal	1,046,776	(1,754,169)
Foreign	-	-

Total	$1,007,354	$(1,885,632)

The expense for income taxes differed from the U.S. statutory rate due to the following:

	October 31, 2019	October 31, 2018
Statutory tax rate	21.0%	21.0%
Change in deferred taxes	(4.2%)	(77.5%)
Alternative Minimum Tax (refund)	(1.2%)	0.3%
Foreign tax (benefit) expense	0.5%	(4.5%)

Total	16.1%	(60.7%)

Deferred tax assets consisted of the following on October 31:

	2019	2018
Noncurrent deferred tax assets
U.S. NOL carryforwards	$670,787	$1,754,169
Other Foreign deferred tax liabilities	(39,103)	-

Total	$631,684	$1,754,169

As of October 31, 2019, we had U.S. federal net operating loss (NOL) carryforwards of $3,368,538, which will expire at various dates as follows:

2028	$2,707,158
2029	661,380

Total	$3,368,538

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

NOTE 8 - LOANS AND NOTES PAYABLE

Loans and notes payable consisted of the following at:

	October 31, 2019	October 31, 2018

Secured note payable to HSBC NA with interest payable on the 28th day of each month at 4.56% per annum. Our monthly repayment obligation under this loan is $43,777 (comprising both principal and interest repayment).	$1,059,574	$1,524,239
One of the subsidiaries had an unsecured working capital loan from the CEO of the Group. The note was repaid in full in December 2018 and carried an interest rate of 4.5%.	-	500,000

Total	1,059,574	2,024,239
Less: current portion	(487,140)	(964,695)
Total Long Term Loans and Notes Payable	$572,434	$1,059,544

The remaining payments on the HSBC NA loan at October 31, 2019 are as follows:

Years Ending October 31,	Amount
2020	$487,140
2021	509,807
2022	62,627

Totals	$1,059,574

The HSBC loan is secured by a blanket lien on all of the Company’s US subsidiaries. The foreign subsidiaries are each guarantors of the obligations undertaken in the loan agreement.

We have an unused line of credit for up to $455,000 with HSBC UK to use specifically for bank guarantees and performance bonuses. As of October 31, 2019, the balance is $0.

Subsequent to the end of the financial year 2019, we secured a new line of credit of $4 million which is unused. See Note 14 (Subsequent Events)

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of foreign currency translation adjustments. Total other comprehensive income (loss) was $93,255 and $(190,232) for the years ended October 31, 2019 and 2018, respectively.

A reconciliation of the other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheets is as follows:

	October 31, 2019	October 31, 2018

Balance, beginning of year	$(2,228,663)	$(2,038,431)
Total other comprehensive income for the year - foreign currency translation adjustment	93,255	(190,232)
Balance, end of period	$(2,135,408)	$(2,228,663)

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

NOTE 10 - CONCENTRATIONS

Significant Customers

During the year ended October 31, 2019, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $6,764,199, or 27% of net revenues during the period. Total accounts receivable from this customer at October 31, 2019 was $898,584 or 20% of accounts receivable.

During the year ended October 31, 2018, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenues from this customer was $2,882,761, or 16% of net revenues during the year. Total accounts receivable from this customer at October 31, 2018 was $24,993 or 1% of accounts receivable.

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company’s U.S. subsidiaries maintain a matching 401(k) retirement plan. The plan allows the Company to make matching contributions of 10 cents per dollar of employee contributions, up to a maximum of $1,900. U.S. employees who have at least nine months of service with the Company are eligible. In addition, the Company’s UK subsidiaries operate pension schemes which provide for the payment of the full contribution by the Company. These schemes in the UK operate on a defined contribution money purchase basis and the contributions are charged to operations as they arise. Finally, the Company is obligated to provide pension funding according to Norwegian legislation for its subsidiary located in Norway. The Company has an arrangement that fulfills this requirement. Employee benefit costs for the years ended October 31, 2019 and 2018 were $59,927 and $51,693, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

NOTE 12 - SEGMENT ANALYSIS

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

The following table summarizes segment asset and operating balances by reportable segment as of and for the year ended October 31, 2019 and 2018, respectively.

The Company’s reportable business segments operate in four geographic locations:

●	Americas
●	Europe
●	Australia/Asia
●	Middle East/Africa

Information concerning principal geographic areas is presented below according to the area where the activity has taken place for the year ended October 31, 2019 and 2018 respectively:

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

NOTE 12 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Year Ended October 31, 2019

Revenues from External Customers	$12,908,110	$12,148,824	$-	$25,056,934

Cost of Revenues	2,519,768	6,107,847	-	8,627,615

Gross Profit	10,388,342	6,040,977	-	16,429,319

Research & Development	2,208,749	146,061	446,521	2,801,331
Selling, General & Administrative	3,080,134	2,492,410	1,802,007	7,374,551

Total Operating Expenses	5,288,883	2,638,471	2,248,528	10,175,882

Income (Loss) from Operations	5,099,459	3,402,506	(2,248,528)	6,253,437

Other Income (Expense)

Other Income	70,186	26	-	70,212

Interest (Expense)	(10,564)	(14,820)	(65,712)	(91,096)

Total Other Income (Expense)	59,622	(14,794)	(65,712)	(20,884)

Net Income (Loss) before Income Taxes	5,159,081	3,387,712	(2,314,240)	6,232,553

Income Tax Benefit (Expense)
Current Tax Benefit	(9,391)	33,454	15,359	39,422
Deferred Tax (Expense)	(336,101)	(496,318)	(214,357)	(1,046,773)

Total Income Tax (Expense)	(345,492)	(462,864)	(198,998)	(1,007,354)

Net Income (Loss)	$4,813,589	$2,924,848	$(2,513,238)	$5,225,199

Supplemental Disclosures

Total Assets	$19,206,401	$14,165,120	$959,472	$34,330,993

Total Liabilities	$1,573,572	$962,641	$1,167,007	$3,703,220

Revenues from Intercompany Sales - eliminated from sales above	$1,590,548	$145,150	$2,700,000	$4,435,698

Depreciation and Amortization	$581,942	$236,092	$15,741	$833,775

Purchases of Long-lived Assets	$2,183,009	$81,446	$37,180	$2,301,635

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

NOTE 12 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Year Ended October 31, 2018

Revenues from External Customers	$11,449,416	$6,570,013	$-	$18,019,429

Cost of Revenues	1,894,808	3,462,259	-	5,357,067

Gross Profit	9,554,608	3,107,754	-	12,662,362

Research & Development	2,048,285	523,429	-	2,571,714
Selling, General & Administrative	2,882,049	2,366,226	1,531,606	6,779,881

Total Operating Expenses	4,930,334	2,889,655	1,531,606	9,351,595

Income (Loss) from Operations	4,624,274	218,099	(1,531,606)	3,310,767

Other Income (Expense)

Other Income	39,122	2,100	-	41,222
Interest Expense	(12,154)	(59,599)	(177,337)	(249,090)

Total Other Income (Expense)	26,968	(57,499)	(177,337)	(207,868)

Net Income (Loss) before Income Taxes	4,651,242	160,600	(1,708,943)	3,102,899

Current Tax Benefit (Expense)	133,419	-	(1,956)	131,463
Deferred Tax Benefit	-	-	1,754,169	1,754,169

Income Tax Benefit	133,419	-	1,752,213	1,885,632

Net Income	$4,784,661	$160,600	$43,270	$4,988,531

Supplemental Disclosures

Total Assets	$15,061,693	$11,674,640	$2,000,278	$28,736,611

Total Liabilities	$1,142,661	$1,498,828	$1,708,172	$4,349,661

Revenues from Intercompany Sales - eliminated from sales above	$1,176,438	$437,387	$3,100,000	$4,713,825

Depreciation and Amortization	$448,620	$311,980	$14,143	$774,743

Purchases of Long-lived Assets	$487,159	$76,041	$76,561	$639,761

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

NOTE 12 -SEGMENT ANALYSIS (Continued)

	For the Year Ended October 31, 2019
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Americas
Equipment Sales	$744,604	$57,497	$802,101
Equipment Rentals	639,055	-	639,055
Software Sales	53,540	-	53,540
Engineering Parts	-	9,117,338	9,117,338
Services	1,187,873	1,744,577	2,932,450
Europe
Equipment Sales	1,626,052	145,933	1,771,985
Equipment Rentals	1,137,244	-	1,137,244
Software Sales	167,903	-	167,903
Engineering Parts	-	1,023,822	1,023,822
Services	726,050	59,657	785,707
Australia/Asia
Equipment Sales	4,259,093	-	4,259,093
Equipment Rentals	876,141	-	876,141
Software Sales	324,222	-	324,222
Services	627,615	-	627,615
Middle East & Africa
Equipment Sales	301,165	-	301,165
Equipment Rentals	36,130	-	36,130
Software Sales	58,826	-	58,826
Services	142,597	-	142,597

Total Net Sales	$12,908,110	$12,148,824	$25,056,934

	For the Year Ended October 31, 2019
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Geographic Area
Americas	$2,625,072	$10,919,412	$13,544,484
Europe	3,657,249	1,229,412	4,886,661
Australia/Asia	6,087,071	-	6,087,071
Middle East & Africa	538,718	-	538,718

Total Net Sales	$12,908,110	$12,148,824	$25,056,934

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

NOTE 12 -SEGMENT ANALYSIS (Continued)

	For the Year Ended October 31, 2019
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Product Line
Equipment Sales	$6,930,914	$203,430	$7,134,344
Equipment Rentals	2,688,570	-	2,688,570
Software Sales	604,491	-	604,491
Engineering Parts	-	10,141,160	10,141,160
Services	2,684,135	1,804,234	4,488,369

Total Net Sales	$12,908,110	$12,148,824	$25,056,934

	For the Year Ended October 31, 2018
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Americas
Equipment Sales	$719,973	$-	$719,973
Equipment Rentals	681,757	-	681,757
Software Sales	52,145	-	52,145
Engineering Parts	-	4,468,170	4,468,170
Services	1,025,608	441,842	1,467,450
Europe
Equipment Sales	1,640,546	211,366	1,851,912
Equipment Rentals	1,526,302	-	1,526,302
Software Sales	249,779	-	249,779
Engineering Parts	-	1,448,635	1,448,635
Services	836,578	-	836,578

Australia/Asia
Equipment Sales	2,580,263	-	2,580,263
Equipment Rentals	117,389	-	117,389
Software Sales	568,407	-	568,407
Services	238,234	-	238,234

Middle East & Africa
Equipment Sales	1,017,527	-	1,017,527
Equipment Rentals	41,067	-	41,067
Software Sales	85,419	-	85,419
Services	68,422	-	68,422

Total Net Sales	$11,449,416	$6,570,013	$18,019,429

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

NOTE 12 -SEGMENT ANALYSIS (Continued)

	For the Year Ended October 31, 2018
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Geographic Area
Americas	$2,479,483	$4,910,012	$7,389,495
Europe	4,253,205	1,660,001	5,913,206
Australia/Asia	3,504,293	-	3,504,293
Middle East & Africa	1,212,435	-	1,212,435

Total Net Sales	$11,449,416	$6,570,013	$18,019,429

	For the Year Ended October 31, 2018
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Product Line
Equipment Sales	$5,958,309	$211,366	$6,169,675
Equipment Rentals	2,366,515	-	2,366,515
Software Sales	955,750	-	955,750
Engineering Parts	-	5,916,805	5,916,805
Services	2,168,842	441,842	2,610,684

Total Net Sales	$11,449,416	$6,570,013	$18,019,429

NOTE 13 – COMMITMENTS

Employment Agreements

Annmarie Gayle

Pursuant to the terms of an employment agreement dated March 16, 2017, the Company employs Ms. Gayle as its Chief Executive Officer on a full-time basis and a member of its Board of Directors. Effective July 1, 2019, Ms. Gayle’s annual salary was revised from $230,000 to $305,000 payable on a monthly basis. Ms. Gayle is also entitled to an annual performance bonus of up to $100,000, upon achieving certain targets that are to be defined on an annual basis. The agreement provides for 30 days of paid holidays in addition to public holidays observed in Scotland.

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2019 and 2018

NOTE 13 – COMMITMENTS (Continued)

Employment Agreements (Continued)

Blair Cunningham

Under the terms of an employment contract dated January 1, 2013, our wholly owned subsidiary Coda Octopus Products, Inc. employs Blair Cunningham as its Chief Executive Officer and President of Technology. He is being paid an annual base salary of $200,000 with effect from January 1, 2020, subject to review by the Company’s Chief Executive Officer. Mr. Cunningham is entitled to 25 vacation days in addition to any public holiday.

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

Michael Midgley

Pursuant to the terms of an employment agreement dated June 1, 2011, Mike Midgley was appointed the Chief Executive Officer of our wholly owned subsidiary Coda Octopus Colmek, Inc. and our Chief Financial Officer. He is being paid an annual salary of $210,000 with effect from January 1, 2020, subject to an annual review by Colmek’s Board of Directors and the Company’s Chief Executive Officer. Mr. Midgley is entitled to 20 vacation days in addition to any public holiday.

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

NOTE 14 - SUBSEQUENT EVENTS

On or around November 26, 2019, the Company entered into a Revolving Line of Credit Facility with HSBC NA its existing bankers. This Credit Line is for $4 million and if used interest is payable with the interest rate based on the Wall Street Journal US Prime Rate and is secured against all our business undertaking in the US and our foreign subsidiaries are each guarantors of the obligations undertaken under the Credit Agreement.

NOTE 15 – RELATED PARTY TRANSACTION

During the year the company sold our Orlando property to Blair Cunningham an Officer for $705,000 cash. It was determined that this was a fair value for the property based on review of comparable sales. The funds were used to purchase the current office space in Orlando.

