Form 10-Q
period 2020-01-31
Coda Octopus Group, Inc.
filed 2020-03-16
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-38154

CODA OCTOPUS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-200-8348
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

3300 S Hiawassee Rd, Suite 104-105, Orlando, Florida	32835
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(863) 937 8985

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CODA	Nasdaq

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of March 16, 2020 is 10,721,881.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Financial Statements

For the Three Months Ended January 31, 2020 and 2019

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

January 31, 2020 and October 31, 2019

	2020	2019
	Unaudited
ASSETS

CURRENT ASSETS

Cash	$12,527,959	$11,721,683
Accounts Receivable, net	4,127,488	4,431,971
Inventory	6,261,612	5,350,514
Unbilled Receivables	2,490,905	2,279,362
Other Current Assets	240,791	298,187
Prepaid Expenses	269,720	198,140

Total Current Assets	25,918,475	24,279,857

FIXED ASSETS
Property and Equipment, net	6,374,989	5,986,812

OTHER ASSETS
Goodwill and Other Intangibles, net	3,635,909	3,612,891
Deferred Tax Asset	554,097	631,684

Total Other Assets	4,190,006	4,244,575

Total Assets	$36,483,470	$34,511,244

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

January 31, 2020 and October 31, 2019

	2020	2019
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$1,757,574	$1,273,490
Accrued Expenses and Other Current Liabilities	547,944	576,672
Note Payable, current	492,692	487,140
Deferred Revenue, current	1,040,394	830,148

Total Current Liabilities	3,838,604	3,167,450

LONG TERM LIABILITIES

Deferred Revenue, long term	138,143	143,587
Note Payable, long term	447,426	572,434

Total Long Term Liabilities	585,569	716,021

Total Liabilities	4,424,173	3,883,471

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 10,721,881 shares issued and outstanding as of January 31, 2020 and October 31,2019	10,723	10,723
Additional Paid-in Capital	59,521,665	59,521,665
Accumulated Other Comprehensive Loss	(2,050,657)	(2,135,408)
Accumulated Deficit	(25,422,434)	(26,769,207)

Total Stockholders’ Equity	32,059,297	30,627,773

Total Liabilities and Stockholders’ Equity	$36,483,470	$34,511,244

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Unaudited Consolidated Statements of Income and Comprehensive Income

For the Periods Indicated

	Three Months Ended January 31,
	2020	2019

Net Revenues	$6,680,979	$5,758,508
Cost of Revenues	2,406,539	2,225,436

Gross Profit	4,274,440	3,533,072

OPERATING EXPENSES
Research & Development	928,265	571,326
Selling, General & Administrative	1,891,678	1,619,275

Total Operating Expenses	2,819,943	2,190,601

INCOME FROM OPERATIONS	1,454,497	1,342,471
OTHER INCOME (EXPENSE)
Other Income	12,824	32,841
Interest Expense	(19,614)	(25,061)

Total Other Income (Expense)	(6,790)	7,780

NET INCOME BEFORE INCOME TAXES	1,447,707	1,350,251

INCOME TAX (EXPENSE) BENEFIT
Current Tax (Expense) Benefit	(23,347)	77,967
Deferred Tax Expense	(77,587)	(189,205)

Total Income Tax Expense	(100,934)	(111,238)

NET INCOME	$1,346,773	$1,239,013

NET INCOME PER SHARE:
Basic	$0.13	$0.12

WEIGHTED AVERAGE SHARES:
Basic	10,721,881	10,660,694

NET INCOME	$1,346,773	$1,239,013
Foreign Currency Translation Adjustment	84,751	297,855

Total Other Comprehensive Income	84,751	297,855

COMPREHENSIVE INCOME	$1,431,524	$1,536,868

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended January 31, 2020 and 2019

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2018 (Audited)	10,640,416	$10,641	$58,599,378	$(2,228,663)	$(31,994,406)	$24,386,950

Stock Issued to Investors	23,965	23	105,422	-	-	105,445
Foreign currency translation adjustment	-	-	-	297,855	-	297,855
Net Income					1,239,013	1,239,013
Balance, January 31, 2019 (Unaudited)	10,664,381	$10,664	$58,704,800	$(1,930,808)	$(30,755,393)	$26,029,263

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2019 (Audited)	10,721,881	$10,723	$59,521,665	$(2,135,408)	$(26,769,207)	$30,627,773

Foreign currency translation adjustment	-	-	-	84,751	-	84,751
Net Income	-	-	-	-	1,346,773	1,346,773
Balance, January 31, 2020 (Unaudited)	10,721,881	$10,723	$59,521,665	$(2,050,657)	$(25,422,434)	$32,059,297

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Unaudited Consolidated Statements of Cash Flows

For the Periods Indicated

	Three Months Ended January 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,346,773	$1,239,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231,964	194,718
(Increase) decrease in operating assets:
Accounts receivable	304,483	(1,080,654)
Inventory	(911,098)	64,934
Unbilled receivables	(211,543)	1,110,529
Other current assets	57,396	(327,360)
Prepaid expenses	(71,580)	(264,191)
Deferred tax asset	77,587	189,205
Increase in operating liabilities:
Accounts payable and other current liabilities	455,356	711,126
Deferred revenue	204,802	581,305
Net Cash Provided by Operating Activities	1,484,140	2,418,625
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(606,345)	(919,135)
Purchases of patents	(36,814)	-
Net Cash used in Investing Activities	(643,159)	(919,135)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments - loans and notes payable	(119,456)	(614,023)
Issuance of common stock for cash	-	105,445
Net Cash Used in Financing Activities	(119,456)	(508,578)
EFFECT OF CURRENCY EXCHANGE RATE ON CHANGES IN CASH	84,751	297,855

NET INCREASE IN CASH	806,276	1,288,767

CASH AT THE BEGINNING OF THE PERIOD	11,721,683	7,512,422

CASH AT THE END OF THE PERIOD	$12,527,959	$8,801,189
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$19,614	$25,061
Cash paid for taxes	$-	$7,840

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2020 and 2019

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Coda Octopus Group, Inc.’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Coda Octopus Group, Inc. (the “Company”, “Coda Octopus”, “we” or “us”) filed audited consolidated financial statements as of and for the fiscal years ended October 31, 2019 and 2018 which included all information and notes necessary for such complete presentation as part of its annual report on Form 10-K filed on January 28, 2020, (“the “Form 10-K”). The results of operations for the interim period ended January 31, 2020 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended October 31, 2019, which are contained in the Form 10-K. The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of January 31, 2020 and the results of operations, comprehensive income and cash flows for the interim periods ended January 31, 2020 and 2019. The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the US dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s UK-based operations are measured using the British Pound Sterling, Australian based operations are measured using Australian Dollars and Danish based operations are measured using Danish Kroner as the functional currencies. Foreign currency translation gains and losses are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are also included in other comprehensive income.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2020 and 2019

NOTE 2 – REVENUE RECOGNITION

Beginning on November 1, 2018, the Company adopted the Financial Accounting Standards Board’s Topic 606, Revenue from Contracts with Customers (“Topic 606”). Previously, we had recognized revenue in accordance with FASB Topic 605, Revenue Recognition. After carefully comparing the old and the new revenue standards, we believe that our previous revenue recognition policy is substantially consistent with our new revenue recognition policy and that revenues are consistently stated between periods and there was not be a cumulative effect adjustment.

Topic 606 has established a five-step process to determine the amount of revenue to record from contracts with customers. The five steps are:

●	Determine if we have a contract with a customer;
●	Determine the performance obligations in that contract;
●	Determine the transaction price;
●	Allocate the transaction price to the performance obligations; and
●	Determine when to recognize revenue.

Our revenues are earned under formal contracts with our customers and are derived from both sales and rental of underwater technologies and equipment for real time 3D imaging, mapping, defense and survey applications and from the engineering services that we provide broadly to prime defense contractors. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential additional variable consideration. Our sales do not include a right of return by the customer.

With regard to our Marine Technology Business (“Products Segment”), all of our products are sold on a stand-alone basis and those market prices are evidence of the value of the products. To the extent that we also provide services (e.g., installation, training, post-sales technical support etc.), those services are either included as part of the product or are subject to written contracts based on the stand-alone value of those services. Revenue from the sale of services is recognized when those services have been provided to the customer and evidence of the provision of those services exist.

Revenue derived from either our subscription package offering or rental of our equipment is recognized when performance obligations are met, in particular, on a daily basis during the subscription or rental period.

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

January 31, 2020 and 2019

NOTE 2 – REVENUE RECOGNITION (Continued)

For software license sales for which any services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software.

With respect to revenues related to our Services Segment, there are contracts in place that specify the fixed hourly rate and other reimbursable costs to be billed based on material and direct labor hours incurred and, revenue is recognized on these contracts based on material and direct labor hours incurred. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred (materials and direct labor hours) to date to estimated total services (materials and direct labor hours) for each contract. This method is used as we consider expenditures for direct materials and labor hours to be the best available measure of progress on these contracts.

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

We recognize such costs in accordance with our revenue recognition policy by contract. For revenue recognized under the percentage of completion method, costs are recognized as products are delivered or services are provided in accordance with the percentage of completion calculation. For revenue recognized over time, costs are recognized ratably over the term of the contract, commencing on the date of revenue recognition. At each quarterly balance sheet date, we review deferred costs, to ensure they are ultimately recoverable.

Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue.

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consists of sales commissions are deferred and amortized over the period of the contract performance. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other assets, net, respectively, in our consolidated balance sheets. At January 31, 2019 and October 31, 2019, we had deferred commissions of $25,359 and $0, respectively. Amortization expense related to deferred commissions was $42,816 and $0 in the first quarters of 2020 and 2019, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2020 and 2019

NOTE 2 – REVENUE RECOGNITION (Continued)

Other Revenue Disclosures

See Note 14 – Segment Analysis for a breakdown of revenues from external customers and cost of those revenues between our Product Segment and Services Segment including information on the split of revenues by geography.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s short-term financial instruments consist of cash, receivables, accounts payable, accrued expenses and a revolving line of credit. The Company adjusts the carrying value of financial assets and liabilities denominated in other currencies such as cash, receivables, accounts payable and the lines of credit using the appropriate exchange rates at the balance sheet date. The Company believes that the carrying values of these short-term financial instruments approximate their estimated fair values.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2020 and 2019

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

NOTE 5 – INVENTORY

Inventory is stated at the lower of cost (weighted average method) or net realizable value. Inventory consisted of the following components:

	January 31,	October 31,
Inventory	2020	2019

Raw materials and parts	$4,965,915	$4,379,260
Work in progress	714,269	517,354
Finished goods	581,428	453,900
Total Inventory	$6,261,612	$5,350,514

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2020 and 2019

NOTE 6 – FIXED ASSETS

Fixed assets (without foreign currency adjustments) consist of the following components:

	January 31,	October 31,
	2020	2019

Buildings	$5,167,156	$4,654,029
Land	200,000	200,000
Office machinery and equipment	1,467,688	1,788,378
Rental assets	1,976,512	1,634,684
Furniture, fixtures and improvements	1,175,021	1,158,033
Totals	9,986,377	9,435,124
Less: accumulated depreciation	(3,611,388)	(3,448,312)

Property and Equipment, Net	$6,374,989	$5,986,812

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consisted of the following components:

	January 31,	October 31,
Other Current Assets	2020	2019

Deposits	$104,952	$42,932
Tax receivables	135,839	255,254
Total Other Current Assets	$240,791	$298,186

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2020 and 2019

NOTE 8 – ESTIMATES

The preparation of consolidated financial statements in conformity with US Generally Accepted Accounting Principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues including unbilled and deferred revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include costs and estimated earnings in excess of billings, billings in excess of costs and estimated earnings, and valuation of accounts receivable, valuation of fixed assets, valuation of inventory, valuation of deferred tax assets and the valuation of goodwill.

NOTE 9 – CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the consolidated balance sheets. These amounts are stated on the consolidated balance sheets as unbilled receivables of $2,490,905 and $2,279,362 as of January 31, 2020 and October 31, 2019, respectively.

Our deferred revenue of $1,178,537 and $973,735 as of January 31, 2020 and October 31, 2019, respectively, consists of billings in excess of costs and estimated earnings and revenues received as part of our subscription package offering, warranty or Through Life Support (“TLS”) obligations upon completing a sale.

Revenue received as part of sales of products via our Products Segment includes a provision for subscription package offering, warranty or TLS. Subscription package offering is essentially a rental agreement for a fixed period of twelve months under which we supply full equipment suite including hardware, software and technical support during the subscription period. TLS offers the customer extended post-sales technical support along with software and hardware assurances. These post-sales obligations (subscription package offering, warranty and TLS) are treated as deferred revenue and are amortized over the period when the contractual obligations subsist, which for subscription package offering and warranty is 12 months and TLS varies between 36 and 60 months depending on the package purchased by the customer. These amounts are stated on the consolidated balance sheets as a component of deferred revenue of $501,795 and $497,819 as of January 31, 2020 and October 31, 2019, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2020 and 2019

NOTE 10 – CONCENTRATIONS

Significant Customers

During the three months ended January 31, 2020, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers was $2,710,008, or 41% of net revenues during the period. Total accounts receivable from these customers at January 31, 2020 was $1,817,725 or 44% of accounts receivable.

During the three months ended January 31, 2019, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenue from these customers was $2,616,171, or 45% of net revenues during the period. Total accounts receivable from these customers at January 31, 2019 was $990,039 or 22% of accounts receivable.

The Services Segment business model is such that it works with a small number of Prime Defense Contractors and therefore the concentrations discussed above are a consequence of this and typical in this type of business.

NOTE 11 – NOTE PAYABLE

	January 31,	October 31,
Note Payable	2020	2019

Secured note payable to HSBC NA with interest payable on the 28th day of each month at 4.56% per annum. Our monthly repayment obligation under this loan is $43,777 (comprising both principal and interest repayment). The note Matures in December 2021	$940,118	$1,059,574

Total	940,118	1,059,574
Less: current portion	(492,692)	(487,140)
Total Long Term Note Payable	$447,426	$572,434

The Company entered into a $4,000,000 revolving line of credit with HSBC NA on November 27, 2019, at prime. The outstanding balance on the line of credit was $0 as of January 31, 2020.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2020 and 2019

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the balance sheet. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU No. 2016-02 effective November 1, 2019. We own substantially all of our facilities. Accordingly, the adoption of ASU No. 2016-02 did not have a material impact on our interim consolidated financial statements.

With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our consolidated financial statements.

NOTE 13 – EARNINGS PER COMMON SHARE

	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
Fiscal Period	2020	2019
Numerator:
Net Income	$1,346,773	$1,239,013

Denominator:
Basic weighted average common shares outstanding	10,721,881	10,660,694

Basic	$0.13	$0.12

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2020 and 2019

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

The Company evaluates performance and allocates resources based upon segment operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies in our Consolidated Financial Statements of October 31, 2019.

There are inter-segment sales which have been eliminated in our financial statements but are disclosed in the tables below for information purposes.

The following table summarizes segment asset and operating balances by reportable segment as of and for the three months ended January 31, 2020 and 2019, respectively.

The Company’s reportable business segments operate in four geographic locations:

●	Americas
●	Europe
●	Australia/Asia
●	Middle East/Africa

Information concerning principal geographic areas is presented below according to the area where the activity has taken place for the three months ended January 31, 2020 and 2019 respectively:

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended January 31, 2020

Revenues from External Customers	$3,632,812	$3,048,167	$-	$6,680,979

Cost of Revenues	655,677	1,750,862	-	2,406,539

Gross Profit	2,977,135	1,297,305	-	4,274,440

Research & Development	556,729	206,438	165,098	928,265
Selling, General & Administrative	867,998	636,296	387,384	1,891,678

Total Operating Expenses	1,424,727	842,734	552,482	2,819,943

Income (Loss) from Operations	1,552,408	454,571	(552,482)	1,454,497

Other Income (Expense)

Other Income	12,824	-	-	12,824
Interest Expense	(3,232)	(3,682)	(12,700)	(19,614)

Total Other Income (Expense)	9,592	(3,682)	(12,700)	(6,790)

Net Income (Loss) before Income Taxes	1,562,000	450,889	(565,182)	1,447,707

Income Tax Benefit (Expense)
Current Tax Benefit (Expense)	25,833	4,045	(53,225)	(23,347)
Deferred Tax Benefit (Expense)	(78,139)	(12,235)	12,787	(77,587)

Total Income Tax Expense	(52,306)	(8,190)	(40,438)	(100,934)

Net Income (Loss)	$1,509,694	$442,699	$(605,620)	$1,346,773

Supplemental Disclosures

Total Assets	$20,821,310	$14,520,371	$1,141,789	$36,483,470

Total Liabilities	$1,835,184	$1,315,378	$1,273,611	$4,424,173

Revenues from Intercompany Sales - eliminated from sales above	$302,822	$100,529	$675,000	$1,078,351

Depreciation and Amortization	$182,993	$43,680	$5,291	$231,964

Purchases of Long-lived Assets	$599,601	$9,593	$33,965	$643,159

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended January 31, 2019

Revenues from External Customers	$2,829,536	$2,928,972	$-	$5,758,508

Cost of Revenues	717,306	1,508,130	-	2,225,436

Gross Profit	2,112,230	1,420,842	-	3,533,072

Research & Development	471,425	32,549	67,352	571,326
Selling, General & Administrative	754,660	594,046	270,569	1,619,275

Total Operating Expenses	1,226,085	626,595	337,921	2,190,601

Income (Loss) from Operations	886,145	794,247	(337,921)	1,342,471

Other Income (Expense)

Other Income	32,841	-	-	32,841
Interest Expense	(2,474)	(4,581)	(18,006)	(25,061)

Total Other Income (Expense)	30,367	(4,581)	(18,006)	7,780

Net Income (Loss) before Income Taxes	916,512	789,666	(355,927)	1,350,251

Current Tax Benefit	7,293	44,924	25,750	77,967
Deferred tax Expense	(6,924)	(115,867)	(66,414)	(189,205)

Income benefit (expense)	369	(70,943)	(40,664)	(111,238)

Net Income (Loss)	$916,881	$718,723	$(396,591)	$1,239,013

Supplemental Disclosures

Total Assets	$16,709,072	$12,272,308	$2,075,952	$31,057,332

Total Liabilities	$2,163,421	$1,328,238	$1,536,410	$5,028,069

Revenues from Intercompany Sales - eliminated from sales above	$546,863	$55,206	$675,000	$1,277,069

Depreciation and Amortization	$124,608	$66,290	$3,820	$194,718

Purchases of Long-lived Assets	$916,023	$3,112	$-	$919,135

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Three Months Ended January 31, 2020
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Americas
Equipment Sales	$334,388	$-	$334,388
Equipment Rentals	45,069	-	45,069
Software Sales	7,250	-	7,250
Engineering Parts	-	1,646,374	1,646,374
Services	154,625	489,531	644,156
Europe
Equipment Sales	338,147	-	338,147
Equipment Rentals	52,644	-	52,644
Software Sales	102,526	-	102,526
Engineering Parts	-	906,855	906,855
Services	125,700	5,407	131,107
Australia/Asia
Equipment Sales	2,028,310	-	2,028,310
Equipment Rentals	225,932	-	225,932
Software Sales	119,999	-	119,999
Services	47,119	-	47,119
Middle East & Africa
Equipment Sales	22,074	-	22,074
Equipment Rentals	-	-	-
Software Sales	-	-	-
Services	29,029	-	29,029

Total net sales	$3,632,812	$3,048,167	$6,680,979

	For the Three Months Ended January 31, 2020
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Geographic Area
Americas	$541,332	$2,135,905	$2,677,237
Europe	619,017	912,262	1,531,279
Australia/Asia	2,421,360	-	2,421,360
Middle East & Africa	51,103	-	51,103

Total net sales	$3,632,812	$3,048,167	$6,680,979

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Three Months Ended January 31, 2020
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Product Line
Equipment Sales	$2,722,919	$-	$2,722,919
Equipment Rentals	323,645	-	323,645
Software Sales	229,775	-	229,775
Engineering Parts	-	2,553,229	2,553,229
Services	356,473	494,938	851,411

Total Net Sales	$3,632,812	$3,048,167	$6,680,979

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Three Months Ended January 31, 2019
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Americas
Equipment Sales	$47,550	$3,009	$50,559
Equipment Rentals	53,483	-	53,483
Software Sales	-	-	-
Engineering Parts	-	2,190,192	2,190,192
Services	83,527	316,152	399,679
Europe
Equipment Sales	323,709	97,677	421,386
Equipment Rentals	160,389	-	160,389
Software Sales	89,575	-	89,575
Engineering Parts	-	321,942	321,942
Services	140,552	-	140,552
Australia/Asia
Equipment Sales	1,192,319	-	1,192,319
Equipment Rentals	257,918	-	257,918
Software Sales	143,589	-	143,589
Services	223,375	-	223,375
Middle East & Africa
Equipment Sales	10,473	-	10,473
Equipment Rentals	36,130	-	36,130
Software Sales	20,987	-	20,987
Services	45,960	-	45,960

Total Net Sales	$2,829,536	$2,928,972	$5,758,508

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Three Months Ended January 31, 2019
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Geographic Area
Americas	$184,560	$2,509,353	$2,693,913
Europe	714,225	419,619	1,133,844
Australia/Asia	1,817,201	-	1,817,201
Middle East & Africa	113,550	-	113,550

Total Net Sales	$2,829,536	$2,928,972	$5,758,508

	For the Three Months Ended January 31, 2019
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Product Line
Equipment Sales	$1,574,051	$100,686	$1,674,737
Equipment Rentals	507,920	-	507,920
Software Sales	254,151	-	254,151
Engineering Parts	-	2,512,134	2,512,134
Services	493,414	316,152	809,566

Total Net Sales	$2,829,536	$2,928,972	$5,758,508

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2020 and 2019

NOTE 15 – INCOME TAXES

The Company’s effective tax rate for the three months ended January 31, 2020 and 2019 was 6.9 percent and 8.2 percent, respectively. The increase in the effective tax rate for the three months ended January 31, 2020, as compared to January 31, 2019 was a reduction in our AMT tax refund from $75,004 in 2019 to $37,502 in 2020.

As of January 31, 2020, we had U.S. federal net operating losses (NOL) carryforwards of $2,831,621, which expire at various dates as follows:

2029	$2,707,158
2028	124,463

Total	$2,831,621

NOTE 16 – RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Balance Sheet and Consolidated Statements of Cash Flows for fiscal year ended October 31, 2019, to reclassify the Value Added Tax (VAT) receivable.

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

The following discussion and analysis should be read in conjunction with our financial statements, included herewith and the audited financial statements included in our annual report on Form 10-K filed with the Securities and Exchange Commission on January 28, 2020. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

General Overview

Throughout these discussions, the following terminologies listed immediately below are used and have the meanings ascribed to them in the said table.

“Current Quarter”: Three-month period ended January 31, 2020

“Previous Quarter”: Three-month period ended January 31, 2019

We have two distinct operating businesses. Our Products Business, also referred to as “Marine Technology Business”, designs, manufactures and sells and/or rent products and services to the subsea commercial and defense markets (“Products Segment”). Amongst these products, is its real time 3D technology which has unique capabilities for both the commercial and defense imaging sonar markets. Our products are used primarily in the underwater construction market, offshore oil and gas, offshore wind energy industry, complex dredging, port security, defense, mining and marine sciences sectors. Our customers include service providers to major oil and gas companies, renewable energy companies, law enforcement agencies, ports, mining companies, defense bodies, research institutes and universities.

Our Services Segment, which supplies engineering services to prime defense contractors. The central business model for the Services Segment is that it typically designs and manufactures proprietary parts into larger defense mission critical integrated systems (MCIS). An example of such MCIS is the Close-In-Weapons Support (CIWS) Program for the Phalanx. These proprietary parts, once approved within the program MCIS, affords the Services Segment the status of “preferred supplier for these parts”. Such status permits it to supply these parts and upgrade in the event of obsolescence or advancement of technology for the life of the program. Clients include prime defense contractors such as Raytheon and Northrop Grumman.

Factors Affecting our Business

Our business is affected by a number of factors. Of particular current concern are (i) the United Kingdom’s ongoing trade relationship with the European Union, an important market for our products, since its withdrawal from the European Union; and (ii) the coronavirus outbreak. See our Form 10-K for a more complete discussion of factors that affect our business.

United Kingdom’s Withdrawal from the European Union (“Brexit”)

Following the United Kingdom’s withdrawal from the European Union, the two parties have been in trade talks regarding their ongoing relationship after the transitional period ends in December 2020. If the parties fail to reach agreement, the United Kingdom will leave without a trade deal resulting in the application of WTO trade rules. Leaving the European Union (“EU”) without an agreement could affect our UK operations which represents a significant part of our revenues. Our R&D and manufacturing capability for our flagship product Echoscope® is within the United Kingdom. Coda Octopus Products Limited (Scotland based) and Coda Octopus Martech Limited (England based) both operate from within the UK.

Since there is no precedent for a European Union member state leaving the Union, the full implications for the Company are not evident. The outcome is dependent on the type of future relationship that is struck between the United Kingdom and the European Union. Operating under WTO rules would have far-reaching implications for our Company particularly in the area of costs associated with import/export arrangements for our products including custom duties on purchases and sales and delays and increased compliance costs in the supply chain (both purchasing and selling). We currently benefit from mutual recognition rules in a number of areas including export control requirements and quality standards which allow us to distribute our products freely in the European Union. If these are removed, it is likely to involve new qualification requirements with the attendant costs and delays involved. Furthermore, restrictions on free movement will also limit our ability to utilize our trained engineers and experts on customer projects in the European Union. In addition, shipments of goods will likely be interrupted because of delays at border and ports. This will affect our relationships with customers and negatively impact on our revenues.

Furthermore, should the UK and the EU not reach agreement on a trade deal, it is widely believed that the British Pound will be exposed to extreme fluctuations between the major currencies including the US Dollar and the Euro. The ongoing uncertainty has also given rise to increased costs of resources and challenges in the recruitment of key skills for our UK based companies.

We have taken steps to mitigate some of its impact of the United Kingdom leaving the European Union by establishing a Danish based subsidiary, Coda Octopus Products A/S, to maintain a presence in the European Union. We have increased our planning around this entity which would give us access to Europe, by taking on new premises in Copenhagen for its activities. We intend to run a large part of our rental business from this office. However, we can give no assurance that this in itself would be sufficient to soften the impact of a the United Kingdom leaving the EU without a trade deal allowing for access to the EU markets.

Impact of the Coronavirus outbreak

In late 2019, a novel strain of coronavirus was first detected in Wuhan, China. Following the outbreak of this virus, the Chinese government has quarantined certain affected regions. At the time of this filing, following the continued outbreak globally, the World Health Organization has now declared this a Pandemic. As a result of this public health concern, global commerce has been impacted due to travel restrictions, quarantines, and similar measures. These events resulted in shutdowns of manufacturing facilities and have disrupted supply chains.

The exact impact of the virus outbreak on our business is unknown at this time and we are updating our Pandemic Response Plan. However, sales of our products may be impacted as a significant portion of our sales revenues are generated in the China and other Asian countries. In addition, we have experienced indefinite postponements of a number of projects due to travel restrictions that may result in the invocation of force majeure provisions included in our agreements. We may also encounter disruptions in the supply of product components. Given the curtailment in movement, we have made a number of positions in the sales division redundant as personnel are unable to travel to the regions in the Far East. We also will be curtailing some business activities with a view to reducing the risk of an outbreak at our various plants and business of operations.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared under accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported values of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported levels of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, “Summary of Accounting Policies” of our Consolidated Financial Statements for the year ended October 31, 2019.

Revenue Recognition

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

For further discussion of our revenue recognition accounting policies, refer to Note 2 – “Revenue Recognition” in these financial statements and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.

Recoverability of Deferred Costs

We defer costs on projects for service revenue. Deferred costs consist primarily of direct and incremental costs to customize and install systems, as defined in individual customer contracts, including costs to acquire hardware and software from third parties and payroll costs for our employees and other third parties.

We recognize such costs on a contract by contract basis in accordance with our revenue recognition policy. For revenue recognized under the completed contract method, costs are deferred until the products are delivered, or upon completion of services or, where applicable, customer acceptance. For revenue recognized under the percentage of completion method, costs are recognized as products are delivered or services are provided in accordance with the percentage of completion calculation. For revenue recognized ratably over the term of the contract, costs are also recognized ratably over the term of the contract, commencing on the date of revenue recognition. At each balance sheet date, we review deferred costs, to ensure they are ultimately recoverable. Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue.

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

Intangible Assets

Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (or goodwill), customer relationships, non-compete agreements and licenses. Goodwill was allocated to our reporting units based on the original purchase price allocation. Goodwill is not amortized and is evaluated for impairment annually or more often if circumstances indicate impairment may exist. Customer relationships, non-compete agreements, patents and licenses are being amortized on a straight-line basis over periods of 2 to 15 years. The Company amortizes its limited lived intangible assets using the straight-line method over their estimated period of benefit. Annually, or sooner if there is indication of a loss in value, we evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, goodwill is reduced by the excess of the carrying amount of the reporting unit over that reporting unit’s fair value. Goodwill can never be reduced below zero, if any. At the end of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. There were no impairment charges during the periods presented.

Consolidated Results of Operations

The Products Segment generated 54% and 49% of our consolidated revenues for the Current and Previous Quarter, respectively, and our Services Segment generated 46% and 51% of our consolidated revenues for the Current and Previous Quarter, respectively.

Overall, the Company’s consolidated financial results in the Current Quarter improved over the Previous Quarters. Net Income before taxes increased by 7.2% despite key areas of expenditures increasing significantly. Revenues increased in the Current Quarter by 16%, Gross Profit Margins were marginally stronger in the Current Quarter by 0.2 percentage points and R&D increased by 62.5% and SG&A increased by 16.8%.

The Products Segment realized a significant increase in net income before taxes which rose to $1,562,000 from $916,512 (an increase of 70.4%), despite significant increase in operational expenditures with research and development expenditures increasing to $556,729 from $471,425, an increase of 18.1% and SG&A increasing to $867,998 from $754,660 representing an increase of 15%. Revenues in the Products Segment increased by 28.4% over the Previous Quarter.

The Services Segment’s income before income taxes decreased by 42.9% to $450,889 compared to $789,666 due to a significant increase in its Operational Expenditures Research and Development expenditures increased by 534% to $206,438 compared to $32,549 and SG&A increased by 7.1% and was $636,296 compared to $594,046. Revenues increased by 4.1% over the Previous Quarter. The Service Segment Operational Expenditures increased from $626,595 to $842,734 representing an increase of 34.5%. This area of expenditures increased due to introduction of an incubator embedded systems division, where we are investing in the Thermite® mission computer and which will be leveraged across the Group. The costs of this new division in the Current Quarter is $206,438.

Results of Operations for the Current Quarter compared to the Previous Quarter

Revenue: Total consolidated revenues for the Current Quarter and the Previous Quarter were $6,680,979 and $5,758,508 respectively, representing an increase of 16%. This increase was largely due to increase in revenues in the Products Segment. Although revenues in the Services Segment increased modestly, it did not increase at the rate expected largely due to delays in a number of projects.

Gross Profit Margins: Margin percentage was slightly stronger in the Current Quarter at 64.0% (gross profit of $4,274,440) compared to 61.4% (gross profit of $3,533,072) in the Previous Quarter. Gross Profit Margins vary according to a number of factors:

●	The percentage of consolidated sales attributed by Products Segment;
●	The percentage of consolidated sales attributed by the Services Segment (this Segment yields lower gross profit margin on sales which are largely based on time and materials contracts (except for its Thermite® products);
●	The mix of sales within the Products Segment (outright sales versus rentals; hardware sales versus software and services); and
●	Commissions on sales (both the Services and Products work with sales agents)

In the Current Quarter, the Products Segment had a significant sale of hardware (as opposed to rentals or software) which yields lower gross profit margins than rentals and software sales. In the Current Quarter, we incurred commission expenses of $257,307 compared to $122,295 in the Previous Quarter. Although overall Gross Profit Margins were marginally higher in the Current Quarter, the significant increase in commission expenses in the Current Quarter compared to the Previous Quarter impacted on Gross Profit Margins which would have been higher without the significant increase in commissions.

Further information on the performance of each Segment including revenues by product and geography can be found in Note 14 to the Unaudited Consolidated Financial Statements.

Research and Development (R&D): R&D expenditures in the Current Quarter were $928,265 compared to the $571,326 in the Previous Quarter, representing an increase of 62.5%. R&D expenditures increased significantly due to a number of factors. Further information is set out below:

●	Services Segment.

During the Current Quarter we have introduced an incubator embedded systems division, where we are seeking to invest in our Thermite® range of mission computers for leveraging across our group of companies. In this regard, we have hired 4 new engineers for this division and one full time business development resource. Thermite is a ruggedized mission computer with various variants which are man worn, backpack worn and simultaneously integrated in the soldier’s helmet and in defense system such as air-borne drones. The next generation of Thermite® (now the Thermite® Octal) is in trials with a number of customers and we would expect to start manufacturing these for sale in 2020.

●	Products Segment

R&D expenditures in the Products Segment increased from $471,425 in the Previous Quarter to $556,729 in the Current Quarter. These expenditures are attributed to investments we are making in developing products.

●	CRADA – Heads Up Development Prototype Investment

In the Current Quarter we also had $165,098 for Research and Development expenditures attributed to the Cooperative Research and Development Agreement (“CRADA”) attributed to the development of the first-generation prototype Heads Up Display (HUD) Unit for Naval Sea Systems Command (NAVSEA) in conjunction with Naval Surface Warfare Center, Panama Division. The first-generation prototype has been signed off under the CRADA and, accordingly, we do not expect further expenditures under the CRADA since the next generation of the HUD is expected to be funded by ONR/NAVSEA. We also incurred a cost of $15,000 attributed to License Fee pursuant to the terms of the Exclusive License granted by NSWC under the terms of the CRADA for the utilization of its patent concerning using the face-plate technology underwater.

We do not expect R&D expenditures to exceed the previous financial year.

Segment	January 31, 2020	January 31, 2019	Percentage Change
Services Segment R&D Expenditures	$206,438	$32,549	Increase of 84.23%
Products Segment R&D Expenditures	$556,729	$471,425	Increase of 15,32%
Coda Octopus Group, Inc. R&D Expenditures	$165,098	$67,352	Increase of 59.20%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter increased to $1,891,678 from $1,619,275 in the Previous Quarter representing an increase of 16.8%. The increase in SG&A is largely a reflection of additional staff costs associated with increase in labor costs in the United Kingdom due to pressure on wages and salaries (resulting from less European Union member state staff working in the UK, resulting in shortage of skills – creating more demand than supply) and additional staff costs in the area of sales and marketing.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	January 31, 2020	January 31, 2019	Percentage Change
Wages and Salaries	$805,730	$727,459	Increase of 10.76%
Legal and Professional Fees (including accounting and audit)	$377,208	$272,056	Increase of 38.65%
Rent for our various locations	$7,089	$37,215	Decrease of 80.65%
Marketing	$46,765	$32,075	Increase of 45.80%
General Costs	$146,400	$21,996	Increase of 565%

The increase in the “Wages and Salaries” category of expenditure, is a reflection of increase in the costs of labor in the UK where we have the highest head count of staff and the costs of additional staff in the area of sales and marketing.

The increase in the “Legal and Professional” category of expenditures is due to increase in audit, professional fees and board fees.

The decrease in the category of rent is a reflection we now own most of the properties which we use for our business operations across our group. We expect this category to remain at the amount reflected in the Current Quarter. The only rental property we currently utilize in our Company is our facility in Copenhagen, Denmark where we have established this office to mitigate against some of the impact of the United Kingdom’s withdrawal from the European Union.

The increase in General Costs is due to increase of transactional foreign currency exchange transactional expenses of $136,139.

Operating Income: Our income from our operating activities in the Current Quarter was $1,454,497 as compared to $1,342,471 in the Previous Quarter and representing an increase of 8.3%. Overall revenues increased by 16%, largely due to an increase in the Products Segment revenues by 28.6%, although total operational expenditures increased in the reporting period by 28.7% to $2,819,943 compared to $2,190,601. This increase in total operational expenditures is due to the introduction of an incubator embedded systems division where we are investing in the Thermite® mission computer for leveraging across the Group. We also had a one-off increase in the area of R&D expenditures of $165,098 relating the CRADA HUD for license fee and other investments relating to transferring the technology to the Company for commercial exploitation.

Interest Expense: Interest expense decreased by 21.7% in the Current Quarter to $19,614 from $25,061 in the Previous Quarter. This is due to the significant reduction in our overall loan and debenture indebtedness (which was $1,410,216 in Previous Quarter compared to $940,118, in the Current Quarter). This has significantly reduced our interest expense payable on debentures and loans. Please refer to Note 10 – Notes Payable to the Unaudited Consolidated Financial Statements for further details pertaining to this HSBC Loan for more information on this.

Other Income: In the Current Quarter, we had Other Income of $12,824 as compared to $32,841 in the Previous Quarter representing a decrease of 61%. This category is subject to fluctuations as it usually reflects Value Added Tax rebates from purchases made outside of the European Union by our UK operations and therefore fluctuates according to the level of such purchases.

Net Income before income taxes: In the Current Quarter, we had a net income before income taxes of $1,447,707 as compared to $1,350,251 in the Previous Quarter, representing an increase of 7.2%. Overall revenues increased by 16%, largely due to an increase in the Products Segment revenues by 28.6%, although total operational expenditures increased by 28.7% to $2,819,943 in the Current Quarter compared to $2,190,601 for the Previous Quarter. This increase in total operational expenditures is due to the introduction of an incubator embedded systems division where we are investing in the Thermite® mission computer for leveraging across the Group. We also had a one-off increase in the area of R&D expenditures of $165,098 relating the CRADA HUD for license fee and other investments relating to transferring the technology to the Company for commercial exploitation.

Net Income The operating results discuss above resulted in the Current Quarter having net income of $1,346,773 as compared to $1,239,013 in the Previous Quarter representing an increase of 8.7%.

Comprehensive Income. In the Current Quarter Comprehensive Income was $1,431,524 in the Current Quarter compared to $1,536,868 for the Previous Quarter. This category is affected by fluctuations in foreign currency exchange transactions. In the Previous Quarter we had $297,855 foreign currency translation adjustment compared to $84,751 in the Current Quarter. I.

Liquidity and Capital Resources

At January 31, 2020, the Company had an accumulated deficit of $25,422,434, working capital of $22,079,871 and stockholders’ equity of $32,059,297. For the Current Quarter, the Company’s operating activities provided cash of $1,484,140.

The Company entered into a $4,000,000 revolving line of credit with HSBC NA on November 27, 2019, at prime. The outstanding balance on the line of credit was $0 as of January 31, 2020.

Financing Activities

Secured Promissory Note

On April 28, 2017, the Company and its wholly-owned US based subsidiaries, Coda Octopus Products, Inc. and Coda Octopus Colmek, Inc. (together, the “Subsidiaries”), entered into a loan agreement with HSBC Bank NA (the “Lender”) for a loan in the principal amount of $8,000,000 (the “Loan”). The annual interest rate is fixed at 4.56%. The obligations in connection with the repayment of the Loan are secured by all assets of Coda Octopus Group, Inc., and its US Subsidiaries. Our foreign subsidiaries are joint and several guarantors of the obligations. We pay a monthly amount of $43,777 comprising principal and interest repayment. The Note matures in December 2021.

The amount outstanding under this loan as of January 31, 2020 is $940,118. The Company prepaid a significant part of the principal amounts on March 14, 2018 thus accelerating the reduction in the principal amount outstanding under this loan.

Inflation and Foreign Currency

The Company maintains its books in functional currency. In this connection these are:

●	US Dollars for US Operations;
●	British Pound for United Kingdom Operations;
●	Danish Kroner for our Danish Operations; and
●	Australian Dollars for our Australian Operations.

Fluctuations in currency exchange rates can affect the Company’s sales, profitability and financial position when the foreign currencies of its international operations are translated into U.S. dollars for financial reporting. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. The Company cannot predict the extent to which currency fluctuations may affect the Company’s business and financial position, and there is a risk that such fluctuations will have an adverse impact on the Company’s sales, profits and financial position. Also, because differing portions of our revenues and costs are denominated in foreign currency, movements can impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens without correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure.

The impact of currency fluctuations on the three months ended January 31, 2020 is shown below. In this context “Constant Rates” is defined as the weighted average exchange rate prevailing in the Previous Quarter.

	British Pounds		Australian Dollar		Danish Kroner		US Dollar
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
Revenues	3,984,262	3,827,954	9,150	10,093	-	-	3,993,412	3,838,047	155,365
Costs	1,340,713	1,288,115	2,539	2,801	-	-	1,343,252	1,290,916	52,336
Net profit (losses)	2,643,549	2,539,839	6,611	7,292	-	-	2,650,160	2,547,131	103,029
Assets	19,749,647	19,374,296	721,258	763,905	19,938	20,425	20,490,843	20,158,627	332,216
Liabilities	(2,080,835)	(2,041,288)	(7,502)	(7,946)	1,365	1,398	(2,086,972)	(2,047,835)	(39,137)
Net assets	17,668,812	17,333,009	713,756	755,960	21,303	21,824	18,403,871	18,110,792	293,079

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, increased our net income on activities in the Current Quarter by $103,029 and increased net assets by $293,079. In addition, the Company booked transactional exchange rate losses of $137,330 during the Current Quarter.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 31, 2020. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Coda Octopus Group, Inc. (Registrant)

Date: March 16, 2020	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: March 16, 2020	/s/ Michael Midgley
Michael Midgley
Chief Financial Officer

