Form 10-Q
period 2020-04-30
Coda Octopus Group, Inc.
filed 2020-06-15
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of June 15, 2020 is 10,751,881.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Financial Statements

For the Three Months Ended April 30, 2020 and 2019

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

April 30, 2020 and October 31, 2019

	2020	2019
	Unaudited
ASSETS

CURRENT ASSETS

Cash	$12,808,662	$11,721,683
Accounts Receivable, net	3,150,117	4,431,971
Inventory	7,511,958	5,350,514
Unbilled Receivables	2,021,496	2,279,362
Other Current Assets	277,892	298,187
Prepaid Expenses	417,466	198,140

Total Current Assets	26,187,591	24,279,857

FIXED ASSETS
Property and Equipment, net	6,115,862	5,986,812

OTHER ASSETS
Goodwill and Other Intangibles, net	3,640,819	3,612,891
Deferred Tax Asset	594,395	631,684

Total Other Assets	4,235,214	4,244,575

Total Assets	$36,538,667	$34,511,244

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

April 30, 2020 and October 31, 2019

	2020	2019
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts Payable	$1,085,297	$1,273,490
Accrued Expenses and Other Current Liabilities	512,095	576,672
Notes Payable, current	673,835	487,140
Deferred Revenue, current	2,036,612	830,148

Total Current Liabilities	4,307,839	3,167,450

LONG TERM LIABILITIES

Deferred Revenue, long term	230,425	143,587
Notes Payable, long term	671,872	572,434

Total Long Term Liabilities	902,297	716,021

Total Liabilities	5,210,136	3,883,471

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 10,721,881 shares issued and outstanding as of April 30, 2020 and October 31, 2019	10,723	10,723
Additional Paid-in Capital	59,609,964	59,521,665
Accumulated Other Comprehensive Loss	(2,604,642)	(2,135,408)
Accumulated Deficit	(25,687,514)	(26,769,207)

Total Stockholders’ Equity	31,328,531	30,627,773

Total Liabilities and Stockholders’ Equity	$36,538,667	$34,511,244

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Unaudited Consolidated Statements of Income and Comprehensive Income

For the Periods Indicated

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019

Net Revenues	$3,289,218	$6,783,272	$9,970,197	$12,541,780
Cost of Revenues	1,363,804	2,058,610	3,770,343	4,284,046

Gross Profit	1,925,414	4,724,662	6,199,854	8,257,734

OPERATING EXPENSES
Research & Development	713,641	745,227	1,641,906	1,316,553
Selling, General & Administrative	1,533,210	1,696,682	3,424,888	3,315,957

Total Operating Expenses	2,246,851	2,441,909	5,066,794	4,632,510

(LOSS) INCOME FROM OPERATIONS	(321,437)	2,282,753	1,133,060	3,625,224

OTHER INCOME (EXPENSE)
Other (Expense) Income	(311)	26,228	12,513	59,069
Interest Expense	(18,456)	(24,347)	(38,070)	(49,408)

Total Other (Expense) Income	(18,767)	1,881	(25,557)	9,661

NET (LOSS) INCOME BEFORE INCOME TAXES	(340,204)	2,284,634	1,107,503	3,634,885

INCOME TAX BENEFIT (EXPENSE)
Current Tax Benefit	34,826	24	11,479	77,991
Deferred Tax Benefit (Expense)	40,298	(311,164)	(37,289)	(500,369)

Total Income Tax Benefit (Expense)	75,124	(311,140)	(25,810)	(422,378)

NET (LOSS) INCOME	$(265,080)	$1,973,494	$1,081,693	$3,212,507

NET (LOSS) INCOME PER SHARE:
Basic	$(0.02)	$0.18	$0.10	$0.30
Diluted	$(0.02)	$0.18	$0.10	$0.30

WEIGHTED AVERAGE SHARES:
Basic	10,721,881	10,671,443	10,721,881	10,665,970
Diluted	11,276,881	10,671,443	11,276,881	10,665,970

NET (LOSS) INCOME	$(265,080)	$1,973,494	$1,081,693	$3,212,507
Foreign Currency Translation Adjustment	(553,985)	94,981	(469,234)	392,836

Total Other Comprehensive (Loss) Income	(553,985)	94,981	(469,234)	392,836

COMPREHENSIVE (LOSS) INCOME	$(819,065)	$2,068,475	$612,459	$3,605,343

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended April 30, 2020 and 2019

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2018	10,640,416	$10,641	$58,599,378	$(2,228,663)	$(31,994,406)	$24,386,950

Stock Issued to Investors	23,965	23	105,422	-	-	105,445
Foreign currency translation adjustment	-	-	-	297,855	-	297,855
Net Income	-	-	-	-	1,239,013	1,239,013
Balance, January 31, 2019	10,664,381	10,664	58,704,800	(1,930,808)	(30,755,393)	26,029,263

Stock Issued to Director	7,143	8	42,281	-	-	42,289
Foreign currency translation adjustment	-	-	-	94,981	-	94,981
Net Income	-	-	-	-	1,973,494	1,973,494
Balance, April 30, 2019	10,671,524	$10,672	$58,747,081	$(1,835,827)	$(28,781,899)	$28,140,027

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2019	10,721,881	$10,723	$59,521,665	$(2,135,408)	$(26,769,207)	$30,627,773

Foreign currency translation adjustment	-	-	-	84,751	-	84,751
Net Income	-	-	-	-	1,346,773	1,346,773
Balance, January 31, 2020	10,721,881	10,723	59,521,665	(2,050,657)	(25,422,434)	32,059,297

Stock based compensation	-	-	88,299	-	-	88,299
Foreign currency translation adjustment	-	-	-	(553,985)	-	(553,985)
Net Loss	-	-	-	-	(265,080)	(265,080)
Balance, April 30, 2020	10,721,881	$10,723	$59,609,964	$(2,604,642)	$(25,687,514)	$31,328,531

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Unaudited Consolidated Statements of Cash Flows

For the Periods Indicated

Unaudited

	Six Months Ended April 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,081,693	$3,212,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	333,420	394,412
Stock based compensation	88,299	42,289
Gain on the sale of property and equipment	-	(33,118)
(Increase) decrease in operating assets:
Accounts receivable	1,281,854	129,720
Inventory	(2,161,444)	(341,846)
Unbilled receivables	257,866	(769,669)
Other current assets	20,295	(60,424)
Prepaid expenses	(219,326)	(55,129)
Deferred tax asset	37,289	500,370
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(252,770)	78,221
Deferred revenue	1,293,302	111,286
Net Cash Provided by Operating Activities	1,760,478	3,208,619
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(445,160)	(2,099,714)
Proceeds from sales of property and equipment	-	725,000
Purchases of patents	(45,238)	-
Net Cash Used in Investing Activities	(490,398)	(1,374,714)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans	(240,411)	(586,676)
Proceeds from loan	526,544	-
Issuance of common stock for cash	-	105,445
Net Cash Provided by (Used in) Financing Activities	286,133	(481,231)
EFFECT OF CURRENCY EXCHANGE RATE ON CHANGES IN CASH	(469,234)	392,836

NET INCREASE IN CASH	1,086,979	1,745,510

CASH AT THE BEGINNING OF THE PERIOD	11,721,683	7,512,422

CASH AT THE END OF THE PERIOD	$12,808,662	$9,257,932
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$37,853	$40,807
Cash paid for taxes	$-	$7,840

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2020 and 2019

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Coda Octopus Group, Inc.’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Coda Octopus Group, Inc. (the “Company”, “Coda Octopus”, “we” or “us”) filed audited consolidated financial statements as of and for the fiscal years ended October 31, 2019 and 2018 which included all information and notes necessary for such complete presentation as part of its annual report on Form 10-K filed on January 28, 2020, (“the “Form 10-K”). The results of operations for the interim period ended April 30, 2020 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended October 31, 2019, which are contained in the Form 10-K. The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of April 30, 2020 and the results of operations, comprehensive income and cash flows for the interim periods ended April 30, 2020 and 2019. The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the US dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s UK-based operations are measured using the British Pound Sterling, Australian based operations are measured using Australian Dollars and Danish based operations are measured using Danish Kroner as the functional currencies. Foreign currency translation gains and losses are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are also included in other comprehensive income.

NOTE 2 – REVENUE RECOGNITION

Beginning on November 1, 2018, the Company adopted the Financial Accounting Standards Board’s Topic 606, Revenue from Contracts with Customers (“Topic 606”). Previously, we had recognized revenue in accordance with FASB Topic 605, Revenue Recognition. After carefully comparing the old and the new revenue standards, we believe that our previous revenue recognition policy is substantially consistent with our new revenue recognition policy and that revenues are consistently stated between periods and was not a cumulative effect adjustment.

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

April 30, 2020 and 2019

NOTE 2 – REVENUE RECOGNITION (Continued)

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

April 30, 2020 and 2019

NOTE 2 – REVENUE RECOGNITION (Continued)

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

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consists of sales commissions are deferred and amortized over the period of the contract performance. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other assets, net, respectively, in our consolidated balance sheets. At April 30, 2020 and October 31, 2019, we had deferred commissions of $1,913 and $0, respectively. Amortization expense related to deferred commissions was $80,973 and $0 in the first quarters of 2020 and 2019, respectively.

Other Revenue Disclosures

See Note 14 – Segment Analysis for a breakdown of revenues from external customers and cost of those revenues between our Product Segment and Services Segment including information on the split of revenues by geography.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s short term financial instruments consist of cash, receivables, accounts payable, accrued expenses and a revolving line of credit. The Company adjusts the carrying value of financial assets and liabilities denominated in other currencies such as cash, receivables, accounts payable and the lines of credit using the appropriate exchange rates at the balance sheet date. The Company believes that the carrying values of these short-term financial instruments approximate their estimated fair values.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2020 and 2019

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

NOTE 5 - INVENTORY

Inventory is stated at the lower of cost (weighted average method) or net realizable value. Inventory consisted of the following components:

	April 30,	October 31,
Inventory	2020	2019

Raw materials and parts	$5,866,227	$4,379,260
Work in progress	931,125	517,354
Finished goods	714,606	453,900
Total Inventory	$7,511,958	$5,350,514

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2020 and 2019

NOTE 6 – FIXED ASSETS

Fixed assets consist of the following components:

	April 30,	October 31,
	2020	2019

Buildings	$5,012,099	$4,654,029
Land	200,000	200,000
Office machinery and equipment	1,976,556	1,954,938
Rental assets	1,476,977	1,468,124
Furniture, fixtures and improvements	1,145,720	1,158,033
Totals	9,811,352	9,435,124
Less: accumulated depreciation	(3,695,490)	(3,448,312)

Property and Equipment - Net	$6,115,862	$5,986,812

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consisted of the following components:

	April 30,	October 31,
Other Current Assets	2020	2019

Deposits	$219,614	$42,932
Tax receivables	58,278	255,255
Total Other Current Assets	$277,892	$298,187

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2020 and 2019

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

NOTE 9 – CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the consolidated balance sheets. These amounts are stated on the consolidated balance sheets as unbilled receivables of $2,021,496 and $2,279,362 as of April 30, 2020 and October 31, 2019, respectively.

Our deferred revenue of $2,267,037 and $973,735 as of April 30, 2020 and October 31, 2019, respectively, consists of billings in excess of costs and estimated earnings and revenues received as part of our subscription package offering, warranty or Through Life Support (“TLS”) obligations upon completing a sale.

Revenue received as part of sales of products via our Products Segment includes a provision for subscription package offering, warranty or TLS. Subscription package offering is essentially a rental agreement for a fixed period of twelve months under which we supply full equipment suite including hardware, software and technical support during the subscription period. TLS offers the customer extended post-sales technical support along with software and hardware assurances. These post-sales obligations (subscription package offering, warranty and TLS) are treated as deferred revenue and are amortized over the period when the contractual obligations subsist, which for subscription package offering and warranty is 12 months and TLS varies between 36 and 60 months depending on the package purchased by the customer. These amounts are stated on the consolidated balance sheets as a component of deferred revenue of $503,210 and $497,819 as of April 30, 2020 and October 31, 2019, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2020 and 2019

NOTE 10 – CONCENTRATIONS

Significant Customers

During the three months ended April 30, 2020, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers was $1,085,570, or 33% of net revenues during the period.

During the three months ended April 30, 2019, the Company had a customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $1,460,260, or 22% of net revenues during the period.

During the six months ended April 30, 2020, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers was $3,458,537, or 35% of net revenues during the period.

During the six months ended April 30, 2019, the Company had a customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $3,209,220, or 26% of net revenues during the period.

NOTE 11 – NOTES PAYABLE

	April 30,	October 31,
Loans and Notes Payable	2020	2019

Secured note payable to HSBC NA with interest payable on the 28th day of each month at 4.56% per annum. Our monthly repayment obligation under this loan is $43,777 (comprising both principal and interest repayment).	$819,163	$1,059,574
Unsecured Payroll Protection Program loan from the SBA that carries an interest rate of 1%. Principal payments begin on October 1, 2020 in the amount of $29,252.	526,544	-

Total	1,345,707	1,059,574
Less: current portion	(673,835)	(487,140)
Total Long Term Loan and Note Payable	$671,872	$572,434

The Company entered into a $4,000,000 revolving line of credit with HSBC NA on November 27, 2019, at prime. The outstanding balance on the line of credit was $0 as of April 30, 2020. The credit line expires on November 26, 2020.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2020 and 2019

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

NOTE 13 – EARNINGS PER COMMON SHARE

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30,	April 30,	April 30,	April 30,
Fiscal Period	2020	2019	2020	2019
Numerator:
Net (Loss) Income	$(265,080)	$1,973,494	$1,081,693	$3,212,507

Denominator:
Basic weighted average common shares outstanding	10,721,881	10,671,443	10,721,881	10,665,970
Options issued	555,000	-	555,000	-
Diluted outstanding shares	11,276,881	10,671,443	11,276,881	10,665,970

Basic	$(0.02)	$0.18	$0.10	$0.30
Diluted	$(0.02)	$0.18	$0.10	$0.30

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2020 and 2019

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

The following table summarizes segment asset and operating balances by reportable segment as of and for the three and six months ended April 30, 2020 and 2019, respectively.

The Company’s reportable business segments operate in four geographic locations:

●	Americas
●	Europe
●	Australia/Asia
●	Middle East/Africa

Information concerning principal geographic areas is presented below according to the area where the activity has taken place for the three and six months ended April 30, 2020 and 2019 respectively:

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended April 30, 2020

Revenues from External Customers	$1,691,199	$1,598,019	$-	$3,289,218

Cost of Revenues	406,853	956,951	-	1,363,804

Gross Profit	1,284,346	641,068	-	1,925,414

Research & Development	442,696	270,945	-	713,641
Selling, General & Administrative	692,177	527,039	313,994	1,533,210

Total Operating Expenses	1,134,873	797,984	313,994	2,246,851

Income (Loss) from Operations	149,473	(156,916)	(313,994)	(321,437)

Other Expense (Income)

Other (Expense) Income	(327)	16	-	(311)
Interest Expense	(2,395)	(3,959)	(12,102)	(18,456)

Total Other Income (Expense)	(2,722)	(3,943)	(12,102)	(18,767)

Net Income (Loss) before Income Taxes	146,751	(160,859)	(326,096)	(340,204)

Income Tax Benefit (Expense)
Current Tax Benefit (Expense)	(6,397)	(4,045)	45,268	34,826
Deferred Tax (Expense)	(1,354)	142,793	(101,141)	40,298

Total Income Tax (Expense)	(7,751)	138,748	(55,873)	75,124

Net Income (Loss)	$139,000	$(22,111)	$(381,969)	$(265,080)

Supplemental Disclosures

Total Assets	$21,256,131	$14,231,702	$1,050,834	$36,538,667

Total Liabilities	$2,907,719	$1,380,925	$921,492	$5,210,136

Revenues from Intercompany Sales - eliminated from sales above	$277,658	$4,687	$675,000	$957,345

Depreciation and Amortization	$94,599	$2,745	$4,112	$101,456

(Sales) Purchases of Long-lived Assets	$(158,874)	$(8,441)	$14,554	$(152,761)

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended April 30, 2019

Revenues from External Customers	$3,420,183	$3,363,089	$-	$6,783,272

Cost of Revenues	488,909	1,569,701	-	2,058,610

Gross Profit	2,931,274	1,793,388	-	4,724,662

Research & Development	558,579	64,665	121,983	745,227
Selling, General & Administrative	743,801	611,059	341,822	1,696,682

Total Operating Expenses	1,302,380	675,724	463,805	2,441,909

Income (Loss) from Operations	1,628,894	1,117,664	(463,805)	2,282,753

Other Income (Expense)

Other Income	26,228	-	-	26,228
Interest Expense	(3,392)	(5,118)	(15,837)	(24,347)

Total Other Income (Expense)	22,836	(5,118)	(15,837)	1,881

Net Income (Loss) before Income Taxes	1,651,730	1,112,546	(479,642)	2,284,634

Current Tax Benefit	18,375	(9,939)	(8,412)	24
Deferred tax (Expense)	(144,381)	(117,529)	(49,254)	(311,164)

Income benefit (expense)	(126,006)	(127,468)	(57,666)	(311,140)

Net Income (Loss)	$1,525,724	$985,078	$(537,308)	$1,973,494

Supplemental Disclosures

Total Assets	$17,403,981	$12,980,885	$1,564,066	$31,948,932

Total Liabilities	$1,357,163	$923,248	$1,528,494	$3,808,905

Revenues from Intercompany Sales - eliminated from sales above	$361,604	$173,723	$675,000	$1,210,327

Depreciation and Amortization	$134,516	$61,388	$3,790	$199,694

Purchases of Long-lived Assets	$1,149,245	$31,334	$-	$1,180,579

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Six Months Ended April 30, 2020

Revenues from External Customers	$5,324,011	$4,646,186	$-	$9,970,197

Cost of Revenues	1,062,530	2,707,813	-	3,770,343

Gross Profit	4,261,481	1,938,373	-	6,199,854

Research & Development	999,425	477,383	165,098	1,641,906
Selling, General & Administrative	1,560,175	1,163,335	701,378	3,424,888

Total Operating Expenses	2,559,600	1,640,718	866,476	5,066,794

Income (Loss) from Operations	1,701,881	297,655	(866,476)	1,133,060

Other Income (Expense)

Other Income	12,497	16	-	12,513
Interest (Expense)	(5,627)	(7,641)	(24,802)	(38,070)

Total Other Income (Expense)	6,870	(7,625)	(24,802)	(25,557)

Net Income (Loss) before Income Taxes	1,708,751	290,030	(891,278)	1,107,503

Income Tax Benefit (Expense)
Current Tax Benefit (Expense)	19,436	-	(7,957)	11,479
Deferred Tax (Expense)	(79,493)	130,558	(88,354)	(37,289)

Total Income Tax (Expense)	(60,057)	130,558	(96,311)	(25,810)

Net Income (Loss)	$1,648,694	$420,588	$(987,589)	$1,081,693

Supplemental Disclosures

Total Assets	$21,256,131	$14,231,702	$1,050,834	$36,538,667

Total Liabilities	$2,907,719	$1,380,925	$921,492	$5,210,136

Revenues from Intercompany Sales - eliminated from sales above	$580,480	$105,216	$1,350,000	$2,035,696

Depreciation and Amortization	$277,592	$46,425	$9,403	$333,420

Purchases of Long-lived Assets	$440,727	$1,152	$48,519	$490,398

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Six Months Ended April 30, 2019

Revenues from External Customers	$6,249,719	$6,292,061	$-	$12,541,780

Cost of Revenues	1,206,215	3,077,831	-	4,284,046

Gross Profit	5,043,504	3,214,230	-	8,257,734

Research & Development	1,030,004	97,214	189,335	1,316,553
Selling, General & Administrative	1,498,461	1,205,105	612,391	3,315,957

Total Operating Expenses	2,528,465	1,302,319	801,726	4,632,510

Income (Loss) from Operations	2,515,039	1,911,911	(801,726)	3,625,224

Other Income (Expense)

Other Income	59,069	-	-	59,069
Interest Expense	(5,866)	(9,699)	(33,843)	(49,408)

Total Other Income (Expense)	53,203	(9,699)	(33,843)	9,661

Net Income (Loss) before Income Taxes	2,568,242	1,902,212	(835,569)	3,634,885

Current Tax Benefit	25,668	34,985	17,338	77,991
Deferred tax (Expense)	(151,305)	(233,396)	(115,668)	(500,369)

Income benefit (expense)	(125,637)	(198,411)	(98,330)	(422,378)

Net Income (Loss)	$2,442,605	$1,703,801	$(933,899)	$3,212,507

Supplemental Disclosures

Total Assets	$17,403,981	$12,980,885	$1,564,066	$31,948,932

Total Liabilities	$1,357,163	$923,248	$1,528,494	$3,808,905

Revenues from Intercompany Sales - eliminated from sales above	$908,467	$228,929	$1,350,000	$2,487,396

Depreciation and Amortization	$259,124	$127,678	$7,610	$394,412

Purchases of Long-lived Assets	$2,065,268	$34,446	$-	$2,099,714

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Three Months Ended April 30, 2020
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Americas
Equipment Sales	$86,787	$-	$86,787
Equipment Rentals	36,269	-	36,269
Software Sales	-	-	-
Engineering Parts	-	847,224	847,224
Services	390,582	162,885	553,467
Europe
Equipment Sales	69,563	-	69,563
Equipment Rentals	292,839	-	292,839
Software Sales	7,155	-	7,155
Engineering Parts	-	587,910	587,910
Services	150,433	-	150,433
Australia/Asia
Equipment Sales	310,338	-	310,338
Equipment Rentals	175,219	-	175,219
Software Sales	8,591	-	8,591
Services	126,238	-	126,238
Middle East & Africa
Equipment Sales	16,170	-	16,170
Equipment Rentals	592	-	592
Software Sales	-	-	-
Services	20,423	-	20,423

Total Net Sales	$1,691,199	$1,598,019	$3,289,218

	For the Three Months Ended April 30, 2020
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Geographic Area
Americas	$513,638	$1,010,109	$1,523,747
Europe	519,990	587,910	1,107,900
Australia/Asia	620,386	-	620,386
Middle East & Africa	37,185	-	37,185

Total Net Sales	$1,691,199	$1,598,019	$3,289,218

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Three Months Ended April 30, 2020
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Product Line
Equipment Sales	$482,858	$-	$482,858
Equipment Rentals	504,919	-	504,919
Software Sales	15,746	-	15,746
Engineering Parts	-	1,435,134	1,435,134
Services	687,676	162,885	850,561

Total Net Sales	$1,691,199	$1,598,019	$3,289,218

	For the Three Months Ended April 30, 2019
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Americas
Equipment Sales	$19,528	$54,536	$74,064
Equipment Rentals	171,544	-	171,544
Software Sales	7,250	-	7,250
Engineering Parts	-	2,377,313	2,377,313
Services	736,612	563,518	1,300,130
Europe
Equipment Sales	446,896	13,302	460,198
Equipment Rentals	491,118	-	491,118
Software Sales	59,069	-	59,069
Engineering Parts	-	354,421	354,421
Services	337,467	-	337,467
Australia/Asia
Equipment Sales	867,019	-	867,019
Equipment Rentals	-	-	-
Software Sales	58,289	-	58,289
Services	115,666	-	115,666
Middle East & Africa
Equipment Sales	-	-	-
Equipment Rentals	-	-	-
Software Sales	16,578	-	16,578
Services	93,147	-	93,147

Total Net Sales	$3,420,183	$3,363,089	$6,783,272

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2020 and 2019

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

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Six Months Ended April 30, 2020
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Americas
Equipment Sales	$421,175	$-	$421,175
Equipment Rentals	81,338	-	81,338
Software Sales	7,250	-	7,250
Engineering Parts	-	2,493,597	2,493,597
Services	545,207	652,416	1,197,623
Europe
Equipment Sales	407,710	-	407,710
Equipment Rentals	345,483	-	345,483
Software Sales	109,681	-	109,681
Engineering Parts	-	1,494,765	1,494,765
Services	276,133	5,407	281,540
Australia/Asia
Equipment Sales	2,338,648	-	2,338,648
Equipment Rentals	401,151	-	401,151
Software Sales	128,590	-	128,590
Services	173,357	-	173,357
Middle East & Africa
Equipment Sales	38,244	-	38,244
Equipment Rentals	592	-	592
Software Sales	-	-	-
Services	49,452	-	49,452

Total Net Sales	$5,324,011	$4,646,186	$9,970,197

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Six Months Ended April 30, 2020
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Geographic Area
Americas	$1,054,970	$3,146,013	$4,200,983
Europe	1,139,007	1,500,172	2,639,179
Australia/Asia	3,041,746	-	3,041,746
Middle East & Africa	88,288	-	88,288

Total Net Sales	$5,324,011	$4,646,186	$9,970,197

	For the Six Months Ended April 30, 2020
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Product Line
Equipment Sales	$3,205,777	$-	$3,205,777
Equipment Rentals	828,564	-	828,564
Software Sales	245,521	-	245,521
Engineering Parts	-	3,988,363	3,988,363
Services	1,044,149	657,823	1,701,972

Total Net Sales	$5,324,011	$4,646,186	$9,970,197

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2020 and 2019

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

April 30, 2020 and 2019

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

NOTE 15 – INCOME TAXES

The Company’s effective tax rate for the three months ended April 30, 2020 and 2019 was 12.6% and 17.8%, respectively. The decrease in the effective tax rate for the six months ended April, 2020, as compared to April 30, 2019 was an increase in our AMT tax refund percentage from 5.2% in 2019 to 8.4% in 2020.

As of April 30, 2020, we had U.S. federal net operating losses (NOL) carryforwards of $3,011,790, which expire at various dates as follows:

2029	$2,707,158
2028	304,632

Total	$3,011,790

NOTE 16 – RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Balance Sheet and Consolidated Statements of Cash Flows for the fiscal year ended October 31, 2019, to reclassify the Value Added Tax (VAT) receivable.

NOTE 17 – SUBSEQUENT EVENT

On May 5, 2020, one of the subsidiaries received an unsecured Payroll Protection Program loan from the SBA in the amount of $122,327, which carries an interest rate of 1%. That portion of the loan, which is not forgiven, will be paid back in eighteen equal installments starting in November 2020. Maturity date is May 5, 2022.

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

General Overview

Throughout these discussions, the following terminologies listed immediately below are used and have the meanings ascribed to them below:

“Current Quarter”	Three-month period ended April 30, 2020
“Previous Quarter”	Three-month period ended April 30, 2019
“Current Six Month Period”	The Six-month period ended April 30, 2020
“Previous Six Month Period”	The Six-month period ended April 30, 2019
“2020 Second Quarter Period”	Three month period ended April 30, 2020
“2019 Second Quarter Period”	Three month period ended April 30, 2019

We have two distinct operating businesses within our Group.

Products Business:

Our Products Business, also referred to as “Marine Technology Business”, designs, manufactures and sells and/or rents products and services to the subsea commercial and defense markets. The Products Business has operations in USA, UK, Denmark and Australia. Included in its products portfolio is its real time 3D sonar technology which has unique capabilities for both the commercial and defense underwater imaging sonar markets. Our products are used primarily in the underwater construction market, offshore oil and gas, offshore wind energy industry, complex dredging, port security, defense, mining and marine sciences sectors. Our customers include service providers to major oil and gas companies, renewable energy companies, law enforcement agencies, ports, mining companies, defense bodies, research institutes and universities.

Services Business:

Our Services Business primarily act as a sub-contractor to Prime Defense Contracts that provides sub-assemblies into broader defense programs. The Services Business has operations in the USA and UK. The central business model for the Services Business is that it typically designs and manufactures proprietary parts into larger defense mission critical integrated systems (MCIS). An example of such MCIS is the Close-In-Weapons Support (CIWS) Program for the Phalanx. These proprietary parts, once approved within the program MCIS, affords the Services Business the status of “preferred supplier for these parts”. Such status permits it to supply these parts and upgrade in the event of obsolescence or advancement of technology for the life of the program. Clients include prime defense contractors such as Raytheon and Northrop Grumman.

Factors Affecting our Business

Our business is affected by a number of factors. Of particular concern are (i) uncertainty regarding the United Kingdom’s ongoing trade relationship with the European Union, an important market for our products, since its withdrawal from the European Union; and (ii) the curtailment of our business operations resulting from the coronavirus outbreak. See our Form 10-K filed with the Securities and Exchange Commission on January 28, 2020 for a more complete discussion of factors that affect our business.

United Kingdom’s Withdrawal from the European Union (“Brexit”)

Following the United Kingdom’s withdrawal from the European Union, the two parties have been in trade talks regarding their ongoing relationship after the transitional period ends in December 2020. If the parties fail to reach agreement, the United Kingdom will leave the European Union without a trade deal resulting in the application of the World Trade Organization (WTO) trade rules.

Leaving the European Union (“EU”) without a trade agreement could affect our UK operations (and therefore our overall consolidated results) which represents a significant part of our revenues. Our R&D and manufacturing capability for our flagship product Echoscope® is within the United Kingdom and due to the institutional knowledge of our products and technology, it does not lend itself to easily being transferred from Scotland to, for example, another European Union member state (as some other companies in other sectors have chosen to do). Coda Octopus Products Limited (Scotland based) and Coda Octopus Martech Limited (England based) both operate from within the UK.

Since there is no precedent for a European Union member state leaving the Union, the full implications for the Company are not currently evident. The outcome is dependent on the type of future relationship that is struck between the United Kingdom and the European Union. However, we believe that operating under the WTO rules would have far-reaching implications for our Company particularly in the area of costs associated with import/export arrangements for our products including custom duties on purchases and sales and delays and increased compliance costs in the supply chain (both purchasing and selling). We currently benefit from mutual recognition rules in a number of areas including export control requirements and quality standards which allow us to distribute our products freely in the European Union and globally where there are agreements with the EU and these third countries which the UK currently benefits from. If these are removed, it is likely to involve new qualification requirements with the attendant costs and delays involved. Furthermore, restrictions on free movement will also introduce additional barriers by limiting our ability to utilize our trained engineers and experts on customer projects in the European Union. In addition, shipments of goods will likely be interrupted because of delays at border and ports. This will affect our relationships with customers and negatively impact on our revenues.

The uncertainty as to whether the UK and EU will reach a trade agreement is causing significant fluctuations between the British Pound and other major currencies including the US Dollar and the Euro, which affects our business since a significant part of our income and expenditures relate to our activities in the United Kingdom.

We have taken steps to mitigate some of its impact of the United Kingdom leaving the European Union by establishing a Danish based subsidiary, Coda Octopus Products A/S, to maintain a presence in the European Union. We have increased our planning around this entity which would give us access to Europe, by taking on new premises in Copenhagen for its activities. We intend to run a large part of our rental business from this office. In the 2020 Second Quarter planning has stalled due to the outbreak of the corona virus which resulted in restrictions on freedom of movement. Even with such mitigation steps, we can give no assurance that this in itself would be sufficient to reduce the impact of the United Kingdom leaving the EU without a trade deal allowing for access to the EU markets.

Impact of the Coronavirus outbreak

The global outbreak of the Coronavirus has resulted in various governments throughout the world (including the USA, United Kingdom and the European Union where we have operations), implementing measures restricting the freedom of movement of people. These restrictions have severely curtailed our business activities in the 2020 Second Quarter Period.

Our Business started to be impacted by the Coronavirus outbreak in February 2020 when a number of significant industry events such as Trade Shows (example, Oceanology 2020 and Defense Procurement Research Technology and Exportability 2020) important for the promotion and marketing of our products were cancelled. In addition, a number of navy projects which had been scheduled for implementation in Singapore and South Korea were indefinitely postponed in February due to the outbreak. During March 2020, governments introduced “global restriction of movement” that impacted our ability to conduct much of our income generating business activities in the Current Quarter (example offshore engineering project work or visiting customer sites for the delivery and implementation of project deliverables) resulting in significant impact on our consolidated revenues in the Current Quarter, while at the same time leaving us with significant costs associated with the fixed overheads of our business such as salaries, benefits, rates and the like. These circumstances have had a deleterious impact on our business and have resulted in a significant decrease in Net Income which fell from $1,973,494 in 2019 Second Quarter Period compared to a net loss of ($265,080) in the 2020 Second Quarter Period.

Our customer base is global and to this extent were also affected by the prevailing restriction of movement imposed by various governments globally.

During the Current Quarter our operations were impacted as follows:

UK Products Business where we conduct research and development, manufacturing of hardware products, development of software products	Approximately 40% of staff involved in manufacturing, software development, sales and business development and technical support were furloughed.
USA Products Business where we conduct sales and defense research and development	This operation could more easily work from home and we had 100% of staff working from home on defense related research and development work.
USA Engineering Business where we manufacture sub-assemblies for primarily Prime Defense Contractors	Approximately 60% of this business was non-operational during the Current Quarter.
UK Engineering Business where we manufacture sub-assemblies for primarily Prime Defense Contractors	Approximately 40% of this business was non-operational during the Current Quarter.

The curtailment of our business activities due to the circumstances described above resulted in the Products Business Revenue falling by 50.6% over the same period last year and the Services business falling by 52.5% over the same period last year.

Coronavirus Impact Outlook

Until business activities are consistently resumed, we are uncertain as to what the ongoing impact of the coronavirus related restrictions will have on the global economy and thus demand for our products and services.

Products Business Outlook

In the Current Quarter the Products Business revenues fell by 50.6% compared to the comparable period in 2019.

The Products Business operations are global and much of our income generating activities require us to attend customer sites, often on an offshore vessel somewhere. Due to the transmission rate of the coronavirus, offshore activities now require more planning to ensure personnel entering the offshore facility is virus-free. The new norm for this requires personnel to be quarantined for a 14-day period in the country where the job site is located, prior to entering the vessel. This has a number of implications including additional expenses for the business and puts pressure on the availability of our available resources (as project implementation time is likely to increase by the 14 days arrival quarantine and the additional 14 days upon return to home country).

We rely on sophisticated electronics for our products and we anticipate delay in the supply chain and also increase in price. This may affect, among other things, our gross margins and ability to fulfil customer orders in a timely manner along with revenues.

Approximately 15% of our revenues emanate from the Oil and Gas sector. With pressure on Oil prices due to reduction in demand, this may affect demand for our products and services in this sector.

Services Business Outlook

In the Current Quarter the Services Segment revenues fell by 52.5% compared to the comparable period in 2019.

We expect delays in securing some of our outstanding defense orders, due in large part to government organizations working remotely, thus slowing completion and signature processing and the deferral of projects until 2021. With the introduction of strict quarantine measures requiring staff to stay home if they believe they have symptoms, we expect productivity to be impacted. This is likely to impact on the delivery of projects in both businesses.

In order to ensure business continuity, we have started the process of adapting our work place based on current health guidance in place by local public health bodies where our operations are based. This has allowed our core manufacturing staff in all locations to resume work.

We are taking steps to certain expenditures such as those relating to payroll and research and development in order to ensure free cash flows.

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

Summary of Consolidated Results of Operations

During the Current Quarter, our operations have been severely impacted by the effects of the Coronavirus, in particular, the restrictions on the freedom of movement resulting in the lockdown of businesses in the places that we and our global customer base operate. is the curtailment of our business activities is reflected in our financial results for the Current Quarter and in the 2020 Second Quarter Period, our consolidated revenues were down by 51.5% compared to the 2019 Second Quarter Period. The Products operations revenue in the 2020 Second Quarter Period fell by 50.6% compared to the 2019 Second Quarter Period and the Services operations revenues were down by 52.5%

The Products Segment generated approximately 51% and 50% of our consolidated revenues for the Current and Previous Quarter, respectively, and our Services Segment generated 49% and 50 % of our consolidated revenues for the Current and Previous Quarter, respectively.

As a result of the significant curtailment of business activities including those of our global customers, the Company’s consolidated financial results in the Current Quarter were significantly down compared to the Previous Quarter resulting in a net loss of ($265,080) as compared to a net income of $1,973,494 in the Previous Quarter.

Results of Operations for the Current Quarter compared to the Previous Quarter

Revenue: Total consolidated revenues for the Current Quarter and the Previous Quarter were $3,289,218 and $6,783,272 respectively, representing a decrease of 51.5%. This decrease is due to the curtailment of business activities resulting from the Coronavirus lockdown. Both of our Business operations realized a fall in revenues during the Current Quarter. The Products Business generated revenues of $1,691,199 compared to $3,420,183 representing a fall in its revenues of 50.6% and, similarly, the Services Business in generated revenues of $1,598,019 compared to $3,363,089 representing a fall in its revenues of a 52.5% fall.

Gross Profit Margins: Margin percentage was weaker in the Current Quarter at 58.5% (gross profit of $1,925,414) compared to 69.7% (gross profit of $4,724,662) in the Previous Quarter.

Gross Profit Margins may vary according to a number of factors. These include:

●	The percentage of consolidated sales attributed by Products Business. The Gross Profit Margin yielded by the Products Business is generally higher than that of the Services Business;
●	The percentage of consolidated sales attributed by the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials contracts (except for its Thermite® products);
●

The mix of sales within the Products Business (outright sales versus rentals; hardware sales versus software and mix of services: offshore engineering services or customer paid for research and development work around our technology); and

●	Level of Discounts we may give on Products due to volume purchase by customer and Commissions on sales (both the Services and Products work with sales agents).

In the Current Quarter Gross Profit Margins for the Products operations were 75.9% compared to 85.7% in the Previous Quarter and for the Services operation these were 40.1% in the Current Quarter compared to 53% in the Previous Quarter. Furthermore, sales in all categories within our Products operations were down which has resulted in a weaker gross profit margin yield in this quarter compared to the previous period last year. The table below shows a summary of break-out of sales for the Products Business in the Current Quarter compared to the Previous Quarter:

	Current Quarter Products Segments Sales	Previous Quarter Products Segment Sales	Percentage Change
Equipment Sales	$482,858	$1,333,444	(63.8)%
Equipment Rentals	504,919	662,662	(23.8)%
Software Sales	15,746	141,185	(88.8)%
Services	687,676	1,282,892	(46.4)%

Total Net Sales	$1,691,199	$3,420,183	(50.6)%

Further information on the performance of each Segment including revenues by product and geography can be found in Note 14 to the Unaudited Consolidated Financial Statements.

Research and Development (R&D): Total consolidated Research and Development expenditures in the Current Quarter were $713,641 compared to $745,227, representing a fall of 4.2%.

On an annualized basis, it is our expectation that this area of expenditure will be less in this financial year as compared to the previous. In light of the impact of the coronavirus outbreak, we continue to review expenditures in this area and it is our strategy to reduce these in areas where it is viable to do so without significant impact on our future growth prospects. In the previous financial year, we were funding the development of the Heads up Display prototype system under the Cooperative Research and Development Agreement (see below). We have now completed our investment in this program and are now being funded for the second-generation development work by Office of Naval Research (ONR). Further details of where each operating business is expending on research and development is set out below.

●	Services Segment.

During the Current Quarter the Services Business R&D expenditures increased by 319% (from $64,665 in the Previous Quarter to $270,945 in the Current Quarter). Research and Development expenditures are incurred by this business in relation to an incubator embedded systems division which it has established. This division is investing in the development of the Thermite® range of mission computers for leveraging across our group of companies. In this regard, since the beginning of our fiscal year we have hired 4 new engineers for this division and increase in R&D expenditures in this Segment reflects this. Thermite is a ruggedized mission computer with various variants which are man worn, backpack worn and simultaneously integrated in the soldier’s helmet and in defense system such as air-borne drones. The next generation of Thermite® (now the Thermite® Octal) is in trials with a number of customers and we would expect to start manufacturing these for sale later in 2020. We continue to believe that the onward development of the Thermite® product is significant for the growth of our Services Segment.

●	Products Segment

R&D expenditures in the Products Business fell from $558,579 in the Previous Quarter to $442,696 in the Current Quarter, representing a reduction of 20.7%. These expenditures are attributed to investments we are making in product development.

●	CRADA – Heads Up Development Prototype Investment

In the Previous Quarter we also had incurred Research and Development expenditures attributed to the Cooperative Research and Development Agreement (“CRADA”). Under the CRADA we collaborated in the development of the first-generation prototype Heads Up Display (HUD) Unit for Naval Sea Systems Command (NAVSEA) in conjunction with Naval Surface Warfare Center, Panama Division. The first-generation prototype has been signed off under the CRADA and, accordingly, we do not expect further expenditures under the CRADA since the next generation of the HUD is expected to be funded by ONR/NAVSEA.

Segment	April 30, 2020	April 30, 2019	Percentage Change
Services Segment R&D Expenditures	$270,945	$64,665	Increase of 319%
Products Segment R&D Expenditures	$442,696	$558,579	Decrease of 20.7%
Coda Octopus Group, Inc. R&D Expenditures	$-	$121,983	Decrease of 100%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter was $1,533,210 compared to $1,696,682 in the Previous Quarter, representing a reduction in this area of expenditures of 10%.

Due to the uncertainty in the global economic outlook caused by the coronavirus, we are reducing costs in a number of areas including wages and salaries to. In the Current Quarter, we have taken a number of steps to reduce costs and this exercise is ongoing.

The reduction in our SG&A in the Current Quarter is largely a reflection of certain waivers of Professional Fees from the Board and CEO, some cost-cutting in the areas of wages and salaries, and certain UK government grants received in the Current Quarter to cover payroll costs for furloughed UK staff of approximately $129,465.

In addition, within our SG&A numbers, we have a number of non-cash items relating to transactional exchange rate variance within General Costs and stock based compensation. We booked expenditures of $88,299 for stock based compensation for certain stock options granted to management under the Company’s 2017 Stock Option Incentive Plan. In the Previous Quarter we booked $42,287 for stock based compensation. We also recorded bad debt of $52,365, in the Current Quarter.

We also suffered a significant increase in our insurance costs which increased by 21% from $118,389 in the Previous Quarter to $143,895 in the Current Quarter.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	April 30, 2020	April 30, 2019	Percentage Change
Wages and Salaries	$749,865	$764,442	Decrease of 1.9%
Legal and Professional Fees (including accounting and audit)	$210,864	$276,168	Decrease of 23.7%
Rent for our various locations	$22,384	$69,185	Decrease of 67.7%
Marketing	$20,212	$83,635	Decrease of 75.8%
General Costs	$(71,756)	$(20,602)	Increase of 248.3%

The reduction in the “Legal and Professional” category of expenditures is due certain waivers of fees we have received from our Board and CEO in the Current Quarter.

The decrease in the category of rent is a reflection we now own most of the properties which we use for our business operations. We expect this category to remain at the amount reflected in the Current Quarter. The only rental property we currently utilize in our Company is our facility in Copenhagen, Denmark where we have established an office to mitigate against some of the impact of the United Kingdom’s withdrawal from the European Union.

The increase in General Costs is due to increase of transactional foreign currency exchange expenses.

Operating Income (loss): In the Current Quarter we realized an operating loss of ($321,437) compared to an operating income of $2,282,753 in the Previous Quarter, representing a fall of 114%. This is due to the impact of the curtailment of our business activities due to the Coronavirus related-lockdown in the jurisdictions we and our customers operate, resulting in significant reduction in our revenues compounded by our fixed operating expenses and thus overall financial performance during the Current Quarter. Although we were able to cut some of our costs in the Current Quarter, most of our cost of operations including payroll associated payroll costs, and professional fees are reasonably fixed.

Interest Expense: Interest expense decreased by 24.27% in the Current Quarter to $18,456 from $24,347 in the Previous Quarter. In the Previous Period we had loan and debentures totaling $1,293,976 bearing interest of 4.56% whereas in the Current Period we have loan and debentures of $819,163 bearing interest of 4.56% and Payment Protection Program Loan of $526,544 bearing interest of 1%. Note 10 – Notes Payable to the Unaudited Consolidated Financial Statements contains further details pertaining to outstanding loans and debentures.

Other Income: We had $(311) in Other Expense as compared to $26,228 in Other income in the Previous Quarter. This category is subject to fluctuations as it usually reflects Value Added Tax rebates from purchases made outside of the European Union by our UK operations and therefore fluctuates according to the level of such purchases.

Net Income (loss) before income taxes: In the Current Quarter, we realized a loss of ($340,204) before income taxes as compared to profit of $2,284,634 in the Previous Quarter, representing a decrease of 115% in Net Income before taxes. This is due to the curtailment of our business activities which resulted in our generated consolidated revenues falling by 51.5%. Total operating expenditures decreased by 8% and was $2,246,851 in the Current Quarter as compared to $2,441,909 in the Previous Quarter and Interest Expense decreased by 22.9% and was $18,767 compared to $24,347.

Net Income: For the reasons discussed above, we realized a net loss of ($265,080) in the Current Quarter as compared to a net income of $1,973,494 in the Previous Quarter, representing a decrease of 113%.

Comprehensive Income (loss). In the Current Quarter Comprehensive loss was $819,065 compared to a comprehensive income of $2,068,475 for the Previous Quarter, representing a decrease of 140%. This category is affected by fluctuations in foreign currency exchange transactions. In the Previous Quarter we had a gain on foreign currency translation adjustment of $94,981 compared to a loss of $553,985 in the Current Quarter.

Results of Operations for the Current Six Month Period compared to the Previous Six Month Period

Revenue: Total consolidated revenues for the Current Six Month Period and the Previous Six Month Period were $9,970,197 and $12,541,780 respectively, representing a decrease of 20.5%. The significant fall in revenues in the Current Six Month Period, is due to the reduction of business activities in the 2020 Second Quarter Period caused by the curtailment of our business operations and that of our customers as a result of the Coronavirus outbreak and related lockdown.

Gross Profit Margins: Margin percentage was weaker in the Current Six Month Period at 62.2% (gross profit of $6,199,854) compared to 65.8% (gross profit of $8,257,734) in the Previous Six Month Period.

Gross Profit Margins vary according to a number of factors, including:

●	The percentage of consolidated sales attributed by Products Business. The Gross Profit Margin yielded by the Products Business is generally higher than that of the Services Business;
●	The percentage of consolidated sales attributed by the Services Business (this Business yields lower gross profit margin on sales which are largely based on time and materials contracts (except for its Thermite® products);
●	The mix of sales within the Products Business (outright sales versus rentals; hardware sales versus software and mix of services: offshore engineering services or customer paid for research and development work around our technology); and
●	Level of Discounts we may give on Products due to volume purchase by customer and Commissions on sales (both the Services and Products work with sales agents).

In the Current Six Month Period Gross Profit Margins for the Products Business were 80.0% compared to 80.7% in the Previous Six Month Period; Gross Profit Margins for the Services Business were 41.7% in the Current Six Month Period compared to 51.1% in the Previous Six Month Period. Furthermore, sales in all categories within our Products operations were down which has resulted in a weaker gross profit margin yield in this quarter compared to the previous period last year. The table below shows a summary of break-out of sales for the Products Business in the Current Quarter compared to the Previous Quarter:

	Six Month Period 2020	Six Month Period 2019	Percentage Change
Equipment Sales	$3,205,777	$2,907,495	Increase of 10.3%
Equipment Rentals	828,564	1,170,582	Decrease of 29.2%
Software Sales	245,521	395,336	Decrease of 37.9%
Services	1,044,149	1,776,306	Decrease of 41.2%

Total Net Sales	$5,324,011	$6,249,719	Decrease of 14.8%

Further information on the performance of each Segment including revenues by product and geography can be found in Note 14 to the Unaudited Consolidated Financial Statements.

Research and Development (R&D): R&D expenditures in the Current Six Month Period were $1,641,906 compared to the $1,316,553 in the Previous Six Month Period, representing an increase of 24.7%. The increase in R&D expenditures is attributed to the Services Segment which saw an increase in this area of expenditures of 391%. The Products division saw a reduction in this area of expenditures by 3.0%.

In light of the impact of the coronavirus outbreak and the uncertainty around the global economic outlook which could affect the demand for our products and services, we continue to review expenditures in this area and it is our strategy to reduce these in areas where it is viable to do so without significant impact on our future growth prospects. On an annualized basis, it is our expectation that this area of expenditure will be less in this financial year as compared to the previous

In the previous financial year, the Company was funding the development of the Heads up Display prototype system under the Cooperative Research and Development Agreement (see below). We have now completed our investment in this program and are now being funded for the second-generation development work by Office of Naval Research (ONR). Further details of where each operating business is expending on research and development is set out below. We believe that this will result in a fall of R&D expenditures in this financial year.

●	Services Segment.

During the Current Six Month Period the Services Business R&D expenditures increased by 391%. Research and Development expenditures are incurred by this business in relation to an incubator embedded systems division which it has established. This division is investing in the development of the Thermite® range of mission computers for leveraging across our group of companies. In this regard, since the beginning of our fiscal year we have hired 4 new engineers for this division and increase in R&D expenditures in this Segment reflects this. Thermite is a ruggedized mission computer with various variants which are man worn, backpack worn and simultaneously integrated in the soldier’s helmet and in defense system such as air-borne drones. The next generation of Thermite® (now the Thermite® Octal) is in trials with a number of customers and we would expect to start manufacturing these for sale later in 2020. We continue to believe that the onward development of the Thermite® product is significant for the growth of our Services Segment.

●	Products Segment

During the Current Six Month Period R&D expenditures in the Products Segment decreased by 3.0% from $1,030,004 in the Previous Six Month Period to $999,425 in the Current Six Month Period. These expenditures are attributed to investments we are making in developing products.

●	CRADA – Heads Up Development Prototype Investment

In the Previous Six Month Period we had costs of $189,335 compared to $165,098 in the Current Six Month Period, representing a fall of 14.68% on Research and Development expenditures attributed to the Cooperative Research and Development Agreement (“CRADA”). Under the CRADA we collaborated in the development of the first-generation prototype Heads Up Display (HUD) Unit for Naval Sea Systems Command (NAVSEA) in conjunction with Naval Surface Warfare Center, Panama Division. The first-generation prototype has been signed off under the CRADA and, accordingly, we do not expect further expenditures under the CRADA since the next generation of the HUD will be funded by ONR/NAVSEA. We have started to receive the first tranche of the second generation HUD development funding.

Segment	April 30, 2020	April 30, 2019	Percentage Change
Services Segment R&D Expenditures	$477,383	$ 97, 214	Increase of 391%
Products Segment R&D Expenditures	$999,425	$1,030,004	Decrease of 3.0%
Coda Octopus Group, Inc. R&D Expenditures	$165,098	$189,335	Decrease of 12.8%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Six Month Period increased to $3,424,888 from $3, 315,957 in the Previous Six Month Period representing an increase of 3%.

Due to the uncertainty in the global economic outlook caused by the coronavirus, we are reducing costs in a number of areas including wages and salaries to ensure ongoing financial viability as a business.

The increase in SG&A in the Current Six Month Period compared to the Previous Six Month Period reflects increase in the areas of Wages and Salaries (4.27%), Legal and Professional (7.27%), Insurance Costs (11%) and General Costs (5254.66%).

We also booked expenses for stock based charges of $88,299 in the Current Six Month Period compared to $42,287 in the Previous Six Month Period, representing an increase of 197.22% and recorded bad debt of $52,365 in the Current Six Month Period compared to nil in the Previous Six Month Period.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	April 30, 2020	April 30, 2019	Percentage Change
Wages and Salaries	$1,555,595	$1,491,881	Increase of 4.3%
Legal and Professional Fees (including accounting and audit)	$588,072	$548,224	Increase of 7.3%
Rent for our various locations	$14,191	$153,331	Decrease of 90.7%
Marketing	$66,219	$89,655	Decrease of 26.1%
General Costs	$74,644	$1,394	Increase of 5254%

The increase in the “Wages and Salaries” category of expenditure in the Current Six Month Period, is a reflection of increase in the costs of labor in the UK where we have the highest head count of staff and the costs of additional staff in the area of sales and marketing. We have started to introduce some costs cutting measures and would expect on an annualized basis this area of expenditures will remain broadly in line with the annualized numbers in the previous financial year.

The increase in the “Legal and Professional” category of expenditures is due to increase in professional fees.

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

The increase in General Costs is due to increase of transactional foreign currency exchange expenses.

Operating Income: Our income from our operating activities in the Current Six Month Period was $1,133,060 as compared to $3,625,224 in the Previous Six Month Period which represents a fall of 69%. This is due to the curtailment of our business activities in the 2020 Second Quarter Period as a result of the coronavirus government measures restricting movement, our revenues fell by 51.5% in the said 2020 Second Quarter Period compared to 2019 Second Quarter Period. This was compounded by the fact that our consolidated operating expenses remained materially the same during this period, resulting in an overall operating loss of ($265,080) in the 2020 Second Quarter period compared to a profit of $1,973,494 in the 2019 Second Quarter Period. The results of our 2020 Second Quarter Period has impacted our Current Six Month Period financial results.

Interest Expense: Interest expense in the Current Six Month Period was $38,070 compared to $49,408 in the Previous Six Month Period, representing a reduction of 22.9%. This is an area that is decreasing due to reduction in the level of secured debentures. Please refer to Note 11 – Notes Payable to the Unaudited Consolidated Financial Statements for further details pertaining to this HSBC Loan for more information on this.

Other Income: In the Current Six Month Period, we had Other Income of $12,513 as compared to $59,069 in the Previous Six Month Period representing a decrease of 78.8%. This category is subject to fluctuations as it usually reflects Value Added Tax rebates from purchases made outside of the European Union by our UK operations and therefore fluctuates according to the level of such purchases.

Net Income before income taxes: In the Current Six Month Period, we had a net income before income taxes of $1,107,503 as compared to $3,634,885 in the Previous Six Month Period, representing a fall of 70%. This is due to the reasons explained above.

Net Income: In the Current Six Month Period net income fell by 66% to $1,081,693 from $3,212,507 in the Previous Six Month Period due to the impact on our business activities resulting from the Coronavirus related curtailment of business activities.

Comprehensive Income. In the Current Six Month Period Comprehensive Income was $612,459 compared to $3,605,343 for the Previous Six Month Period. This category is affected by fluctuations in foreign currency exchange transactions. In the Previous Six Month Period we had a gain of $392,836 on foreign currency translation adjustment transactions compared to a loss on these transactions of $469,243 in the Current Six Month Period.

Liquidity and Capital Resources

At April 30, 2020, the Company had an accumulated deficit of $25,687,514, working capital of $21,528,723 and stockholders’ equity of $31,328,531. For the Six Months Ended April 30, 2020, the Company’s operating activities provided cash of $1,760,478.

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

The amount outstanding under this loan as of April 30, 2020 is $819,163. The Company prepaid a significant part of the principal amounts on March 14, 2018 thus accelerating the reduction in the principal amount outstanding under this loan and at the same time reducing our interest expense associated with this Secured Promissory Note.

Revolving Credit Line

The Company entered into a $4,000,000 revolving line of credit with HSBC NA on November 27, 2019, at prime. The outstanding balance on the line of credit was $0 as of April 30, 2020.

Payment Protection Scheme Financing

On or around April 20, 2020, the Company availed itself to the Payroll Protection Program Scheme where it borrowed $526,544 from the SBA. This carries an interest rate of 1%. Please refer to Note 11 – Notes Payable to the Unaudited Consolidated Financial Statements.

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

The impact of currency fluctuations on the three months and six months ended April 30, 2020 is shown below. For the purpose of this table “Constant Rates” is defined as the weighted average exchange rate prevailing in the previous comparable period.

Table 1: Three Months ended April 30, 2020

	GBP		AUD		DKK		USD
	Actual Results	Constant rates	Actual Results	Constant rates	Actual Results	Constant rates	Actual Results	Constant rates	Total Effect
Revenues	1,350,801	1,529,955	190,964	206,174	-	-	1,541,765	1,736,128	(194,363)
Costs	1,722,523	1,788,238	7,343	7,879	12,518	12,862	1,742,384	1,808,979	(66,595)
Net Income (Losses)	(371,722)	(258,284)	183,621	198,295	(12,518)	(12,862)	(200,619)	(72,851)	(127,768)
Assets	19,212,328	20,236,584	890,683	969,206	12,539	13,052	20,115,550	21,218,842	(1,103,292)
Liabilities	(2,043,195)	(2,152,123)	(6,981)	(7,596)	1,692	1,761	(2,048,484)	(2,157,958)	109,474
Net Assets	17,169,133	18,084,461	883,702	961,610	14,231	14,813	18,067,066	19,060,884	(993,818)

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, decreased our net income on activities in the Current Quarter by $127,768 and decreased net assets by $993,818. In addition, the Company booked transactional exchange rate gains of $86,079 during the Current Quarter.

Table 2: Six Months ended April 30, 2020

The impact of currency fluctuations on the six months ended April 30, 2020 is shown below. In this context “Constant Rates” is defined as the weighted average exchange rate prevailing in the Previous Quarter.

	GBP		AUD		DKK		USD
	Actual Results	Constant rates	Actual Results	Constant rates	Actual Results	Constant rates	Actual Results	Constant rates	Total Effect
Revenues	5,335,063	5,357,909	200,114	216,267	-	-	5,535,177	5,574,175	(38,998)
Costs	3,063,236	3,076,353	9,882	10,680	12,518	12,862	3,085,636	3,099,895	(14,259)
Net Income (Losses)	2,271,827	2,281,555	190,232	205,587	(12,518)	(12,862)	2,449,541	2,474,280	(24,739)
Assets	19,212,328	20,236,584	890,683	969,206	12,539	13,052	20,115,550	21,218,842	(1,103,292)
Liabilities	(2,043,195)	(2,152,123)	(6,981)	(7,596)	1,692	1,761	(2,048,484)	(2,157,958)	109,474
Net Assets	17,169,133	18,084,461	883,702	961,610	14,231	14,813	18,067,066	19,060,884	(993,818)

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, decreased our net income on activities in the Current Six Months Period by $24,739 and decreased net assets by $993,818. In addition, the Company booked transactional exchange rate losses of $51,251 during the Current Six Months Period.

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

Item 1A. Risks Factors

Not required for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the terms of the Company’s approved 2017 Stock Incentive Plan, on March 23, 2020, the Company granted a total of 555,000 options to a number of its employees.  The seven-year options may be exercised at $4.62 per share and vest in three equal annual installments commencing on the first anniversary of grant.

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

Coda Octopus Group, Inc. (Registrant)

Date: June 15, 2020	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: June 15, 2020	/s/ Michael Midgley
Michael Midgley
Chief Financial Officer

