Form 10-Q
period 2020-07-31
Coda Octopus Group, Inc.
filed 2020-09-14
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of September 14, 2020 is 10,751,881.

PART I. FINANCIAL INFORMATION

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

July 31, 2020 and October 31, 2019

	2020	2019
	Unaudited
ASSETS

CURRENT ASSETS

Cash	$13,017,208	$11,721,683
Accounts Receivable, net	3,559,273	4,431,971
Inventory	8,877,474	5,350,514
Unbilled Receivables	1,181,423	2,279,362
Other Current Assets	260,313	298,187
Prepaid Expenses	276,097	198,140

Total Current Assets	27,171,788	24,279,857

FIXED ASSETS
Property and Equipment, net	6,158,556	5,986,812

OTHER ASSETS
Goodwill and Other Intangibles, net	3,630,486	3,612,891
Deferred Tax Asset	307,215	631,684

Total Other Assets	3,937,701	4,244,575

Total Assets	$37,268,045	$34,511,244

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

July 31, 2020 and October 31, 2019

	2020	2019
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable	$949,970	$1,273,490
Accrued Expenses and Other Current Liabilities	608,898	576,672
Notes Payable	864,315	487,140
Deferred Revenue	809,231	830,148

Total Current Liabilities	3,232,414	3,167,450

LONG TERM LIABILITIES

Deferred Revenue, less current portion	183,448	143,587
Notes Payable, less current portion	481,354	572,434

Total Long Term Liabilities	664,802	716,021

Total Liabilities	3,897,216	3,883,471

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 10,751,881 shares issued and outstanding as of July 31, 2020 and 10,721,881 shares issued and outstanding as of October 31, 2019	10,753	10,723
Additional Paid-in Capital	59,954,600	59,521,665
Accumulated Other Comprehensive Loss	(1,929,763)	(2,135,408)
Accumulated Deficit	(24,664,761)	(26,769,207)

Total Stockholders’ Equity	33,370,829	30,627,773

Total Liabilities and Stockholders’ Equity	$37,268,045	$34,511,244

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Unaudited Consolidated Statements of Income and Comprehensive Income

For the Periods Indicated

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019

Net Revenues	$5,396,036	$6,668,498	$15,366,233	$19,210,278
Cost of Revenues	1,776,868	2,120,680	5,547,211	6,404,726

Gross Profit	3,619,168	4,547,818	9,819,022	12,805,552

OPERATING EXPENSES
Research & Development	772,641	631,690	2,414,547	1,948,243
Selling, General & Administrative	1,525,469	1,775,909	4,950,357	5,091,866

Total Operating Expenses	2,298,110	2,407,599	7,364,904	7,040,109

INCOME FROM OPERATIONS	1,321,058	2,140,219	2,454,118	5,765,443

OTHER INCOME (EXPENSE)
Other Income	3,871	6,398	16,384	65,467
Interest Expense	(16,580)	(20,275)	(54,650)	(69,683)

Total Other Expense	(12,709)	(13,877)	(38,266)	(4,216)

NET INCOME BEFORE INCOME TAXES	1,308,349	2,126,342	2,415,852	5,761,227

INCOME TAX BENEFIT (EXPENSE)
Current Tax Benefit (Expense)	1,584	(38)	13,063	77,954
Deferred Tax Expense	(287,180)	(350,617)	(324,469)	(850,987)

Total Income Tax Expense	(285,596)	(350,655)	(311,406)	(773,033)

NET INCOME	$1,022,753	$1,775,687	$2,104,446	$4,988,194

NET INCOME PER SHARE:
Basic	$0.10	$0.17	$0.20	$0.47
Diluted	$0.09	$0.17	$0.19	$0.47

WEIGHTED AVERAGE SHARES:
Basic	10,739,354	10,679,876	10,727,705	10,670,642
Diluted	11,291,354	10,679,876	11,279,705	10,670,642

NET INCOME	$1,022,753	$1,775,687	$2,104,446	$4,988,194
Foreign Currency Translation Adjustment	674,879	(1,458,315)	205,645	(1,065,479)

Total Other Comprehensive Income (Loss)	674,879	(1,458,315)	205,645	(1,065,479)

COMPREHENSIVE INCOME	$1,697,632	$317,372	$2,310,091	$3,922,715

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For the Three, Six and Nine Months Ended July 31, 2020 and 2019

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2018 (Audited)	10,640,416	$10,641	$58,599,378	$(2,228,663)	$(31,994,406)	$24,386,950

Stock Issued to Investors	23,965	23	105,422	-	-	105,445
Foreign currency translation adjustment	-	-	-	297,855	-	297,855
Net Income	-	-	-	-	1,239,013	1,239,013
Balance, January 31, 2019	10,664,381	10,664	58,704,800	(1,930,808)	(30,755,393)	26,029,263

Director stock based compensation	7,143	8	42,281	-	-	42,289
Foreign currency translation adjustment	-	-	-	94,981	-	94,981
Net Income	-	-	-	-	1,973,494	1,973,494
Balance, April 30, 2019	10,671,524	10,672	58,747,081	(1,835,827)	(28,781,899)	28,140,027

Consultant stock based compensation	20,000	20	291,780	-	-	291,800
Disgorgement of stock sales			166,514			166,514
Foreign currency translation adjustment	-	-	-	(1,458,315)	-	(1,458,315)
Net Income					1,775,687	1,775,687
Balance, July 31, 2019	10,691,524	$10,692	$59,205,375	$(3,294,142)	$(27,006,212)	$28,915,713

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2019 (Audited)	10,721,881	$10,723	$59,521,665	$(2,135,408)	$(26,769,207)	$30,627,773

Foreign currency translation adjustment	-	-	-	84,751	-	84,751
Net Income	-	-	-	-	1,346,773	1,346,773
Balance, January 31, 2020	10,721,881	10,723	59,521,665	(2,050,657)	(25,422,434)	32,059,297

Stock based compensation	-	-	88,299	-	-	88,299
Foreign currency translation adjustment	-	-	-	(553,985)	-	(553,985)
Net Loss	-	-	-	-	(265,080)	(265,080)
Balance, April 30, 2020	10,721,881	10,723	59,609,964	(2,604,642)	(25,687,514)	31,328,531

Stock based compensation	-	-	175,166	-	-	175,166
Consultant stock based compensation	30,000	30	169,470	-	-	169,500
Foreign currency translation adjustment	-	-	-	674,879	-	674,879
Net Income	-	-	-	-	1,022,753	1,022,753
Balance, July 31, 2020	10,751,881	$10,753	$59,954,600	$(1,929,763)	$(24,664,761)	$33,370,829

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Unaudited Consolidated Statements of Cash Flows

For the Periods Indicated

Unaudited

	Nine Months Ended July 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,104,446	$4,988,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	643,335	594,606
Stock based compensation	432,965	334,089
Deferred tax asset	324,469	850,987
Loss on the sale of property and equipment	-	36,344
(Increase) decrease in operating assets:
Accounts receivable	872,698	(525,168)
Inventory	(3,526,960)	(531,577)
Unbilled receivables	1,097,939	(1,300,494)
Other current assets	37,874	(270,171)
Prepaid expenses	(77,957)	(17,582)
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(291,294)	543,483
Deferred revenue	18,944	381,494
Net Cash Provided by Operating Activities	1,636,459	5,084,205
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(782,350)	(1,843,589)
Proceeds from sales of property and equipment	-	725,000
Purchases of other intangible assets	(50,324)	(34,303)
Net Cash Used in Investing Activities	(832,674)	(1,152,892)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes	(362,776)	(846,442)
Proceeds from notes	648,871	-
Disgorgement of stock sales	-	166,514
Issuance of common stock for cash	-	105,445
Net Cash Provided by (Used in) in Financing Activities	286,095	(574,483)
EFFECT OF CURRENCY EXCHANGE RATE ON CHANGES IN CASH	205,645	(1,065,479)

NET INCREASE IN CASH	1,295,525	2,291,351

CASH AT THE BEGINNING OF THE PERIOD	11,721,683	7,512,422

CASH AT THE END OF THE PERIOD	$13,017,208	$9,803,773
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$53,041	$69,499
Cash paid for taxes	$-	$7,840

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2020 and 2019

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Coda Octopus Group, Inc.’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Coda Octopus Group, Inc. (the “Company”, “Coda Octopus”, “we” or “us”) filed audited consolidated financial statements as of and for the fiscal years ended October 31, 2019 and 2018 which included all information and notes necessary for such complete presentation as part of its annual report on Form 10-K filed on January 28, 2020, (“the “Form 10-K”). The results of operations for the interim period ended July 31, 2020 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended October 31, 2019, which are contained in the Form 10-K. The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of July 31, 2020 and the results of operations, comprehensive income and cash flows for the interim periods ended July 31, 2020 and 2019. The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the US dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s UK-based operations are measured using the British Pound Sterling, Australian based operations are measured using Australian Dollars and Danish based operations are measured using Danish Kroner as the functional currencies. Foreign currency translation gains and losses are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are also included in other comprehensive income.

NOTE 2 – REVENUE RECOGNITION

Beginning on November 1, 2018, the Company adopted the Financial Accounting Standards Board’s Topic 606, Revenue from Contracts with Customers (“Topic 606”). Previously, we had recognized revenue in accordance with FASB Topic 605, Revenue Recognition. After carefully comparing the old and the new revenue standards, we believe that our previous revenue recognition policy is substantially consistent with our new revenue recognition policy and that revenues are consistently stated between periods and no cumulative effect adjustment was required.

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

July 31, 2020 and 2019

NOTE 2 – REVENUE RECOGNITION (Continued)

Our revenues are earned under formal contracts with our customers and are derived from both sales and rental of underwater technologies and equipment for real time 3D imaging, mapping, defense and survey applications and from the engineering services which we provide primarily to prime defense contractors. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential additional variable consideration. Our sales do not include a right of return by the customer.

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

Revenue derived from either our subscription package offering, or rental of our equipment is recognized when performance obligations are met, in particular, on a daily basis during the subscription or rental period.

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

For software license sales for which any services rendered are not considered distinct to the functionality of the software, we recognize revenue upon delivery of the software.

With respect to revenues related to our Services Segment, there are contracts in place that specify the fixed hourly rate and other reimbursable costs to be billed based on material and direct labor hours incurred and revenue is recognized on these contracts based on material and the direct labor hours incurred. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred (materials and direct labor hours) to date to estimated total services (materials and direct labor hours) for each contract. This method is used as we consider expenditures for direct materials and labor hours to be the best available measure of progress on these contracts.

On a quarterly basis, we examine all our fixed-price contracts to determine if there are any losses to be recognized during the period. Any such loss is recorded in the quarter in which the loss first becomes apparent based upon costs incurred to date and the estimated costs to complete as determined by experience from similar contracts. Variations from estimated contract performance could result in adjustments to operating results.

Recoverability of Deferred Costs

In accordance with Topic 606, we defer costs on projects for service revenue. Deferred costs consist primarily of incremental direct costs to customize and install systems, as defined in individual customer contracts, including costs to acquire hardware and software from third parties and payroll costs for our employees and other third parties. The pricing of these service contracts is intended to provide for the recovery of these types of deferred costs over the life of the contract.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2020 and 2019

NOTE 2 – REVENUE RECOGNITION (Continued)

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

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consists of sales commissions are deferred and amortized over the period of the contract performance. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other assets, net, respectively, in our consolidated balance sheets. As of July 31, 2020 and October 31, 2019, we deferred commissions of $30,466 and $0, respectively. Amortization expense related to deferred commissions was $98,702 and $0 in the nine months ended July 31, 2020 and 2019, respectively.

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

July 31, 2020 and 2019

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

NOTE 5 - INVENTORY

Inventory is stated at the lower of cost (weighted average method) or net realizable value. Inventory consisted of the following components:

	July 31,	October 31,
	2020	2019
Inventory

Raw materials and parts	$6,919,288	$4,379,260
Work in progress	1,320,236	517,354
Finished goods	637,950	453,900
Total Inventory	$8,877,474	$5,350,514

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2020 and 2019

NOTE 6 – FIXED ASSETS

Fixed assets consist of the following components:

	July 31,	October 31,
	2020	2019

Buildings	$5,150,109	$4,654,029
Land	200,000	200,000
Office machinery and equipment	2,031,564	1,954,938
Assets utilized in Customer Rentals	1,576,540	1,468,124
Furniture, fixtures and improvements	1,187,445	1,158,033
Totals	10,145,658	9,435,124
Less: accumulated depreciation	(3,987,102)	(3,448,312)

Property and Equipment, Net	$6,158,556	$5,986,812

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consisted of the following components:

	July 31,	October 31,
	2020	2019
Other Current Assets

Deposits	$139,355	$42,932
Tax receivables	120,958	255,255
Total Other Current Assets	$260,313	$298,187

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2020 and 2019

NOTE 8 – ESTIMATES

The preparation of consolidated financial statements in conformity with US Generally Accepted Accounting Principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues including unbilled and deferred revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include costs and estimated earnings in excess of billings, billings in excess of costs and estimated earnings, and valuation of accounts receivable, valuation of fixed assets, valuation of inventory, valuation of deferred tax assets and the valuation of goodwill and other intangibles.

NOTE 9 – CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the consolidated balance sheets. These amounts are stated on the consolidated balance sheets as unbilled receivables of $1,181,423 and $2,279,362 as of July 31, 2020 and October 31, 2019, respectively.

Our deferred revenue of $992,679 and $973,735 as of July 31, 2020 and October 31, 2019, respectively, consists of billings in excess of costs and estimated earnings and revenues received as part of our subscription package offering, warranty or Through Life Support (“TLS”) obligations upon completing a sale.

Revenue received as part of sales of products via our Products Segment includes a provision for subscription package offering, warranty or TLS. Subscription package offering is essentially a rental agreement for a fixed period of twelve months under which we supply full equipment suite including hardware, software and technical support during the subscription period. TLS offers the customer extended post-sales technical support along with software and hardware assurances. These post-sales obligations (subscription package offering, warranty and TLS) are treated as deferred revenue and are amortized over the period when the contractual obligations exist, which for subscription package offering and warranty is 12 months and TLS varies between 36 and 60 months depending on the package purchased by the customer. These amounts are stated on the consolidated balance sheets as a component of deferred revenue in the amount of $519,588 and $497,819 as of July 31, 2020 and October 31, 2019, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2020 and 2019

NOTE 10 - CONCENTRATIONS

Significant Customers

During the three months ended July 31, 2020, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers was $2,064,274, or 38% of net revenues during the period.

During the three months ended July 31, 2019, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $2,136,570, or 32% of net revenues during the period.

During the nine months ended July 31, 2020, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenues from this customer was $3,735,550, or 24% of net revenues during the period.

During the nine months ended July 31, 2019, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $5,345,790, or 28% of net revenues during the period.

NOTE 11 – NOTES PAYABLE

	July 31,	October 31,
	2020	2019
Notes Payable

Secured note payable to HSBC NA with interest payable on the 28th day of each month at 4.56% per annum. Our monthly repayment obligation under this loan is $43,777 (comprising both principal and interest repayment).	$696,798	$1,059,574
Unsecured Paycheck Protection Program loans which carries an interest rate of 1%. Principal payments begin on October 1, 2020 in the amount of $36,048.	648,871	-

Total	1,345,669	1,059,574
Less: current portion	(864,315)	(487,140)
Total Long Term Notes Payable	$481,354	$572,434

The Company entered into a $4,000,000 revolving line of credit with HSBC NA on November 27, 2019, with the interest rate established as the applicable prime rate. The outstanding balance on the line of credit was $0 as of July 31, 2020. The credit line which is subject to renewal expires on November 26, 2020.

The Company availed itself to the Paycheck Protection Program scheme (“PPP”) in the second and third quarter of this fiscal year. All the PPP amounts received have been utilized in accordance with the purpose and objective of the program. Where these conditions are met, i.e. utilization of the amounts for the designated purpose of the scheme the borrower is eligible for the forgiveness of these amounts. We believe we have met these qualifying conditions and would anticipate the forgiveness of these amounts in due course. We have submitted our application for the forgiveness.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2020 and 2019

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

NOTE 13 – EARNINGS PER COMMON SHARE

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
Fiscal Period	2020	2019	2020	2019
Numerator:
Net Income	$1,022,753	$1,775,687	$2,104,446	$4,988,194

Denominator:
Basic weighted average common shares outstanding	10,739,354	10,679,876	10,727,705	10,670,642
Options issued	552,000	-	552,000	-
Diluted outstanding shares	11,291,354	10,679,876	11,279,705	10,670,642

Earnings from continuing operations

Basic	$0.10	$0.17	$0.20	$0.47
Diluted	$0.09	$0.17	$0.19	$0.47

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS

Based on the fundamental differences in the types of offerings (services versus products sale/rental), we operate two distinct reportable segments which are managed separately. Coda Octopus Martech and Coda Octopus Colmek (“Services Segment” or “Marine Engineering Business”) are providing engineering services as sub-contractors mainly to prime defense contractors and Coda Octopus Products operations are comprised primarily of product sales, technology solutions sales, rental of equipment and/or software and associated services (“Products Segment” or “Marine Technology Business”).

Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Corporate includes general corporate administrative costs (“Overhead”).

The Company evaluates performance and allocates resources based upon segment operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies reported in our Form 10-K - Consolidated Financial Statements of October 31, 2019 which was filed with the Securities Exchange Commission on January 28, 2020.

There are inter-segment sales which have been eliminated in our financial statements but are disclosed in the tables below for information purposes.

The following table summarizes segment asset and operating balances by reportable segment as of and for the three and nine months ended July 31, 2020 and 2019, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS (continued)

Information concerning principal geographic areas is presented below according to the area where the activity has taken place for the three and nine months ended July 31, 2020 and 2019 respectively:

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended July 31, 2020

Revenues from External Customers	$3,053,070	$2,342,966	$-	$5,396,036

Cost of Revenues	653,117	1,123,751	-	1,776,868

Gross Profit	2,399,953	1,219,215	-	3,619,168

Research & Development	394,332	352,625	25,684	772,641
Selling, General & Administrative	496,772	515,547	513,150	1,525,469

Total Operating Expenses	891,104	868,172	538,834	2,298,110

Income (Loss) from Operations	1,508,849	351,043	(538,834)	1,321,058

Other (Expense) Income
Other Income	3,745	126	-	3,871
Interest Expense	(1,718)	(4,672)	(10,190)	(16,580)

Total Other Income (Expense)	2,027	(4,546)	(10,190)	(12,709)

Net Income (Loss) before Income Taxes	1,510,876	346,497	(549,024)	1,308,349

Income Tax (Expense) Benefit
Current Tax Benefit (Expense)	5,532	-	(3,948)	1,584
Deferred Tax (Expense) Benefit	(236,356)	15,155	(65,979)	(287,180)

Total Income Tax (Expense) Benefit	(230,824)	15,155	(69,927)	(285,596)

Net Income (Loss)	$1,280,052	$361,652	$(618,951)	$1,022,753

Supplemental Disclosures

Total Assets	$22,149,613	$14,439,917	$678,515	$37,268,045

Total Liabilities	$1,737,007	$1,392,816	$767,393	$3,897,216

Revenues from Intercompany Sales - eliminated from sales above	$498,312	$8,976	$1,350,000	$1,857,288

Depreciation and Amortization	$261,975	$43,263	$4,677	$309,915

(Sales) Purchases of Long-lived Assets	$317,892	$23,288	$-	$341,180

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended July 31, 2019

Revenues from External Customers	$3,231,510	$3,436,988	$-	$6,668,498

Cost of Revenues	592,585	1,528,095	-	2,120,680

Gross Profit	2,638,925	1,908,893	-	4,547,818

Research & Development	503,540	32,991	95,159	631,690
Selling, General & Administrative	590,981	659,398	525,530	1,775,909

Total Operating Expenses	1,094,521	692,389	620,689	2,407,599

Income (Loss) from Operations	1,544,404	1,216,504	(620,689)	2,140,219

Other Income (Expense)
Other Income	6,398	-	-	6,398
Interest Expense	(2,197)	(2,150)	(15,928)	(20,275)

Total Other Income (Expense)	4,201	(2,150)	(15,928)	(13,877)

Net Income (Loss) before Income Taxes	1,548,605	1,214,354	(636,617)	2,126,342

Current Tax (Expense) Benefit	(5,172)	4,460	674	(38)
Deferred Tax Expense	(47,768)	(214,144)	(88,705)	(350,617)

Total Income Tax Expense	(52,940)	(209,684)	(88,031)	(350,655)

Net Income (Loss)	$1,495,665	$1,004,670	$(724,648)	$1,775,687

Supplemental Disclosures

Total Assets	$18,200,970	$13,876,685	$1,266,254	$33,343,909

Total Liabilities	$2,169,195	$870,492	$1,388,509	$4,428,196

Revenues from Intercompany Sales - eliminated from sales above	$136,128	$75,729	$675,000	$888,857

Depreciation and Amortization	$132,392	$63,724	$4,078	$200,194

(Sales) Purchases of Long-lived Assets	$(262,062)	$5,937	$34,303	$(221,822)

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Nine Months Ended July 31, 2020

Revenues from External Customers	$8,377,081	$6,989,152	$-	$15,366,233

Cost of Revenues	1,715,647	3,831,564	-	5,547,211

Gross Profit	6,661,434	3,157,588	-	9,819,022

Research & Development	1,393,757	830,008	190,782	2,414,547
Selling, General & Administrative	2,056,947	1,678,882	1,214,528	4,950,357

Total Operating Expenses	3,450,704	2,508,890	1,405,310	7,364,904

Income (Loss) from Operations	3,210,730	648,698	(1,405,310)	2,454,118

Other Income (Expense)
Other Income	16,242	142	-	16,384
Interest Expense	(7,345)	(12,313)	(34,992)	(54,650)

Total Other Income (Expense)	8,897	(12,171)	(34,992)	(38,266)

Net Income (Loss) before Income Taxes	3,219,627	636,527	(1,440,302)	2,415,852

Income Tax Benefit (Expense)
Current Tax Benefit (Expense)	24,968	-	(11,905)	13,063
Deferred Tax (Expense) Benefit	(315,849)	145,713	(154,333)	(324,469)

Total Income Tax (Expense) Benefit	(290,881)	145,713	(166,238)	(311,406)

Net Income (Loss)	$2,928,746	$782,240	$(1,606,540)	$2,104,446

Supplemental Disclosures

Total Assets	$22,149,613	$14,439,917	$678,515	$37,268,045

Total Liabilities	$1,737,007	$1,392,816	$767,393	$3,897,216

Revenues from Intercompany Sales - eliminated from sales above	$801,134	$109,505	$2,025,000	$2,935,639

Depreciation and Amortization	$539,567	$89,688	$14,080	$643,335

Purchases of Long-lived Assets	$758,619	$24,440	$48,519	$831,578

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS (continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Nine Months Ended July 31, 2019

Revenues from External Customers	$9,481,229	$9,729,049	$-	$19,210,278

Cost of Revenues	1,798,800	4,605,926	-	6,404,726

Gross Profit	7,682,429	5,123,123	-	12,805,552

Research & Development	1,533,544	130,205	284,494	1,948,243
Selling, General & Administrative	2,089,442	1,864,503	1,137,921	5,091,866

Total Operating Expenses	3,622,986	1,994,708	1,422,415	7,040,109

Income (Loss) from Operations	4,059,443	3,128,415	(1,422,415)	5,765,443

Other Income (Expense)
Other Income	65,467	-	-	65,467
Interest Expense	(8,063)	(11,849)	(49,771)	(69,683)

Total Other Income (Expense)	57,404	(11,849)	(49,771)	(4,216)

Net Income (Loss) before Income Taxes	4,116,847	3,116,566	(1,472,186)	5,761,227

Current Tax Benefit	20,496	39,445	18,013	77,954
Deferred Tax Expense	(199,073)	(447,540)	(204,374)	(850,987)

Total Income Tax Expense	(178,577)	(408,095)	(186,361)	(773,033)

Net Income (Loss)	$3,938,270	$2,708,471	$(1,658,547)	$4,988,194

Supplemental Disclosures

Total Assets	$18,200,970	$13,876,685	$1,266,254	$33,343,909

Total Liabilities	$2,169,195	$870,492	$1,388,509	$4,428,196

Revenues from Intercompany Sales - eliminated from sales above	$1,044,595	$304,658	$2,025,000	$3,374,253

Depreciation and Amortization	$391,516	$191,402	$11,688	$594,606

Purchases of Long-lived Assets	$1,803,206	$40,383	$34,303	$1,877,892

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Three Months Ended July 31, 2020
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Americas
Equipment Sales	$426,319	$-	$426,319
Equipment Rentals	37,334	-	37,334
Software Sales	28,385	-	28,385
Engineering Parts	-	1,466,742	1,466,742
Services	579,855	286,920	866,775
Europe
Equipment Sales	71,239	160,537	231,776
Equipment Rentals	81,766	-	81,766
Software Sales	-	-	-
Engineering Parts	-	428,767	428,767
Services	87,122	-	87,122
Australia/Asia
Equipment Sales	1,538,202	-	1,538,202
Equipment Rentals	-	-	-
Software Sales	62,155	-	62,155
Services	118,287	-	118,287
Middle East & Africa
Equipment Sales	-	-	-
Equipment Rentals	-	-	-
Software Sales	22,406	-	22,406
Services	-	-	-

Total Net Sales	$3,053,070	$2,342,966	$5,396,036

	For the Three Months Ended July 31, 2020
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Geographic Area
Americas	$1,071,893	$1,753,662	$2,825,555
Europe	240,127	589,304	829,431
Australia/Asia	1,718,644	-	1,718,644
Middle East & Africa	22,406	-	22,406

Total Net Sales	$3,053,070	$2,342,966	$5,396,036

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Three Months Ended July 31, 2020
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Product Line
Equipment Sales	$2,058,166	$160,537	$2,218,703
Equipment Rentals	119,100	-	119,100
Software Sales	90,540	-	90,540
Engineering Parts	-	1,895,509	1,895,509
Services	785,264	286,920	1,072,184

Total Net Sales	$3,053,070	$2,342,966	$5,396,036

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2020 and 2019

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

July 31, 2020 and 2019

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

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS (continued)

		For the Nine Months Ended July 31, 2020
		Marine	Marine
		Technology	Engineering	Grand
		Business	Business	Total
Disaggregation of Total Net Sales

Americas
	Equipment Sales	$847,494	$-	$847,494
	Equipment Rentals	118,672	-	118,672
	Software Sales	35,635	-	35,635
	Engineering Parts	-	3,960,340	3,960,340
	Services	1,125,062	939,336	2,064,398
Europe
	Equipment Sales	478,949	160,537	639,486
	Equipment Rentals	427,249	-	427,249
	Software Sales	109,681	-	109,681
	Engineering Parts	-	1,923,532	1,923,532
	Services	363,255	5,407	368,662
Australia/Asia
	Equipment Sales	3,876,850	-	3,876,850
	Equipment Rentals	401,151	-	401,151
	Software Sales	190,745	-	190,745
	Services	291,644	-	291,644
Middle East & Africa
	Equipment Sales	38,244	-	38,244
	Equipment Rentals	592	-	592
	Software Sales	22,406	-	22,406
	Services	49,452	-	49,452

	Total Net Sales	$8,377,081	$6,989,152	$15,366,233

	For the Nine Months Ended July 31, 2020
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Geographic Area
Americas	$2,126,863	$4,899,676	$7,026,539
Europe	1,379,134	2,089,476	3,468,610
Australia/Asia	4,760,390	-	4,760,390
Middle East & Africa	110,694	-	110,694

Total Net Sales	$8,377,081	$6,989,152	$15,366,233

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2020 and 2019

NOTE 14 – SEGMENT ANALYSIS (continued)

	For the Nine Months Ended July 31, 2020
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Product Line
Equipment Sales	$5,241,537	$160,537	$5,402,074
Equipment Rentals	947,664	-	947,664
Software Sales	358,467	-	358,467
Engineering Parts	-	5,883,872	5,883,872
Services	1,829,413	944,743	2,774,156

Total Net Sales	$8,377,081	$6,989,152	$15,366,233

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2020 and 2019

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

July 31, 2020 and 2019

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

NOTE 15 – INCOME TAXES

The Company’s effective tax rate for the three months ended July 31, 2020 and 2019 was 19.1% and 17.8%, respectively. The increase in the effective tax rate for the nine months ended July 31, 2020, as compared to July 31, 2019 resulted from a decrease in our AMT tax refund percentage from 5.2% in 2019 to 1.9% in 2020.

As of July 31, 2020, we had U.S. federal net operating losses (“NOL”) carryforwards of $1,651,804, which expire in 2029.

NOTE 16 RECLASSIFICATION OF PRIOR YEAR PRESENTATION

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

General Overview

Throughout these discussions, the following terminologies listed immediately below are used and have the meanings ascribed to them below:

“Current Quarter”	Three-Month Period Ended July 31,2020
“Previous Quarter”	Three-Month Period Ended July 31, 2019
“Current Nine-Month Period”	The Nine Month Period Ended July 31, 2020
“Previous Nine-Month Period”	The Nine Month Period Ended July 31, 2019
“2020 Third Quarter Period”	Three-Month Period ended July 31, 2020
“2019 Third Quarter Period”	Three-Month Period ended July 31, 2019

We have two distinct operating businesses within our Group.

Products Business:

Our Products Business, also referred to as “Marine Technology Business”, designs, manufactures and sells and/or rents underwater solutions, products and services to the subsea commercial and defense markets. Our product offerings comprise both hardware and software. The Products Business has operations in the USA, UK, Denmark, and Australia. The most significant product in the Products Business portfolio is the real time 3D sonar technology which has unique capabilities for both the commercial and defense underwater imaging sonar markets. We believe it is the only sonar in the world with these capabilities. We generate most of our revenues from our real time 3D sonar which includes both hardware and proprietary software. Our products are used primarily in the underwater construction market, offshore oil and gas, offshore wind energy industry, complex dredging, port security, search and rescue, salvaging, defense, shallow water and deep-water mining and marine sciences sectors. Our customers include service providers to major oil and gas companies, renewable energy companies, law enforcement agencies, ports, mining companies, defense bodies, research institutes and universities.

Services Business:

Our Services Business acts primarily as a sub-contractor to prime defense contractors and engineer sub-assemblies which are utilized in broader defense programs. The Services Business has operations in the USA and UK. Its central business model is the design and manufacture of sub-assemblies for utilization into larger defense mission critical integrated systems (“MCIS”). An example of such MCIS is the US Close-In-Weapons Support (CIWS) Program for the Phalanx radar-guided cannon used on combat ships. These proprietary sub-assemblies, once approved within the MCIS program, afford the Services Business the status of preferred supplier for these items. Such status permits it to supply these sub-assemblies and upgrades in the event of obsolescence or advancement of technology for the life of the MCIS program. Clients include prime defense contractors such as Raytheon, Northrop Grumman, Thales Underwater and BAE systems.

Factors Affecting our Business

Our business is affected by several factors that change from to time. Some of the most pressing and concerning which we currently face include:

●	Continued uncertainty over the future trade relationship between the European Union (“EU”) and the United Kingdom;
●	The continued impact of the COVID-19 pandemic, which has resulted in lower demand for our goods and services and also delays in engineering projects due to our customers allowing only essential travel of their and their suppliers’ personnel currently;
●	Change in the economic trade policy towards China in both the UK and the US resulting in refusal of export licenses for our products going to China.

United Kingdom’s Withdrawal from the European Union (“Brexit”)

Following the United Kingdom’s withdrawal from the EU, the two parties have been in trade talks regarding their ongoing relationship after the transitional period ends on December 31, 2020. If the parties fail to reach agreement on access to their mutual economic markets, the United Kingdom will leave the EU without a trade deal resulting in the application of the World Trade Organization (WTO) trade rules. The target dates which were initially set out for making certain progress have passed without any known outcomes and it is therefore looking increasingly likely that the transitional period will expire without a trade deal in place.

Leaving the EU without a trade agreement will most likely affect our UK operations, and thus overall consolidated financial results. The UK operations represent a significant part of our revenues and net income. Our R&D and manufacturing capability for our flagship product Echoscope® is carried out within the United Kingdom and due to the institutional knowledge and experience with our products and technology, it does not lend itself to easily being transferred from Scotland to, for example, another EU member state (as some other companies in other sectors have chosen to do).

Since there is no precedent for an EU member state leaving, the full implications for the Company are not currently evident. The outcome is dependent on the type of trade arrangement that is struck between the United Kingdom and the EU. However, we believe that operating under the WTO rules would have far-reaching implications for our Company particularly in the area of costs associated with import/export arrangements for our products including custom duties on purchases and sales and delays and increased compliance costs in the supply chain (both purchasing and selling).

We currently benefit from mutual recognition rules in a number of areas including export control requirements and quality standards which allow us to distribute our products freely in the EU and globally where there are agreements with the EU. If these are removed, it is likely to involve new qualification requirements with the attendant costs and delays involved. Furthermore, restrictions on free movement will also introduce additional barriers by limiting our ability to utilize our trained engineers and experts on customer projects in the EU. In addition, shipments of goods will likely be interrupted because of delays at border and ports. This could affect our relationships with customers and negatively impact on our revenues.

The uncertainty as to whether the UK and EU will reach a trade agreement is also causing significant fluctuations between the British Pound and other major currencies including the US Dollar and the Euro, which affects our business since a significant part of our income and expenditures relate to our activities in the United Kingdom.

We have taken steps to mitigate the impact of the UK’s departure from the EU without a trade deal, by establishing a Danish based subsidiary, Coda Octopus Products A/S, to maintain a presence in the European Union. We have increased our planning around this entity which would give us access to EU markets, by taking on new premises in Copenhagen for its activities. We intend to run a large part of our rental business from this office. Even with such mitigation steps, we can give no assurance that this, in itself, will be sufficient to reduce the impact of the United Kingdom leaving the EU without a trade deal and allow for continued access to the EU markets.

Impact of the Coronavirus outbreak

The global outbreak of the Coronavirus has resulted in various governments throughout the world (including the USA, United Kingdom, and the European Union member states, where we have operations), implementing measures restricting the freedom of movement of people. These restrictions have severely curtailed our business activities in our second quarter period of 2020.

Our business started to be impacted in February 2020 when several significant industry events such as trade shows important for the promotion and marketing of our products were cancelled. In addition, several navy projects which had been scheduled for implementation were indefinitely postponed in February 2020. During March 2020, governments introduced “global restrictions of movement” that impacted our ability to conduct much of our income generating business activities. Our financial performance was materially impacted in the second quarter of 2020 as disclosed in our Form 10-Q which was filed with the Securities Exchange Commission on June 15, 2020.

Although the economy has somewhat reopened, during the 2020 Third Quarter Period, we continued to be impacted by the pandemic as most of our customers are working on a limited basis and are focusing on the most essential projects. Consequently, this has reduced the demand for our goods and services in the 2020 Third Quarter Period.

Impact on Revenues and Earnings

Until the business environment normalizes, we are uncertain as to the extent of the impact the coronavirus outbreak will have on our financial results. We have experienced two quarters of the coronavirus impact and our financial results have been negatively impacted as we are seeing less demand for our goods and services. The second quarter was severely impacted but in the 2020 Third Quarter Period, we saw an increase in the demand for our goods and services, albeit not at the same levels as the comparable 2019 period. On the Products Business side, a significant part of our revenues is generated from field customer support work (training, assistance in mobilization of equipment or operating the equipment on behalf of our customers). Coronavirus has caused many of these field projects to be postponed indefinitely – which in turn negatively affects our revenues and financial results. Additionally, travel is an important element of the Services Business as many of its engineering projects require customers to attend its premises to conduct Critical Design Reviews (“CDRs”). The Coronavirus outbreak has resulted in travel restrictions due to customer policy or quarantine requirements. This in turn has resulted in the delay in many engineering projects, thus negatively impacting our revenues and financial results.

Impact on Liquidity, Balance Sheet and Assets

Failure to halt the pandemic, coupled with a downturn in the global economic outlook, may adversely impact on our availability of our free cashflow and working capital. However, as of July 31, 2020 at the end of our third quarter we had cash and cash equivalents of $13,017,208 and for the nine month period of 2020 we generated $1,295,525 of cash. Based on our outstanding obligations including loans and notes payable, their terms and our cash balances we believe we have sufficient working capital to effectively continue our business operations for the foreseeable future.

Government Policies on Covid-19

Our operations are based in different countries, with each country establishing different rules related to Covid-19 including rules on restricting business operations, limiting staff travel work, requiring staff to self-isolate where staff member or any family member may be exposed to the virus. This has generally resulted in a less predictable working environment for planning and delivering customer projects. A number of implications flow from this including:

●	Impairment of the business’ productivity
●	Project over runs.
●	Increase project costs due to the delay.
●	Higher staff costs due to increased sick pay allowance which varies according to the country where the business operations are located combined with lower productivity.

Products Business Outlook

In the Current Quarter the Products Business revenues fell by 5.5% compared to the Previous Quarter and similarly year to date revenues were down by 11.6% over the comparable 2019 period.

As we anticipated, in the 2020 Third Quarter Period, the coronavirus outbreak has limited the number of offshore projects which are undertaken by our customers. This has resulted in a significant fall in the category of revenues relating to project work (rentals) which fell in the 2020 Third Quarter Period by 85% and was $119,100 compared to $804,928 in the 2019 Third Quarter Period.

The Products Business operations are global and much of our income generating activities require us to attend customer sites, often on an offshore vessel. Offshore activities now require more planning to ensure personnel entering the offshore facility are virus-free. The new norm requires personnel to be quarantined for a 14-day period in the country where the job site is located, prior to entering the vessel. This limits available resources for customer projects (as project implementation time is likely to increase by the 14 days arrival quarantine and the additional 14 days upon return to home country).

We rely on sophisticated electronics for our products and we anticipate delay in the supply chain and increase in price. This may affect, among other things, our gross margins and ability to fulfil customer orders in a timely manner along with a resulting decline in revenues.

Services Business Outlook

In the Current Quarter the Services Segment revenues fell by 31.8% compared to the Previous Quarter and similarly year to date revenues were down 28.2% over the comparable 2019 period.

The Services Business continue to experience delays in the placement of defense-related orders due to the coronavirus.

In addition, many of our engineering projects require customers to attend our sites for Critical Design Reviews (“CDRs”). Due to the policy of many organizations to limit travel to “essential travel only”, many CDRs are postponed and this negatively impacts on the advancement of the engineering projects which will impact revenues.

Exporting to China

The change in both the US and UK Governments attitude towards trade with China, directly affects the sale by our Products Business to customers based in China. Our real time 3D sonars which are rated above 300 meters along with our inertial navigation and attitude measurement sensors (F180® series) are subject to export control for certain countries, including China. This means that before we export an item which is subject to export control, an export license must be obtained.

Recently, the UK Government refused an export license for the first time in 25 years of our dealing with the UK Export Control Organization for a significant order we had received from a repeat customer in China. The curtailment of access to this market due to Government Restrictions is likely to significantly impact our revenues from Asia.

The removal of China and potentially the European Union as trading partners, would have significant negative impact on our revenues.

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

Revenue Recognition

Our revenues are earned under formal contracts with our customers and are derived from both sales and rental of underwater technologies and equipment for imaging, mapping, defense and survey applications and from the engineering services that we provide. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider additional potential variable consideration. Our product sales do not include a right of return by the customer.

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

Intangible Assets

Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (or goodwill), customer relationships, and licenses. Goodwill was allocated to our reporting units based on the original purchase price allocation. Goodwill is not amortized, and it is evaluated annually for impairment or more often if circumstances indicate impairment may exist. Customer relationships, non-compete agreements, patents and licenses are being amortized on a straight-line basis over periods of 2 to 15 years. The Company amortizes its limited lived intangible assets using the straight-line method over their estimated period of benefit. Annually, or sooner if there is indication of a loss in value, we evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, goodwill is reduced by the excess of the carrying amount of the reporting unit over that reporting unit’s fair value. Goodwill can never be reduced below zero, if any. At the end of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of over the fair value of the respective reporting unit to which the goodwill is allocated. There were no impairment charges during the periods presented.

Summary of Consolidated Results of Operations

Following the material adverse impact on our financial results in the second quarter of 2020 due to the coronavirus pandemic which resulted in the closing of the global economy, in the 2020 Third Quarter Period we saw a moderate increase in the demand for our goods and services.

Although the business environment is still challenging due the ongoing coronavirus pandemic, in the 2020 Third Quarter Period we were able to fully reopen our business operations in all locations.

The Products Business has seen a significant decline in offshore project work. We believe customers are pursuing only essential projects (such as underwater repair, health and/or safety projects or salvaging operations). This has resulted in a significant fall in revenues generated from project works (rentals) which fell by 85% ($119,100) in the Current Quarter compared to $804,928 in the Previous Quarter. In the Current Quarter the Products Business generated revenues of $3,053,070 compared to $3,231,510 the Previous Quarter, representing a fall of 5.5%. The composition of revenues generated by the Products Business in the Current Quarter has impacted gross profit margins which were lower by 3.1% in the Products Business than the Previous Quarter.

The Services Segment order take has slowed due to the coronavirus and we are seeing a delay in anticipated orders coupled with delays in receiving customer sign off (critical design reviews) on engineering projects, as customers are unable to visit our site to perform such reviews. This results in the delay of the advancement of these engineering projects and therefore our revenues.

In the Current Quarter, the Services Business generated revenues of $2,342,966 compared to $3,436,988 in the Previous Quarter, a fall of 31.8%.

In the Current Quarter the Products Business generated 56.6% of our consolidated revenues and the Services Business generated 43.4%.

Results of Operations for the Current Quarter compared to the Previous Quarter

Revenue: Total consolidated revenues for the Current Quarter and the Previous Quarter were $5,396,036 and $6,668,498 respectively, representing a decrease of 19.1%. This decrease is due to the ongoing impact of the Coronavirus pandemic resulting in lower demand for our goods and services, largely because customer staff are still working from home which hampers progress on many field projects. The Services Business is also experiencing delays in the completion of critical design reviews (“CDRs”) on engineering projects due to customers pursuing an “essential travel only policy”. The Products Business generated revenues of $3,053,070 compared to $3,231,510 in Previous Quarter, representing a fall in its revenues of 5.5%. The Services Business generated revenues of $2,342,966 compared to $3,436,938 in the Previous Quarter representing a fall in its revenues of 31.8%.

Gross Profit Margins: Margin percentage was marginally weaker in the Current Quarter at 67.1% (gross profit of $3,619,168) compared to 68.2% (gross profit of $4,547,818) in the Previous Quarter.

Gross Profit Margins may vary according to several factors. These include:

●	The percentage of consolidated sales attributed by Products Business. The Gross Profit Margin yielded by the Products Business is generally higher than that of the Services Business;
●	The percentage of consolidated sales attributed by the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials contracts (except for its Thermite® products);
●	The mix of sales within the Products Business (outright sales versus rentals; hardware sales versus software and mix of services: offshore engineering services or customer paid for research and development work around our technology); and
●	Level of discounts we may give on Products due to volume purchase by customer and commissions on sales (both the Services and Products Businesses work with sales agents).

In the Current Quarter Gross Profit Margins for the Products operations were 78.6% compared to 81.7% in the Previous Quarter. For the Services operation these were 52.0% in the Current Quarter compared to 55.5% in the Previous Quarter. Since there are more variable factors affecting Gross Profit Margins in the Products Business, a table showing a summary of break-out of sales generated by the Products Business in the Current Quarter compared to the Previous Quarter is set out below:

	Current Quarter Products	Previous Quarter Products	Percentage Change
Equipment Sales	$2,058,166	$1,850,844	11.2%
Equipment Rentals	119,100	804,928	(85.2)%
Software Sales	90,540	122,061	(25.8)%
Services	785,264	453,677	73.1%

Total Net Sales	$3,053,070	$3,231,510	(5.5)%

The significant reduction in our rental revenues is due to lower demand as during this pandemic period customers are pursuing essential projects only. Most customers are still operating essential travel only policy (restricting therefore the number of projects that can be executed). Furthermore, the increase in outright sales means that there is an increase in commission payable in respect of these outright sales. This also affects our margins.

Further information on the performance in the Current Quarter compared to the Previous Quarter of each Segment including revenues by product and geography can be found in Note 14 to the Unaudited Consolidated Financial Statements.

Research and Development (R&D): Total consolidated Research and Development expenditures in the Current Quarter were $772,641 compared to $631,690 in the Previous Quarter, representing an increase of 22.3%. The main reason for R&D expenditure increasing is the development investments the Service Segment is making. This is detailed below.

●	Services Segment.

During the Current Quarter, the Services Business R&D expenditures increased by 969% (from $32,991 in the Previous Quarter to $352,625 in the Current Quarter). Research and Development expenditures are incurred by this business in relation to an incubator embedded systems division which it has established. This division is investing in the development of the Thermite® range of mission computers for leveraging across our group of companies. In this connection, at the beginning of our fiscal year we have hired 4 new engineers for this division as reflected by the increase in R&D expenditures in this Segment. Thermite is a ruggedized mission computer with variants which are man worn, backpack worn and simultaneously integrated in the soldier’s helmet and in defense system such as air-borne drones. The next generation of Thermite® (now the Thermite® Octal) is in trials with several customers. The pace of these trials has slowed due to the outbreak of the coronavirus, where travel is still restricted, and most employees are working from home which therefore impacts trial scheduling. We continue to believe that the development of the Thermite® product is significant for the growth of our Services Segment.

●	Products Segment

R&D expenditures in the Products Business fell from $503,540 in the Previous Quarter to $394,332 in the Current Quarter, representing a reduction of 21.7%. Research and Development expenditures are incurred by this business in relation to its ongoing product development including its underwater imaging sonar technology and inertial navigation systems (both hardware and software). The reduction in this area of expenditures in the Current Quarter is in accordance with our business plan. We have reached key milestones in our development plan with respect to our real time 3D imaging sonar technology and our inertial navigation and attitude measurement sensor, which has resulted in the fall in these expenditures in the Current Quarter.

●	CRADA – Heads Up Development Prototype Investment

In the Previous Quarter, we incurred Research and Development expenditures attributed to the Cooperative Research and Development Agreement (“CRADA”). Under the CRADA we collaborated with Naval Surface Warfare Center, Panama Division in the development of the first-generation prototype Heads Up Display (HUD) Unit for Naval Sea Systems Command (NAVSEA). The first-generation prototype has been signed off under the CRADA and, accordingly, we do not expect further expenditures under the CRADA since the next generation of the HUD is expected to be funded by ONR/NAVSEA.

Segment	July 31, 2020	July 31, 2019	Percentage Change
Services Segment R&D Expenditures	$352,625	$32,991	Increase of 969%
Products Segment R&D Expenditures	$394,332	$503,540	Decrease of 21.7%
Coda Octopus Group, Inc. R&D Expenditures	$25,684	$95,159	Decrease of 73%

Despite spending significant amounts on Research and Development, we can neither guarantee that these efforts will be successful nor that they will result in meaningful commercial opportunities for the Business.

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter was $1,525,469 compared to $1,775,909 in the Previous Quarter, representing a fall of 14.1%.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	July 31, 2020	July 31, 2019	Percentage Change
Wages and Salaries	$734,890	$726,025	Increase of 1.2%
Legal and Professional Fees (including accounting and audit)	$177,248	$213,274	Decrease of 16.9%
Rent and Rates for our various locations	$50,339	$45,283	Increase of 11.17%
Marketing	$2,487	$49,110	Decrease of 94.94%
General Costs	$(171,028)	$(27,836)	Increase of 514.4%

Legal and Professional Fees were lower due to certain waivers of fees by our Board and our CEO. These waivers have now expired, and payment of fees will resume in the fourth quarter. The percentages of fees that were waived are disclosed in Form 8-K filed the Securities Exchange Commission on April 7, 2020.

Marketing costs were lower due to limitation of travel caused by the coronavirus outbreak and cancellation of industry trade shows.

The decrease in General Costs is due to a fall in transactional foreign currency exchange expenses.

Operating Income (loss): In the Current Quarter we realized an operating income of $1,321,058 compared to an operating income of $2,140,219 in the Previous Quarter, representing a fall of 38.3%. This is largely due to the fall in our revenues in the Current Quarter by 19.1% compared to the Previous Quarter. The fall in revenues reflects the impact of the coronavirus which continues to prevent the full normalization of business activities where we are still seeing restriction on travel and customers pursuing only essential projects. Overall, this has resulted in lower demand for our goods and services.

Interest Expense: Interest expense decreased by 18.2% in the Current Quarter to $16,580 from $20,275 in the Previous Quarter. This reflects a reduction in the level of secured debentures we have in place. Although we availed ourselves to the Paycheck Protection Program introduced by the US Government and borrowed $648,871 which carries an interest of 1%, we have fully utilized these amounts for the purposes which they were granted. We therefore believe that we qualify for the forgiveness of materially all of these amounts and as such we do not believe that interest expense will be impacted by the borrowing of these amounts. Note 11 – Notes Payable to the Unaudited Consolidated Financial Statements contains further details pertaining to outstanding loans and notes payable.

Other Income: We had $3,871 in Other Expense as compared to $6,398 in Other income in the Previous Quarter. This category is subject to fluctuations as it usually reflects UK Value Added Tax rebates from purchases made outside of the European Union by our UK operations and therefore fluctuates according to the level of such purchases.

Net Income (loss) before income taxes: In the Current Quarter, we realized net income before income taxes of $1,308,349 as compared to $2,126,342 in the Previous Quarter, representing a decrease of 38.5%. The fall in Net Income before income taxes is primarily due to the fall in our consolidated revenues by 19.1% caused by the ongoing coronavirus outbreak which has resulted in constraints in the operating business environment resulting in reduced demand for our goods and services and also delay in performing a number of critical design review (CDRs) engineering projects which requires customers to travel to our facilities to perform these. This has slowed down the advancement of these projects and therefore revenues that can be recognized.

Net Income: In the Current Quarter, Net Income was $1,022,753 compared to $1,775,687 in the Previous Quarter, representing a fall of 42.4%. The fall in Net Income is primarily due to the fall in our consolidated revenues by 19.1% due to the ongoing impact of the coronavirus which has resulted in reduced demand for our goods and services in the Current Quarter along with a delay in performing a number of critical design review (CDRs) engineering projects which requires customers to travel to our facilities to perform these. This has slowed down the advancement of these projects and therefore revenues that can be recognized.

Comprehensive Income. In the Current Quarter Comprehensive Income was $1,697,632 compared to a comprehensive income of $317,372 for the Previous Quarter, representing an increase of 434.9%. This category is affected by fluctuations in foreign currency exchange transactions. In the Previous Quarter we had foreign currency exchange adjustment losses of (1,458,315) compared to a gain of $674,879 in the Current Quarter.

Results of Operations for the Current Nine Month Period compared to the Previous Nine Month Period

Revenue: Total consolidated revenues for the Current Nine Month Period and the Previous Nine Month Period were $15,366,233 and $19,210,278 respectively, representing a decrease of 20%. The significant fall in revenues in the Current Nine Month Period, is a carry forward effect from our financial results in the second quarter of 2020 which were severely impacted by the Coronavirus outbreak and which saw a decline in our consolidated revenues of 51.5%. Although in the third quarter of 2020, the business has started to recover from the deleterious impact realized in the second quarter 2020 period, we are still seeing a lower demand for our goods and services. Revenues have particularly been impacted in the second and third quarter in the Services operations due to delays in advancing a number of engineering projects as these are hampered by travel restrictions which impinge on the ability to conduct the necessary Critical Design Reviews required to advance these projects in the Services Business.

Gross Profit Margins: Margin percentage was slightly weaker in the Current Nine Month Period at 63.9% (gross profit of $9,819,022) compared to 66.7% (gross profit of $12,805,552) in the Previous Nine Month Period.

Gross Profit Margins vary according to several factors, including:

●	The percentage of consolidated sales attributed to Products Business. The Gross Profit Margin yielded by the Products Business is generally higher than that of the Services Business;
●	The percentage of consolidated sales attributed to the Services Business (this Business yields lower gross profit margin on sales which are largely based on time and materials contracts (except for its Thermite® products);
●	The mix of sales within the Products Business (outright sales versus rentals; hardware sales versus software and mix of services: offshore engineering services or customer paid for research and development work around our technology); and
●	Level of discounts we may give on Products due to volume purchase by customer and commissions on sales (both the Services and Products work with sales agents).

In the Current Nine Month Period Gross Profit Margins for the Products Business were 79.5% compared to 81.0% in the Previous Nine Month Period; Gross Profit Margins for the Services Business were 45.2% in the Current Nine Month Period compared to 52.7% in the Previous Nine Month Period. Since there are more variable factors affecting Gross Profit Margins in the Products Business, a table showing a summary of break-out of sales generated by the Products Business in the Current Nine Month Period compared to the Previous Nine Month Period is set out below:

	Current Nine Months Period Products	Previous Nine Months Period Products	Percentage Change
Equipment Sales	$5,241,537	$4,758,338	10.2%
Equipment Rentals	947,664	1,975,510	(52.0)%
Software Sales	358,467	517,398	(30.7)%
Services	1,829,413	2,229,983	(18.0)%

Total Net Sales	$8,377,081	$9,481,229	(11.6)%

The significant reduction in rentals is due to lower demand during the second and third quarter periods of this financial year due to the pandemic. This has resulted in customers pursuing only essential projects to minimize travel and thus risks of contraction of the virus by their personnel. Furthermore, the increase in sales means that there is an increase in commission payable in respect of sales. This also affects our margins.

Further information on the performance of each Segment for the Current Nine Month Period compared to the Previous Nine Month Period including revenues by product and geography can be found in Note 14 – “Segment Analysis” to the Unaudited Consolidated Financial Statements.

Research and Development (R&D): R&D expenditures in the Current Nine Month Period were $2,414,547 compared to the $1,948,243 in the Previous Nine Month Period, representing an increase of 23.9%. The increase in R&D expenditures in the Current Nine Month Period over the Previous Nine Month Period is attributed to the Services Segment which saw an increase in this area of expenditures of approximately 537%. R&D Expenditures in the Products Business were down in the Current Nine Month Period by 9.12% compared to the Previous Nine Month Period.

●	Services Segment.

During the Current Nine Month Period the Services Business R&D expenditures increased by 537%. Research and Development expenditures are incurred by this business in relation to an incubator embedded systems division which it has established. This division is investing in the development of the Thermite® range of mission computers for leveraging across our group of companies. In this connection, at the beginning of our fiscal year we have hired 4 new engineers for this division and increase in R&D expenditures in this Segment reflects this. Thermite is a ruggedized mission computer with variants which are man worn, backpack worn and simultaneously integrated in the soldier’s helmet and in defense system such as air-borne drones. The next generation of Thermite® (now the Thermite® Octal) is in trials with several customers (although the pace of these trials has slowed due to restrictions on non-essential travel). We believe that the continuing development of the Thermite® product is significant for the growth of our Services Segment.

●	Products Segment

During the Current Nine Month Period R&D expenditures in the Products Segment decreased by 9.12% from $1,533,544 in the Previous Nine Month Period to $1,393,757 in the Current Nine Month Period. These expenditures are attributed to investments we are making in developing products. The fall of R&D expenditures in the Current Nine Month Period is in accordance with our business plan. We have reached key milestones in our development plan with respect to our real time 3D imaging sonar technology and our inertial navigation and attitude measurement sensor, which has resulted in the fall in these expenditures in the Current Nine Month Period.

●	CRADA – Heads Up Development Prototype Investment

In the Previous Nine Month Period we had costs of $284,494 compared to $190,782 in the Current Nine Month Period, representing a fall of 32.94% on Research and Development expenditures attributed to the Cooperative Research and Development Agreement (“CRADA”). Under the CRADA we collaborated in the development of the first-generation prototype Heads Up Display (HUD) Unit for Naval Sea Systems Command (NAVSEA) in conjunction with Naval Surface Warfare Center, Panama Division. The first-generation prototype has been signed off under the CRADA and, accordingly, we do not expect further expenditures under the CRADA since the next generation of the HUD will be funded by ONR/NAVSEA. We have started to receive the first tranche of the second-generation HUD development funding.

Segment	July 31, 2020	July 31, 2019	Percentage Change
Services Segment R&D Expenditures	$830,008	130,205	Increase of 537.46%
Products Segment R&D Expenditures	$1,393,757	$1,533,544	Decrease of 9.12%
Coda Octopus Group, Inc. R&D Expenditures	$190,782	$284,494	Decrease of 32.94%

Despite spending significant amounts on Research and Development, we can neither guarantee that these efforts will be successful nor that they will result in meaningful commercial opportunities for the Business.

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Nine Month Period was $4,950,357 compared to $5,091,866 in the Previous Nine Month Period representing a fall in this area of expenditure of 2.8%.

Key Areas of SG&A Expenditure across the Group for the Current Nine Month Period compared to the Previous Nine Month Period are:

Expenditure	July 31, 2020	July 30, 2019	Percentage Change
Wages and Salaries	$2,290,485	$2,217,906	Increase of 3.27%
Legal and Professional Fees (including accounting and audit)	$765,320	$761,498	Increase of 0.5%
Rent for our various locations	$116,218	$198,614	Decrease of 41.49%
Marketing	$68,823	$138,765	Decrease of 50.40%
General Costs	$(96,384)	$(26,442)	Increase of 264.51%

The increase in the “Wages and Salaries” category of expenditure in the Current Nine Month Period, is a reflection of increase in the costs of labor in the UK where we have the highest head count of staff and the costs of additional staff in the area of sales and marketing. We have started to introduce some costs cutting measures and would expect on an annualized basis that this area of expenditures will remain broadly in line with the annualized numbers in the previous financial year.

“Legal and Professional” expenditures in the Current Nine Month Period increased slightly over the Previous Nine Month Period. In the Current Nine Month Period, we also received certain waivers of by our Board and our CEO. These waivers expired in the fourth quarter of our fiscal year. The percentages of fees that were waived are disclosed in Form 8-K filed the Securities Exchange Commission on April 7, 2020.

The decrease in the category of rent is a reflection that we now own most of the properties which we use for our business operations across our group. We expect this category to remain at the amount reflected in the Current Quarter. The only rental property we currently utilize in our Company is our facility in Copenhagen, Denmark where we have established this office to mitigate against some of the impact of the United Kingdom’s withdrawal from the European Union.

The decrease in General Costs is due to decrease of transactional foreign currency exchange expenses.

Operating Income: Our income from our operating activities in the Current Nine Month Period was $2,454,118 as compared to $5,765,443 in the Previous Nine Month Period which represents a fall of 57.4%. This is due to the significant fall in our revenues in second quarter of 2020 period caused by the impact of coronavirus which limited our business activities severely as a result of the closure of global economic activities. Although in the third quarter of 2020 we have seen an increase in the demand for our goods and services compared to the second quarter 2020 period, where the pandemic impact was greatest, we have still not seen a reversion to the same level of demand pre-pandemic. Revenues in the 2020 Third Quarter Period were also down by 19.1% compared to the 2019 Third Quarter Period. Together these circumstances have resulted in a fall in our Current Nine Month Period revenues and at the same time our operating expenses have largely remained at the same levels as in the prior periods, thus negatively impacting our operating income for the Current Nine Month Period.

Interest Expense: Interest expense in the Current Nine Month Period was $54,650 compared to $69,683 in the Previous Nine Month Period, representing a fall of 21.6%. This is an area that is decreasing due to reduction in the level of loans and notes payable and associated interests. Although we availed ourselves to the Paycheck Protection Program introduced by the US Government and borrowed $648,871 which carries an interest of 1%, we have fully utilized these amounts for the purposes which they were granted. We therefore believe that we qualify for the forgiveness of materially all of these amounts and as such we do not believe that interest expense will be impacted by the amounts borrowed under the scheme. Please refer to Note 11 –Loans and Notes Payable - to the Unaudited Consolidated Financial Statements for further details pertaining to this HSBC Loan for more information on this.

Other Income: In the Current Nine Month Period, we had Other Income of $16,384 as compared to $65,467 in the Previous Nine Month Period representing a decrease of 75%. This category is subject to fluctuations as it usually reflects UK Value Added Tax rebates from purchases made outside of the European Union by our UK operations and therefore fluctuates according to the level of such purchases.

Net Income before income taxes: In the Current Nine Month Period, we had a net income before income taxes of $2,415,852 as compared to $5,761,227 in the Previous Nine Month Period, representing a fall of 58.1%. This is due to the reasons explained above.

Net Income: In the Current Nine Month Period net income fell by 57.8% to $2,104,446 from $4,988,194 in the Previous Nine Month Period due to the coronavirus impact on our business which has severely constrained our business activities and resulted in lower demand for our goods and services.

Comprehensive Income. In the Current Nine Month Period Comprehensive Income was $2,310,091 compared to $3,922,715 for the Previous Nine Month Period. This category is affected by fluctuations in foreign currency exchange transactions. In the Previous Nine Month Period we had a significant loss of $1,065,479 on foreign currency translation adjustment transactions compared to a modest gain in the Current Nine Month Period of $205,645

Liquidity and Capital Resources

At July 31, 2020, the Company had an accumulated deficit of $24,664,761, working capital of $23,939,374 and stockholders’ equity of $33,370,829. For the Nine Months Ended July 31, 2020, the Company’s operating activities generated cash of $1,636,459.

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

The amount outstanding under this loan as of July 31, 2020 is $696,798. Please refer to Note 11 – Notes Payable - to the Unaudited Consolidated Financial Statements for further details pertaining to this HSBC Loan for more information on this.

Revolving Credit Line

The Company secured a $4,000,000 revolving line of credit with the Lender on November 27, 2019, at prime. The outstanding balance on the line of credit was $0 as of July 31, 2020. This is an annual facility and is due to be considered for renewal in November 2020.

Paycheck Protection Program

In April 2020, the Company availed itself to the Paycheck Protection Program (“PPP”) borrowing a total of $648,871. This carries an interest rate of 1%. We have utilized these amounts in accordance with the purpose of the program and would anticipate that materially all of these amounts will be forgiven. Please refer to Note 11 – Notes Payable to the Unaudited Consolidated Financial Statements.

Inflation and Foreign Currency

The Company maintains its books in functional currency. In this connection these are:

●	US Dollars for US Operations;
●	British Pound for United Kingdom Operations;
●	Danish Kroner for our Danish Operations; and
●	Australian Dollars for our Australian Operations.

Fluctuations in currency exchange rates can affect the Company’s sales, profitability and financial position when the foreign currencies of its international operations are translated into U.S. dollars for financial reporting. In addition, we are also subject to currency fluctuations risk with respect to certain foreign currency denominated receivables and payables. The Company cannot predict the extent to which currency fluctuations may affect the Company’s business and financial position, and there is a risk that such fluctuations will have an adverse impact on the Company’s sales, profits and financial position including its recorded book value of its assets. Also, because differing portions of our revenues and costs are denominated in foreign currency, movements can impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens without correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure.

The impact of currency fluctuations on the three months and Nine months ended July 31, 2020 is shown below. For the purpose of this table “Constant Rates” is defined as the weighted average exchange rate prevailing in the previous comparable period.

Table 1: Three Months ended July 31, 2020

	GBP		AUD		DKK		USD
	Actual Results	Constant rates	Actual Results	Constant rates	Actual Results	Constant rates	Actual Results	Constant rates	Total Effect
Revenues	1,839,801	1,825,042	26,257	26,414	-	-	1,866,058	1,851,456	14,602
Costs	736,519	730,611	(28,300)	(28,470)	5,499	5,407	713,718	707,549	6,169
Net Income (Losses)	1,103,282	1,094,431	54,557	54,884	(5,499)	(5,407)	1,152,340	1,143,908	8,432
Assets	20,017,873	18,629,694	994,320	956,757	32,343	30,364	21,044,536	19,616,815	1,427,721
Liabilities	(1,637,703)	(1,524,133)	(2,566)	(2,469)	3,251	3,052	(1,637,018)	(1,523,550)	(113,468)
Net Assets	18,380,170	17,105,561	991,754	954,288	35,594	33,416	19,407,518	18,093,264	1,314,254

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, increased our net income on activities in the Current Quarter by $8,432 and increased net assets by $1,314,254. In addition, the Company recorded gains on exchange rate fluctuations on transactions of $1,464 during the Current Quarter.

Table 2: Nine Months ended July 31, 2020

The impact of currency fluctuations on the Nine months ended July 31, 2020 is shown below. In this context “Constant Rates” is defined as the weighted average exchange rate prevailing in the Previous Quarter.

	GBP		AUD		DKK		USD
	Actual Results	Constant rates	Actual Results	Constant rates	Actual Results	Constant rates	Actual Results	Constant rates	Total Effect
Revenues	7,174,864	7,176,669	226,371	238,840	-	-	7,401,235	7,415,508	(14,273)
Costs	4,964,179	4,965,428	(20,056)	(21,161)	18,017	18,242	4,962,140	4,962,509	(369)
Net Income (Losses)	2,210,685	2,211,241	246,427	260,000	(18,017)	(18,242)	2,439,095	2,453,000	(13,905)
Assets	20,017,873	18,629,694	994,320	956,757	32,343	30,364	21,044,536	19,616,815	1,427,721
Liabilities	(1,637,703)	(1,524,133)	(2,566)	(2,469)	3,251	3,052	(1,637,018)	(1,523,550)	(113,468)
Net Assets	18,380,170	17,105,561	991,754	954,288	35,594	33,416	19,407,518	18,093,264	1,314,254

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, decreased our net income on activities in the Current Nine Months Period by $13,905 and increased net assets by $1,314,254. In addition, the Company recorded losses on exchange rate fluctuations on transactions of $49,787 during the Current Nine Months Period.

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

Item 1A. Risks Factors

Not required for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the terms of the Company’s approved 2017 Stock Incentive Plan, on March 23, 2020, the Company granted a total of 552,000 options to a number of its employees. The seven-year options may be exercised at $4.62 per share and vest in three equal annual installments commencing on the first anniversary of grant.

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

Coda Octopus Group, Inc. (Registrant)

Date: September 14, 2020	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: September 14, 2020	/s/ Michael Midgley
Michael Midgley
Chief Financial Officer

