Form 10-K
period 2020-10-31
Coda Octopus Group, Inc.
filed 2021-01-28
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

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

407 735 2402

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE

Securities registered under Section 12(g) of the Exchange Act:

NONE

●	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

●	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

●	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

●	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

●	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

●	State issuer’s revenues for its most recent fiscal year: $20,043,810

●	State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 30, 2020 representing the last business day of the registrant’s most recently completed fiscal year: approximately $27,325,000

●	State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,751,881 as of January 28, 2021.

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

PART I

ITEM 1. BUSINESS

Overview

Coda Octopus Group, Inc. (“Coda” “the Company” or “we”), through its wholly owned subsidiaries, operates two distinct businesses:

●	the Marine Technology Business (also referred to in this Form 10-K as “Products Business”, “Products Operations” or “Products Segment”); and

●	the Marine Engineering Business (also referred to in this Form 10-K as “Engineering Business”, “Engineering Operations”, or “Services Segment”).

Our Marine Technology Business is a technology solution provider to the subsea and underwater market. It owns key proprietary sonar technology used for underwater commercial and defense applications. All design, development and manufacturing of our technology and solutions are performed within the Company. These products and solutions are used primarily in the underwater construction market, offshore wind energy industry (offshore renewables), and offshore oil and gas, complex dredging, port security, mining, fisheries and marine sciences sectors. Our volumetric real time sonar technology is our most promising product for the Group’s growth due to its unique capabilities including real time 3D visualization of moving objects underwater including in zero-visibility water conditions. Our customers include service providers to major oil and gas (“O&G”) companies, renewable companies, underwater construction companies, law enforcement agencies, ports, mining companies, defense bodies, research institutes and universities. We are widely considered the leading solution providers for real time 3D visualization underwater.

Our Marine Engineering Business is a supplier of embedded solutions and sub-assemblies which they design and manufacture and sell into mission critical integrated defense systems such as the Close-In-Weapons System (CIWS). The Services Segment established its business in 1977 and has been supporting a number of significant defense programs for over 40 years, including Raytheon’s CIWS and Northrop Grumman’s Mine Hunting Systems Program. The Services Segment’s business model entails designing sub-assembly prototypes for defense programs which typically lead to contracts for the manufacture, repair and upgrade of these sub-assemblies. We are the sole source for the parts that we supply into these programs. This business model ensures recurring and long tail revenues since we continue to supply parts, typically for the life of the program, which can span decades. Coda Octopus Colmek, Inc. and Coda Octopus Martech Ltd, each qualifies as a small business. This opens up opportunity under state requirements to collaborate with Prime Defense Contractors on these programs.

Due to the above, a significant part of the revenues generated by the Marine Engineering Business is highly concentrated and are derived from a small number of prime defense contractors such as Raytheon or Northrop. In any one year, between 20% to 30% of our consolidated revenues may be derived from these customers either alone or collectively.

The Services Segment operates through our wholly owned subsidiaries, Coda Octopus Colmek, Inc. (“Colmek”) based in Salt Lake City, Utah, and Coda Octopus Martech Limited (“Martech”) based in the United Kingdom.

Our Products and Services operations have established synergies in terms of customers and specialized engineering skills set for robust, rugged and repeated engineering solutions relating to data acquisition, data computation and display of the data. Increasingly drawing on each part of the business strengths, the Marine Technology business and Marine Engineering Business work jointly on projects including responding jointly for tenders.

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

In December 2002, Coda Octopus Ltd acquired OmniTech AS, a Norwegian company, which became a wholly owned subsidiary of the Company and which subsequently changed its name to Coda Octopus R&D AS. OmniTech owned the patents to a “method for producing a 3-D Image” (which has now expired). At the time of acquisition, this company had been engaged for over ten years in developing a revolutionary imaging and visualization sonar technology capable of producing real time three-dimensional (“3D”) underwater images for use in subsea activities. Coda Octopus Products Limited (Edinburgh based) then developed the visualization software to control and display the images from the real time 3D sonar. This patented technology is now marketed by us under the brand name “Echoscope®”. All activities of this now-defunct Norwegian subsidiary have been transferred to Coda Octopus Products Limited (Edinburgh).

On July 13, 2004, the Company effected a reverse merger pursuant to the terms of a share exchange agreement between The Panda Project, Inc. (“Panda”), a Florida corporation, and a now defunct entity affiliated with Coda Octopus Ltd. (“Coda Parent”). Panda acquired the shares of Coda Octopus Limited, a UK corporation and a wholly-owned subsidiary of Coda Parent, in consideration for the issuance of a total of 1,432,143 shares of common stock to Coda Parent and other shareholders of Coda Octopus Limited. The shares issued represented approximately 90.9% of the issued and outstanding shares of Panda. The share exchange was accounted for as a reverse acquisition of Panda by Coda. Subsequently, Panda was reincorporated in Delaware and changed its name to Coda Octopus Group, Inc.

In June 2006, we acquired Coda Octopus Martech Limited which is part of our Services Segment or Marine Engineering Business. This is an English corporation.

In April 2007, we acquired Coda Octopus Colmek, Inc. which is part of our Services Segment or Marine Engineering Business. This is a Utah corporation.

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

Marine Technology Business (“Products Segment”)

Our Marine Technology Business develops proprietary solutions for both the commercial and defense subsea market. The range of our solutions are complementary and include:

●	Geophysical Systems comprising hardware and software; and
●	Motion and Positioning Systems comprising hardware and software; and
●	Real Time Volumetric Imaging Sonar comprising hardware and software.

These products are sold, leased or rented into various marine sectors and include:

●	Marine geophysical survey
●	Underwater construction
●	Diving
●	Salvage and decommissioning
●	Oil and gas
●	Commercial fisheries
●	Environmental, mammal and habitat monitoring
●	Defense
●	Marine vehicles and robotics
●	Security, law enforcement and first responders
●	Research and education

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

3. Real Time Volumetric Imaging Sonars (ranging from 3D/4D, 5D and 6D)

We design, develop and supply what we believe is the world’s most advanced series of real time volumetric imaging sonar. This is the culmination of over 25 years of research and development. This technology is protected by multiple patents. Furthermore, we continue to file patents relating to our new and revolutionary sonars, our 5-Dimensional (5D) and 6-Dimensional (6D) real time volumetric imaging sonars (marketed under the name Echoscope® PIPE (Parallel Intelligent Processing Engine). Our sonar innovations are multi-tiered and extend to hardware, firmware and software, all of which co-exist and are co-dependent on each other. In other words, hardware, firmware and software operate as sub-systems to each other. We believe that the highly complex nature of this new technology will make it extremely difficult to reverse engineer our products. Pioneering this unique technology gives us a significant advantage over our competitors in the subsea imaging sonar market sectors. We also believe that our three-tier product development capability of hardware, software and solution delivery adds to our competitive lead.

We believe that this technology is superior to the other imaging sonars in the market as it generates real time 3D, 4D, 5D and 6D images of the underwater environment irrespective of low or zero visibility conditions and, unlike conventional sonars, can image a volume (as opposed to a slice of data) and subsea moving objects.

Sonar Hardware

During fiscal 2019, we completed critical innovation and advancement milestones around our core volumetric real time sonar technology. We have now introduced the world’s first 5D and 6D series of volumetric imaging sonar technology. We believe our 5D and 6D series of sonars heralds a significant leap forward in real time subsea imaging as this inventive capability allows a single sonar to provide to different parts of the survey operations multiple real time data sets (as opposed to one 3D dataset) for each part of the survey teams’ requirements.

We believe that our real time volumetric imaging sonar products are revolutionizing the sonar market due to the following unique capabilities:

A.	Live 3D imaging of any moving objects within the sonar field of view including construction assets, divers, subsea vehicles and tools and machinery executing tasks underwater.
B.	Accurate three-dimensional data unaffected by motion or water visibility.
C.	Mapping of complex structures with a volumetric ping as opposed to individual angular slices of data. The more complex the structure, the greater the benefit of real-time volumetric sonar imaging over a traditional survey.
D.	Live situational awareness of static and moving objects for safe terrain navigation or target tracking.
E.	First Person Perspective imaging allowing the operator to point the real-time volumetric imaging sonar towards any target, regardless of where in the water column the target is located and generate a true first person perspective image.
F.	Imaging or visualizing subsea environments in low or zero visibility conditions and in situations of high waterflow and active noise pollution (dredging and rock dumping).
G.	3D Range gating of the live image to focus on specific targets or features at specified ranges – regardless of signal strength. This specifically allows for weak targets close to the sonar to be discarded from the image (e.g. bubbles or fish) or detected as threats (e.g. fishing nets).
H.	Coherent single sensor delivery for multiple applications.
I.	Unique rendering and viewing software techniques that simplifies data interpretation.
J.	Direct integration with a range of compatible sensors (e.g. GPS, attitude sensors), actuators (pan and tilt) and custom, task-specific software that provides task or mission solutions for key markets such as the underwater construction market and offshore wind energy sector.

Prior to January 2018, we were selling our third generation (3G) sonar series. In January 2018 we launched the first product within our fourth generation series of sonars (“4G sonar series”). The 4G sonar series is an important development milestone for the Company. Due to the form factor of our previous generation of 3G sonar series this limited the types of subsea vessels/vehicles this generation of sonar could be integrated on (and therefore be used for) due to (i) size; (ii) weight and (iii) power requirements (“form factor barriers”). With the launch of the 4G sonar series we have removed these form factor barriers and can now integrate on the majority of underwater vehicles in the market including the new and fast emerging smaller underwater vehicles such as autonomous surface vehicles (ASVs) and unmanned underwater vehicles (UUVs) which are propelling growth in the underwater market.

The 4G sonar series developments were largely form factor driven as opposed to being based on performance and capability advancements. In fiscal years 2019 and 2020 we continued our innovation of our sonar technology to focus on performance and capability advancements, particularly on the beamforming and the data processing capability of our sonar series. In the previous generation of our sonars, due to limitations in processing capability technology there were restrictions on how much of the captured sonar data could be processed. Our previous generations of sonars processed 16,384 pieces of data per sonar ping (compared to around 256 pieces of data per sonar ping for competing technology such as the multibeam). Under our new 5D/6D sonars series for each signal that is generated by the sonar we receive back up to 40 million pieces of information which we can now process. We believe that this advancement allows us to deliver to the market the first 5-Dimensional (5D) sonar and 6-Dimensional (6D) sonar capabilities and significantly builds on our 4G sonar series. Our 5D capability allows customers to collect full time series 4D backscatter data in real time. Our 6D capability allows customers to use a single sonar for multiple simultaneous real time data sets using different real time capture and processing parameters (such as range, frequency and field of view).

The 4G sonar series development which we launched in 2018 now combined with the performance and capability advancements (5D and 6D capability) crystalizes the completion of the main pillars of development plans for our real time volumetric sonar series. We believe these achievements are critical milestones in the Company’s growth strategy and also distinguishes our sonar capabilities from all other imaging sonar offerings in the market. This will enable us to refocus a significant part of our spending from R&D to marketing and business development post-Pandemic.

The following diagram outlines the capability summary progression as we transition from our current Real-Time 3D (4D) volumetric imaging sonar system to 5D and then 6D.

Sonar Software

Our software development capability is an important part of our strategy to maintain our lead in designing, manufacturing and selling state-of-the-art real time volumetric imaging sonars.

Our existing third generation (3G) Underwater Survey Explorer software used in conjunction with our real time volumetric sonars, is a product which we have been developing for over 15 years. Because of technological advancements, including access to off the shelf components for more advanced processing of data (speed and size being factors), in 2016, the Company started the process of re-conceiving and developing its top-end software for our now much more advanced sonars. In this connection, in 2019, we launched for customer evaluation our 4th Gen of top-end software for our sonars – 4G Underwater Survey Explorer (“4G USE®”). We have also filed several provisional patents around our 4G USE®.

Our 3G Underwater Survey Explorer software is feature rich and offers advanced processing and application focused capabilities for various markets. 3G USE has been in the market for over 15 years. While this generation of our software is a mature and feature rich product, communication and graphics processing technologies have advanced considerably over recent years, allowing (for example) improved methods for processing larger volumes of data and leveraging new capabilities in recent PC hardware and the GPU.

Our new 4G USE® software is a ground-up development based on the latest processor capabilities and software architecture. 4G USE® will offer a completely new level of real-time visualization and automation processing to complement our recent sonar launches including our 5D and 6D sonars. The initial release of 4G USE® allows multiple devices being utilized simultaneously (example multiple sonars, rotators and inertial and positioning systems) and viewing the real-time data result in a consolidated image. 4G USE® which is also subject to a number of patent applications, is designed as an enterprise class platform, allowing many users access and control of data in real-time for better collaboration, tighter quality control, remote surveying and faster processing.

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

Our Echoscope® PIPE (the first 6-Dimensional Sonar) will also bring significant capabilities to include multiple parallel processing (enabling different parameters to be set and utilized) in real time mode. We are not aware of any sonars that can offer this capability. This will allow multiple tasks and users of the real time data simultaneously, thus increasing efficiency and enabling tasks which were previously impossible.

Geophysical Products and Solutions

We started our business in 1994 designing and developing the CodaOctopus® GeoSurvey software and hardware package for acquisition and processing of sidescan sonar and sub-bottom profiler data. For over two decades, our GeoSurvey has been an industry leading software package in the market for data acquisition and interpretation and provides feature rich solutions and productivity enhancing tools for the most exacting survey requirements. Designed specifically for sidescan and sub-bottom data acquisition, CodaOctopus® GeoSurvey has been purchased by numerous leading survey companies throughout the world.

The Products Business generates around 5% of its revenues from this range of products. With the launch of the new products based on Artificial Intelligence technology for which we believe there is increased demand we would anticipate our revenues from this line to increase over time.

Geophysical Hardware

These consist of a range of hardware solutions for field acquisition of sidescan sonar and sub-bottom profiler, which includes analog and digital interfaces compatible with all geophysical survey systems.

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

We continue to advance this range of products and in 2018 we launched our first product based on Artificial Intelligence techniques which allows us to automatically identify boulders on the seabed (“Survey Engine Automatic Object Detection (SEADP)”). This new product presents a real opportunity to radically change workflow process for post-processing and analyzing side scan sonar data to assess, among other things, the suitability of an area for exploration and construction activities (O&G installations, pipeline and cable laying activities). This is in its early stage of roll out and has sparked significant interest. This is an area where we are investing our research and development efforts.

Additionally, in 2019 we introduced our Seabed Classification module (again based on Artificial Intelligence techniques). This automatically classifies sidescan sonar imagery into different seabed types, computes and exports polygonal boundaries for these areas, and thereby simplifies sidescan processing.

Inertial Positioning and Attitude Measurement Systems (“Motion Products”)

Our Motion Products are Global Navigational Satellite System (referred to in the industry as “GNSS” Aided Inertial Measurement Units) provide measurement data on the position and attitude of a vessel.  This device provides real-time data on these measurements which are applied to compensate for vessel movement in order to align sonar data and remove motion blur.

We have had our F180® series in the market for over 15 years. These systems are used either alone and then paired with third parties multibeam sonars or used in conjunction with our volumetric real time sonars.   This technology has been developed for the marine environment and is based on technology originally developed for the extreme world of motor racing. Modifications and enhancements have resulted in a simple-to-use, off-the-shelf product that brings accurate positioning and motion data into extreme offshore conditions for precision marine survey applications worldwide. Variants within the F180® series include the F190, exclusively configured for use ‘near-land’, e.g., within ports and harbors, and the F185, with enhanced precision positioning to 1cm accuracy (<0.5”). Coda Octopus iHeave, an intelligent software product for dealing with long period ocean swell compensation, is fully integrated within the F180® series.

New Generation of Motion Products

We have now completed the ground up development of our new generation of Motion Products (F280®). The new F280 is based on more advanced technology, more accurate than our F180® series. The new technology is much more scalable towards future development of new product variants. The F280® series is highly complementary to our real time volumetric sonar series and they are packaged together to provide a more comprehensive solution to our customers. The F280 is sold with and without our sonar series.

Sales and Marketing

We market our products primarily through our website, industry events, webinars and industry relationships. We also have an internal sales and marketing team which is engaged in marketing and selling our products. In addition, we have a network of non-exclusive independent global sales agents.

Coda Octopus Products Limited has the requisite accreditations for its business including being Lloyds Register accredited to ISO 9001:2015 and Cyber Essentials certification.

Marine Engineering Businesses (“Service Segment”)

Our Marine Engineering Businesses comprise Coda Octopus Colmek, Inc. based in Salt Lake City and Coda Octopus Martech Limited based in the United Kingdom.

These two operating entities supply engineered sub-assembly solutions which form part of mission critical integrated defense systems, test equipment, instrumentation and the like. They operate as sub-contractors to prime defense contractors and their engineering solutions are typically within broader defense programs where high levels of reliability and quality are essential pre-requisites for securing and maintaining these agreements with their customers. Typically, we prototype products for these customers and after going through various acceptance tests, including first article inspection approvals, we are given the production contracts. Many of these production contracts have a repeat orders profile which typically follows the life cycle of the defense program that is using the production part.

These arrangements often give us long term preferred/sole supplier status for the parts we supply, technology refresh and obsolescence management business opportunities with these customers and we generally use these long-standing relationships to win more contracts with these customers.

This business relies on increasing the number of new programs it attracts annually.

In addition, we are increasingly combining our engineering capabilities with our product offerings. This enables us to offer systems which are complete with installation and support to maximize the utilization of our collective expertise to advance our real time volumetric sonar technology.

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

Colmek has long standing relationships with a number of prime defense contractors and has been supporting a number of defense programs for over 40 years including the Close in Weapons Support Program (CIWS) for which it supplies proprietary parts and services and technical refresh programs. As a result, Colmek has recurring revenues from these long-standing programs. Colmek continues to expand the number of established programs into which it supplies proprietary parts.

In June 2014 Colmek completed the acquisition of the Thermite® which is a rugged visual mission computer line and the Sentiris® AV1 XMC video card for $1,100,000 in cash. Colmek also acquired hardware, Thermite inventory and other intellectual property rights (such as software code and trademarks pertaining to these products). Thermite® was acquired with the goal of updating the technology and expanding the market for this rugged mission computer.

The Thermite® Product fits within established programs with Department of Defense (“DoD”) prime contractors and benefits from being a single source product under this program. Customers for this item include the US Army, Benchmark, and Endeavor Robotics Defense and Security Division.

Thermite ® Rugged Visual Computers

●	Rugged, graphics-based PCs designed to perform in the most brutal environmental conditions;

●	Focus on graphics-based high-performance computing with integrated accelerated video capture capability;

●	Lightweight, power efficient and conduction-cooled;

●	Three models optimized for man-wearable, vehicle, and airborne platforms; and

●	Programs include dismounted soldier training, mission rehearsal, real time imaging, robotic control, weapon system control, sensor processing and display.

We consider Thermite® to be an important part of our growth strategy and are investing in the new generation of these mission computers and have expended significant development costs on re-engineering this. To this end, we have now designed and developed our next generation of the Thermite® “Octal”. The new Octal is in trials with a number of new customers who fit the profile of large quantity purchasers with repeat and long-term requirements for this product. The coronavirus Pandemic has interrupted the completion of these trials. The Thermite is one of our key growth catalysts.

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

Inertial Positioning and Attitude Measurement Systems (“Motion Products”)

In the field of motion sensing equipment, where our product addresses a small part of the overall market, we believe that we have four principal competitors: TSS (International) Ltd in Watford, England which is focused on the mid-performance segments with about 25% of the world market; Ixsea, a French company which covers all segments, with about 20% of the market; Kongsberg Seatex, a Norwegian company (part of Kongsberg Gruppen) which has products across all segments, with about 15% of the market; and Applanix, a Canadian company, now part of Trimble which has one major product focused on the high end of the market, with about 20% of the market. We believe that our market share in the field of motion sensing equipment is only about 5%. This market is fiercely competitive and with the advancement of technology, there are new entrants to the market such as SBG Systems (a French based manufacturer of motion sensors). Due to the price pressure in this market, we are selling our products more in conjunction with our real time 3D sonars than on a standalone basis. However, with the development of our new F280®product, this gives us the opportunity to increase our market share.

Real Time Volumetric Sonar

In the field of Real Time 3D/4D/5D imaging, we are unaware of other companies offering a similar product. The entry into this market is dependent upon specialized marine electronics, acoustic and software development skills. The learning curve, which has resulted in the advancement of our real time 3D sonar device, is the culmination of two decades of research and development into this field. Companies such as Tritech International Ltd., United Kingdom, BlueView Technologies Inc., USA (now a part of Teledyne Technologies Incorporated), and Norbit Group AS Norway are examples, but none of these sonar offerings are directly comparable or competitors to our real time volumetric sonar solutions. Specifically, we believe that they do not have the same capabilities as our Echoscope® technology in terms of generating real time 3D, 4D, 5D and 6D images of moving objects underwater including in environments in low or zero visibility conditions. Nor the ability to use a single sonar for multiple real time 3D images simultaneously. Notwithstanding it should be noted that Teledyne has acquired a significant number of substantial subsea companies (examples are Reson and BlueView). Teledyne has much greater resources, liquidity and market reach than our Company and has many operating verticals. We therefore can give no assurance that companies such as these will not enter this market. Notwithstanding, we believe that our recent development and introduction of 5D/6D - Echoscope PIPE®) sonar capability further distinguishes our volumetric sonars and significantly extends our lead over competitors in the subsea imaging market. We are not aware of any other imaging sonars in the market capable of generating real time 5D and 6D imagery underwater. The innovations around Echoscope PIPE® are the subject of numerous patent applications.

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

Intellectual Property

Our product portfolio and technologies are protected by intellectual property rights including trademarks, copyrights and patents. In the last 2 years we have advanced our existing sonar technology and have filed a number of significant patents applications pertaining to these inventions including covering our newly innovated 5D and 6D sonars.

Patents

Our patented inventions along with our strategy to enhance these inventions are at the heart of the Company’s strategy for growth and development.

Our patent portfolio consists of the following:

Patent Number	Description	Expiration Date

US Patent No. 7,466,628	Concerns a “Method of constructing mathematical representations of objects from reflected sonar signals.”	January 1, 2027

US Patent No. 7,489,592	Concerns a “Method of automatically performing a patch test for a sonar system, where data from a plurality of overlapping 3D sonar scans of a surface, as the platform is moved, are used to compensate for biases in mounting the sonar system on the platform”.	July 8, 2027

US Patent No. 7,898,902	Concerns a “method of representation of sonar images” allowing sonar three-dimensional (3D) data to be represented by a two-dimensional image.	June 13, 2028

US Patent No. 8,059,486	Concerns a method of rendering volume representation of sonar images.	April 16, 2028

US Patent No. 8,854,920	Concerns a method of volumetric rendering of three-dimensional sonar data sets	June 22, 2033

US Patent No. 9,019,795	Concerns a method of object tracking using sonar imaging	November 30, 2033

US Patent No. 10,088,566	Concerns a method of object tracking using sonar imaging	November 26, 2036

US Patent No. 10,718,865	Concerns a method of compressing beamforming sonar data	March 1, 2039
US Patent No. 10,816,652	Concerns a method of compressing sonar data	October 28, 2038

JP Patent No. 5565964	To provide a method for drilling/levelling thereof by an Underwater drilling/levelling work machine construction device	January 31, 2031

JP Patent No. 5565957	To Provide a construction management method by a three- dimensional Sonar by a construction management device	October 31, 2030

Trademarks

We own the registered trademarks listed below and they are used in conjunction with the products that we market and sell:

Coda®, Octopus®, CodaOctopus®, CodaOctopus & Design®, Octopus & Design®, F180®, F280®, F280 Series®, Echoscope®, Echoscope 4G®, Echoscope 5D®, 5D Echoscope®, Echoscope 6D®, 6D Echoscope®, Echoscope PIPE® Ping-Pong Echoscope Sonar®, Ping-Pong Echoscope®, Ping-Pong Sonar®, 4G Underwater Survey Explorer®, 4G USE®, Survey Engine®, Dimension®, DAseries®, CodaOctopus® Air, CodaOctopus® Vantage; CodaOctopus® UIS; CodaOctopus® USE, Sentiris® and Thermite®.

In addition, we have registered several internet domain names including www.codaoctopus.com; www.codaoctopusgroup.com; www.colmek.com and www.martechsystems.co.uk.

Research and Development

Research and Development is foundational to our business strategy to ensure our growth strategy and maintain our competitiveness. During the fiscal years ended 2020 and 2019, we spent $3,188,389 and $2,801,331 (a 13.8% increase), respectively, on Research and Development. With the crystallization of our sonar series developments and our F280® inertial navigation system, we would expect R&D expenditures in this area to be less in 2021 fiscal year.

Our products are complex and therefore we can give no assurance that even with spending a significant part of our resources on R&D, we will be successful in our development goals. Furthermore, even following launch of any product we may not succeed. Moreover, we may incur significant research and development expenditures without realizing viable products.

Government Regulation

Because of the nature of some of our products, they may be subject to export control regimes including in the United States, United Kingdom, Denmark and Australia where we conduct business operations. Where our products are subject to such export control requirements, they may only be exported to our customers if there is a valid export license granted by the relevant government body. Moreover, these regulations may change from time to time in these jurisdictions, including the United States, depending on the existing relationship with the country to which the goods are exported. See Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation) for further discussion on this.

We are also required to maintain certain accreditations such as ISO accreditation, cyber security certifications, approvals to hold government items or materials and/or certain personnel or facility clearances.

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

Employees

As of the date hereof, we employ approximately 110 employees worldwide, of which 12 hold management positions. A large majority of our employees have a background in science, technology and engineering, with a substantial part being educated to degree and PhD level. None of our employees are employed under a collective agreement and we have not experienced any organized labor difficulties in the past.

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

Copenhagen, Denmark

As a mitigation strategy in relation to the UK leaving the European Union membership, thus limiting trade relations with EU member states, we have leased business premises in Copenhagen, Denmark. The lease runs from September 1, 2019 to September 1, 2023 with a clause allowing us to break the lease with effect from September 1, 2021 upon 6 months’ notice.

Annual rent is DKK 131,625 plus Value Added Tax (being an equivalent of $19,660 per annum) with an annual increase of 3%.

Portland, Dorset, UK

Martech uses premises owned by Coda Octopus Products Limited. These premises are located in the Marine Center in Portland, Dorset, United Kingdom, and comprise 9,890 square feet. The building comprises both office space and manufacturing and testing facilities. The lease is on a rent-free basis for a period of 2 years expiring December 31, 2020. After this Martech will resume paying Coda Octopus Products Limited rent amounting to the equivalent of $56,457 per annum.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the Nasdaq Capital Market under the symbol “CODA” since July 19, 2017. Prior thereto, it had been quoted on the OTCQX since February 8, 2017 under the symbol COGI, and prior thereto, on the OTC Pink Sheets under the symbol CDOC. The following table sets forth the range of high and low bid prices of our common stock as reported and summarized on the Nasdaq, for the periods indicated. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Year Ended October 31, 2020	HIGH	LOW
First Quarter	$9.26	$6.29
Second Quarter	$7.04	$4.63
Third Quarter	$6.17	$4.41
Fourth Quarter	$6.73	$5.42

Year Ended October 31, 2019	HIGH	LOW
First Quarter	$6.86	$5.23
Second Quarter	$15.30	$5.91
Third Quarter	$18.97	$9.71
Fourth Quarter	$11.66	$7.16

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

General Overview

We operate two distinct business operations. These are:

●	the Marine Technology Business (also referred to in this Form 10-K as “Products Business”, “Products Operations” or “Products Segment”); and

●	the Marine Engineering Business (also referred to in this Form 10-K as “Engineering Business”, “Engineering Operations”, or “Services Segment”).

Our Marine Technology Business is a technology solution provider to the subsea and underwater market. It has a long-established pedigree in this market, and it innovates, designs, develops and manufactures proprietary solutions for this market (both for commercial and defense applications) including our range of flagship volumetric real time sonar solutions.

These solutions and products are used primarily in the underwater construction market, offshore oil and gas, offshore wind energy industry, and in the complex dredging, port security, mining and marine sciences sectors. Our customers include service providers to major oil and gas (“O&G”) companies, law enforcement agencies, ports, mining companies, defense bodies, fisheries and research institutes.

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

Both the Marine Technology Business and Marine Engineering Business have established synergies in terms of customers and specialized engineering skill sets (hardware, firmware and software) encompassing capturing, computing, processing and displaying data in harsh environments.

Our business is affected by a number of factors including those set out below:

A.	United Kingdom’s withdrawal from the European Union (“Brexit”)

The UK was a member of the European Union member states for close to 50 years. This membership enabled the freedom of movement of goods, persons, capital and services between member states. Following a referendum in 2016 where the country voted to leave the EU, the UK withdrew from its membership of the EU on December 31, 2020. This withdrawal removed these rights.

As part of the withdrawal, the UK Government and EU reached an agreement on December 30, 2020 on trade in certain areas. At this stage there is scant analysis available on the details of the trade agreement concluded between the parties. However, from the information available we understand that for the solutions and products we supply to the EU member states, there will be no trade tariffs or quotas (applicable at this stage).

However, the change in the UK EU membership status still adversely impacts our business in a number of important areas:

●	We will not be able to recruit workers from the EU member states without getting a work permit.
●	Our technology requires training to support its effective implementation. Typically for sales and rentals we would mobilize our engineers to train and assist these customers in set up of the equipment. Under the new trade agreement, we will need to obtain the necessary work permits from the EU member state to which we intend to send our engineer. This will be time consuming and costly and the rules for granting such permit will vary from member state to member state. Furthermore, we have no precedent to know if these permits will be granted.
●	We are now subject to custom procedures for exporting our goods to EU member states. Furthermore, the introduction of border controls, where the infrastructure is not in place to support the expeditious movement of vehicles across border, could result in delays of exports and supply chain delays, which could impact on our ability to manufacture our products and meet customer demand in a timely manner.

Since there is scant detailed analysis available on the recently concluded trade agreement between the UK and the EU, including preconditions, reservations and exclusions that may be present, the full implications for the Company are, at this stage, not completely clear.

The Company established a company, Coda Octopus Products A/S, in Denmark to maintain a presence in the European Union and to address some of the foreseeable issues. Even with the trade deal in place, this subsidiary is still considered important for the Company.

B.	Currency Risks:

The Company’s operations are split between the United States, United Kingdom, Denmark and Australia. A large proportion of our revenues (approximately 47%) and costs are incurred outside of the USA with a significant part (46% of our total revenues) of that in the United Kingdom (“UK”). In addition, a significant part of our assets (both current and fixed) is held in British Pounds by our foreign subsidiaries. Significant currency fluctuations (particularly the British Pound versus the US Dollar) may affect our financial results and the value of our assets. With the conclusion of the trade agreement between the UK and EU, we anticipate that unlike the last 4 years which saw increased volatility between the British Pound and other major currencies, including the US Dollar, it will be more stable.

C.	Impact of Coronavirus Outbreak (referred to in this Form 10-K as “Coronavirus”, (“Pandemic”) or (“COVID-19”)

General Impact

The global outbreak of the Coronavirus has resulted in governments throughout the world, implementing measures restricting the freedom of movement of people and curtailment of business activities including business closure to curb the spread of the coronavirus.

Our business started to be impacted in February 2020 when several significant industry events such as trade shows important for the promotion and marketing of our products were cancelled. In addition, several navy projects which had been scheduled for implementation were indefinitely postponed in February 2020. During March 2020, governments introduced “global restrictions of movement” that impacted our ability to conduct much of our income generating business activities. Our financial performance was materially impacted in the second quarter of 2020. In the Third Quarter we saw improvement in market conditions. However, in the Fourth Quarter with the resurgence of the so-called “second wave”, our operations were once again hampered with various degrees of closure of the business or reduction in activities to comply with Government regulations or to perform company-wide COVID-19 tests, all of which resulted in substantial fall in business productivity, the decline of revenues in the Fourth Quarter of our fiscal year along with increased costs of operation associated with our Pandemic response. The Pandemic has affected the industry in which our businesses operate in and has resulted in reduced demand for our goods and services in the 2020 FY resulting in a material fall in our revenues with total operating expenses remaining at the same level thus resulting in a fall in our net earnings in the 2020 FY.

In January 2021, the UK Government imposed the highest level of restrictions limiting business operations. Our UK Business is therefore affected and will largely remain closed for the months of January and February 2021. Since we are a manufacturing company, it is increasingly difficult and not financially viable to institute remote working.

Impact on Revenues and Earnings

Until the business environment normalizes, we are uncertain as to the extent of the impact the coronavirus outbreak will have on our future financial results. In the 2020 FY we have experienced three full quarters of the coronavirus impact and our financial results have been negatively impacted as we are seeing less demand for our goods and services and at the same time increased costs associated with managing the Pandemic response in the Company. Furthermore, the ability to continue to implement projects successfully is impacted by rules requiring staff to quarantine (which can be for many weeks). This is further compounded by the size of our business, where often, key functions are concentrated in a small team of staff members who may all be affected by this issue at the same time.

On the Products Business side, a significant part of our revenues is generated from field customer support work (training, assistance in mobilization of equipment or operating the equipment on behalf of our customers). Coronavirus has caused many of these field projects to be postponed indefinitely – which in turn negatively affects our revenues and financial results. This is evident in our rental income which is down by 51.5% in the 2020 FY over the 2019 FY. We believe that travel will not be normalized for much of 2021 and therefore we believe that we will continue to be impacted by the Pandemic (even with the vaccination program now being implemented).

On the Services Business side, travel is also an important element as many of its engineering projects require customers to attend its premises to conduct Critical Design Reviews (“CDRs”). The Coronavirus outbreak has resulted in travel restrictions due to customers’ policy or quarantine requirements. This in turn has resulted in the delay in many engineering projects, thus negatively impacting our revenues and financial results. This business is also affected by the same business interruptions caused by requirements for staff members to self-isolate and this may be an entire team, affecting our ability to operate the business and perform customer projects. It has also dampened demand for our services as many purchasing decisions have been deferred due to many Government employees’ working from home making it difficult to take these decisions in accordance with their practices.

Government Policies on Coronavirus

Our operations are based in a number of countries, with each country establishing different rules related to coronavirus including rules on restricting business operations, limiting staff travel work and quarantining rules. This has generally resulted in a much less predictable working environment for planning and delivering customer projects and project cost management. Several implications flow from this including:

●	Impairment of the business’ productivity
●	Project over runs
●	Increased operation costs resulting from our Pandemic response
●	Increase project costs due to the delay caused by self-isolation rules or business closure or restriction on travel to work
●	Higher staff costs due to increased sick pay allowance which varies according to the country where the business operations are located, combined with lower overall productivity.

Impact on Liquidity, Balance Sheet and Assets

Failure to curb the coronavirus Pandemic in the near future, coupled with a downturn in the global economic outlook, may adversely impact on our availability of our free cashflow, working capital and business prospects. As of October 31, 2020, we had cash and cash equivalents of approximately $15.1 million and for the year then ended we generated approximately $4.4 M of cash from operations. Based on our outstanding obligations including loans and notes payable, their terms and our cash balances we believe we have sufficient working capital to effectively continue our business operations for the foreseeable future.

Products Business Outlook

In the 2020 FY the Products Business revenues fell by 12.6% compared to the previous 2019 FY. This was largely due to the business interruption caused by the coronavirus outbreak and the restrictive measures put in place by various governments to contain the virus.

The coronavirus outbreak started to impact our business at the beginning of the second quarter of the current fiscal year (February 2020). The outbreak has limited the number of offshore projects which are undertaken by our customers. This has resulted in a significant fall in the category of revenues relating to project work (rentals) which fell in the 2020 FY by 49.4% and was $1,361,151 compared to $2,688,570 in the 2019 FY. In addition, we have seen a reduced demand for our products and services, which are attributed to the Pandemic, its impact on spending by our customers and also change in policy of the United Kingdom and USA Government concerning exporting of our products to China. In the current fiscal year, we have had the equivalent of $1,300,000 of orders intended for China refused by the UK Government. This is material for our business.

The Products Business operations are global and much of our income generating activities require us to attend customer sites, often on an offshore vessel. Offshore activities now require more planning to ensure personnel entering the offshore facility are virus-free. The new norm requires personnel to be quarantined for a 14-day period in the country where the job site is located, prior to entering the vessel. This limits available resources for customer projects (as project implementation time is likely to increase by the 14 days arrival quarantine and the additional 14 days upon return to home country). It also increases the costs of executing these projects.

A significant part of the Products Business human capital and resources are based in the UK. The UK Government has introduced a tiered system to manage the coronavirus outbreak in various regions of the UK. In January 2021, the Scottish Government moved to the highest levels of restrictions which introduced a national lockdown for the period of January. This restricts our ability to operate the business and we anticipate that this will adversely affect our revenues.

A substantial part of our revenues is generated by our UK operations. With the UK leaving the European Union, we believe that we will realize less sales from the EU member states countries.

We rely on specialist software development skills. There is an acute shortage of these skills which has resulted in reduced resourcing of these skills in our business and at the same time significantly increased costs associated with securing these skills. This could impact our ability to service and develop our products and/or serve to increase our overall costs, and therefore impact on our financial results.

We rely on sophisticated electronics for our products and we anticipate delay in the supply chain and increase in price. This may affect, among other things, our gross margins and ability to fulfill customer orders in a timely manner along with a resulting decline in revenues.

Services Business Outlook

In the 2020 FY the Services Segment revenues fell by 27.8% compared to FY 2019.

This is due to the impact of the coronavirus outbreak which has resulted in reduce demand for our services. In addition, our engineering projects require customers to attend our sites for Critical Design Reviews (“CDRs”). Due to the policy of many organizations to limit travel to “essential travel only”, many CDRs are postponed and this negatively impacts on the advancement of the engineering projects which will impact revenues. The Services Business is likely to continue to be impacted until the curtailments caused by the coronavirus are removed.

The Services Business is also impacted by the change in the US Administration. This will result in a delay in approving the budget and making the appropriations. In addition, there may be changes in the Government’s Defense Spending priorities which could affect the programs that use our products. This could be further compounded where the new Administration in the Senate is operating on a slim majority – which may result in further delays in the finalization of the Federal Defense Budget.

D.	Political Landscape/Exporting to China

We sell our products globally and increasingly to Asia. The recent change in both the US and UK Governments attitude towards trade with China, directly affects the sale of our products to customers based in China. Our real time 3D sonars which are rated above 300 meters along with our inertial navigation and attitude measurement sensors (F280® series) are subject to export control for certain countries, including China.

Recently the US Government Department of Commerce (Bureau of Industry and Security) amended the Export administration Regulations (EAR) to add seventy seven (77) Chinese entities “determined ….to be acting contrary to the national security or foreign policy interests of the united States”. The amended EAR in general states that there is a “presumption of denial” of grant of export licenses to these entities and their affiliates.

The UK Government is generally in step lock with the US Government’s position and recently, refused to grant export licenses for several applications for end users in China for the first time in 25 years of our dealing with the UK Export Control Organization. The curtailment of access to this market due to refusal to issue export licenses is likely to significantly impact our revenues from Asia.

Furthermore, even though our sonars which are rated at 250m or less do not require export licenses for China, the UK Customs are now seizing these items which are destined for China.

In 2020 FY we were unable to meet demand for $1,300,000 of sales order for China, due to refusal by the UK Government to issue export licenses.

The removal of China as a trading partner is likely to have significant negative impact on our revenues and growth strategy. China has one of the largest planned investment programs for offshore renewables, the market which most of our technology is used for in China. After significant business development in China, we had started to see persistent and credible growth for our products in this market. Unless there is a change in this policy, we are likely to see a decline in growth and sales into the Chinese Market. It is estimated that around 50-75 multibeam sonars are sold to China Commercial Market each year (approximately $10 million). It is this market we had started to make significant inroads in to increase our global market share. Unless the Government’s current policy/stance changes and becomes favorable to resumption of trade with China, we are unlikely to realize this potential, imminently.

E.	Price of Commodities and Supply Chain:

The price of commodities, in particular oil and gas (“O&G”) has a direct impact on the Products Business. The decline in O&G prices since 2014 with a partial recovery since 2016 has resulted in large scale reductions in capital and operational expenditures and seismic changes in the subsea market. This directly impacts on the Products Business by reducing the quantity of sales and rentals into O&G and related markets. O&G has remained very competitive and customers are increasingly seeking significant discounts to place orders. Around 5% of the Marine Technology Business revenues emanates from this sector. Historically, and prior to the price downturn, the vast majority of our revenues were generated from the O&G sector.

Our technology is based on electronics that are designed and manufactured to our specification exclusively for us. These electronic components are costly. Advancement in technology may make these specialized components or circuits obsolete. Reengineering these key components could result in significant capital expenditure and also may cripple the production of our products since quick replacements cannot be found.

F.	Government Spending for Defense:

We are dependent on the timely allocation of funds to defense procurement by governments in the United States and the United Kingdom. A large part of our revenues in the Services Segment derives from government funding in the defense sector. In general, where there is a change of government, spending priorities may change from those priorities of the previous Administration. This may adversely impact on our revenues. Since the US Government is due to change in January 2021, this introduces a number of uncertainties including the new Government’s defense priorities and its ability to find consensus in the Senate on the Defense Budget. There is therefore a high probability that this will have an adverse impact on the order take of the Services Business in the 2021 calendar year.

G.	Resourcing Levels

Due to the fact that in relative terms we are a small business, we are hindered in our ability to compete for certain specialized electronic engineering skills as our remuneration package is not as competitive as those offered by bigger companies. This is further compounded by the UK leaving the European Union which now restricts our ability to recruit outside of the UK. We are also currently suffering from acute shortage of software resources which could hamper our ability to support our products and therefore impact on revenues and growth plans.

H.	Investments:

We lack the financial resources to advance our flagship technology at the commercially appropriate pace required to capture new markets and increase our sales which could facilitate new entrants to the market. For example, Teledyne Technologies Incorporated, a multi-billion company, has in recent years acquired a number of subsea companies that may speed up their entry into our market.

In relative terms, the Company has limited external sources of capital available, and as such is reliant upon its ability to sell its products and services to provide sufficient working capital for its operations and obligations. Notwithstanding, on or around November 27, 2019 the Company secured a $4 million Revolving Credit Line from HSBC NA, its current bankers which can be used for working capital purposes, including expansion activities as required.

I.	Technological Advancement:

A significant part of our growth strategy is predicated on our flagship real time volumetric imaging sonar technology. The technology space is inherently uncertain due to the fast pace of innovations and therefore we can give no assurance that we can maintain our leading position in the real time volumetric imaging sonar market or that innovations in other areas may not surpass our unique capability that we currently supply to the subsea market. An example of new technology entering the subsea market is LIDAR technology. However, unlike our sonar technology, LIDAR technology cannot be employed in zero visibility conditions and cannot generate a volume pulse or image moving objects.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported values of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported levels of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

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

For further discussion of our revenue recognition accounting policies, refer to Note 2, paragraph h – “Revenue Recognition” in these financial statements.

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

Goodwill and Intangible Assets

Goodwill and intangible assets consist principally of the excess of cost over the fair value of net assets acquired (i.e. goodwill), customer relationships, non-compete agreements and licenses. Goodwill was allocated to our reporting units based on the original purchase price allocation. Goodwill is not amortized and is evaluated for impairment annually or more often if circumstances indicate impairment may exist. Customer relationships, non-compete agreements, patents and licenses are being amortized on a straight-line basis over periods of 2 to 15 years. The Company amortizes its limited lived goodwill and intangible assets using the straight-line method over their estimated period of benefit. We periodically evaluate the recoverability of goodwill and intangible assets and carefully consider events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

Step 1 of the goodwill impairment test used to identify potential impairment compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step (Step 2) must be performed to measure the amount of the impairment loss, if any. The Company will early adopt Accounting Standards Codification 2017 – 04, Simplifying the Test for Goodwill Impairment, which permits the Company to impair the difference between carrying amount in excess of the fair value of the reporting unit as the reduction in goodwill. ASC 2017-04 eliminates the requirement in previous GAAP to perform Step 2 of the goodwill impairment test.

At the end of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the reporting unit compared to the fair value of the reporting unit.

Fiscal Year 2020 Consolidated Results of Operations

For the purpose of this Form 10-K, 2020 FY means the fiscal year ended October 31, 2020 and 2019 FY means the fiscal year ended October 31,2019.

Our consolidated financial results in the 2020 FY were down compared to the 2019 FY. This is due to the ongoing impact of the Pandemic. This has resulted in material business interruptions extending to both our Products and Services operations. This has, amongst other things, resulted in increased project costs related to the cost of our Pandemic response, project delays, a substantial reduction in order in-take and demand for our products and services due to our customers largely being in the same situation.

During 2020 FY, the Marine Technology Business generated 56% of our consolidated revenues compared to 52% in the previous fiscal year and the Marine Engineering Business generated 44% compared to 48% in the previous fiscal year.

Overall, consolidated revenues in the 2020 FY were down over the 2019 FY by 20%; Gross Profit marginally fell from 65.5% to 63.5%; Total Operating Expenses were down by 2.5%; Income from Operations was down by 55.2%; Net Income before Taxes was down by 45.4%. There were no material exceptional costs. A new financial event which occurred in Fiscal Year 2020 is that in the UK, we had payroll grants from the UK Government under its Coronavirus Job Retention Scheme Program (“CJRS” of $257,844 as contribution to UK furloughed UK employees’ salary (as part of the support package for companies during the Pandemic). This is recorded in our accounts as a reduction of payroll (thus, SG&A expenses). In the 2020 FY our companies established in the USA received $648,871 as contribution to US employees’ salary during the Pandemic under the US Government Payroll Protection Program (“PPP”). This amount has now been forgiven under the Program and is recorded in our accounts as “Other Income”.

In the fiscal year 2020, R&D expenditures increased by 13.8% and SG&A expenditures were down 8.6%. We believe that we have realized a large part of our goals for the immediate development of our real time volumetric sonar technology and other products. As such, it is our expectation that the Marine Technology Business will start reducing its R&D expenditures and now focus on its growth strategy thus redirecting resources to marketing and business development.

Diver Augmented Visualization Display (“DAVD”) Progress

In 2018, pursuant to the terms of a Cooperative Research and Development Agreement (“CRADA”) we collaborated in the development of the first-generation prototype Heads Up Display (HUD) Unit for Naval Sea Systems Command (NAVSEA) in conjunction with Naval Surface Warfare Center, Panama Division. The first-generation prototype DAVD was signed off under the CRADA at the end of the calendar year in 2019. This product was approved for sale to the market, including the US Navy and is on the US Approved Navy Use (ANU) list along with certain models of our real time 3D sonar series. We also received an exclusive-license to use the face-plate invention and sell this to the commercial market. We have now started to sell GEN 1 DAVD systems and, also in 2020 we continued the funded development of GEN 2.

Despite the business interruption caused by the Pandemic, we were able to make significant progress in developing the second generation of the DAVD. We have also started to sell DAVD systems to NAVSEA.

DAVD Units sold in 2020 FY	Approximately $560,000
DAVD R&D Funding for GEN 2 DAVD for 2020FY recognized as revenues	Approximately $1,000,000

A key pillar of our strategy is to increase the sale of our products into the Defense programs which increases funding available for the development and sale of our products.

Comparison of fiscal year ended October 31, 2020 to fiscal year ended October 31, 2019

The information provided below pertains to the Company’s consolidated financial results. For information on the performance of each Segment including the disaggregation of revenues and geographical split, see Note 12 (“Segment Analysis”) of our audited Consolidated Financial Statements of October 31, 2020 and 2019.

Revenue:

Year Ended October 31, 2020	Year Ended October 31, 2019	Percentage Change
$20,043,810	$25,056,934	Decrease of 20%

We realized a significant decrease in revenues in the 2020 FY compared to the 2019 FY. This is due to the impact of the Pandemic on our business which resulted in widespread and persistent business interruption causing downturn in the markets that we operate resulting in lower demand for our products and services. This in turn impacted on our revenue generation.

Products Business Revenues 2020 FY	$11,278,181
Products Business Revenues 2019 FY	$12,908,110
Services Business Revenues 2020 FY	$8,765,629
Services Business Revenues 2019 FY	$12,148,824

The Products Business revenues declined by 12.6% in the 2020 FY over the 2019 FY and the Services Business revenues declined by 27.8% over the said period. Notably, rental revenues generated by the Products Business suffered and declined by 49.4% in the 2020 FY compared to the 2019 FY, where rental revenues were $1,361,151 and $2,688,570, respectively.

A significant part of the revenues recognized in the 2020 FY by both the Products Business and Services Business comprise of orders received prior to the outbreak of the Pandemic. Our order book going into 2021 is significantly weaker than previous fiscal years.

Within our 2020 FY Revenues we have $560,000 recognized for the sale of DAVD systems and approximately $1,000,000 for GEN 2 DAVD R&D developments.

During the 2020 FY, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $4,273,702 or 21% of net revenues during the 2020 FY. Total accounts receivable from this customer at October 31, 2020 was $214,747 or 11% of accounts receivable.

Gross Margin:

Year Ended October 31, 2020	Year Ended October 31, 2019	Percentage Change
63.5%	65.5%	Decrease of 2.0 percentage points
(gross profit of $12,729,448)	(gross profit of $16,429,319)

Gross Profit Margins reported in our financial results may vary according to several factors. These include:

●	The percentage of consolidated sales attributed by Marine Technology Business. The Gross Profit Margin yielded by the Marine Technology Business is generally higher than that of the Services Business;
●	The percentage of consolidated sales attributed by the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials contracts (except for its Thermite® products);
●	The mix of sales within the Marine Technology Business including:
● Outright Sale versus Rentals;
● Hardware Sale versus Software;
● Mix of Services rendered in the period – Offshore Engineering Services versus Paid Customer Research and Development Projects;
The mix of engineering projects performed (Design prototyping versus manufacturing), may also affect Gross Profit Margins;
●	Level of commissions we may give on products due to volume purchase by customer and commissions on sales (both the Services and Marine Technology Businesses work with sales agents).

In the 2020 FY Gross Profit Margins for the Products Operation were 80.0% compared to 80.5% in the 2019 FY. For the Services Operation these were 42.3% in the 2020 FY compared to 49.7% in the 2019 FY. Since there are more variable factors affecting Gross Profit Margins in the Products Business, a table showing a summary break-out of sales generated by the Products Business in the 2020 FY compared to the 2019 FY is set out below:

	2020 FY Products	2019 FY Products	Percentage Change
Equipment Sales	$7,183,580	$6,930,914	3.3%
Equipment Rentals	1,361,151	2,688,570	(49.4)%
Software Sales	453,638	604,491	(24.9)%
Services	2,279,812	2,684,135	(15.1)%

Total Net Sales	$11,278,181	$12,908,110	(12.6)%

The significant reduction in our rental revenues is due to lower demand caused by the coronavirus Pandemic as customers are pursuing only essential projects. Most customers are still operating essential travel only policy (restricting therefore the number of projects that can be executed). Furthermore, the increase in outright sales means that there is an increase in commission payable which affects our margins. In the mix of our products sales for 2020 FY we have new products which are now being sold, namely, DAVD HUD and Echoscope® C500 companion systems which are sold to the US Navy. Margins on the DAVD HUD and C500 companion systems are less than our margins yielded on our other products since this pricing of the DAVD HUD takes account of volume versus margins. In the event that we are successful with this product (i.e. it is reliable and delivers the functionality required for diving operations), we believe this could be a volume sale product.

For more detailed information on the composition and disaggregation of our revenues, please refer to Note 12 of our audited Consolidated Financial Statements of October 31, 2020 and 2019 (“Segment Analysis” section).

Research and Development (R&D):

Year Ended October 31, 2020	Year Ended October 31, 2019	Percentage Change
$3,188,389	$2,801,331	Increase of 13.8%

We continue to invest in research and development to further our business goals including maintaining our lead in volumetric imaging sonar sector (Products Segment) and becoming an embedded supplier of mission computers through re-engineering our Thermite® (now Thermite® Octal) via our Services Segment and launching derivatives of the newly designed Thermite® Octal. The key unique selling point for the Thermite® range is that we can customize these for specific customer requirements. Competing companies sell standard off the shelf mission computers and, in general, do not offer customize solutions. This is the business opportunity for our Thermite technology.

In the 2020 FY this category of expenditure increased by 13.8%. The increase was largely incurred in the Marine Engineering Business.

In 2020 FY the Products Business continued to develop the range of its product offerings including its volumetric real time imaging sonar series, the new inertial navigation and positioning system (its new F280® series), its new sonar software platform. The Products Business has now crystallized many of these developments and as such R&D expenditures in the Products Operations were down by 11.5% in 2020 FY compared to the 2019 FY.

The Services Operations continued to invest in Thermite® Octal with the goal of providing customizable Thermite® Octal solutions for embedding into a broader range of customer programs and solutions and as such R&D expenditures increased by 613.5% in the 2020 FY for this segment compared to 2019 FY.

Changes in this category by Segment are set out immediately below:

Description	Amount	% increase / (decrease)
Marine Technology Business (Products Segment) 2020FY	$1,955,364	(11.47)%
Marine Technology Business (Products Segment) 2019FY	$2,208,749
Marine Engineering Business (Services Segment) 2020 FY	$1,042,243	613.57%
Marine Engineering Business (Services Segment) 2019 FY	$146,061
Coda Octopus Group, Inc. 2020 FY (representing the Head Up Display Costs)	$190,782	(57.27%)
Coda Octopus Group, Inc. 2019 FY	$446,521

We believe that we are at the point where we can now manage down R&D expenditures as we have achieved a number of significant development milestones which have required significant expenditures. We will continue to innovate but we believe our 2021 focus, subject to the Pandemic being under control, will be in the area of developing the market for our newly innovated and launched products (such as our 5D/6D sonar series, our F280® and our new 4G USE® software), thus redirecting a significant part of our financial resources into sales and marketing.

Selling, General and Administrative Expenses (SG&A):

Year Ended October 31, 2020	Year Ended October 31, 2019	Percentage Change
$6,737,294	$7,374,551	Decrease of 8.6%

Overall, SG&A in the 2020 FY reduced by 8.6% over the 2019 FY due to certain government relief grants relating to the coronavirus Pandemic coupled with reduction in expenditures in this area. Further discussions on SG&A are set out immediately below:

Key Areas of SG&A Expenditure across the Group for the year ended October 31, 2020 compared to the year ended October 31, 2019

Expenditure	October 31, 2020	October 31, 2019	Percentage Change
Wages and Salaries	$3,194,061	$3,048,783	Increase of 4.77%
Legal and Professional Fees (including accounting, audit and investment banking services)	$1,004,340	$1,046,005	Decrease of 3.98%
Rent for our various locations	$55.581	$85,303	Decrease of 34.84%
Marketing	$92,296	$173,810	Decrease of 46.90%

We incurred a material increase in the category of Wages and Salaries expenditures. In 2020 FY under the UK Government CJRS we had grants for UK employees retained during the Pandemic period of $257,844. Without this contribution under the CJRS this category of expenditures would be $3,451,905 thus representing an increase of 13.2% over the 2019 FY. Additionally, wages and salaries for employees increased to reflect material annual revisions (committed prior to the Pandemic), increase in costs of attracting new software development resources (for which we are experiencing severe competition); increase in Employers’ Pension Contribution (UK) and US 401K plan totaling $124,622 account for the increase in this category of expenditures.

In the 2020 FY expenditures relating to the category of “Rent” reduced by 34.84% compared to FY 2019 as most premises which we now use for our business operations are owned by the Company with the exception of premises used in Denmark and other small storage facilities that we use.

In 2020 FY expenditures relating to the category of “Marketing” reduced by 46.90% due to reduction in travel and trade show costs as a result of the coronavirus Pandemic which restricted movement. We also suffered losses resulting from non-cancellation fees of approximately $40,000, again due to events being cancelled.

In the 2020 FY we had expenses of $610,780 for stock based compensation (a non-cash item) as compared to $650,409 in the corresponding 2019 FY.

Operating Income:

Year Ended October 31, 2020	Year Ended October 31, 2019	Percentage Change
$2,803,765	$6,253,437	Decrease of 55.2%

Operating Income in the 2020 FY compared to the 2019 FY was significantly down due to the impact of the coronavirus on our operations which have been curtailed due to Government restrictions in the countries we operate, reduction in demand for our products resulting from this and increased expenditures relating to our Pandemic response and general increase in costs of our projects due the Pandemic.

Interest Expense:

Year Ended October 31, 2020	Year Ended October 31, 2019	Percentage Change
$70,203	$91,096	Decrease of 22.9%

The reduction in Interest Expense is a reflection of the reduction in the principal amount outstanding under our Senior Secured Debenture with HSBC NA.

Other Income:

Year Ended October 31, 2020	Year Ended October 31, 2019	Percentage Change
$668,245	$70,212	Increase of 851.8%

In 2020 FY, we received $648,871 under the Paycheck Protection Program scheme (“PPP”) which the US Administration made available as part of the Pandemic response package for companies. All the PPP amounts received have been utilized in accordance with the purpose and objective of the program and these amounts have now been forgiven under the Program.

Additionally, the composition of this category includes UK Value Added Tax rebates from purchases made outside of the European Union by our UK operations and is subject to fluctuations based upon the amount of those purchases.

Net Income before Income taxes for the year ended October 31, 2020 compared to the year ended October 31, 2019

Year Ended October 31, 2020	Year Ended October 31, 2019	Percentage Change
$3,401,807	$6,232,553	Decrease of 45.5%

In the 2020 FY, Net Income before taxes was down by 45.5% due to the significant reduction in revenues (by 20% over the previous 2019 FY) which was compounded by “Total Operating Expense’s remaining broadly the same as 2019 FY (a slight reduction of 2.5% in 2020 FY). This resulted in a material decline in Net Income before taxes of 45.5% in the 2020 FY as compared to the 2019 FY.

Net Income after Income taxes for the year ended October 31, 2020 compared to the year ended October 31, 2019

Year Ended October 31, 2020	Year Ended October 31, 2019	Percentage Change
$3,343,585	$5,225,199	Decrease of 36.0%

In the 2020 FY Net Income after Income taxes declined by 36.0% due to the reasons explained in the preceding paragraphs.

Comprehensive Income for the year ended October 31, 2020 compared to the year ended October 31, 2019

Year Ended October 31, 2020	Year Ended October 31, 2019	Percentage Change
$3,157,715	$5,318,454	Decrease of 40.6%

We conduct a large part of our business in various foreign currencies, for example, the British pound, Danish Kroner, Euros and Australian Dollars.

This category is affected by foreign currency adjustments during the reporting period. In the 2020 FY we had a loss of $185,870 compared to a gain of $93,255 in the 2019 FY. There are generally significant foreign currency fluctuations, particularly between the US dollar (our reporting currency) and the British Pound. Since the UK decided to leave the European Union the British Pound has been falling significantly against the US dollar (see Note 2, paragraph n of Notes to the audited Consolidated Financial Statements for October 31, 2020 and 2019 for fuller information regarding our Foreign Currency Translation policy). See also Item 7 (Management Discussions and Analysis of Financial Conditions and Results of Operations), where we discuss “Currency Risks”.

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

The following tables summarize certain balance sheet and statement of operations information by reportable segment for the financial years ending October 31, 2020 and 2019, respectively.

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

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Year Ended October 31, 2020

Revenues from External Customers	$11,278,181	$8,765,629	$-	$20,043,810

Cost of Revenues	2,254,008	5,060,354	-	7,314,362

Gross Profit	9,024,173	3,705,275	-	12,729,448

Research & Development	1,955,364	1,042,243	190,782	3,188,389
Selling, General & Administrative	2,779,662	2,260,849	1,696,783	6,737,294

Total Operating Expenses	4,735,026	3,303,092	1,887,565	9,925,683

Income (Loss) from Operations	4,289,147	402,183	(1,887,565)	2,803,765

Other Income (Expense)
Other Income	19,184	190	-	19,374
Funding from Paycheck Protection Program	122,327	526,544	-	648,871
Interest (Expense)	(10,612)	(15,672)	(43,919)	(70,203)

Total Other Income (Expense)	130,899	511,062	(43,919)	598,042

Net Income (Loss) before Income Taxes	4,420,046	913,245	(1,931,484)	3,401,807

Income Tax Benefit (Expense)
Current Tax Benefit (Expense)	63,590	-	(12,927)	50,663
Deferred Tax (Expense) Benefit	(196,664)	273,666	(185,887)	(108,885)

Total Income Tax (Expense) Benefit	(133,074)	273,666	(198,814)	(58,222)

Net Income (Loss)	$4,286,972	$1,186,911	$(2,130,298)	$3,343,585

Supplemental Disclosures

Total Assets	$22,200,123	$14,347,827	$1,491,201	$38,039,151

Total Liabilities	$1,572,314	$1,321,011	$749,558	$3,642,883

Revenues from Intercompany Sales - eliminated from sales above	$997,150	$354,373	$2,700,000	$4,051,523

Depreciation and Amortization	$678,449	$105,775	$22,462	$806,686

Purchases of Long-lived Assets	$811,352	$19,660	$167,323	$998,335

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Year Ended October 31, 2019

Revenues from External Customers	$12,908,110	$12,148,824	$-	$25,056,934

Cost of Revenues	2,519,768	6,107,847	-	8,627,615

Gross Profit	10,388,342	6,040,977	-	16,429,319

Research & Development	2,208,749	146,061	446,521	2,801,331
Selling, General & Administrative	3,080,134	2,492,410	1,802,007	7,374,551

Total Operating Expenses	5,288,883	2,638,471	2,248,528	10,175,882

Income (Loss) from Operations	5,099,459	3,402,506	(2,248,528)	6,253,437

Other Income (Expense)
Other Income	70,186	26	-	70,212
Interest Expense	(10,564)	(14,820)	(65,712)	(91,096)

Total Other Income (Expense)	59,622	(14,794)	(65,712)	(20,884)

Net Income (Loss) before Income Taxes	5,159,081	3,387,712	(2,314,240)	6,232,553

Current Tax Benefit	(9,391)	33,454	15,359	39,422
Deferred Tax (Expense)	(336,101)	(496,318)	(214,357)	(1,046,776)

Total Income Tax Expense	(345,492)	(462,864)	(198,998)	(1,007,354)

Net Income (Loss)	$4,813,589	$2,924,848	$(2,513,238)	$5,225,199

Supplemental Disclosures

Total Assets	$19,386,652	$14,165,120	$959,472	$34,511,244

Total Liabilities	$1,753,823	$962,641	$1,167,007	$3,883,471

Revenues from Intercompany Sales - eliminated from sales above	$1,590,548	$145,150	$2,700,000	$4,435,698

Depreciation and Amortization	$581,942	$236,092	$15,741	$833,775

Purchases of Long-lived Assets	$2,183,009	$81,446	$37,180	$2,301,635

Liquidity and Capital Resources

At October 31, 2020, the Company had an accumulated deficit of $23,425,622, working capital of $24,301,375 and stockholders’ equity of $34,396,268. For the year then ended, the Company generated cash flow from operations of $4,434,406.

We believe that our current level of cash and cash generation will be sufficient to meet our short and medium-term liquidity needs. At October 31, 2020, we had cash on hand of approximately $15.1 million and both billed and unbilled receivables of approximately $2.9 million. Our current cash balance represents approximately 26 months of Selling, General and Administrative Expenses. The Company continues to critically evaluate the level of expenses that we incur and reduce those expenses as appropriate.

We also have access to a revolving line of credit of $4 million from HSBC NA. This line of credit is available to the Company for short-term working capital purpose. All amounts under the Revolving Line of Credit are payable at the end of each financial year. The facility was renewed for another year and extends to November 2021. To date, the Company has not borrowed any funds under this credit line.

Our main liquidity issues are forward buying components and inventory for our products which encompass specialized electronics, funding our research and development program (“R&D”) which requires significant expenditures in attracting engineering skills and incurring non-recoverable costs for researching, developing and prototyping products and managing our currency exposure.

Operating Activities

Net cash generated from operating activities for the year ended October 31, 2020 was $4,434,406. We recorded net income for the period of $3,343,585. Other items in uses and sources of funds from operations included non-cash charges related to depreciation and amortization, deferred tax asset and stock-based compensation, which collectively totaled $1,487,248. Funding from the Paycheck Protection Program was recognized as income and reduced cash from operating activities by $648,871. Changes in operating assets increased net cash from operating activities by $6,566 and changes in current liabilities increased net cash from operating activities by $245,878.

Investing Activities

Net cash used in investing activities for the year ended October 31, 2020 was $998,335.

Financing Activities

Net cash provided in financing activities for the year ended October 31, 2020 was $162,405 as a result of paying down the debt of the Company and receiving funding from the Paycheck Protection Program.

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

In March 2018, the Company repaid a significant portion of the outstanding HSBC Debenture. As of October 31, 2020, we had $573,108 outstanding under this Debenture. We anticipate that in accordance with our current repayment schedule the remaining balance will be repaid by the end of the Financial Year 2021.

Foreign Currency

The Company maintains its books in local currency: US Dollars for its US operations, British Pounds for its United Kingdom operations, Danish Kroner for its Danish operations and Australian Dollars for its Australian operations.

For the 2020 FY, 44% of the Company’s operations were conducted inside the United States and 56% outside the United States through its wholly owned subsidiaries. As a result, currency fluctuations may significantly affect the Company’s sales, profitability, balance sheet valuations and financial position when the foreign currencies of its international operations are translated into U.S. dollars for financial reporting purposes. In addition, we are also subject to currency fluctuation risks with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may affect the Company’s business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company’s sales, profits, balance sheet valuations and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements in those currencies could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

The translation of the Company’s UK operations’ British Pound denominated balance sheets and results of operations into US dollars was affected by changes in the average value of the US dollar against the British Pound. The average exchange rate during the 2020 FY was $1.2897 USD to the GBP against $1.275 USD to the GBP during the 2019 period – an increase of the value of the GBP against the USD of 1.2%.

The translation of the Company’s Australian operations’ Australian Dollar denominated balance sheets and results of operations into US dollars was affected by changes in the average value of the US dollar against the Australian Dollar. The average exchange rate during the 2020 FY was $0.6830 against $0.7007 USD to the AUD during the 2019 period – a decline of the value of the AUD against the USD of 2.5%.

The translation of the Company’s Danish operations’ Danish Kroner denominated balance sheets and results of operations into US dollars was affected by changes in the average value of the US dollar against the Danish Krone. The average exchange rate during the 2020 FY was $0.1517 against $0.1505 USD to the DKK during the 2019 period – an increase of the value of the DKK against the USD of 0.8%.

These are the values that have been used in the calculations below.

The impact of these currency fluctuations on the 2020 FY is shown below:

	British Pounds		Australian Dollar		Danish Kroner		US Dollar
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
Revenues	10,056,033	9,938,260	230,565	236,534	-	-	10,286,598	10,174,794	111,804
Costs	3,868,545	3,823,238	9,456	9,701	-	-	3,878,001	3,832,939	45,062
Net profit (losses)	6,187,488	6,135,022	221,109	226,833	-	-	6,408,597	6,341,855	66,742
Assets	18,257,597	17,910,603	968,808	997,170	24,243	24,421	19,250,648	18,932,194	318,454
Liabilities	(1,800,549)	(1,766,326)	16	16	3,335	3,359	(1,797,198)	(1,762,953)	(34,245)
Net assets	16,457,048	16,144,275	968,824	997,186	27,578	27,780	17,453,450	17,169,241	284,209

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, increased net income for the year by $66,742 and increased net assets by $318,454. These amounts are material to our overall financial results.

Since the UK voted to leave the European Union membership in 2016 until recently, the UK’s future trade relationship with the European Union was uncertain. This uncertainty gave rise to significant volatility of the UK Pound against major currencies including the US Dollar causing us to suffer losses due to currency fluctuations. With the future relationship now determined, it is anticipated that the fluctuations between the British Pound and other major currencies including the US Dollar will not be as extreme and we anticipate that losses suffered due to this is likely to reduce.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

The effect of inflation on the Company’s operating results was not significant during the 2020 period.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of October 31, 2020. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles (“US GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Group Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of October 31, 2020. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). Based on its assessment, our management believes that, as of October 31, 2020 our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

During the year ended October 31, 2020, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are the executive officers and directors as of the date hereof:

Name	Age	Position
Annmarie Gayle	55	Chief Executive Officer and Chairman
Michael Midgley	68	Chief Financial Officer, Chief Executive Officer of Coda Octopus Colmek, Inc.
Blair Cunningham	51	President of Technology
Michael Hamilton	73	Director
Captain Charlie Plumb	78	Director
Mary Losty	60	Director
Tyler G. Runnels	64	Director

Annmarie Gayle has been our Chief Executive Officer and a member of the Board of Directors since 2011 and our Chairman since March 2017. She is also our Chief Executive Officer for our flagship products business, Coda Octopus Products, Limited (UK) since 2013. Prior thereto, she spent two years assisting with the restructuring of our Company. She previously served with the Company as Senior Vice President of Legal Affairs between 2006 and 2007. Earlier in her career she worked for a leading London law practice specializing in Intellectual Property Rights, the United Nations and the European Union. Ms. Gayle has a strong background in restructuring and has spent more than 12 years in a number of countries where she has been the lead adviser to a number of transitional administrations on privatizing banks and reforming state-owned assets in the Central Eastern European countries including banking, infrastructure, mining and telecommunications assets. Ms. Gayle has also managed a number of large European Union funded projects. Ms. Gayle holds a Law degree gained at the University of London and a Masters of Law degree in International Commercial Law from Cambridge University and has completed her professional law exams to practice law in England & Wales. Because of her wealth of experience in corporate governance, large scale project management, restructuring, strategy, structuring and managing corporate transactions, we believe that she is highly qualified to act as our Chief Executive Officer.

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

Independence of the Board of Directors and its Committees

After review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its Independent Registered Public Accounting Firm, the Board of Directors has determined that all of the Company’s directors are independent within the meaning of the applicable NASDAQ listing standards, except Ms. Gayle, the Company’s Chairman and Chief Executive Officer. The Board of Directors met five (5) times and acted by unanimous written consent four times during the fiscal year ended October 31, 2020. Each member of the Board of Directors attended all meetings of the Board of Directors held in the last fiscal year during the period for which he or she was a director and of the meetings of the committees on which he or she served in the last fiscal year during the period for which he or she was a committee member.

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

The Audit Committee is currently composed of three outside directors: Michael Hamilton (Chairman), Mary Losty and Captain J. Charles Plumb. The Audit Committee met four (4) times during the fiscal year ended October 31, 2020. The Audit Committee Charter is available on the Company’s website, www.codaoctopusgroup.com.

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

The Compensation Committee is composed of three outside directors: Chairman Captain J. Charles Plumb, Mary Losty and G. Tyler Runnels. All members of the Compensation Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Compensation Committee met three times during the fiscal year ended October 31, 2020. The Compensation Committee Charter is available on the Company’s website at: www.codaoctopusgroup.com.

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

The Nominating and Governance Committee is currently composed of three outside directors: Mary Losty (Chair), G. Tyler Runnels and Captain J. Charles Plumb. All members of the Nominating Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Nominating Committee met one time during the fiscal year ended October 31, 2020. The Nominating Committee Charter is available on the Company’s website at www.codaoctopusgroup.com.

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

With respect to diversity, the Nominating Committee seeks a diverse group of individuals who have executive leadership experience and a complementary mix of backgrounds and skills necessary to provide meaningful oversight of the Company’s activities. The Company meets the proposed NASDAQ standards for diversity on the board of directors. The Nominating Committee annually reviews the Board’s composition in light of the Company’s changing requirements. The Nominating Committee uses the Board of Director’s network of contacts when compiling a list of potential director candidates and may also engage outside consultants. Pursuant to its charter, the Nominating Committee will consider, but not necessarily recommend to the Board of Directors, potential director candidates recommended by stockholders. All potential director candidates are evaluated based on the factors set forth above, and the Nominating Committee has established no special procedure for the consideration of director candidates recommended by stockholders.

Employment Agreements

Annmarie Gayle

Pursuant to the terms of an employment agreement dated March 16, 2017, the Company employs Ms. Gayle as its Chief Executive Officer on a full-time basis and a member of its Board of Directors. Effective July 1, 2019, Ms. Gayle’s annual salary was revised from $230,000 to $305,000. She is also entitled to an annual performance bonus of up to $100,000, upon achieving certain targets that are to be defined on an annual basis. The agreement provides for 30 days of paid vacation in addition to public holidays observed in Denmark.

The agreement has no definitive term and may be terminated upon twelve months’ prior written notice by Ms. Gayle. In the event that the Company terminates her at any time without cause, she is entitled to a payment equal to her annual salary as well as a separation bonus of $150,000. The Company may terminate the agreement for cause, immediately and without notice. Among others, “for cause” includes gross misconduct, a serious or repeated breach of the agreement and negligence and incompetence as reasonably determined by the Company’s Board. The agreement includes a 12-month non-compete and non-solicitation provision.

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

ITEM 11. EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered for the fiscal years ended October 31, 2020 and 2019 by our executive officers. The following information includes the dollar value of base salaries, bonus awards, stock options grants and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Option Awards	* All Other Compensation	Total
		($)	($)	($)	($)	($)	($)

Annmarie Gayle**	2020	***271,115	-0-	-0-	221,000	-0-	492,115
Chief Executive Officer	2019	255,003	-0-	-0-	-0-	-0-	255,003

Michael Midgley	2020	208,077	-0-	-0-	221,000	15,988	445,065
Chief Financial Officer	2019	200,000	-0-	-0-	-0-	7,479	207,579

Blair Cunningham	2020	195,192	-0-	-0-	165,750	19,257	380,199
President of Technology	2019	179,000	-0-	-0-	-0-	18,952	197,952

*The amounts described in the category of “All Other Compensation” comprise Health, Dental, Vision, Short Term Disability, Long Term Disability and Accidental Death and Dismemberment insurance premiums which the Company contributed to the officers’ identified plan.

**Ms. Gayle’s salary was increased effective July 1, 2019.

*** Ms. Gayle’s annual salary is $305,000. During the Pandemic she waived certain amounts of her salary as is disclosed on Form 8-K filed with the SEC in 2020.

Grants of plan-based awards at October 31, 2020

Name	Grant Date	All other option awards; number of securities underlying options	Exercise or base price of option swards	Grant date fair value of option awards
Annmarie Gayle	3/23/2020	100,000	4.62	221,000
Michael Midgley	3/23/2020	100,000	4.62	221,000
Blair Cunningham	3/23/2020	75,000	4.62	165,750

Outstanding option awards at October 31, 2020

	Option Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Exercise or base price of option swards	Option expiration date
Annmarie Gayle	100,000	-	4.62	3/23/2023
Michael Midgley	100,000	-	4.62	3/23/2023
Blair Cunningham	75,000	-	4.62	3/23/2023

Option exercises for October 31, 2020

Option Awards
Name	Number of shares acquired on exercise	Value realized on exercise
Annmarie Gayle	-	-
Michael Midgley	-	-
Blair Cunningham	-	-

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to each of our directors (who are not also officers of the Company) for the fiscal year ended October 31, 2020, in connection with their services to the company. In accordance with the SEC’s rules, the table omits columns showing items that are not applicable. Except as set forth in the table, no other persons were paid any compensation for director services.

Name	**Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Michael Hamilton	30,000	-	30,000
Captain J Charles Plumb	30,000	-	30,000
Mary Losty	30,000	-	30,000
Tyler G Runnels	30,000		30,000

** In 2020 FY, each Board Member waived one Quarter’s Fee Payment as part of the cost reduction effort relating to the Company’s Pandemic response, as is disclosed on Form 8K filed with the SEC in 2020.

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

During the fiscal year ended October 31, 2020, the Company granted options to purchase an aggregate of 564,000 shares of common stock pursuant to the terms of the Plan to various eligible individuals. During the year 3,000 options were forfeited. As a result, as of October 31, 2020, there were 319,255 shares available for future issue under the Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our common stock are required to report their ownership of the common stock and any changes in that ownership to the SEC. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain reporting persons that no other reports were required, except as set forth below, we believe that during our fiscal year ended October 31, 2020, no reports relating to our securities required to be filed by current reporting persons were filed late.

Entities affiliated with Bryan Ezralow were late in their filing of a Form 4 relating to transactions that took place during March 2020.

Maty Losty, one of our directors, was one day late in her filing of a Form 4 relating to a transaction that took place on April 8, 2020.

We will continue monitoring Section 16 compliance by each of our directors and executive officers and will assist them where possible in their filing obligations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 28, 2021, regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock. The percentage ownership in this table is based on 10,751,881 shares issued and outstanding as of January 28, 2021.

Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock
Michael Hamilton	1,143	*
Annmarie Gayle (2)	2,330,523	21.7%
Michael Midgley	-0-	*
Blair Cunningham	24,297	*
J. Charles Plumb	11,434	*
Mary Losty	57,143	*
Niels Sondergaard Carit Etlars Vej 17A 8700 Horsens Denmark	2,317,486	21.6%
G. Tyler Runnels (3) 2049 Century Park East, Suite 320 Los Angeles, CA 90067	1,125,685	10.5%
J. Steven Emerson (4) 1522 Ensley Avenue Los Angeles, CA 90024	1,244,159	11.6%
Bryan Ezralow (5) 23622 Calabasas Rd. Suite 200 Calabasas, CA 91302	1,073,120	9.9%
FH Fentener van Vlissingen (6) Albert Hahnplantsoen 23 Amsterdam The Netherlands	592,958	5.5%
All Directors and Executive Officers as a Group (Seven persons):	3,550,225	33.1%

*) Less than 1%.

1)	Unless otherwise indicated, the address of all individuals and entities listed below is c/o Coda Octopus Group, Inc. 3300 S Hiawassee Rd, Suite 104-105, Orlando, Florida, 32835.
2)	Includes 2,317,486 shares beneficially owned by Ms. Gayle’s spouse, Niels Sondergaard. Ms. Gayle disclaims any beneficial ownership in those shares.
3)	Includes 859,331 shares held by the G. Tyler Runnels and Jasmine Niklas Runnels TTEES of The Runnels Family Trust DTD 1-11-2000 of which Mr. Runnels is a trustee; 227,700 shares held by T.R. Winston; 24,368 shares held by TRW Capital Growth Fund, Ltd.; and 14,286 shares held by Pangaea Partners. The Company has been advised that Mr. Runnels has voting and dispositive power with respect to all of these shares.
4)	Includes the following: 167,081 held by J. Steven Emerson IRA R/O II; 300,000 shares held by J. Steven Emerson Roth IRA; 49,328 shares held by the Brian Emerson IRA; 310,928 shares held by Emerson Partners; 400,250 shares held by 1993 Emerson Family Trust; 8,286 shares held by the Alleghany Meadows IRA; 8,286 shares held by the Jill Meadows IRA; and 24,073 shares held by the Emerson family Foundation. The Company has been advised that Mr. Emerson has voting and dispositive power with respect to all of these shares.
5)	Consists of 896,079 shares held by the Bryan Ezralow 1994 Trust u/t/d 12/22/1994; and 177,041 shares held by EZ MM&B Holdings, LLC. The Company has been advised that Mr. Ezralow has voting and dispositive power with respect to these shares.
6)	According to filings made with the SEC, Sandy Hills BV directly owns all of the shares reported herewith. Malabar Hill NV, as the statutory director of Sandy Hills BV, and Drs F.H. van Vlissingen, as statutory director of Malabar Hill NV, have voting and dispositive power over the shares held by Sandy Hills BV.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None that are required to be reported herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Frazier & Deeter, LLC, our principal accountants, for professional services rendered for the audit of the Company’s annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company’s Quarterly reports on Form 10-Q during the last two fiscal years 2020 and 2019 were $212,369 and $204,198 respectively.

Audit-Related Fees. The aggregate fees billed by Frazier & Deeter, LLC, our principal accountants, for professional services rendered in connection with the audits of the Company, the review of and consent to the filing of registration statements, and assistance in responding to comment letters issued by the Securities & Exchange Commission during the last two fiscal years 2020 and 2019 were $0 and $0, respectively.

Tax Fees. The Company did not engage its principal accountants to render any tax services to the Company during the last two fiscal years.

All Other Fees. The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than as reported above.

Prior to the Company’s engagement of its independent auditor, such engagement is approved by the Company’s audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company’s Audit Committee Charter, the independent auditors and management are required to report to the Company’s audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by the Company for the year ended October 31, 2020, were approved by the Company’s audit committee.

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

DATE: January 28, 2021	CODA OCTOPUS GROUP, INC.

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

Signature	Title	Date

/s/ Annmarie Gayle	Chief Executive Officer and Chairman	January 28, 2021
Annmarie Gayle	(Principal Executive Officer)

/s/ Michael Midgley	Chief Financial Officer	January 28, 2021
Michael Midgley	(Principal Financial and Accounting Officer)

/s/ Michael Hamilton	Director	January 28, 2021
Michael Hamilton

/s/ Captain Charlie Plumb	Director	January 28, 2021
Charlie Plumb

/s/ Mary Losty	Director	January 28, 2021
Mary Losty

/s/ G. Tyler Runnels	Director	January 28, 2021

CODA OCTOPUS GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Coda Octopus Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Coda Octopus Group, Inc. and subsidiaries (the “Company”) as of October 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended October 31, 2020 and 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Frazier & Deeter, LLC
Tampa, Florida
January 28, 2021

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

October 31, 2020 and October 31, 2019

	2020	2019

ASSETS
CURRENT ASSETS

Cash	$15,134,289	$11,721,683
Accounts Receivable, net	2,014,660	4,431,971
Inventory	9,142,273	5,350,514
Unbilled Receivables	861,300	2,279,362
Other Current Assets	244,171	298,187
Prepaid Expenses	289,204	198,140

Total Current Assets	27,685,897	24,279,857

FIXED ASSETS
Property and Equipment, net	6,059,900	5,986,812

OTHER ASSETS
Goodwill and Other Intangibles, net	3,731,452	3,612,891
Deferred Tax Asset	561,902	631,684

Total Other Assets	4,293,354	4,244,575

Total Assets	$38,039,151	$34,511,244

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

October 31, 2020 and October 31, 2019

	2020	2019

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts Payable	$1,284,097	$1,273,490
Accrued Expenses and Other Current Liabilities	584,202	576,672
Notes Payable	509,769	487,140
Deferred Revenue	1,006,454	830,148

Total Current Liabilities	3,384,522	3,167,450

LONG TERM LIABILITIES

Deferred Revenue, less current portion	195,022	143,587
Notes Payable, less current portion	63,339	572,434

Total Long Term Liabilities	258,361	716,021

Total Liabilities	3,642,883	3,883,471

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 10,751,881 and 10,721,881 shares issued and outstanding as of October 31, 2020 and 2019, respectively	10,753	10,723
Additional Paid-in Capital	60,132,415	59,521,665
Accumulated Other Comprehensive Loss	(2,321,278)	(2,135,408)
Accumulated Deficit	(23,425,622)	(26,769,207)

Total Stockholders’ Equity	34,396,268	30,627,773

Total Liabilities and Stockholders’ Equity	$38,039,151	$34,511,244

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

For the Periods Indicated

	Year Ended October 31,
	2020	2019

Net Revenues	$20,043,810	$25,056,934
Cost of Revenues	7,314,362	8,627,615

Gross Profit	12,729,448	16,429,319

OPERATING EXPENSES
Research & Development	3,188,389	2,801,331
Selling, General & Administrative	6,737,294	7,374,551

Total Operating Expenses	9,925,683	10,175,882

INCOME FROM OPERATIONS	2,803,765	6,253,437

OTHER INCOME (EXPENSE)
Other Income	19,374	70,212
Funding from Paycheck Protection Program	648,871	-
Interest Expense	(70,203)	(91,096)

Total Other Income (Expense)	598,042	(20,884)

NET INCOME BEFORE INCOME TAXES	3,401,807	6,232,553

INCOME TAX BENEFIT (EXPENSE)
Current Tax Benefit	50,663	39,422
Deferred Tax Expense	(108,885)	(1,046,776)

Total Income Tax Expense	(58,222)	(1,007,354)

NET INCOME	$3,343,585	$5,225,199

NET INCOME PER SHARE:
Basic	$0.31	$0.49
Diluted	$0.30	$0.49

WEIGHTED AVERAGE SHARES:
Basic	10,733,799	10,680,007
Diluted	11,294,799	10,680,007

NET INCOME	$3,343,585	$5,225,199
Foreign Currency Translation Adjustment	(185,870)	93,255

Total Other Comprehensive Income (Loss)	(185,870)	93,255

COMPREHENSIVE INCOME	$3,157,715	$5,318,454

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended October 31, 2020 and 2019

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2018	10,640,416	$10,641	$58,599,378	$(2,228,663)	$(31,994,406)	$24,386,950

Stock Issued to Investors	23,965	25	105,421	-	-	105,446
Director stock based compensation	32,143	32	302,757	-	-	302,789
Employee stock based compensation	5,357	5	55,815	-	-	55,820
Consultant stock based compensation	20,000	20	291,780	-	-	291,800
Disgorgement of stock sales	-	-	166,514	-	-	166,514
Foreign currency translation adjustment	-	-	-	93,255	-	93,255
Net Income	-	-	-	-	5,225,199	5,225,199
Balance, October 31, 2019	10,721,881	10,723	59,521,665	(2,135,408)	(26,769,207)	30,627,773

Employee stock based compensation	-	-	441,280	-	-	441,280
Consultant stock based compensation	30,000	30	169,470	-	-	169,500
Foreign currency translation adjustment	-	-	-	(185,870)	-	(185,870)
Net Income	-	-	-	-	3,343,585	3,343,585
Balance, October 31, 2020	10,751,881	$10,753	$60,132,415	$(2,321,278)	$(23,425,622)	$34,396,268

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

	Year Ended October 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,343,585	$5,225,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	806,686	833,775
Stock based compensation	610,780	650,409
Deferred tax asset	69,782	1,122,485
Funding from Paycheck Protection Program recognized as income	(648,871)	-
Loss on the sale of property and equipment	-	9,215
(Increase) decrease in operating assets:
Accounts receivable	2,417,311	(1,105,349)
Inventory	(3,791,759)	(1,527,271)
Unbilled receivables	1,418,062	733,754
Other current assets	54,016	(78,762)
Prepaid expenses	(91,064)	29,339
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	18,137	176,560
Deferred revenue	227,741	321,915
Net Cash Provided by Operating Activities	4,434,406	6,391,269
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(835,132)	(2,263,007)
Proceeds from sales of property and equipment	-	719,077
Purchases of other goodwill and intangible assets	(163,203)	(38,628)
Net Cash Used in Investing Activities	(998,335)	(1,582,558)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes	(486,466)	(964,665)
Disgorgement of stock sales	-	166,514
Proceeds from Paycheck Protection Program	648,871	-
Issuance of common stock for cash	-	105,446
Net Cash Provided (Used) in Financing Activities	162,405	(692,705)
EFFECT OF CURRENCY EXCHANGE RATE ON CHANGES IN CASH	(185,870)	93,255

NET INCREASE IN CASH	3,412,606	4,209,261

CASH AT THE BEGINNING OF THE PERIOD	11,721,683	7,512,422

CASH AT THE END OF THE PERIOD	$15,134,289	$11,721,683
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$70,202	$91,097
Cash paid for taxes	$-	$7,840

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2020 and 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Coda Octopus Group, Inc. (“Coda,” “the Company,” or “we”) operates two distinct operating business units. These are Marine Technology Business (“Products Business”) and Marine Engineering Business (“Services Business”). The Marine Technology Business sells solutions which it designs, develops and manufactures to the subsea market. Among the solutions it designs and develops its real time volumetric imaging sonar which is a unique and leading product in the subsea/underwater market. The Marine Engineering Business supplies proprietary parts for which it enjoys sole source status to prime defense contractors. These parts are part of a broader sub-system into mission critical defense systems.

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

c. Trade Accounts Receivable

Trade accounts receivable are recorded net of the allowance for doubtful accounts. The Company provides for an allowance for doubtful collections that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Balances still outstanding after the Company has used reasonable collection efforts are written off though a charge to the valuation allowance and a credit to trade accounts receivable. The allowance for doubtful accounts was $47,807 as of October 31, 2020 and 2019, respectively.

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2020 and 2019

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

e. Advertising

Coda follows the policy of charging the costs of advertising to expense as incurred, which aggregated $4,884 and $18,271 for the years ended October, 31 2020 and 2019 respectively.

f. Inventory

Inventory is stated at the lower of cost (Weighted Average method) or net realizable value. Inventory consisted of the following components:

	October 31, 2020	October 31, 2019
Inventory
Raw materials and parts	$7,322,688	$4,379,260
Work in progress	698,756	517,354
Finished goods	1,120,829	453,900
Total Inventory	$9,142,273	$5,350,514

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2020 and 2019

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

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

With regard to our Marine Technology Business (“Products Business”), all of our products are sold on a stand-alone basis and those market prices are evidence of the value of the products. To the extent that we also provide services (e.g., installation, training, post-sales technical support etc.), those services are either included as part of the product or are subject to written contracts based on the stand-alone value of those services. Revenue from the sale of services is recognized when those services have been provided to the customer and evidence of the provision of those services exist.

Revenue derived from either our subscription package offerings or rental of our equipment is recognized when performance obligations are met, in particular, on a daily basis during the subscription or rental period.

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2020 and 2019

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

h. Revenue Recognition (Continued)

With respect to revenues related to our Services Business, there are contracts in place that specify the fixed hourly rate and other reimbursable costs to be billed based on material and direct labor hours incurred and, revenue is recognized on these contracts based on material and the direct labor hours incurred. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred (materials and direct labor hours) to date to estimated total services (materials and direct labor hours) for each contract. This method is used as we consider expenditures for direct materials and labor hours to be the best available measure of progress on these contracts.

On a quarterly basis, we examine all of our fixed-price contracts to determine if there are any losses to be recognized during the period. Any such loss is recorded in the quarter in which the loss first becomes apparent based upon costs incurred to date and the estimated costs to complete as determined by experience from similar contracts. Variations from estimated contract performance could result in adjustments to operating results.

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

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consists of sales commissions are deferred and amortized over the period of the contract performance. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other assets, net, respectively, in our consolidated balance sheets. As of October 31, 2020 and 2019, we had deferred commissions of $3,884 and $68,175, respectively. Amortization expense related to deferred commissions was $125,284 and $127,590 in the years ended October 31, 2020 and 2019, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2020 and 2019

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

h. Revenue Recognition (Continued)

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

The Company’s bank deposits are held with financial institutions both in and outside the USA. At times, such amounts may be in excess of applicable government mandated insurance limits. The Company has not experienced any losses in such accounts or lack of access to its cash, and believes it is not exposed to significant risk of loss with respect to cash.

j. Contracts in Progress (Unbilled Receivables and Deferred Revenue)

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the consolidated balance sheets as Unbilled Receivables of $861,300 and $2,279,362 as of October 31, 2020 and 2019, respectively.

Our Deferred Revenue of $989,588 and $973,735 as of October 31, 2020 and 2019, respectively, consists of billings in excess of costs and revenues received as part of our warranty obligations upon completing a sale, as elaborated further in the last paragraph of this note.

Revenue received as part of sales of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales, which may be purchased by customers. These amounts are amortized over the relevant warranty period (12 months is our standard warranty or 24, 36 or 60 months for extended warranty) from the date of sale. These amounts are stated on the consolidated balance sheets as a component of Deferred Revenue and were $211,888 and $497,819 as of October 31, 2020 and 2019, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2020 and 2019

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

l. Goodwill and Intangible Assets

Goodwill and Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (or goodwill), customer relationships, non-compete agreements and licenses. Goodwill was allocated to our reporting units based on the original purchase price allocation. Goodwill is not amortized and is evaluated for impairment annually or more often if circumstances indicate impairment may exist. Customer relationships, non-compete agreements, patents and licenses are being amortized on a straight-line basis over periods of 2 to 15 years. The Company amortizes its limited life goodwill and intangible assets using the straight-line method over their estimated period of benefit. We periodically evaluate the recoverability of goodwill and intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

Step 1 of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the Step 2 must be performed to measure the amount of the impairment loss, if any. The Company has adopted Accounting Standards Codification 2017 – 04, simplifying the Test for Goodwill Impairment, which permits the Company to impair the difference between carrying amounts in excess of the fair value of the reporting unit as the reduction in goodwill. ASC 2017-04 eliminates the requirement in previous GAAP to perform Step 2 of the goodwill impairment test.

At the end of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the reporting unit over the fair value of the reporting unit.

There were no impairment charges recognized during the years ended October 31, 2020 and 2019.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2020 and 2019

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

o. Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment loss was recognized during the years ended October 31, 2020 and 2019, respectively.

p. Research and Development

Research and development costs consist of expenditures for the development of present and future patents and technology, which are not capitalizable. Under current legislation, we are eligible for UK tax credits related to our qualified research and development expenditures.

Tax credits are classified as a reduction of research and development expense. During the years ended October 31, 2020 and 2019, we had $0 and $0, respectively.

q. Stock Based Compensation

In accordance with the accounting rules for stock compensation, for time based awards, the Company is accruing a stock compensation expense and increase to additional paid in capital based on the market value of the common stock as of the grant date throughout the vesting period. The vesting period for the awards is three years and is based on the employee’s continuous service to the Company. Prior to vesting, the awards are subject to forfeiture in whole or in part under certain circumstances. We use the Black-Scholes method for equity instruments granted to employees.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2020 and 2019

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

Following is a reconciliation of earnings from continuing operations and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share:

	Year	Year
	Ended	Ended
	October 31,	October 31,
Fiscal Period	2020	2019
Numerator:
Net Income (Loss)	$3,343,585	$5,225,199

Denominator:
Basic weighted average common shares outstanding	10,733,799	10,680,007
Options issued	561,000	-
Diluted outstanding shares	11,294,799	10,680,007

Earnings (Loss) from continuing operations

Basic	$0.31	$0.49
Diluted	$0.30	$0.49

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

u. Recent Accounting Pronouncements

There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2020 and 2019

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and Other Intangible Assets are evaluated on an annual basis. If there is reason to believe that their values have been diminished or impaired, those write-downs will be included in results from operations.

The identifiable goodwill and intangible assets acquired and their carrying value as of October 31, 2020 and 2019, are as follows:

Amortization of patents, customer relationships, non-compete agreements and licenses included as a charge to income amounted to $44,642 and $39,689 for the years ended October 31, 2020 and 2019, respectively. Goodwill is not being amortized.

	October 31, 2020	October 31, 2019

Customer relationships (weighted average life of 10 years)	$720,592	$720,592
Non-compete agreements (weighted average life of 3 years)	198,911	198,911
Patents and other (weighted average life of 10 years)	472,173	381,785

Total identifiable intangible assets - gross carrying value	1,391,676	1,301,288

Less: accumulated amortization	(1,042,332)	(1,070,505)

Total intangible assets, net	$349,344	$230,783

Future estimated annual amortization expenses as of October 31, 2020 as follows:

Years Ending October 31,	Amount
2021	46,338
2022	46,317
2023	43,978
2024	33,000
2025	19,409
Thereafter	160,302

Totals	$349,344

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2020 and 2019

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS (Continued)

As a result of the acquisitions of Coda Octopus Martech, Ltd., Coda Octopus Colmek, Inc. and Coda Octopus Products, Ltd., the Company has goodwill in the amount of $3,382,108 as of October 31, 2020 and 2019, respectively. We enlisted the assistance of an independent valuation consultant to determine the values of our goodwill and intangible assets at the dates of acquisition and by management for the dates thereafter. The carrying amount of goodwill as of October 31, 2020 and 2019, respectively, are recorded below:

	October 31, 2020	October 31, 2019
Breakout of Goodwill:

Coda Octopus Colmek, Inc.	$2,038,669	$2,038,669
Coda Octopus Products, Ltd	62,315	62,315
Coda Octopus Martech, Ltd	1,281,124	1,281,124

Total Goodwill	$3,382,108	$3,382,108

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

Based on these evaluations, the fair value of reporting unit exceeds its carrying value. As such no impairment was recorded by management.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2020 and 2019

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	October 31, 2020	October 31, 2019

Buildings	$5,103,324	$4,654,029
Land	200,000	200,000
Office machinery and equipment	2,044,405	1,954,938
Rental Assets	1,531,351	1,468,124
Furniture, fixtures and improvements	1,187,927	1,158,033
Totals	10,067,007	9,435,124
Less: accumulated depreciation	(4,007,107)	(3,448,312)

Property and Equipment – Net	$6,059,900	$5,986,812

Depreciation expense for the years ended October 31, 2020 and 2019 was $758,297 and $794,086 respectively.

We own substantially all of our facilities and believe that the effect of adopting the FASB’s lease accounting standard has been immaterial.

NOTE 5 - OTHER CURRENT ASSETS

Other current assets consisted of the following at:

	October 31, 2020	October 31, 2019
Other Current Assets

Deposits	$112,984	$42,932
Tax receivables	131,187	255,255
Total Other Current Assets	$244,171	$298,187

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2020 and 2019

NOTE 6 – CAPITAL STOCK

Common Stock

On November 16, 2018, the Company issued 23,965 shares to one investor pursuant to their pre-emption rights under the terms of the private placement effected on or around January 29, 2018 for a purchase price of $105,446.

On February 3, 2019, the Company issued a total of 7,143 shares to one of its directors for services rendered. These shares had a fair value of $42,289.

On June 24, 2019, the Company issued 20,000 shares of common stock to consultants for services rendered. These shares had a fair value of $291,800.

On September 16, 2019, the Company issued 25,000 shares of common stock pursuant to the terms of the Company’s Stock Incentive Plan 2017 to a director of one of our foreign subsidiaries for services rendered. These shares had a fair value of $260,500.

On September 16, 2019, the Company issued a total of 5,357 of common stock pursuant to the terms of the Company’s Stock Incentive Plan 2017 to one of its employees for services rendered. These shares had a fair value of $55,820.

On June 9, 2020, the Company issued 30,000 shares of common stock to consultants for services rendered. These shares had a fair value of $169,500.

During the fiscal year ended October 31, 2020, the Company granted options to purchase an aggregate of 561,000 shares of common stock pursuant to the terms of the Plan to various eligible individuals. As a result, as of October 31, 2020, there were 352,612 shares available under the Plan.

The following table presents stock option activity for the years ended October 31, 2020 and 2019.

Stock Options
	Total	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price	Non-Vested	Weighted Average Exercise Price

Outstanding at October 31, 2018	-	$-	-	$-	-	$-
Granted	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Exercises	-	-	-	-	-	-
Forfeited or cancelled	-	-	-	-	-	-

Outstanding at October 31, 2019	-	$-	-	$-	-	$-
Granted	564,000	$4.65	-	-	564,000	$4.65
Vested	-	-	-	-	-	-
Exercises	-	-	-	-	-	-
Forfeited or cancelled	(3,000)	$4.65	-	-	(3,000)	$4.65

Outstanding at October 31, 2020	561,000	$4.65	-	-	561,000	$4.65

Aggregate Intrinsic Value
October 31, 2019	$-		$-		$-

Aggregate Intrinsic Value
October 31, 2020	$491,280		$-		$-

The intrinsic value as of October 31, 2020 was $491,280 and $0 for October 31, 2019.

The total expense recognized by the Company during the year ended October 31, 2020 was $441,280. The expense in future years is $815,880.

Preferred Stock

Series A and Series C Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. We had previously designated 50,000 preferred shares as Series A preferred stock and 50,000 preferred shares as Series C preferred stock. Both series have since been eliminated and as of October 31, 2020 there were no Series A or Series C Preferred Stock issued or outstanding.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2020 and 2019

NOTE 7 - INCOME TAXES

The Company provides for income taxes and the related accounts under the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect during the year in which the basis differences reverse. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

The provision (benefit) for income taxes comprises:

	October 31, 2020	October 31, 2019
Current federal benefit	$(12,502)	$(75,004)
Foreign tax (benefit) expense	(38,161)	35,582

Total Current Tax Benefit	(50,663)	(39,422)

Deferred federal expense	305,125	1,046,776
Deferred foreign benefit	(196,240)	-

Deferred Tax Expense	108,885	1,046,776

Total Income Tax Expense	$58,222	$1,007,354

The expense for income taxes differed from the U.S. statutory rate due to the following:

	October 31, 2020	October 31, 2019
Statutory tax rate	21.0%	21.0%
Change in deferred taxes	(17.1)%	(4.2)%
Alternative Minimum Tax (refund)	(1.1)%	(1.2)%
Foreign tax expense	(1.1)%	0.5%

Total	1.7%	16.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	October 31, 2020	October 31, 2019
Noncurrent deferred tax assets
U.S. NOL carryforwards	$272,993	$670,787
Other	-	(39,103)
Stock option compensation	92,669	-
Foreign R&D refunds	196,240	-

Total	$561,902	$631,684

As of October 31, 2020, we had U.S. federal net operating loss (NOL) carryforwards of $1,299,969, which expire in 2029.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2020 and 2019

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following at:

	October 31, 2020	October 31, 2019

Secured note payable to HSBC NA with interest payable on the 28th day of each month at 4.56% per annum. Our monthly repayment obligation under this loan is $43,777 (comprising both principal and interest repayment). The maturity of this Loan is December 28, 2021	$573,108	$1,059,574

Total	573,108	1,059,574
Less: current portion	(509,769)	(487,140)
Total Long Term Notes Payable	$63,339	$572,434

Years Ending October 31,	Amount
2021	509,769
2022	63,339

Totals	$573,108

The HSBC loan is secured by a blanket lien on all of the Company’s US subsidiaries. The foreign subsidiaries are each guarantors of the obligations undertaken in the loan agreement.

The Company concluded a $4,000,000 revolving line of credit facility with HSBC NA on November 27, 2019, with the interest rate established as the applicable prime rate. The outstanding balance on the line of credit was $0 as of October 31, 2020. This revolving credit line which is subject to renewal will expire on November 26, 2021.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2020 and 2019

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of foreign currency translation adjustments. Total other comprehensive income (loss) was ($185,870) and $93,255 for the years ended October 31, 2020 and 2019, respectively.

A reconciliation of the other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheets is as follows:

	October 31, 2020	October 31, 2019

Balance, beginning of year	$(2,135,408)	$(2,228,663)
Total other comprehensive income for the year - foreign currency translation adjustment	(185,870)	93,255
Balance, end of period	$(2,321,278)	$(2,135,408)

NOTE 10 – CONCENTRATIONS

Significant Customers

During the year ended October 31, 2020, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $4,273,702, or 21% of net revenues during the period. Total accounts receivable from this customer at October 31, 2020 was $214,747 or 11% of accounts receivable.

During the year ended October 31, 2019, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $6,764,199, or 27% of net revenues during the year. Total accounts receivable from this customer at October 31, 2019 was $898,584 or 20% of accounts receivable.

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company’s U.S. subsidiaries maintain a 401(k) retirement plan. The plan allows the Company to make matching contributions of 4% of employee compensation, subject to IRS contribution limits. U.S. employees who have at least six months of service with the Company are eligible. In addition, the Company’s UK subsidiaries operate statutory pension schemes which provide for the payment of certain contribution by the Company and the Employee. These schemes in the UK operate on a defined contribution money purchase basis and the contributions are charged to operations as they arise. Finally, the Company is obligated to provide pension funding according the laws in which it operates including in both Denmark and Australia. The Company has an arrangement that fulfills this requirement. Employee benefit costs for the years ended October 31, 2020 and 2019 were $140,271 and $59,927, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2020 and 2019

NOTE 12 -SEGMENT ANALYSIS

Based on the fundamental difference in the types of offering products versus services, we operate two distinct reportable segments which are managed separately. Coda Octopus Products (“Marine Technology Business” or “Products Segment”) operations are comprised primarily of sale of underwater technology sonar solutions, products for underwater operations including hardware and software; and rental of solutions and products to the underwater market. Coda Octopus Martech and Coda Octopus Colmek (“Marine Engineering Business” or “Services Segment”) provides engineering services primarily as sub-contractors to prime defense contractors.

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

The following table summarizes segment asset and operating balances by reportable segment as of and for the years ended October 31, 2020 and 2019, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2020 and 2019

NOTE 12 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Year Ended October 31, 2020

Revenues from External Customers	$11,278,181	$8,765,629	$-	$20,043,810

Cost of Revenues	2,254,008	5,060,354	-	7,314,362

Gross Profit	9,024,173	3,705,275	-	12,729,448

Research & Development	1,955,364	1,042,243	190,782	3,188,389
Selling, General & Administrative	2,779,662	2,260,849	1,696,783	6,737,294

Total Operating Expenses	4,735,026	3,303,092	1,887,565	9,925,683

Income (Loss) from Operations	4,289,147	402,183	(1,887,565)	2,803,765

Other Income (Expense)
Other Income	19,184	190	-	19,374
Funding from Paycheck Protection Program	122,327	526,544	-	648,871
Interest (Expense)	(10,612)	(15,672)	(43,919)	(70,203)

Total Other Income (Expense)	130,899	511,062	(43,919)	598,042

Net Income (Loss) before Income Taxes	4,420,046	913,245	(1,931,484)	3,401,807

Income Tax Benefit (Expense)
Current Tax Benefit (Expense)	63,590	-	(12,927)	50,663
Deferred Tax (Expense) Benefit	(196,664)	273,666	(185,887)	(108,885)

Total Income Tax (Expense) Benefit	(133,074)	273,666	(198,814)	(58,222)

Net Income (Loss)	$4,286,972	$1,186,911	$(2,130,298)	$3,343,585

Supplemental Disclosures

Total Assets	$22,200,123	$14,347,827	$1,491,201	$38,039,151

Total Liabilities	$1,572,314	$1,321,011	$749,558	$3,642,883

Revenues from Intercompany Sales - eliminated from sales above	$997,150	$354,373	$2,700,000	$4,051,523

Depreciation and Amortization	$678,449	$105,775	$22,462	$806,686

Purchases of Long-lived Assets	$811,352	$19,660	$167,323	$998,335

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2020 and 2019

NOTE 12 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Year Ended October 31, 2019

Revenues from External Customers	$12,908,110	$12,148,824	$-	$25,056,934

Cost of Revenues	2,519,768	6,107,847	-	8,627,615

Gross Profit	10,388,342	6,040,977	-	16,429,319

Research & Development	2,208,749	146,061	446,521	2,801,331
Selling, General & Administrative	3,080,134	2,492,410	1,802,007	7,374,551

Total Operating Expenses	5,288,883	2,638,471	2,248,528	10,175,882

Income (Loss) from Operations	5,099,459	3,402,506	(2,248,528)	6,253,437

Other Income (Expense)
Other Income	70,186	26	-	70,212
Interest Expense	(10,564)	(14,820)	(65,712)	(91,096)

Total Other Income (Expense)	59,622	(14,794)	(65,712)	(20,884)

Net Income (Loss) before Income Taxes	5,159,081	3,387,712	(2,314,240)	6,232,553

Current Tax Benefit	(9,391)	33,454	15,359	39,422
Deferred Tax (Expense)	(336,101)	(496,318)	(214,357)	(1,046,776)

Total Income Tax Expense	(345,492)	(462,864)	(198,998)	(1,007,354)

Net Income (Loss)	$4,813,589	$2,924,848	$(2,513,238)	$5,225,199

Supplemental Disclosures

Total Assets	$19,386,652	$14,165,120	$959,472	$34,511,244

Total Liabilities	$1,753,823	$962,641	$1,167,007	$3,883,471

Revenues from Intercompany Sales - eliminated from sales above	$1,590,548	$145,150	$2,700,000	$4,435,698

Depreciation and Amortization	$581,942	$236,092	$15,741	$833,775

Purchases of Long-lived Assets	$2,183,009	$81,446	$37,180	$2,301,635

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2020 and 2019

NOTE 12 -SEGMENT ANALYSIS (Continued)

	For the Year Ended October 31, 2020
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales
Americas
Equipment Sales	$1,368,113	$-	$1,368,113
Equipment Rentals	175,282	-	175,282
Software Sales	35,635	-	35,635
Engineering Parts	-	4,546,391	4,546,391
Services	1,422,830	1,230,283	2,653,113
Europe
Equipment Sales	583,006	230,060	813,066
Equipment Rentals	697,638	-	697,638
Software Sales	113,860	-	113,860
Engineering Parts	-	2,753,488	2,753,488
Services	485,954	5,407	491,361
Australia/Asia
Equipment Sales	5,165,905	-	5,165,905
Equipment Rentals	487,639	-	487,639
Software Sales	304,143	-	304,143
Services	297,823	-	297,823
Middle East & Africa
Equipment Sales	66,556	-	66,556
Equipment Rentals	592	-	592
Software Sales	-	-	-
Services	73,205	-	73,205

Total Net Sales	$11,278,181	$8,765,629	$20,043,810

	For the Year Ended October 31, 2020
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Geographic Area
Americas	$3,001,860	$5,776,674	$8,778,534
Europe	1,880,458	2,988,955	4,869,413
Australia/Asia	6,255,510	-	6,255,510
Middle East & Africa	140,353	-	140,353

Total Net Sales	$11,278,181	$8,765,629	$20,043,810

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2020 and 2019

NOTE 12 -SEGMENT ANALYSIS (Continued)

	For the Year Ended October 31, 2020
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Product Line
Equipment Sales	$7,183,580	$230,060	$7,413,640
Equipment Rentals	1,361,151	-	1,361,151
Software Sales	453,638	-	453,638
Engineering Parts	-	7,299,879	7,299,879
Services	2,279,812	1,235,690	3,515,502

Total Net Sales	$11,278,181	$8,765,629	$20,043,810

	For the Year Ended October 31, 2019
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales
Americas
Equipment Sales	$744,604	$57,497	$802,101
Equipment Rentals	639,055	-	639,055
Software Sales	53,540	-	53,540
Engineering Parts	-	9,117,338	9,117,338
Services	1,187,873	1,744,577	2,932,450
Europe
Equipment Sales	1,626,052	145,933	1,771,985
Equipment Rentals	1,137,244	-	1,137,244
Software Sales	167,903	-	167,903
Engineering Parts	-	1,023,822	1,023,822
Services	726,050	59,657	785,707
Australia/Asia
Equipment Sales	4,259,093	-	4,259,093
Equipment Rentals	876,141	-	876,141
Software Sales	324,222	-	324,222
Services	627,615	-	627,615
Middle East & Africa
Equipment Sales	301,165	-	301,165
Equipment Rentals	36,130	-	36,130
Software Sales	58,826	-	58,826
Services	142,597	-	142,597

Total Net Sales	$12,908,110	$12,148,824	$25,056,934

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2020 and 2019

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Annmarie Gayle

Pursuant to the terms of an employment agreement dated March 16, 2017, the Company employs Ms. Gayle as its Chief Executive Officer on a full-time basis and a member of its Board of Directors. With effect from July 1, 2019, Ms. Gayle’s annual salary was increased from $230,000 to $305,000 payable on a monthly basis. Ms. Gayle is also entitled to an annual performance bonus of up to $100,000, upon achieving certain targets that are to be defined on an annual basis. The agreement provides for 30 days of paid holidays in addition to public holidays observed in Scotland.

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

October 31, 2020 and 2019

NOTE 13 – COMMITMENTS AND CONTINGENCIES (Continued)

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

Michael Midgley

Pursuant to the terms of an employment agreement dated June 1, 2011, Mike Midgley was appointed the Chief Executive Officer of our wholly owned subsidiary Coda Octopus Colmek, Inc. and our Chief Financial Officer. He is being paid an annual salary of $210,000 subject to an annual review by Colmek’s Board of Directors and the Company’s Chief Executive Officer. Mr. Midgley is entitled to 20 vacation days in addition to any public holiday.

The agreement may be terminated at any time upon 4-month prior written notice. The Company may terminate the agreement for cause, immediately and without notice. Among others, “for cause” includes gross misconduct, a serious or repeated breach of the agreement and negligence and incompetence as reasonably determined by the Company’s Board. The agreement includes a 12-month non-compete and non-solicitation provision. On December 6, 2017, the board of directors of the Company appointed Mr. Midgley to be the Company’s Chief Financial Officer. In connection with this appointment, all rights and obligations under Mr. Midgley’s employment agreement with Colmek were transferred to and have been assumed by Coda Octopus Group, Inc.

Litigation

Currently there is no litigation.

NOTE 14 – PAYROLL PROTECTION PROGRAM

In the 2020 FY certain of our US companies, received a total of $648,871 in Pandemic relief under the US Government Payroll Protection Program (“PPP”). The proceeds from the PPP were used to offset US employees’ salaries during the Pandemic. This amount has now been forgiven under the Program and is recorded in our accounts as “Other Income”.

These amounts were received by our US companies in April and May of 2020. The companies applied for forgiveness of the loans in September 2020 and the loans were forgiven in November 2020.

NOTE 15 – COVID-19

The Company faces various risks related to the global outbreak of coronavirus disease 2019 (“COVID-19”).

The Engineering Services Business is dependent on its workforce to deliver its products and services primarily to the U.S. and U.K. Governments. If significant portions of the Engineering Services Business’s workforce are unable to work effectively, or if the U.S. or UK. Government and/or other customers’ operations are curtailed due to illness, quarantines, government actions, facility closures, or other restrictions in connection with the COVID-19 Pandemic, the Engineering Services Business’s operations is likely be severely impacted. The Engineering Services Business may be unable to perform fully on its contracts and costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable either from our customers or under existing insurance policies. At this time, the Company’s management cannot predict with any precision the full extent of the impact which COVID-19 Pandemic will have on the Company, but management continues to mitigate where it can and monitor the situation, to assess further possible implications to operations, the supply chain, and customers, and to take actions in an effort to mitigate adverse consequences. Further, the Pandemic may have a material adverse effect on the Company’s results of operations, financial position, and liquidity in fiscal year 2021.

The Marine Technology Business is dependent on its workforce and/or distributors/resellers to sell and deliver its products and services. Developments such as social distancing, shelter -in- place directives and travel restrictions introduced by governments have impacted the Marine Products Business’s ability to deploy its workforce effectively. These same developments may affect the operations of the Company’s suppliers, Customers and distributors/resellers, as their own workforces and operations are disrupted by efforts to curtail the spread of this virus. The Company, being a manufacturing company, in large part is unable to work remotely. The Company’s activities are performed in certain international locations that are also impacted by the COVID-19 outbreak. While expected to be temporary, these disruptions will negatively impact the Marine Technology Business’s sales, its ongoing development projects, its results of operations, financial condition, and liquidity in 2021.

NOTE 16 – RELATED PARTY TRANSACTION

During the fiscal year ended October 31, 2019, the Company sold our Orlando property to Blair Cunningham an Officer for $705,000 cash. It was determined that this was a fair value for the property based on review of comparable sales. The proceeds of sale were used to purchase the current office/manufacturing facility in Orlando.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring through the date that the financial statements were issued, for events requiring, recording or disclosure in the October 31, 2020 consolidated financial statements. Besides the ongoing Pandemic which continues to impact our business, particularly curtailment of our business operations, there are no other material events or transactions occurring during this period requiring recognition or disclosure.

