Form 10-Q
period 2021-01-31
Coda Octopus Group, Inc.
filed 2021-03-17
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of March 16, 2021 is 10,751,881, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CODA OCTOPUS GROUP, INC.
Consolidated Balance Sheets
January 31, 2021 and October 31, 2020

	2021	2020
	Unaudited

ASSETS
CURRENT ASSETS
Cash	$16,081,875	$15,134,289
Accounts Receivable, net	1,870,637	2,014,660
Inventory	9,995,719	9,142,273
Unbilled Receivables	1,311,480	861,300
Prepaid Expenses	300,009	289,204
Other Current Assets	291,396	244,171

Total Current Assets	29,851,116	27,685,897

FIXED ASSETS
Property and Equipment, net	6,114,540	6,059,900

OTHER ASSETS
Goodwill and Other Intangibles, net	3,719,773	3,731,452
Deferred Tax Asset	670,093	561,902

Total Other Assets	4,389,866	4,293,354

Total Assets	$40,355,522	$38,039,151

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.
Consolidated Balance Sheets (Continued)
January 31, 2021 and October 31, 2020

	2021	2020
	Unaudited

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$970,063	$1,284,097
Accrued Expenses and Other Current Liabilities	357,632	584,202
Notes Payable	447,966	509,769
Deferred Revenue	1,314,467	1,006,454

Total Current Liabilities	3,090,128	3,384,522

LONG TERM LIABILITIES

Deferred Revenue, less current portion	203,648	195,022
Notes Payable, less current portion	436,574	63,339

Total Long Term Liabilities	640,222	258,361

Total Liabilities	3,730,350	3,642,883

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 10,751,881 shares issued and outstanding as of January 31, 2021 and October 31, 2020, respectively	10,753	10,753
Additional Paid-in Capital	60,306,862	60,132,415
Accumulated Other Comprehensive Loss	(1,395,665)	(2,321,278)
Accumulated Deficit	(22,296,778)	(23,425,622)

Total Stockholders’ Equity	36,625,172	34,396,268

Total Liabilities and Stockholders’ Equity	$40,355,522	$38,039,151

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended January 31,
	2021	2020

Net Revenues	$5,050,459	$6,680,979
Cost of Revenues	1,735,537	2,406,539

Gross Profit	3,314,922	4,274,440

OPERATING EXPENSES
Research & Development	583,139	928,265
Selling, General & Administrative	1,813,366	1,891,678

Total Operating Expenses	2,396,505	2,819,943

INCOME FROM OPERATIONS	918,417	1,454,497

OTHER INCOME (EXPENSE)
Other Income	2,054	12,824
Funding from Paycheck Protection Program	89,971	-
Interest Expense	(14,514)	(19,614)

Total Other Income (Expense)	77,511	(6,790)

NET INCOME BEFORE INCOME TAXES	995,928	1,447,707

INCOME TAX BENEFIT (EXPENSE)
Current Tax Benefit (Expense)	24,725	(23,347)
Deferred Tax Benefit (Expense)	108,191	(77,587)

Total Income Tax Benefit (Expense)	132,916	(100,934)

NET INCOME	$1,128,844	$1,346,773

NET INCOME PER SHARE:
Basic	$0.10	$0.13
Diluted	$0.10	$0.13

WEIGHTED AVERAGE SHARES:
Basic	10,751,881	10,721,881
Diluted	11,308,881	10,721,881

NET INCOME	$1,128,844	$1,346,773
Other Comprehensive Income
Foreign Currency Translation Adjustment	925,613	84,751

COMPREHENSIVE INCOME	$2,054,456	$1,431,524

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended January 31, 2021 and 2020
(Unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2019 (Audited)	10,721,881	$10,723	$59,521,665	$(2,135,408)	$(26,769,207)	$30,627,773

Foreign currency translation adjustment	-	-	-	84,751	-	84,751
Net Income	-	-	-	-	1,346,773	1,346,773
Balance, January 31, 2020	10,721,881	$10,723	$59,521,665	$(2,050,657)	$(25,422,434)	$32,059,297

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2020	10,751,881	$10,753	$60,132,415	$(2,321,278)	$(23,425,622)	$34,396,268

Employee stock based compensation	-	-	174,447	-	-	174,447
Foreign currency translation adjustment	-	-	-	925,613	-	925,613
Net Income	-	-	-	-	1,128,844	1,128,844
Balance, January 31, 2021	10,751,881	$10,753	$60,306,862	$(1,395,665)	$(22,296,778)	$36,625,172

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,128,844	$1,346,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	366,183	231,964
Stock based compensation	174,447	-
Deferred tax asset	(108,191)	77,587
Funding from Paycheck Protection Program recognized as income	(89,971)	-
(Increase) decrease in operating assets:
Accounts receivable	144,023	304,483
Inventory	(853,446)	(911,098)
Unbilled receivables	(450,180)	(211,543)
Prepaid expenses	(10,805)	(71,580)
Other current assets	(47,225)	57,396
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(540,604)	455,356
Deferred revenue	316,639	204,802
Net Cash Provided by Operating Activities	29,714	1,484,140
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(406,083)	(606,345)
Purchases of other intangible assets	(3,061)	(36,814)
Net Cash Used in Investing Activities	(409,144)	(643,159)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes	(125,142)	(119,456)
Proceeds from Paycheck Protection Program	526,545	-
Net Cash Provided by (Used in) Financing Activities	401,403	(119,456)
EFFECT OF CURRENCY EXCHANGE RATE ON CHANGES IN CASH	925,613	84,751

NET INCREASE IN CASH	947,586	806,276

CASH AT THE BEGINNING OF THE PERIOD	15,134,289	11,721,683

CASH AT THE END OF THE PERIOD	$16,081,875	$12,527,959
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$14,514	$19,614
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2021 and 2020

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Coda Octopus Group, Inc.’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Coda Octopus Group, Inc. (the “Company”, “Coda Octopus”, “we” or “us”) filed audited consolidated financial statements as of and for the fiscal years ended October 31, 2020 and 2019 which included all information and notes necessary for such complete presentation as part of its annual report on Form 10-K filed on January 28, 2021, (“the Form 10-K”). The results of operations for the interim period ended January 31, 2021 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended October 31, 2020, which are contained in the Form 10-K. The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of January 31, 2021 and the results of operations, comprehensive income and cash flows for the interim periods ended January 31, 2021 and 2020. The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the US dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s UK-based operations are measured using the British Pound Sterling, Australian based operations are measured using Australian Dollars and Danish based operations are measured using Danish Kroner as the functional currencies. Foreign currency translation gains and losses are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are also included in other comprehensive income.

NOTE 2 – REVENUE RECOGNITION

The Company recognizes revenue in accordance with Financial Accounting Standards Board’s Topic 606, Revenue from Contracts with Customers (“Topic 606”).

Topic 606 has established a five-step process to determine the amount of revenue to record from contracts with customers. The five steps are:

●	Determine if we have a contract with a customer;
●	Determine the performance obligations in that contract;
●	Determine the transaction price;
●	Allocate the transaction price to the performance obligations; and
●	Determine when to recognize revenue.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2021 and 2020

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

Our contracts sometimes require customer payments in advance of revenue recognition. In such instances these are recognized as revenue when the Company has fulfilled its obligations under the respective contracts. Until such time, we recognize this prepayment as deferred revenue.

For software license sales for which any services rendered are not considered distinct to the functionality of the software, we recognize revenue upon delivery of the software. Delivery is deemed when we issue the software activation code.

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2021 and 2020

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

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consists of sales commissions are deferred and amortized over the period of the contract performance. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other assets, net, respectively, in our consolidated balance sheets. As of January 31, 2021 and October 31, 2020, we had deferred commissions of $0 and $3,884, respectively. Amortization expense related to deferred commissions was $3,884 and $42,816 in the three months ended January 31, 2021 and 2020, respectively.

Other Revenue Disclosures

See Note 14 (“Segment Analysis”) for a breakdown of revenues from external customers and cost of those revenues between our two reporting segments: Product Segment and Services Segment including information on the split of revenues by geography and type.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2021 and 2020

NOTE 4 – FOREIGN CURRENCY TRANSLATION

Assets and liabilities are translated at the prevailing exchange rates at the balance sheet dates. Related revenues and expenses are translated at weighted average exchange rates in effect during the reporting period. Stockholders’ equity, fixed assets and long-term investments are recorded at historical exchange rates. Resulting translation adjustments are recorded as a separate component in stockholders’ equity as part of accumulated other comprehensive income or (loss) as may be appropriate. Foreign currency transaction gains and losses are included in the consolidated statements of income and comprehensive income.

NOTE 5 – INVENTORY

Inventory is stated at the lower of cost (weighted average method) or net realizable value. Inventory consisted of the following components:

	January 31,	October 31,
Inventory	2021	2020

Raw materials and parts	$7,793,487	$7,322,688
Work in progress	1,034,423	698,756
Finished goods	1,167,809	1,120,829
Total Inventory	$9,995,719	$9,142,273

NOTE 6 – FIXED ASSETS

Property and equipment, net consisted of the following as of:

	January 31,	October 31,
	2021	2020

Buildings	$5,302,085	$5,103,324
Land	200,000	200,000
Office machinery and equipment	1,578,860	1,512,938
Rental assets	2,165,198	2,062,818
Furniture, fixtures and improvements	1,226,947	1,187,927
Totals	10,473,090	10,067,007
Less: accumulated depreciation	(4,358,550)	(4,007,107)

Total Property and Equipment, net	$6,114,540	$6,059,900

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2021 and 2020

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consisted of the following at:

	January 31,	October 31,
	2021	2020

Deposits	$216,147	$112,984
Tax receivables	75,249	131,187
Total Other Current Assets	$291,396	$244,171

NOTE 8 – ESTIMATES

The preparation of consolidated financial statements in conformity with US Generally Accepted Accounting Principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues including unbilled and deferred revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include costs and estimated earnings in excess of billings, billings in excess of costs and estimated earnings, valuation of stock compensation, valuation of deferred tax assets, evaluation of uncertain tax positions, and the valuation of goodwill and other intangibles.

NOTE 9 – CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the consolidated balance sheets as Unbilled Receivables of $1,311,480 and $861,300 as of January 31, 2021 and October 31, 2020, respectively.

Our current Deferred Revenue of $1,314,467 and $1,006,454 as of January 31, 2021 and October 31, 2020, respectively, consists of billings in excess of costs and revenues received as part of our warranty obligations upon completing a sale, as elaborated further in the last paragraph of this note.

Revenue received as part of sales of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales and through life support (TLS), which may be purchased by customers. These amounts are amortized over the relevant warranty period (12 months is our standard warranty or 24, 36 or 60 months for extended warranty) from the date of sale. These amounts are stated on the consolidated balance sheets as a component of non-current Deferred Revenue and were $203,648 and $195,022 as of January 31, 2021 and October 31, 2020, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2021 and 2020

NOTE 10 – CONCENTRATIONS

Significant Customers

During the three months ended January 31, 2021, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers was $1,303,807, or 26% of net revenues during the year. Total accounts receivable from these customers at January 31, 2021 was $862,850 or 46% of accounts receivable.

During the three months ended January 31, 2020, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers was $2,710,008, or 41% of net revenues during the year. Total accounts receivable from these customers at January 31, 2020 was $1,817,725 or 44% of accounts receivable.

NOTE 11 – NOTES PAYABLE

	January 31,	October 31,
	2021	2020

Secured note payable to HSBC NA with interest payable on the 28th day of each month at 4.56% per annum. Our monthly repayment obligation under this loan is $43,777 (comprising both principal and interest repayment). The maturity of this Loan is December 28, 2021	$447,966	$573,108
Unsecured Payroll Protection Program loan from the SBA that carries an interest rate of 1%. Principal payments begin on November 29, 2021 in the amount of $29,252.	436,574	-

Total	884,540	573,108
Less: current portion	(447,966)	(509,769)
Total Long Term Note Payable	$436,574	$63,339

The HSBC loan is secured by a blanket lien on all of the Company’s US subsidiaries. The foreign subsidiaries are each guarantors of the obligations undertaken in the loan agreement.

During the three months ended January 31, 2021, the Company received $526,545 under the Payroll Protection Program, which was initially recorded as long-term debt. As the Company makes qualifying expenditures (as defined), the Company reduces long-term debt and records Other Income. During the three months ended January 31, 2021, the Company recorded $89,971 as Other Income related to the Payroll Protection Program. The remaining amount of Payroll Protection Program funds that had not yet been spent as of January 31, 2021 is $436,574. The Company anticipates using the full $526,545 for qualifying expenditures.

The Company entered into a $4,000,000 revolving line of credit facility with HSBC NA on November 27, 2019, with the interest rate established as the applicable prime rate. The outstanding balance on the line of credit was $0 as of October 31, 2020. This revolving credit line will expire on November 26, 2021 unless renewed by the bank.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2021 and 2020

NOTE 13 – EARNINGS PER COMMON SHARE

	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
Fiscal Period	2021	2020
Numerator:
Net Income	$1,128,844	$1,346,773

Denominator:
Basic weighted average common shares outstanding	10,751,881	10,721,881
Options issued	557,000	-
Diluted outstanding shares	11,308,881	10,721,881

Net income per share

Basic	$0.10	$0.13
Diluted	$0.10	$0.13

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2021 and 2020

NOTE 14 -SEGMENT ANALYSIS

Based on the fundamental difference between the types of our offering, products versus services, we operate two distinct reportable segments which are managed separately. Coda Octopus Products (“Marine Technology Business” or “Products Segment”) operations are comprised primarily of sale of underwater technology sonar solutions, products for underwater operations including hardware and software; and rental of solutions and products to the underwater market. Coda Octopus Martech and Coda Octopus Colmek (“Marine Engineering Business” or “Services Segment”) provides engineering services primarily as sub-contractors to prime defense contractors.

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

There are inter-segment sales disclosed in the tables below for informational purposes, but which have been eliminated in our financial statements.

The following table summarizes segment asset and operating balances by reportable segment as of and for the three months ended January 31, 2021 and 2020, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2021 and 2020

NOTE 14 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended January 31, 2021

Revenues from External Customers	$3,748,279	$1,302,180	$-	$5,050,459

Cost of Revenues	894,275	841,262	-	1,735,537

Gross Profit	2,854,004	460,918	-	3,314,922

Research & Development	441,744	141,395	-	583,139
Selling, General & Administrative	733,825	567,559	511,982	1,813,366

Total Operating Expenses	1,175,569	708,954	511,982	2,396,505

Income (Loss) from Operations	1,678,435	(248,036)	(511,982)	918,417

Other Income (Expense)
Other Income	2,036	18	-	2,054
Funding from Paycheck Protection Program	-	89,971	-	89,971
Interest Expense	(2,253)	(5,151)	(7,110)	(14,514)

Total Other Income (Expense)	(217)	84,838	(7,110)	77,511

Net Income (Loss) before Income Taxes	1,678,218	(163,198)	(519,092)	995,928

Income Tax Benefit (Expense)
Current Tax Benefit	12,653	-	12,072	24,725
Deferred Tax Benefit	(11,155)	152,086	(32,740)	108,191

Total Income Tax Benefit (Expense)	1,498	152,086	(20,668)	132,916

Net Income (Loss)	$1,679,716	$(11,112)	$(539,760)	$1,128,844

Supplemental Disclosures

Total Assets	$24,767,757	$14,362,811	$1,224,954	$40,355,522

Total Liabilities	$1,573,260	$1,436,624	$720,466	$3,730,350

Revenues from Intercompany Sales - eliminated from sales above	$370,629	$49,201	$675,000	$1,094,830

Depreciation and Amortization	$312,122	$47,645	$6,416	$366,183

Purchases of Long-lived Assets	$399,975	$4,177	$4,992	$409,144

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2021 and 2020

NOTE 14 -SEGMENT ANALYSIS (Continued)

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2021 and 2020

NOTE 14 -SEGMENT ANALYSIS (Continued)

		For the Three Months Ended January 31, 2021
		Marine	Marine
		Technology	Engineering	Grand
		Business	Business	Total
Disaggregation of Total Net Sales

Americas
	Equipment Sales	$252,625	$-	$252,625
	Equipment Rentals	48,925	-	48,925
	Software Sales	-	-	-
	Engineering Parts	213,956	291,565	505,521
	Services	33,772	224,876	258,648
Europe
	Equipment Sales	894,104	220,957	1,115,061
	Equipment Rentals	153,109	-	153,109
	Software Sales	38,086	-	38,086
	Engineering Parts	-	564,782	564,782
	Services	39,813	-	39,813
Australia/Asia
	Equipment Sales	1,646,758	-	1,646,758
	Equipment Rentals	132,329	-	132,329
	Software Sales	187,136	-	187,136
	Services	41,987	-	41,987
Middle East & Africa
	Equipment Sales	-	-	-
	Equipment Rentals	-	-	-
	Software Sales	-	-	-
	Services	65,679	-	65,679

	Total Net Sales	$3,748,279	$1,302,180	$5,050,459

	For the Three Months Ended January 31, 2021
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Geographic Area
Americas	$549,278	$516,441	$1,065,719
Europe	1,125,112	785,739	1,910,851
Australia/Asia	2,008,210	-	2,008,210
Middle East & Africa	65,679	-	65,679

Total Net Sales	$3,748,279	$1,302,180	$5,050,459

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2021 and 2020

NOTE 14 -SEGMENT ANALYSIS (Continued)

	For the Three Months Ended January 31, 2021
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Total Net Sales by Product Line
Equipment Sales	$2,793,487	$220,957	$3,014,444
Equipment Rentals	334,363	-	334,363
Software Sales	225,222	-	225,222
Engineering Parts	213,956	856,347	1,070,303
Services	181,251	224,876	406,127

Total Net Sales	$3,748,279	$1,302,180	$5,050,459

		For the Three Months Ended January 31, 2020
		Marine	Marine
		Technology	Engineering	Grand
		Business	Business	Total
Disaggregation of Total Net Sales

Americas
	Equipment Sales	$334,388	$-	$334,388
	Equipment Rentals	45,069	-	45,069
	Software Sales	7,250	-	7,250
	Engineering Parts	-	1,646,374	1,646,374
	Services	154,625	489,531	644,156
Europe
	Equipment Sales	338,147	-	338,147
	Equipment Rentals	52,644	-	52,644
	Software Sales	102,526	-	102,526
	Engineering Parts	-	906,855	906,855
	Services	125,700	5,407	131,107
Australia/Asia
	Equipment Sales	2,028,310	-	2,028,310
	Equipment Rentals	225,932	-	225,932
	Software Sales	119,999	-	119,999
	Services	47,119	-	47,119
Middle East & Africa
	Equipment Sales	22,074	-	22,074
	Equipment Rentals	-	-	-
	Software Sales	-	-	-
	Services	29,029	-	29,029

	Total Net Sales	$3,632,812	$3,048,167	$6,680,979

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2021 and 2020

NOTE 14 -SEGMENT ANALYSIS (Continued)

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

NOTE 15 – PAYROLL PROTECTION PROGRAM

In January 2021, one of our US companies, received $526,545 under the second round of the US Government Payroll Protection Program (“Second Round PPP”) for payroll assistance during the Pandemic. The proceeds from the Second Round PPP will be used to offset US employees’ salaries during the Pandemic. In the Current Quarter the Company utilized $89,971 of the Second Round PPP to defray payroll expense. This amount is recorded in our accounts as “Other Income” and the remaining $436,574 (“PPP Balance”) is recorded as “Long Term Debt”. As we utilize PPP Balance for qualifying expenditures defined under the Program, we will recognize these as “Other Income” thus reducing the amount recorded in Long Term Debt since we expect when utilized for qualifying expenditures defined under the Program, the Second Round PPP will be forgiven.

In the 2020 FY certain of our US companies, received $648,871 under the US Government Payroll Protection Program (“First Round PPP”). The proceeds from the First Round PPP were used to offset US employees’ salaries during the Pandemic. The amount received under the First Round PPP has now been forgiven under the Program. This amount is recorded in our accounts as “Other Income”.

The companies received their First Round PPP loans in April and May of 2020. The companies applied for forgiveness of the loans in September 2020 and the loans were forgiven in November 2020.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2021 and 2020

NOTE 16 – COVID-19

The Company faces various risks related to the global outbreak of coronavirus disease (“COVID-19”).

The Engineering Services Business is dependent on its workforce to deliver its products and services primarily to the U.S. and U.K. Governments. If significant portions of the Engineering Services Business’s workforce are unable to work effectively, or if the U.S. or U.K. Government and/or other customers’ operations are curtailed due to illness, quarantines, government actions, facility closures, or other restrictions in connection with the COVID-19 Pandemic, the Engineering Services Business’s operations is likely to be severely impacted. The Engineering Services Business may be unable to perform fully on its contracts and costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable either from our customers or under existing insurance policies. At this time, the Company’s management cannot predict with any precision the full extent of the impact which COVID-19 Pandemic will have on the Company, but management continues to mitigate where it can and monitor the situation, to assess further possible implications to operations, the supply chain, and customers. Further, the Pandemic may have a material adverse effect on the Company’s results of operations, financial position, and liquidity in fiscal year 2021.

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

NOTE 17 – INCOME TAXES

The Company’s effective tax rate for the three months ended January 31, 2021 and 2020 was (11.8%) and 6.9%, respectively. The decrease in the effective tax rate for the three months ended January 31, 2021, as compared to January 31, 2020 resulted from the US companies having a taxable loss for the three months ended January 31, 2021 compared to a tax gain for the three months ended January 31, 2020.

As of January 31, 2021, we had U.S. federal net operating losses (“NOL”) carryforwards of $1,600,016, which expire in 2029.

NOTE 18 – SUBSEQUENT EVENT

In February 2021, one of our US companies received $122,327 under the Second Round PPP for payroll expenses assistance during the Pandemic. The proceeds of the Second Round PPP received will be used to defray payroll expenses.

NOTE 19 - RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the previously reported consolidated financial statements. An adjustment has been made to the disclosures of the composition of property and equipment.

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

The following discussion and analysis should be read in conjunction with our financial statements, included herewith and the audited financial statements included in our annual report on Form 10-K filed with the Securities and Exchange Commission on January 28, 2021. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

General Overview

Throughout these discussions, the following terminologies listed immediately below are used and have the meanings ascribed to them in the said table.

“Current Quarter”: Three-month period ended January 31, 2021

“Previous Quarter”: Three-month period ended January 31, 2020

We operate two distinct business operations. These are:

●	the Marine Technology Business (also referred to in this Form 10-Q as “Products Business”, “Products Operations” or “Products Segment”); and

●	the Marine Engineering Business (also referred to in this Form 10-Q as “Engineering Business”, “Engineering Operations”, or “Services Segment”).

Our Products Business designs, manufactures and sells and/or rents underwater solutions, products and services to the subsea commercial and defense markets. Our product offerings comprise both hardware and software. The Products Business has operations in the USA, UK, Denmark, and Australia. The most significant technology in the Products Business portfolio is its real time volumetric sonar technology which has unique capabilities for both the commercial and defense underwater imaging sonar markets. To our knowledge this is the only sonar in the world with these capabilities. We generate most of our revenues from our real time 3D sonar which includes both hardware and proprietary software. Our products are used primarily in the underwater construction market, offshore oil and gas, offshore wind energy industry, complex dredging, port security, search and rescue, salvaging, defense, shallow water and deep-water mining and marine sciences sectors. Our customers include service providers to major oil and gas companies, renewable energy companies, law enforcement agencies, ports, mining companies, defense bodies, research institutes and universities.

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

Both the Marine Technology Business and Marine Engineering Business have established synergies in terms of customers and specialized engineering skill sets (hardware, firmware and software) encompassing capturing, computing, processing and displaying data in harsh environments.  Both businesses jointly bid for projects for which their common joint skills provide competitive advantage and make them eligible for such projects.

Factors Affecting our Business

Following is a short description of some of the factors that affect our business. For a more detailed discussion of these and additional factors, refer to our Form 10-K for the fiscal year ended October 31, 2020 that is hereby incorporated by reference.

United Kingdom’s Withdrawal from the European Union (“Brexit”)

The United Kingdom withdrew from the European Union on December 31, 2020. As a result, previous existing rights of freedom of movement of goods, persons, capital and services between the UK and the EU member states have now been removed. The removal of these rights may reduce the demand for our goods and services in the European Union (a major market for our products and services).

Although in the areas of our operation we believe, at this stage, that under the new trade agreement between the UK and EU, there are no trade tariffs or quotas applicable to our products or services, our business is adversely affected by the withdrawal by the UK from the European Union. The full impact of the withdrawal is still unknown, however, some of the immediate areas that we have been impacted since withdrawal include:

●	New restrictions which prevent our engineers from working freely in EU member countries. Our business relies on our field engineers going to our customers’ sites and assisting with training and mobilizing our solutions. Under the new arrangement, our engineers will now need a work permit for EU member countries. However, we are unable to assess the true impact of these new requirements for our engineers since there is uncertainty as to the new procedures further compounded by the border restrictions in EU member countries currently due to the Pandemic.

●	Since the withdrawal in December 2020, there has been wide-scale disruption in shipments between the UK and EU member countries with the introduction of significant customs checks or declarations. This has resulted in significant customs procedures to comply with causing increased costs and delays. Increasingly our European customers are requesting for our products to come from within the European Union as a condition of hiring the equipment. If we are unable to address this once the Pandemic is resolved, this will affect the demand for our products in European Union member states.

●	We are unable to recruit staff from European Union member states in certain specialized areas such as engineering and software development.

We have taken steps to mitigate some of its impact of the United Kingdom leaving the European Union by establishing a Danish based subsidiary, Coda Octopus Products A/S, to maintain a presence in the European Union. We intend to run a large part of our rental business from this office. However, due to the Pandemic, these activities have slowed. We can give no assurance that this in itself would be sufficient to soften the impact of the United Kingdom leaving the EU without a trade deal allowing for access to the EU markets.

Impact of the Coronavirus outbreak (“Pandemic”)

General Impact

Our operations continue to be impacted by the Pandemic.  In particular, our operations are limited due to various levels of restrictions that are imposed by the governments in the countries in which we operate including United States, United Kingdom and Denmark.  For example, since the beginning of January 2021 in the United Kingdom, the government has in place the highest level of restriction which has limited business operations to essential business and restricts staff movement.   Since January we have been operating with limited staff and have been pursuing essential projects.

Government Policies on the Pandemic

Our operations are based in a number of countries, with each country establishing different rules related to the Pandemic including rules on restricting business operations, limiting staff travel work and quarantining rules. This has generally resulted in a much less predictable working environment for planning and delivering customer projects and project cost management. In January 2021, the UK Government introduced the highest level of restrictions with much of the country being in lockdown, thus severely operating as a fetter on business activities. As a result, since January 2021, we have been operating with limited staff and have been pursuing essential projects only.

A large part of our business operations are in the United Kingdom and to this extent we have been severely affected by the current lockdown policy (being a manufacturing Company). A number of other implications are:

●	Decrease in the business’ productivity.
●	Project over runs.
●	Increase project costs due to the delay.
●	Higher staff costs due to increased sick pay allowance which varies according to the country where the business operations are located combined with lower productivity.
●	We have been unable to utilize our field engineers for support of customer’s projects due to the restrictions in place.
●	The business activities which we can pursue are limited.

Our US operations are also impacted by ongoing uncertainty caused by the Pandemic including disruption to business caused by requirements to close for testing or quarantining.

Impact on Revenues and Earnings

Until the business environment normalizes, we are uncertain as to the extent of the impact the Pandemic will have on our future financial results. In the Current Quarter both the Marine Technology Business and our Engineering Business have been severely impacted by the constraints caused by the Pandemic which in turn has caused a significant reduction in the demand for our goods and services.

Impact on Liquidity, Balance Sheet and Assets

Failure to curb the coronavirus Pandemic in the near future, coupled with the projected downturn in the global economic outlook, may adversely impact on our availability of free cash flow, working capital and business prospects. As of January 31, 2021, we had cash and cash equivalents of approximately $16 million and for the Quarter ended we generated approximately $30,000 of cash from operations. Based on our outstanding obligations including loans and notes payable, their terms and our cash balances, we believe we have sufficient working capital to effectively continue our business operations for the foreseeable future.

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

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, “Summary of Accounting Policies” of our Consolidated Financial Statements for the year ended October 31, 2020.

Revenue Recognition

Our revenues are earned under formal contracts with our customers and are derived from both sales and rental of underwater solutions for imaging, mapping, defense and survey applications and from the engineering services that we provide. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential variable additional consideration. Our product sales do not include a right of return by the customer.

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

For further discussion of our revenue recognition accounting policies, refer to Note 2 – “Revenue Recognition” in these consolidated financial statements and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

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

Consolidated Results of Operations

Summary

In the Current Quarter our financial results have been adversely impacted by a number of factors. These are:

●	The ongoing Pandemic; and
●	Delays in the Services Operations securing backlog orders due to change in the Administration compounded by slow progress in procurement of contracts due to personnel working remotely. Delays in contracts caused by change in the Administration is not unusual and we do not believe these backlog contracts have gone away but have just been delayed.
●	Even though there is a slowdown in our revenue generating activities due to the factors above, our overheads remain relatively fixed.

In the Current Quarter, the Products Business generated 74% of our consolidated revenues and our Services Segment generated 26% of our consolidated revenues.

Due to the impact of the Pandemic on our operations and the delay experienced by the Services Business in receiving anticipated backlog orders caused by the change in Administration, the Company’s consolidated financial results in the Current Quarter declined over the Previous Quarters. Consolidated Revenues fell by 24.4%, Gross Profit Margins were marginally stronger in the Current Quarter by 1.6 percentage points, R&D fell by 37.2% and SG&A decreased by 4.1%. Total Operating Expenses fell by 15.0%. Net Income from Operations fell 36.9%.

In the Current Quarter we had a significant financial event. One of our US subsidiaries received  $526,545 under the Government Payroll Protection Program (“Second Round PPP”), as contribution towards offsetting US employees’ salaries during the Pandemic. In the Current Quarter we have applied $89,971 of the Second Round PPP funding to defray payroll expenses and this portion is recognized as “Other Income” in our Current Quarter financial statement. The remaining amount of $436,574 is recorded as “Long Term Debt in our financial statement.

In the United Kingdom, our subsidiaries also received under the UK Government Coronavirus Job Retention Scheme Program (CJRS) payroll assistance of $83,500 for UK employees who were furloughed (imposed by the restriction on movement of people) due to the ongoing Pandemic and the new strain of the coronavirus discovered in the United Kingdom where we have a significant part of our business operations. This amount is recorded in our financial statement for the Current Quarter as a reduction of SG&A expenditures.

Segment Summary

In the Current Quarter the Products Business generated 74% of our consolidated revenues compared to 54% in the Previous Quarter. The Products Business realized an increase in net income before taxes of 7.4%. This was $1,678,218 in the Current Quarter compared to $1,562,000. Revenues generated in the Current Quarter increased by 3.2% and was $3,748,279 compared to $3,632,812. Gross Profit Margin fell by 6 percentage points and was 76.1% in the Current Quarter compared to 82% in the Previous Quarter. Total Operating Expenses fell by 17.5%. A significant financial event for this Segment in the Current Quarter is that it received payroll assistance of $83,500 under the CJRS for UK employees furloughed due to the Pandemic. This is recorded as a reduction of our SG&A expenditures.

In the Current Quarter the Services Business generated 26% of our consolidated revenues compared to 46% in the Previous Quarter. The Services Business’s recorded a loss before income taxes of $163,198 compared to a profit of $450,899 in the Previous Quarter. A significant financial event for this Segment in the Current Quarter is that it obtained $526,545 under the Government Payroll Protection Program (“Second Round PPP”), as contribution towards offsetting US employees’ salaries during the Pandemic. In the Current Quarter we applied $89,971 of this Second Round PPP to payroll expenses and this amount was recognized in our Current Quarter financial statement as “Other Income” and the balance of $436,574 was recorded as “Long Term Debt”. Revenues generated in the Current Quarter declined by 57.3% and was $1,302,180 compared to $3,048,167 in the Previous Quarter. Gross Profit Margin fell by 7 percentage points. Gross Profit Margin fell in the Services Business largely due to the mix of engineering projects. In the Previous Quarter the mix of sales related to manufacturing contracts, while the Current Quarter the mix of sales are based on non-recurring engineering (NRE) projects.  Total Operating Expenses fell by 15.9%.

Results of Operations for the Current Quarter compared to the Previous Quarter

Revenue: Total consolidated revenues for the Current Quarter and the Previous Quarter were $5,050,459 and $6,680,979 respectively, representing a fall of 24.4%. This decrease is largely due to the decrease in revenues in the Services Segment. Revenues in the Services Segment fell significantly due to both the impact of the Pandemic and delays in receiving back log orders caused by the change in Administration and the slow pace at which government contract procurement cycle is moving due to staff working remotely. Although revenues in the Products Business increased modestly (3.2%), it did not increase at the rate expected largely due to the continued impact that the Pandemic is having on our operations which in turn is reducing the demand for our goods and services.

Gross Profit Margins: Margin percentage was slightly stronger in the Current Quarter at 65.6% (gross profit of $3,314,922) compared to 64.0% (gross profit of $4,274,440) in the Previous Quarter.

Gross Profit Margins reported in our financial results may vary according to several factors. These include:

●	The percentage of consolidated sales attributed to the Marine Technology Business. The Gross Profit Margin yielded by the Marine Technology Business is generally higher than that of the Services Business;
●	The percentage of consolidated sales attributed to the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials contracts (except for its Thermite® products);
●	The mix of sales within the Marine Technology Business during the reporting period:
● Outright Sale versus Rentals;
● Hardware Sale versus Software;
● Mix of Services rendered in the period – Offshore Engineering Services versus Paid Customer Research and Development Projects;
●	The mix of engineering projects performed (Design prototyping versus manufacturing), may also affect Gross Profit Margins;
●	Level of commissions we may give on products due to volume purchase by customer and commissions on sales (both the Services and Marine Technology Businesses work with sales agents)
●	Level of Rental Assets in the Marine Technology Business’ Rental Pool

In the Current Quarter Gross Profit Margins for the Products operations were 76.1% compared to 82.0% in the Previous Quarter. For the Services operation these were 35.4% in the Current Quarter compared to 42.6% in the Previous Quarter. The main reason for the fall in Gross Profit Margins in the Services Business is because in the Current Quarter the revenues generated involve a concentration of non-recurring engineering (NRE) projects. In the Previous Quarter the revenues concentrated around manufacturing contracts.

Since there are more variable factors affecting Gross Profit Margins in the Products Business, a table showing a summary of break-out of sales generated by the Products Business in the Current Quarter compared to the Previous Quarter is set out below:

	Current Quarter Products	Previous Quarter Products	Percentage Change
Equipment Sales	$2,793,487	$2,722,919	2.6%
Equipment Rentals	334,363	323,645	3.3%
Software Sales	225,222	229,775	(2.0)%
Engineering Parts	213,956	-	-
Services	181,251	356,473	(49.2)%

Total Net Sales	$3,748,279	$3,632,812	3.2%

In addition, in the Current Quarter, Commission paid on Equipment Sales increased to $281,105 compared to $257,307 in the Previous Quarter, representing an increase of 9.2%. We also recognized in cost of sales for the Products Business, in the Current Quarter $73,000 which we attribute to cost of sales associated with the rental assets within our Rental Pool.

Further information on the performance in the Current Quarter compared to the Previous Quarter of each Segment including revenues by product and geography can be found in Note 14 to the Unaudited Consolidated Financial Statements.

Research and Development (R&D): R&D expenditures in the Current Quarter were $583,139 compared to the $928,265 in the Previous Quarter, representing a fall of 37.2%. The reduction in this category of expenditures is in line with our budgetary plans as some activities have been reduced to pace company funded research and development while factors such as the Pandemic and delays in receiving anticipated contracts are considerations for our operations.

Segment	January 31, 2021	January 31, 2020	Percentage Change
Services Segment R&D Expenditures	$141,395	$206,438	Decrease of 31.5%
Products Segment R&D Expenditures	$441,744	$556,729	Decrease of 20.7%
Coda Octopus Group, Inc. R&D Expenditures	$-	$165,098	Decrease of 100%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter fell by 4.1% to $1,813,366 from $1,891,678 in the Previous Quarter. In real terms SG&A increased modestly as in the Current Quarter our SG&A is reduced by $83,500 representing payroll assistance received under the UK CJRS for UK staff who were furloughed during the Current Quarter. Without this assistance SG&A in the Current Quarter would have been $1,896,866, reflecting a modest increase of 0.3% over the Previous Quarter.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	January 31, 2021	January 31, 2020	Percentage Change
Wages and Salaries	$838,306	$805,730	Increase of 4.4%
Legal and Professional Fees (including accounting and audit)	$336,109	$377,208	Decrease of 10.9%
Rent for our various locations	$9,765	$7,089	Increase of 37.8%
Marketing	$11,330	$46,765	Decrease of 75.8%

The increase in the “Wages and Salaries” category of expenditure, reflects the increase in the costs of labor in the UK where we have the highest head count of staff particularly in the area of software development, which is a core resource for our Products Business.

The decrease in the “Legal and Professional Fees” category of expenditures is due a decrease in audit and professional fees.

The increase in rent reflects new premises which we have taken on for our Danish operations, as a mitigation strategy for the United Kingdom’s withdrawal from the European Union member states. We anticipate that rent will remain at this level.

The decrease in Marketing expenditure is a reflection that we are limited by the marketing activities we can do for our business due to the Pandemic. Conventionally our Marketing expenditures reflect participation in industry trade shows. These events have largely been put on hold.

Operating Income: In the Current Quarter Operating Income fell by 36.9% and was $918,417 as compared to $1,454,497 in the Previous Quarter. The fall in Operating Income is due to the significant fall in revenues realized in the Current Quarter by the Services Business. This was caused by the impact of the Pandemic on our operations compounded by delays in receiving certain backlog defense contracts due to change in Administration. This resulted in the Services Business realizing a loss on operations in the Current Quarter of $248,036 compared to a profit of $454,571 in the Previous Quarter. As a result, Operating Income fell.

Interest Expense: Interest expense in the Current Quarter was $14,514 compared to $19,614 in the Previous Quarter, representing a fall of 26.0%. This is due to reduction in the principal amount outstanding under the debentures held by HSBC and which is in accordance with the agreed repayment schedule. This loan matures in December 2021. Please refer to Note 11 – Notes Payable to the Unaudited Consolidated Financial Statements for further details pertaining to this HSBC Loan for more information on this.

Other Income: In the Current Quarter, we had Other Income of $92,025 compared to $12,824, representing an increase of 617.6% in the Previous Quarter.

In the Current Quarter we recognized as “Other Income” $89,971 which represents a portion of the funding received under the US Government Payroll Protection Program (“Second Round PPP”) and which was applied during the Current Quarter to defray payroll expenses.

Net Income before income taxes: In the Current Quarter, we had a net income before income taxes of $995,928 as compared to $1,447,707 in the Previous Quarter, representing a fall of 31.2%. Net Income includes $89,971 received by one of our subsidiaries under the US Government Payroll Protection Program (“Second Round PPP”). Without this amount Net Income before tax would have been $905,956 representing a fall of 37.4%. The Company’s financial results have been affected by a significant fall in revenues generated by the Services Business due to both the Pandemic and delay in receiving certain backlog orders caused by the change in Administration.

Net Income: In the Current Quarter we had Net Income of $1,128,844 compared to $1,346,773, representing an decrease of 16.2%. Net Income includes $89,971 received by one of our subsidiaries under the US Government Payroll Protection Program (“PPP”). Without this amount Net Income would have been $1,038,872 representing a fall of 22.9%. The Company’s financial results have been affected by a significant fall in revenues generated by the Services Business due to both the Pandemic and delay in receiving certain backlog orders caused by the change in Administration.

Comprehensive Income. In the Current Quarter Comprehensive Income was $2,054,456 compared to $1,431,524 for the Previous Quarter. This category is affected by fluctuations in foreign currency exchange transactions. With the removal of the uncertainty of the future relationship between the United Kingdom and the European Union (“EU”) following the former withdrawal from the EU and the entering into a trade agreement, the British Pound has stabilized and has strengthened against the US Dollar, and in the Current Quarter we had $925,613, foreign currency translation adjustment compared to $84,751 in the Previous Quarter.

Liquidity and Capital Resources

At January 31, 2021, the Company had an accumulated deficit of $22,296,778, working capital of $26,760,987 and stockholders’ equity of $36,625,171. For the Current Quarter, the Company’s operating activities provided cash of $29,714.

The Company entered into a $4,000,000 revolving line of credit with HSBC NA on November 27, 2019, at prime. The outstanding balance on the line of credit was $0 as of January 31, 2021. This revolving credit line will expire on November 26, 2021 unless renewed by the bank.

Financing Activities

Secured Promissory Note

On April 28, 2017, the Company and its US based subsidiaries entered into a loan agreement with HSBC Bank NA (the “Lender”) for a loan in the principal amount of $8,000,000 (the “Loan”). The annual interest rate is fixed at 4.56%. The obligations in connection with the repayment of the Loan are secured by all assets of Coda Octopus Group, Inc., and its US subsidiaries. Our foreign subsidiaries are joint and several guarantors of the obligations. We pay a monthly amount of $43,777 comprising principal and interest repayment. The amount outstanding under this loan as of January 31, 2021 is $447,966. The Note matures in December 2021.

Inflation and Foreign Currency

The Company maintains its books in functional currency. In this connection, these are:

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

Since the United Kingdom’s decision to withdraw from the European Union in 2016, the British Pound has been extremely volatile and because a significant part of our operations is based in the United Kingdom we suffered, since then, significant adverse exchange rate movements. However, since the final withdrawal from the EU by the United Kingdom in December 2020, the British Pound is regaining its strength and we anticipate that the exchange rate fluctuations will not be as steep going forward.

The impact of currency fluctuations on the three months ended January 31, 2021 is shown below. In this context “Constant Rates” is defined as the weighted average exchange rate prevailing in the Previous Quarter.

	British Pounds		Australian Dollar		Danish Kroner		US Dollar
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
Revenues	3,643,859	3,463,106	-	-	340,881	317,942	3,984,740	3,781,048	203,692
Costs	2,345,145	2,228,815	(47,113)	(42,525)	85,166	79,435	2,383,198	2,265,724	117,474
Net profit (losses)	1,298,714	1,234,292	47,113	42,525	255,715	238,507	1,601,542	1,515,324	86,218
Assets	20,355,568	19,234,442	1,051,387	967,202	305,772	293,092	21,712,727	20,494,735	1,217,992
Liabilities	(1,598,861)	(1,510,800)	(174)	(160)	(19,644)	(19,644)	(1,618,679)	(1,529,790)	(88,889)
Net assets	18,756,707	17,723,642	1,051,213	967,042	286,128	274,262	20,094,048	18,964,945	1,129,103

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, increased our net income on activities in the Current Quarter by $86,218 and increased net assets by $1,217,992. In addition, the Company booked transactional exchange rate losses of $8,272 during the Current Quarter.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 31, 2021. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Coda Octopus Group, Inc. (Registrant)

Date: March 17, 2021	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: March 17, 2021	/s/ Michael Midgley
Michael Midgley
Chief Financial Officer

