Form 10-Q
period 2021-04-30
Coda Octopus Group, Inc.
filed 2021-06-14
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of June 10, 2021 is 10,832,195.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Financial Statements

For the Three Months Ended April 30, 2021 and 2020

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

April 30, 2021 and October 31, 2020

	2021	2020
	Unaudited
ASSETS
CURRENT ASSETS

Cash	$16,591,308	$15,134,289
Accounts Receivable, net	3,100,403	2,014,660
Inventory	10,568,094	9,142,273
Unbilled Receivables	1,080,436	861,300
Prepaid Expenses	359,478	289,204
Other Current Assets	601,533	244,171

Total Current Assets	32,301,252	27,685,897

FIXED ASSETS
Property and Equipment, net	6,038,224	6,059,900

OTHER ASSETS
Goodwill and Other Intangibles, net	3,752,453	3,731,452
Deferred Tax Asset	629,037	561,902

Total Other Assets	4,381,490	4,293,354

Total Assets	$42,720,966	$38,039,151

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

April 30, 2021 and October 31, 2020

	2021	2020
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts Payable	$1,286,004	$1,284,097
Accrued Expenses and Other Current Liabilities	466,315	584,202
Notes Payable	321,258	509,769
Deferred Revenue	1,178,678	1,006,454

Total Current Liabilities	3,252,255	3,384,522

LONG TERM LIABILITIES

Deferred Revenue, less current portion	201,737	195,022
Notes Payable, less current portion	-	63,339

Total Long Term Liabilities	201,737	258,361

Total Liabilities	3,453,992	3,642,883

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 10,817,042 shares issued and outstanding as of April 30, 2021 and 10,751,881 shares issued and outstanding as of October 31, 2020, respectively	10,818	10,753
Additional Paid-in Capital	60,441,954	60,132,415
Accumulated Other Comprehensive Loss	(1,096,953)	(2,321,278)
Accumulated Deficit	(20,088,845)	(23,425,622)

Total Stockholders’ Equity	39,266,974	34,396,268

Total Liabilities and Stockholders’ Equity	$42,720,966	$38,039,151

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020

Net Revenues	$5,373,076	$3,289,218	$10,423,535	$9,970,197
Cost of Revenues	1,623,472	1,363,804	3,359,009	3,770,343

Gross Profit	3,749,604	1,925,414	7,064,526	6,199,854

OPERATING EXPENSES
Research & Development	645,281	713,641	1,228,420	1,641,906
Selling, General & Administrative	1,780,001	1,533,210	3,593,367	3,424,888

Total Operating Expenses	2,425,282	2,246,851	4,821,787	5,066,794

INCOME (LOSS) FROM OPERATIONS	1,324,322	(321,437)	2,242,739	1,133,060

OTHER INCOME (EXPENSE)
Other Income (Expense)	69,445	(311)	71,499	12,513
Funding from Paycheck Protection Program	558,901	-	648,872	-
Interest Expense	(13,641)	(18,456)	(28,155)	(38,070)

Total Other Income (Expense)	614,705	(18,767)	692,216	(25,557)

NET INCOME (LOSS) BEFORE INCOME TAXES	1,939,027	(340,204)	2,934,955	1,107,503

INCOME TAX BENEFIT (EXPENSE)
Current Tax Benefit	309,962	34,826	334,687	11,479
Deferred Tax (Expense) Benefit	(41,056)	40,298	67,135	(37,289)

Total Income Tax Benefit (Expense)	268,906	75,124	401,822	(25,810)

NET INCOME (LOSS)	$2,207,933	$(265,080)	$3,336,777	$1,081,693

NET INCOME (LOSS) PER SHARE:
Basic	$0.20	$(0.02)	$0.31	$0.10
Diluted	$0.20	$(0.02)	$0.30	$0.10

WEIGHTED AVERAGE SHARES:
Basic	10,772,315	10,721,881	10,763,652	10,721,881
Diluted	11,191,315	11,276,881	11,182,652	11,276,881

NET INCOME (LOSS)	$2,207,933	$(265,080)	$3,336,777	$1,081,693
Other Comprehensive Income
Foreign Currency Translation Adjustment	298,712	(553,985)	1,224,325	(469,234)

COMPREHENSIVE INCOME (LOSS)	$2,506,645	$(819,065)	$4,561,101	$612,459

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended April 30, 2021 and 2020

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2019	10,721,881	$10,723	$59,521,665	$(2,135,408)	$(26,769,207)	$30,627,773

Foreign currency translation adjustment	-	-	-	84,751	-	84,751
Net Income	-	-	-	-	1,346,773	1,346,773
Balance, January 31, 2020	10,721,881	$10,723	$59,521,665	$(2,050,657)	$(25,422,434)	$32,059,297

Stock based compensation	-	-	88,299	-	-	88,299
Foreign currency translation adjustment	-	-	-	(553,985)	-	(553,985)
Net Loss	-	-	-	-	(265,080)	(265,080)
Balance, April 30, 2020	10,721,881	$10,723	$59,609,964	$(2,604,642)	$(25,687,514)	$31,328,531

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2020	10,751,881	$10,753	$60,132,415	$(2,321,278)	$(23,425,622)	$34,396,268

Employee stock based compensation	-	-	174,447	-	-	174,447
Foreign currency translation adjustment	-	-	-	925,613	-	925,613
Net Income	-	-	-	-	1,128,844	1,128,844
Balance, January 31, 2021	10,751,881	$10,753	$60,306,862	$(1,395,665)	$(22,296,778)	$36,625,172

Employee stock based compensation	-	-	135,157	-	-	135,157
Stock issued for options exercised	65,161	65	(65)	-	-	-
Foreign currency translation adjustment	-	-	-	298,712	-	298,712
Net Income	-	-	-	-	2,207,933	2,207,933
Balance, April 30, 2021	10,817,042	$10,818	$60,441,954	$(1,096,953)	$(20,088,845)	$39,266,974

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,336,777	$1,081,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	599,864	333,420
Stock based compensation	309,604	88,299
Deferred income taxes	(67,135)	37,289
Funding from Paycheck Protection Program recognized as income	(648,872)	-
(Increase) decrease in operating assets:
Accounts receivable	(1,085,743)	1,281,854
Inventory	(1,425,821)	(2,161,444)
Unbilled receivables	(219,136)	257,866
Prepaid expenses	(115,307)	(219,326)
Other current assets	(312,329)	20,295
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(115,980)	(252,770)
Deferred revenue	178,939	1,293,302
Net Cash Provided by Operating Activities	434,861	1,760,478
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(551,153)	(445,160)
Purchases of other intangible assets	(48,036)	(45,238)
Net Cash Used in Investing Activities	(599,189)	(490,398)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes	(251,850)	(240,411)
Proceeds from Paycheck Protection Program	648,872	526,544
Net Cash Provided by Financing Activities	397,022	286,133
EFFECT OF CURRENCY TRANSLATION ON CHANGES IN CASH	1,224,325	(469,234)

NET INCREASE IN CASH	1,457,019	1,086,979

CASH AT THE BEGINNING OF THE PERIOD	15,134,289	11,721,683

CASH AT THE END OF THE PERIOD	$16,591,308	$12,808,662
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$28,152	$37,853
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2021 and 2020

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared based upon US Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Coda Octopus Group, Inc.’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Coda Octopus Group, Inc. (the “Company”, “Coda Octopus”, “we” or “us”) filed audited consolidated financial statements as of and for the fiscal years ended October 31, 2020 and 2019 which included all information and notes necessary for such complete presentation as part of its annual report on Form 10-K filed on January 28, 2021, (“the Form 10-K”). The results of operations for the interim period ended April 30, 2021 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended October 31, 2020, which are contained in the Form 10-K. The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of April 30, 2021 and the results of operations, comprehensive income and cash flows for the interim periods ended April 30, 2021 and 2020. The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the US dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s UK-based operations are measured using the British Pound Sterling, and Danish based operations are measured using Danish Kroner as the functional currencies. Foreign currency translation gains and losses are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are also included in other comprehensive income.

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

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2021 and 2020

NOTE 2 – REVENUE RECOGNITION (Continued)

We have two distinct business operations (“Marine Technology Business” and “Engineering Business”). The Marine Technology Business revenues are earned under formal contracts with our customers and are derived from both sales and rental of underwater technologies and equipment for real time 3D imaging, mapping, defense and survey applications and from the Engineering Business which provide engineering services primarily to prime defense contractors. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential additional variable consideration. Our sales do not include a right of return by the customer.

With regard to our Marine Technology Business, all of its products are sold on a stand-alone basis and those market prices are evidence of the value of the products. To the extent that we also provide services (e.g., installation, training, post-sales technical support etc.), those services are either included as part of the product or are subject to written contracts based on the stand-alone value of those services. Revenue from the sale of services is recognized when those services have been provided to the customer and evidence of the provision of those services exist.

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

Our contracts sometimes require customer payments in advance of revenue recognition. In such instances these are recognized as revenue when the Company has fulfilled its obligations under the respective contracts. Until such time, we recognize these prepayments as deferred revenue.

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

April 30, 2021 and 2020

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

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consists of sales commissions are deferred and amortized over the period of the contract performance. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other assets, net, respectively, in our consolidated balance sheets. As of April 30, 2021 and October 31, 2020, we had deferred commissions of $0 and $3,884, respectively. Amortization expense related to deferred commissions was $3,884 and $80,973 in the six months ended April 30, 2021 and 2020, respectively.

Other Revenue Disclosures

See Note 14 – (“Segment Analysis”) for a breakdown of revenues from external customers and cost of those revenues between our two reporting segments: Product Segment and Services Segment including information on the split of revenues by geography and type.

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

CODA OCTOPUS GROUP, INC.

Notes to the (Unaudited) Consolidated Financial Statements

April 30, 2021 and 2020

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

NOTE 5 – INVENTORY

Inventory is stated at the lower of cost (weighted average method) or net realizable value. Inventory consisted of the following components:

	April 30,	October 31,
	2021	2020

Raw materials and parts	$8,266,304	$7,322,688
Work in progress	922,880	698,756
Finished goods	1,378,910	1,120,829
Total Inventory	$10,568,094	$9,142,273

NOTE 6 – FIXED ASSETS

Property and equipment, net consisted of the following as of:

	April 30,	October 31,
	2021	2020

Buildings	$5,336,681	$5,103,324
Land	200,000	200,000
Office machinery and equipment	1,595,610	1,512,938
Rental assets	2,249,550	2,062,818
Furniture, fixtures and improvements	1,236,319	1,187,927
Totals	10,618,160	10,067,007
Less: accumulated depreciation	(4,579,936)	(4,007,107)

Total Property and Equipment, net	$6,038,224	$6,059,900

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2021 and 2020

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consisted of the following at:

	April 30,	October 31,
	2021	2020

Deposits	$157,745	$112,984
Tax receivables	443,788	131,187
Total Other Current Assets	$601,533	$244,171

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

NOTE 9 – CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the consolidated balance sheets as Unbilled Receivables of $1,080,436 and $861,300 as of April 30, 2021 and October 31, 2020, respectively.

Our current Deferred Revenue of $1,178,678 and $1,006,454 as of April 30, 2021 and October 31, 2020, respectively, consists of billings in excess of costs and revenues received as part of our warranty obligations upon completing a sale, as elaborated further in the last paragraph of this note.

Revenue received as part of sales of equipment includes a provision for warranty and is treated as deferred revenue, along with extended warranty sales and through life support (TLS), which may be purchased by customers. These amounts are amortized over the relevant warranty period (12 months is our standard warranty or 24, 36 or 60 months for extended warranty) from the date of sale. These amounts are stated on the consolidated balance sheets as a component of non-current Deferred Revenue and were $201,737 and $195,022 as of April 30, 2021 and October 31, 2020, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2021 and 2020

NOTE 10 – CONCENTRATIONS

Significant Customers

During the three months ended April 30, 2021, the Company had three customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $2,178,677, or 41% of net revenues during the three month period. Total accounts receivable from these customers at April 30, 2021 was $1,048,055 or 33% of accounts receivable.

During the three months ended April 30, 2020, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $1,085,570, or 33% of net revenues during the three month period.

During the six months ended April 30, 2021, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenues from this customer were $1,045,367, or 10% of net revenues during the six month period. Total accounts receivable from this customer at April 30, 2021 was $321,392 or 10% of accounts receivable.

During the six months ended April 30, 2020, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $3,458,537, or 35% of net revenues during the six month period.

NOTE 11 – NOTES PAYABLE

	April 30, 2021	October 31, 2020

Secured note payable to HSBC NA with interest payable on the 28th day of each month at 4.56% per annum. Our monthly repayment obligation under this loan is $43,777 (comprising both principal and interest repayment). The maturity of this Loan is December 28, 2021	$321,258	$573,108

Total	321,258	573,108
Less: current portion	(321,258)	(509,769)
Total Long Term Note Payable	$-	$63,339

The HSBC loan is secured by a blanket lien on all of the Company’s US subsidiaries. The foreign subsidiaries are each guarantors of the obligations undertaken in the loan agreement.

During the six months ended April 30, 2021, the Company received $648,872 under the Payroll Protection Program, which was initially recorded as long-term debt. The Company has expended all of the loan funds on qualifying expenditures (as defined). The Company has therefore reduced long-term debt and recorded as Other Income, the total amount of the loans. The Company has applied for forgiveness of the loans under the SBA rules.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2021 and 2020

NOTE 11 – NOTES PAYABLE (Continued)

The Company entered into a $4,000,000 revolving line of credit facility with HSBC NA on November 27, 2019, with the interest rate established as the applicable prime rate. The outstanding balance on the line of credit was $0 as of April 30, 2021. This revolving credit line will expire on November 26, 2021 unless renewed by the bank.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

NOTE 13 – EARNINGS PER COMMON SHARE

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30,	April 30,	April 30,	April 30,
Fiscal Period	2021	2020	2021	2020
Numerator:
Net Income (Loss)	$2,207,933	$(265,080)	$3,336,777	$1,081,693

Denominator:
Basic weighted average common shares outstanding	10,772,315	10,721,881	10,763,652	10,721,881
Options issued	419,000	555,000	419,000	555,000
Diluted outstanding shares	11,191,315	11,276,881	11,182,652	11,276,881

Net income (Loss) per share

Basic	$0.20	$(0.02)	$0.31	$0.10
Diluted	$0.20	$(0.02)	$0.30	$0.10

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2021 and 2020

NOTE 14 -SEGMENT ANALYSIS

Based on the fundamental difference between the types of our offerings, products versus services, we operate two distinct reportable segments which are managed separately. Coda Octopus Products (“Marine Technology Business” or “Products Segment”) operations are comprised primarily of sale of underwater technology sonar solutions, products for underwater operations including hardware and software; and rental of solutions and products to the underwater market along with associated support services. Coda Octopus Martech and Coda Octopus Colmek (“Marine Engineering Business” or “Services Segment”) provides engineering services primarily as sub-contractors to prime defense contractors.

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

The following table summarizes segment asset and operating balances by reportable segment as of and for the three and six months ended April 30, 2021 and 2020, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2021 and 2020

NOTE 14 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended April 30, 2021

Revenues from External Customers	$4,184,409	$1,188,667	$-	$5,373,076

Cost of Revenues	1,022,701	600,771	-	1,623,472

Gross Profit	3,161,708	587,896	-	3,749,604

Research & Development	538,878	106,403	-	645,281
Selling, General & Administrative	800,622	552,067	427,312	1,780,001

Total Operating Expenses	1,339,500	658,470	427,312	2,425,282

Income (Loss) from Operations	1,822,208	(70,574)	(427,312)	1,324,322

Other (Expense) Income
Other Income	68,583	16	846	69,445
Funding from Paycheck Protection Program	122,327	436,574	-	558,901
Interest Expense	(3,518)	(4,544)	(5,579)	(13,641)

Total Other Income (Expense)	187,392	432,046	(4,733)	614,705

Net Income (Loss) before Income Taxes	2,009,600	361,472	(432,045)	1,939,027

Income Tax (Expense) Benefit
Current Tax Benefit	72,292	237,670	-	309,962
Deferred Tax (Expense)	(102,585)	112,550	(51,021)	(41,056)

Total Income Tax (Expense) Benefit	(30,293)	350,220	(51,021)	268,906

Net Income (Loss)	$1,979,307	$711,692	$(483,066)	$2,207,933

Supplemental Disclosures

Total Assets	$27,086,894	$14,667,654	$966,418	$42,720,966

Total Liabilities	$1,839,295	$1,027,958	$586,739	$3,453,992

Revenues from Intercompany Sales - eliminated from sales above	$504,411	$90,443	$675,000	$1,269,854

Depreciation and Amortization	$200,536	$26,436	$6,709	$233,681

(Sales) Purchases of Long-lived Assets	$144,232	$1,371	$44,442	$190,045

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2021 and 2020

NOTE 14 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended April 30, 2020

Revenues from External Customers	$1,691,199	$1,598,019	$-	$3,289,218

Cost of Revenues	406,853	956,951	-	1,363,804

Gross Profit	1,284,346	641,068	-	1,925,414

Research & Development	442,696	270,945	-	713,641
Selling, General & Administrative	692,177	527,039	313,994	1,533,210

Total Operating Expenses	1,134,873	797,984	313,994	2,246,851

Income (Loss) from Operations	149,473	(156,916)	(313,994)	(321,437)

Other Income (Expense)
Other (Expense) Income	(327)	16	-	(311)
Interest Expense	(2,395)	(3,959)	(12,102)	(18,456)

Total Other (Expense)	(2,722)	(3,943)	(12,102)	(18,767)

Net Income (Loss) before Income Taxes	146,751	(160,859)	(326,096)	(340,204)

Current Tax (Expense) Benefit	(6,397)	(4,045)	45,268	34,826
Deferred Tax (Expense) Benefit	(1,354)	142,793	(101,141)	40,298

Total Income Tax (Expense) Benefit	(7,751)	138,748	(55,873)	75,124

Net Income (Loss)	$139,000	$(22,111)	$(381,969)	$(265,080)

Supplemental Disclosures

Total Assets	$21,256,131	$14,231,702	$1,050,834	$36,538,667

Total Liabilities	$2,907,719	$1,380,925	$921,492	$5,210,136

Revenues from Intercompany Sales - eliminated from sales above	$277,658	$4,687	$675,000	$957,345

Depreciation and Amortization	$94,599	$2,745	$4,112	$101,456

(Sales) Purchases of Long-lived Assets	$(158,874)	$(8,441)	$14,554	$(152,761)

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2021 and 2020

NOTE 14 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Six Months Ended April 30, 2021

Revenues from External Customers	$7,932,688	$2,490,847	$-	$10,423,535

Cost of Revenues	1,916,976	1,442,033	-	3,359,009

Gross Profit	6,015,712	1,048,814	-	7,064,526

Research & Development	980,622	247,798	-	1,228,420
Selling, General & Administrative	1,534,447	1,119,626	939,294	3,593,367

Total Operating Expenses	2,515,069	1,367,424	939,294	4,821,787

Income (Loss) from Operations	3,500,643	(318,610)	(939,294)	2,242,739

Other Income (Expense)
Other Income	70,619	34	846	71,499
Funding from Paycheck Protection Program	122,327	526,545	-	648,872
Interest Expense	(5,771)	(9,695)	(12,689)	(28,155)

Total Other Income (Expense)	187,175	516,884	(11,843)	692,216

Net Income (Loss) before Income Taxes	3,687,818	198,274	(951,137)	2,934,955

Income Tax Benefit (Expense)
Current Tax Benefit	84,945	237,670	12,072	334,687
Deferred Tax (Expense) Benefit	(113,740)	264,636	(83,761)	67,135

Total Income Tax Benefit (Expense)	(28,795)	502,306	(71,689)	401,822

Net Income (Loss)	$3,659,023	$700,580	$(1,022,826)	$3,336,777

Supplemental Disclosures

Total Assets	$27,086,894	$14,667,654	$966,418	$42,720,966

Total Liabilities	$1,839,295	$1,027,958	$586,739	$3,453,992

Revenues from Intercompany Sales - eliminated from sales above	$875,040	$139,644	$1,350,000	$2,364,684

Depreciation and Amortization	$512,658	$74,081	$13,125	$599,864

Purchases of Long-lived Assets	$544,207	$5,548	$49,434	$599,189

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2021 and 2020

NOTE 14 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Six Months Ended April 30, 2020

Revenues from External Customers	$5,324,011	$4,646,186	$-	$9,970,197

Cost of Revenues	1,062,530	2,707,813	-	3,770,343

Gross Profit	4,261,481	1,938,373	-	6,199,854

Research & Development	999,425	477,383	165,098	1,641,906
Selling, General & Administrative	1,560,175	1,163,335	701,378	3,424,888

Total Operating Expenses	2,559,600	1,640,718	866,476	5,066,794

Income (Loss) from Operations	1,701,881	297,655	(866,476)	1,133,060

Other Income (Expense)
Other Income	12,497	16	-	12,513
Interest (Expense)	(5,627)	(7,641)	(24,802)	(38,070)

Total Other Income (Expense)	6,870	(7,625)	(24,802)	(25,557)

Net Income (Loss) before Income Taxes	1,708,751	290,030	(891,278)	1,107,503

Current Tax Benefit (Expense)	19,436	-	(7,957)	11,479
Deferred Tax Benefit (Expense)	(79,493)	130,558	(88,354)	(37,289)

Total Income Tax Benefit (Expense)	(60,057)	130,558	(96,311)	(25,810)

Net Income (Loss)	$1,648,694	$420,588	$(987,589)	$1,081,693

Supplemental Disclosures

Total Assets	$21,256,131	$14,231,702	$1,050,834	$36,538,667

Total Liabilities	$2,907,719	$1,380,925	$921,492	$5,210,136

Revenues from Intercompany Sales - eliminated from sales above	$580,480	$105,216	$1,350,000	$2,035,696

Depreciation and Amortization	$277,592	$46,425	$9,403	$333,420

Purchases of Long-lived Assets	$440,727	$1,152	$48,519	$490,398

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2021 and 2020

NOTE 14 -SEGMENT ANALYSIS (Continued)

	For the Three Months Ended April 30, 2021
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$914,529	$597,463	$1,511,992
Europe	1,665,643	591,204	2,256,847
Australia/Asia	1,487,023	-	1,487,023
Middle East/Africa	117,214	-	117,214

Total Revenues	$4,184,409	$1,188,667	$5,373,076

Major Goods/Service Lines
Equipment Sales	$3,090,462	$93,505	$3,183,967
Equipment Rentals	598,190	-	598,190
Software Sales	221,053	-	221,053
Engineering Parts	-	778,369	778,369
Services	274,704	316,792	591,496

Total Revenues	$4,184,409	$1,188,667	$5,373,076

Goods transferred at a point in time	$3,311,515	$93,505	$3,405,020
Services transferred over time	872,894	1,095,162	1,968,056

Total Revenues	$4,184,409	$1,188,667	$5,373,076

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2021 and 2020

NOTE 14 -SEGMENT ANALYSIS (Continued)

	For the Three Months Ended April 30, 2020
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$513,638	$1,010,109	$1,523,747
Europe	519,990	587,910	1,107,900
Australia/Asia	620,386	-	620,386
Middle East/Africa	37,185	-	37,185

Total Revenues	$1,691,199	$1,598,019	$3,289,218

Major Goods/Service Lines
Equipment Sales	513,638	$-	$513,638
Equipment Rentals	519,990	-	519,990
Software Sales	620,386	-	620,386
Engineering Parts	37,185	1,435,134	1,472,319
Services	-	162,885	162,885

Total Revenues	$1,691,199	$1,598,019	$3,289,218

Goods transferred at a point in time	$377,411	$-	$377,411
Services transferred over time	1,313,788	1,598,019	2,911,807

Total Revenues	$1,691,199	$1,598,019	$3,289,218

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2021 and 2020

NOTE 14 -SEGMENT ANALYSIS (Continued)

	For the Six Months Ended April 30, 2021
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$1,463,807	$1,113,904	$2,577,711
Europe	2,790,755	1,376,943	4,167,698
Australia/Asia	3,495,233	-	3,495,233
Middle East/Africa	182,893	-	182,893

Total Revenues	$7,932,688	$2,490,847	$10,423,535

Major Goods/Service Lines
Equipment Sales	$5,883,949	$314,462	$6,198,411
Equipment Rentals	932,553	-	932,553
Software Sales	446,275	-	446,275
Engineering Parts	213,956	1,634,716	1,848,672
Services	455,955	541,668	997,623

Total Revenues	$7,932,688	$2,490,847	$10,423,535

Goods transferred at a point in time	$6,367,552	$314,462	$6,682,014
Services transferred over time	1,565,136	2,176,385	3,741,521

Total Revenues	$7,932,688	$2,490,847	$10,423,535

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2021 and 2020

NOTE 14 -SEGMENT ANALYSIS (Continued)

	For the Six Months Ended April 30, 2020
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$1,054,970	$3,146,013	$4,200,983
Europe	1,139,007	1,500,173	2,639,180
Australia/Asia	3,041,746	-	3,041,746
Middle East/Africa	88,288	-	88,288

Total Revenues	$5,324,011	$4,646,186	$9,970,197

Major Goods/Service Lines
Equipment Sales	$3,205,777	$-	$3,205,777
Equipment Rentals	828,564	-	828,564
Software Sales	245,521	-	245,521
Engineering Parts	-	3,988,363	3,988,363
Services	1,044,149	657,823	1,701,972

Total Revenues	$5,324,011	$4,646,186	$9,970,197

Goods transferred at a point in time	$3,319,289	$-	$3,319,289
Services transferred over time	2,004,722	4,646,186	6,650,908

Total Revenues	$5,324,011	$4,646,186	$9,970,197

NOTE 15 – PAYROLL PROTECTION PROGRAM

In the six months ended April 30, 2021 two of our US companies, received $648,872 under the second round of the US Government Payroll Protection Program (“Second Round PPP”) for payroll assistance during the Pandemic. The proceeds from the Second Round PPP have been used to offset US employees’ salaries during the six month period. In the six months ended April 30, 2021 the Company utilized all of the $648,872 of the Second Round PPP to defray payroll expense. This amount is recorded in our accounts as “Other Income.” We have applied for the loans to be forgiven under the SBA rules.

In the 2020 FY certain of our US companies, received $648,872 under the US Government Payroll Protection Program (“First Round PPP”). The proceeds from the First Round PPP were used to offset US employees’ salaries during the Pandemic. The amount received under the First Round PPP has now been forgiven under the Program. This amount is recorded in our accounts as “Other Income.”

The companies received their First Round PPP loans in April and May of 2020. The companies applied for forgiveness of the loans in September 2020 and the loans were forgiven in November 2020.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2021 and 2020

NOTE 16 – COVID-19

The Company faces various risks related to the global outbreak of coronavirus disease (“COVID-19”).

The Engineering Services Business is dependent on its workforce to deliver its products and services primarily to the US and U.K. Governments. If significant portions of the Engineering Services Business’s workforce are unable to work effectively, or if the US. or U.K. Government and/or other customers’ operations are curtailed due to illness, quarantines, government actions, facility closures, or other restrictions in connection with the COVID-19 Pandemic, the Engineering Services Business’s operations is likely to be severely impacted. The Engineering Services Business may be unable to perform fully on its contracts and costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable either from our customers or under existing insurance policies. At this time, the Company’s management cannot predict with any precision the full extent of the impact which COVID-19 Pandemic will have on the Company, but management continues to mitigate where it can and monitor the situation, to assess further possible implications to operations, the supply chain, and customers, and to take actions in an effort to mitigate adverse consequences. Further, the Pandemic may impact the Company’s results of operations when compared to pre-Pandemic results.

The Marine Technology Business is dependent on its workforce and/or distributors/resellers to sell and deliver its products and services. Developments such as social distancing, shelter -in- place directives and travel restrictions introduced by governments have impacted the Marine Products Business’s ability to deploy its workforce effectively. These same developments may affect the operations of the Company’s suppliers, customers and distributors/resellers, as their own workforces and operations are disrupted by efforts to curtail the spread of this virus. The uncertainty relating to the trajectory of the Pandemic, in particular the evolving strains of the virus and the associated response of various Governments in the places which we operate will affect the pace at which the Company’s financial performance improves.

NOTE 17 – INCOME TAXES

The Company’s effective tax rate for the three months ended April 30, 2021 and 2020 was (13.9%) and 28.3%, respectively. The decrease in the effective tax rate for the three months ended April 30, 2021, as compared to April 30, 2020 resulted from the US companies having a taxable loss for the three months ended April 30, 2020 compared to a taxable income for the three months ended April 30, 2021. We also recorded $311,966 related Employee Retention Credits which reduced the current income tax expense for the three months ended April 30,2021.

The Company’s effective tax rate for the six months ended April 30, 2021 and 2020 was (13.7%) and 2.4%, respectively. The decrease in the effective tax rate for the six months ended April 30, 2021, as compared to April 30, 2020 resulted from the US companies having a taxable loss for the six months ended April 30, 2020 compared to a taxable income for the six months ended April 30, 2021. We also recorded $311,966 related to Employee Retention Credits, which reduced the current income tax expense for the six months ended April 30,2021.

As of April 30, 2021, we had US federal net operating losses (“NOL”) carryforwards of $1,536,899, which expire in 2029.

NOTE 18 - RECLASSIFICATION OF PRIOR YEAR PRESENTATION

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

General Overview

In the Management’s Discussion and Analysis (MDA) section, the terminologies referenced below are used throughout the MDA section and have the following meanings:

“Current Quarter”	Three-month period ended April 30, 2021
“Previous Quarter”	Three-month period ended April 30, 2020
“Current Six Month Period”	The Six-month period ended April 30, 2021
“Previous Six Month Period”	The Six-month period ended April 30, 2020

We operate two distinct business operations which are:

●	the Marine Technology Business (also referred to in this Form 10-Q as “Products Business”, “Products Operations” or “Products Segment”); and

●	the Marine Engineering Business (also referred to in this Form 10-Q as “Engineering Business”, “Engineering Operations”, or “Services Business” or “Services Segment”).

Our Products Business designs, manufactures and sells and/or rents underwater solutions, products and services to the underwater commercial and defense markets. Our product offerings comprise hardware, software and services which extend to customization of our technology for customers specific purposes and onsite training and mobilization assistance. The Products Business has operations in the USA, UK and Denmark. The most significant technology in the Products Business’ portfolio is its real time volumetric sonar technology which has unique capabilities for both the commercial and defense underwater imaging sonar markets. To our knowledge this is the only sonar in the world with these capabilities. There are several patents around this technology covering various methods. We have also filed multiple patents concerning our next generation of sonar technology (Echoscope PIPE®). The Products Business generates most of its revenues from its real time 3D sonar which includes both hardware and proprietary software. Our products are used primarily in the underwater construction market, offshore oil and gas, offshore wind energy industry, complex dredging, port security, search and rescue, salvaging, defense, shallow water and deep-water mining, diving and marine sciences sectors. Our customers include service providers to major oil and gas companies, renewable energy companies, law enforcement agencies, ports, mining companies, defense bodies, research institutes and universities. Increasingly we are performing development work around our technology for US defense bodies. This includes the recent development of a close in visualization real time 3D sonar, specifically for a US defense customer which we delivered in May 2021. This device is currently going through Customer Acceptance Testing. If successful, it will be integrated in new surface vessels, which has the potential to involve multiple sales over the life of the program.

Our Services Business acts primarily as a sub-contractor to prime defense contractors. This Business engineers sub-assemblies which are utilized in broader defense programs. The Services Business has operations in the USA and UK. Its central business model is the design and manufacture of sub-assemblies for utilization into larger defense mission critical integrated systems (“MCIS”). An example of such MCIS is the US Close-In-Weapons Support (CIWS) Program for the Phalanx radar-guided cannon used on combat ships. These proprietary sub-assemblies, once approved within the MCIS program, afford the Services Business the status of preferred supplier for these items. Such status permits it to supply these sub-assemblies and upgrades in the event of obsolescence or advancement of technology for the life of the MCIS program. Clients include prime defense contractors such as Raytheon, Northrop Grumman, Thales Underwater and BAE systems. This Business generally creates the initial design and prototyping of the first sub-assembly item and once adopted within the designated program, secures ongoing manufacturing contract for the said sub-assembly.

Both the Marine Technology Business and Marine Engineering Business have established synergies in terms of customers and specialized engineering skill sets (hardware, firmware and software) encompassing capturing, computing, processing and displaying data in harsh environments. Both businesses jointly bid for development and engineering projects for which their common joint skills provide competitive advantage.

Factors Affecting our Business

The following is a short description of some of the factors that affect our business. For a more detailed discussion of these and additional factors, refer to the Company’s Form 10-K for the fiscal year ended October 31, 2020 which was filed with the Securities and Exchange Commission on January 28, 2021 and which incorporated by reference herein.

United Kingdom’s Withdrawal from the European Union (widely referred to as “Brexit”)

The United Kingdom (“UK”) withdrew from the European Union (“EU”) on December 31, 2020. This has resulted in the removal of previous existing rights concerning the freedom of movement of goods, persons, capital and services between the UK and the EU member states. The removal of these rights may reduce the demand for our goods and services in the European Union which is a major market for our products and services.

Although in the areas of our operation we believe that under the new trade agreement between the UK and EU, there are no trade tariffs or quotas applicable to our products or services, we nevertheless believe that our business is likely to be adversely affected by the withdrawal from the EU by the UK. The withdrawal took effect January 1, 2021 and therefore the full impact of this change in the status of the relationship between the UK and EU, is still not fully understood. However, some of the immediate areas that have impacted us since withdrawal include:

●	New restrictions which prevent our engineers from working freely in EU member countries. Our business relies on our field engineers going to our customers’ sites and assisting with training and mobilizing of our solutions. Under the new arrangement between the EU and UK, our engineers will now need a work permit for EU member countries. However, we are unable to assess the true impact of these new requirements for our engineers since there is uncertainty as to the new procedures further compounded by the border restrictions in EU member countries currently due to the Pandemic.

●	Since the withdrawal in December 2020, there has been wide-scale disruption in shipments between the UK and EU member countries with the introduction of significant customs checks or declarations. This has resulted in significant customs procedures to comply with causing increased costs and delays. Increasingly our European customers are requesting for our products to come from within the European Union as a condition of hiring the equipment. If we are unable to address this in the near future, this will affect the demand for our products in European Union member states. This means that our Danish subsidiary will become increasingly important to the Products Business operations. It also means an increase in the cost of our operations associated with managing a subsidiary in Denmark.

●	There is an acute shortage of engineering skills (both hardware and software) in the UK which is exacerbated by the withdrawal from the EU. In addition, we are unable to recruit staff from EU member state countries in specialized areas such as engineering and software development. This has impacted the business as it is experiencing shortage of engineering resources in key areas.

We have taken steps to mitigate some of its impact of the UK leaving the European Union by establishing a Danish based subsidiary, Coda Octopus Products A/S, to maintain a presence in the European Union. We intend to run a large part of our rental business from this office. We can give no assurance that this in itself will be sufficient to reduce the impact of the change in the UK access to the European Union single market.

Impact of the Coronavirus outbreak (“Pandemic”)

General Impact

All our operations continue to be impacted by the Pandemic. In broad terms, our operations are limited due to various levels of restrictions that are imposed by the governments in the countries in which we operate including United States, United Kingdom and Denmark and in the countries where our customers operate. For example, since the beginning of January 2021, the UK government imposed the highest level of restriction on movement of people. These restrictions have limited business operations to essential business and restricts staff movement and foreign travel combined with onerous quarantine rules. These limitations impact on our ability to service our customers and therefore on our revenues.

Government Policies on the Pandemic

Our operations are based in a number of countries, with each country establishing different pandemic management related rules. This has generally resulted in a much less predictable working environment for planning and delivering customer projects along with increased project cost.

In January 2021, the UK Government introduced the highest level of restrictions with much of the country being in lockdown, thus severely constraining our business activities. A large part of our business operations is in the UK and to this extent we have been severely affected by the current lockdown policy (being a manufacturing Company). A number of other implications are:

●	Decrease in the business’ productivity.
●	Project over runs with associated increase costs.
●	A high percentage of staff may be required to quarantine for extended (and recurring periods) with all the associated implications such as increased costs and delays in finalizing projects.
●	Higher staff costs due to increased sick pay allowance which varies according to the country where the business operations are located combined with lower productivity.
●	The part of our business operations which concern rentals of equipment has been significantly impacted as we have been unable to utilize our field engineers for support of customer’s projects due to the restrictions.
●	The business activities which we can pursue are still very limited and this is an industry-wide problem.

Our US operations are also impacted by ongoing uncertainty caused by the Pandemic including disruption to business caused by requirements to close for testing or quarantining and also postponement in field trials considered non-essential.

Impact on Revenues and Earnings

Increasingly governments Pandemic response strategies are fluid with the evolving new strains of the virus. Until the business environment normalizes, we are uncertain as to the extent of the impact the Pandemic will have on our future financial results. In the Current Quarter both the Marine Technology Business and our Engineering Business have been adversely impacted by the constraints caused by the Pandemic causing, among other things, reduction in the demand for our goods and services or postponement of projects.

Impact on Liquidity, Balance Sheet and Assets

Failure to curb the Pandemic in the near future, may adversely impact on our availability of free cash flow, working capital and business prospects. As of April 30, 2021, we had cash and cash equivalents of approximately $16.6 million and for the six months ended April 30, 2021, we generated approximately $435,000 of cash from operations. Since the beginning of the Pandemic in March 2020, the level of cash generated from our operations has declined. Based on our outstanding obligations including loans and notes payable (“Instruments”), terms of these Instruments and our cash balances, we believe we have sufficient working capital to effectively continue our business operations for the foreseeable future.

Supply Chain Disruption

Due to the exceptionally high demand in the semi-conductor market, we are experiencing extreme lead times for components which are necessary for the manufacture and service of our products. We are also seeing significant increases in price for these components. Both the extended lead time, in some instances 40 weeks lead time is being quoted by suppliers, and the price increase may affect our ability to meet customer requirements and make the prices of our products uncompetitive.

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

For income tax purposes, the Company uses the percentage of completion method of recognizing revenues on long-term contracts which is consistent with the Company’s financial reporting under US generally accepted accounting principles.

Intangible Assets

Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (or goodwill), customer relationships, non-compete agreements and licenses. Goodwill was allocated to our reporting units based on the original purchase price allocation. Goodwill is not amortized and is evaluated for impairment annually or more often if circumstances indicate impairment may exist. Customer relationships, non-compete agreements, patents and licenses are being amortized on a straight-line basis over periods of 2 to 15 years. The Company amortizes its limited lived intangible assets using the straight-line method over their estimated period of benefit. Annually, or sooner if there is indication of a loss in value, we evaluate the recoverability of intangible assets and consider events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

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

Summary of Consolidated Results of Operations

Although in the Current Quarter our financial results have significantly improved over the Previous Quarter, this should be contextualized by the fact that in the Previous Quarter our business was virtually closed due to the global lockdown relating to the Pandemic. This severely limited our business operations which resulted in our financial results in the Previous Quarter falling significantly.

Even though in the Current Quarter our financial results have improved over the Previous Quarter, we are still not back to pre-Pandemic conditions and we continue to be affected by:

●	The ongoing Pandemic with its associated constraints discussed previously; and
●	Delays in the Services Operations securing backlog orders due to change in the US Administration compounded by slow progress in procurement of contracts due to personnel working remotely. Delays in contracts caused by change in the US Administration is not unusual and we do not believe these backlog contracts have gone away but have just been delayed.

The Company’s financial results improved significantly over the Previous Quarter for the reasons discussed above. However, the Business is still impacted by the constraints placed upon the business environment as a result of the ongoing Pandemic and the various measures taken by respective governments such as limitations on opening of business, quarantining rules or restrictions on travel (both domestic and abroad). In addition, the Services Business operations continue to be severely impacted by the delay in receiving anticipated backlog government related contracts. This is due to the change in the US Administration compounded by the Pandemic. This has significantly affected the financial results of the Services Business in the Current Quarter and revenues generated by this Segment declined by 25.6% over the Previous Quarter. This in turn has adversely impacted our consolidated financial results in the Current Quarter.

In the Current Quarter, the Products Business generated 77.9% of our consolidated revenues and our Services Segment generated 22.1% of our consolidated revenues. In the Previous Quarter, the Products Business generated 51.4% of our consolidated revenues and our Services Segment generated 48.6% of our consolidated revenues.

In the Current Quarter we recognized $558,901 as “Other Income” which was derived by our US Subsidiaries from the US Government Second Round Payroll Protection Program (“Second Round PPP”). This amount was expended in the Current Quarter on defraying payroll expenditures for our US employees. Consequently, we believe this amount will be forgiven under the Program and therefore we have recognized this amount as Other Income in our Current Quarter financial statements. We have submitted the necessary paperwork for such forgiveness.

In the Current Quarter our UK subsidiaries received payroll assistance of $48,288 under the UK Government Coronavirus Job Retention Scheme Program (CJRS) for UK employees who were furloughed due to the ongoing Pandemic and the new strain of the coronavirus discovered in the United Kingdom where we have a significant part of our business operations. This amount is recorded in our financial statement for the Current Quarter as a reduction of SG&A expenditures.

Segment Summary

Products Business

In the Current Quarter the Products Business generated 77.9% of our consolidated revenues compared to 51.4% in the Previous Quarter. In the Current Quarter revenues were $4,184,409 compared to $1,691,199 in the Previous Quarter, representing an increase of 147.4%. Gross Profit Magin fell by 0.3 percentage points and was 75.6% in the Current Quarter compared to 75.9% in the Previous Quarter. This marginal decline is a reflection of more units of hardware sale and commissions paid in the Current Quarter compared to the Previous Quarter. In the Current Quarter Total Operating Expenses increased by 18%, reflecting more business activities than in the Previous Quarter where this business activities contracted significantly due to the Pandemic and associated lockdown. In the Current Quarter Net Income Before Taxes increased by 1269.4% and was $2,009,600 compared to $146,751.

Services Business

In the Current Quarter the Services Business generated 22.1% of our consolidated revenues compared to 48.6% in the Previous Quarter. In the Current Quarter revenues of the Services Business declined by 25.6% and was $1,188,667 compared to $1,598,019 in the Previous Quarter. Gross Profit Margin increased by 9.3 percentage points. Gross Profit Margin increased in the Services Business largely due to the mix of engineering projects. Total Operating Expenses declined by 17.5%. The main reason for the decline in revenues is the delay in receiving anticipated backlog government related contracts. This is mainly due to the change in US Administration exacerbated by the ongoing Pandemic. Net income before taxes was $361,472 as compared to a loss of $160,859 in the Previous Quarter. However, in the Current Quarter the Services Business recognized as “Other Income” an amount of $436,574 received under the Second Round PPP. Therefore, in real terms without this amount of $436,574 the Services Business would have realized a net loss of $75,102.

Results of Operations for the Current Quarter compared to the Previous Quarter

Revenue: Total consolidated revenues for the Current Quarter and the Previous Quarter were $5,373,076 and $3,289,218 respectively, representing an increase of 63.4%. The Products Business revenues increased from $1,691,199 in the Previous Quarter to $4,184,409 in the Current Quarter, representing an increase of 147.4%. This largely reflects the improvement in the business environment over the Previous Quarter where the global economy was shut down due to the Pandemic and which curtailed our business activities in the Previous Quarter. In the Current Quarter, the Services Business revenues fell by 25.6% and was $1,188,667 compared to $1,598,019 in the Previous Quarter. This fall in the Services Business revenues is due to the significant delay in receiving anticipated defense contracts. This is largely a result of the change in US Administrations exacerbated by the Pandemic which has caused business activities to slow down. We continue to believe that although the Service Business is currently behind on its business plan, on an annualized basis it is still expected to meet its business plan objectives by the end of the current financial year.

Gross Profit Margins: Margin percentage was stronger in the Current Quarter at 69.8% (gross profit of $3,749,604) compared to 58.5% (gross profit of $1,925,414) in the Previous Quarter.

Gross Profit Margins may vary according to a number of factors. These include:

●	The percentage of consolidated sales attributed to the Products Business. The Gross Profit Margin yielded by the Products Business is generally higher than that of the Services Business.
●	The percentage of consolidated sales attributed to the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials contracts (except for its Thermite® products).

●	The mix of sales within the Products Business:

●	Outright sales versus rentals.
●	Hardware related sales versus Software related sales.
●	Extent of Offshore Engineering Support Services provided in the period.
●	Extent of paid customer engineering work relating to customizing our technology for their purpose.

●	Level of Commissions on sales (both the Services and Products businesses work with a global network of sales agents). Most sales from Asia attract commission as those are typically sales via our Agents/Distributors Network.
●	Level of Assets in Rental Pool and cost of Sales associated with these Assets (and which are subject to depreciation).

Services Business

In the Current Quarter Gross Profit Margins for the Services Business were 49.5% in the Current Quarter compared to 40.1% in the Previous Quarter.

Products Business

In the Current Quarter Gross Profit Margins for the Products operations were 75.6% compared to 75.9% in the Previous Quarter. Gross Profit Margins was slightly less in the Products Business due to increase in the unit of hardware sales, commissions paid on Equipment Sales which was $76,631 compared to ($652) in the Previous Quarter.

Since there are more variable factors affecting Gross Profit Margins in the Products Business, a table showing a summary of break-out of sales generated by the Products Business in the Current Quarter compared to the Previous Quarter is set out below:

	Current Quarter Products	Previous Quarter Products	Percentage Change
Equipment Sales	$3,090,462	$513,638	Increase 501.7%
Equipment Rentals	598,190	519,990	Increase 15.0%
Software Sales	221,053	620,386	Decrease 64.4%
Engineering Parts	-	37,185	Decrease 100%
Services	274,704	-	Increase 100%

Total Net Sales	$4,184,409	$1,691,199	Increase 147.4%

Further information on the performance of each Segment including revenues by product and geography in the Current Quarter can be found in Note 14 to the Unaudited Consolidated Financial Statements.

Research and Development (R&D): Total consolidated Research and Development expenditures in the Current Quarter were $645,281 compared to $713,641, representing a reduction of 9.6%.

●	Services Segment.

During the Current Quarter the Services Business R&D expenditures fell by 60.7%. These expenditures were $106,403 in the Current Quarter compared to $207,945 in the Previous Quarter. Research and Development expenditures are incurred by this business in relation to an incubator embedded systems division which it has established. This division is investing in the development of the next generation of the Thermite® range of mission computers for leveraging across our group of companies. Thermite® which has a prestigious customer base, is a ruggedized mission computer with a number of variants which are man worn, backpack worn and simultaneously integrated in the soldier’s helmet and in defense system such as air-borne drones. The next generation of Thermite® (now the Thermite® Octal) is in trials with a number of customers and we would expect to start manufacturing these mission computers for sale when the trials are completed. We continue to believe that the onward development of the Thermite® product is significant for the growth of our Services Segment. In the Current Quarter, R&D expenditures for this Segment decreased due to the Business taking steps to reduce spending in this area until it can restart field trials on the prototype variants it has fielded. Until the field trials are complete, it is challenging to lock in the new development requirements, and as such we have temporarily reduced our expenditures on Thermite®.

●	Products Segment

R&D expenditures in the Products Business increased from $442,696 in the Previous Quarter to $538,878 in the Current Quarter, representing an increase of 21.7%. This increase is in line with the Company’s expectation. In the Previous Quarter R&D expenditures were particularly low as our activities were significantly reduced due to the Pandemic. R&D Expenditures in the Current Quarter include an exceptional item of expenditures of $96,182 which represents a sub-contractor’s costs for development of a new generation of an ASIC device for our sonar technology. We expect to expend $500,000 in this fiscal year on the development of this device. The $96,182 reflects the first phase of the costs associated with this ASIC device. In real terms therefore, R&D expenditures for the Products Segment in the Current Quarter are substantially in line with those of the Previous Quarter.

Segment	April 30, 2021	April 30, 2020	Percentage Change
Services Segment R&D Expenditures	$106,403	$270,945	Decrease of 60.7%
Products Segment R&D Expenditures	$538,868	$442,696	Increase of 21.7%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter was $1,780,001 compared to $1,533,210 in the Previous Quarter, representing an increase in this area of expenditures of 16%.

In the Previous Quarter we were severely impacted by the global lock down, which resulted in the contraction of a significant portion of our business activities. The increase in this area of expenditures in the Current Quarter by 16.1% should be understood in this context.

In the UK where we have a substantial part of our business activities, in the Previous Quarter a significant number of staff were unable to travel to work and therefore were furloughed pursuant to the terms of the UK Government Coronavirus Job Retention Scheme (CJRS). In the Previous Quarter we received pursuant to the CJRS $105,711 as payroll assistance for these staff compared to $48,288 in the Current Quarter. SG&A expenditures are reduced by the contributions received under the CJRS.

We have a number of non-cash items relating to transactional exchange rate variance within General Costs and stock based compensation. In the Current Quarter we recorded expenditures of $135,157 for stock based compensation for certain stock options granted to management under the Company’s 2017 Stock Option Incentive Plan compared to $88,299 in the Previous Quarter, representing an increase of 53%

Office costs associated with Health and Safety costs associated with the Pandemic management, increased significantly and were $111,438 in the Current Quarter compared to $59,980 in the Previous Quarter, representing an increase of 86%

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	April 30, 2021	April 30, 2020	Percentage Change
Wages and Salaries	$791,759	$749,865	Increase of 5.6%
Legal and Professional Fees (including accounting and audit)	$258,736	$210,864	Increase of 22.7%
Rent for our various locations	$8,158	$22,384	Decrease of 63.6%
Marketing	$32,116	$20,212	Decrease of 58.9%

The increase in the Current Quarter of “Legal and Professional” category of expenditures is a reflection that in the Previous Quarter our Board of Directors and our Chief Executive Officer (“Officers”) had waived certain amounts relating to their Professional Fees in light of the global lockdown and the uncertainty created by the Pandemic. In the Previous Quarter the Professional Fees of Officers were $67,779 and in the Current Quarter were $76,850 representing an increase in this category of $9,071. The Professional Fees for the Board of Director’s were $0 and in the Current Quarter were $40,000 representing an increase in this category of $40,000. The total of Professional Fees of Officers and Directors were $67,779 in the Previous Quarter and $116,850 for the Current Quarter.

In general, the category of “Rent” is not material for the Business as we own the substantial part of the premises and facilities, we use to perform our business activities. The current category of rent largely reflects the premises we are using in Copenhagen/Denmark which has been established to mitigate as far as possible the impact of the United Kingdom withdrawing from the European Union.

The Marketing Expenditures in both the Current Quarter and Previous Quarter do not reflect our typical expenditures in this area. Since the Previous Quarter, marketing activities have been severely constrained due to the Pandemic which prevents activities such as travel to customer or attending trade shows. The Marketing expenditures in the Current Quarter increased over the Previous Quarter due to the fact that we are performing more marketing activities than in the Previous Quarter when the global economy was shut down.

Operating Income (loss): In the Current Quarter we realized an operating profit of $1,324,322 compared to an operating loss of ($321,437) in the Previous Quarter. In the Previous Quarter our business activities were significantly curtailed due to the global lockdown caused by the Pandemic. Since then, the business curtailment is less and, although not back to pre-Pandemic levels, have improved substantially over the Previous Quarter. The increase in Operating Income in the Current Quarter is a result of the significant increase in our consolidated revenues.

Interest Expense: Interest expense decreased by 26.1% in the Current Quarter to $13,641 from $18,456 in the Previous Quarter. This is due to reduction in the principal amount outstanding under the debentures held by HSBC NA and which is in accordance with the agreed repayment schedule. This loan matures in December 2021. Please refer to Note 11 – Notes Payable to the Unaudited Consolidated Financial Statements for further details pertaining to this HSBC Loan.

Other Income: In the Current Quarter we had $628,346 as “Other Income” compared to (311) in the Previous Quarter. Other Income comprises $69,445 attributed to miscellaneous transactions concerning payments for certain funded R&D work, payment for rent by third party for parking places and reversal of certain accrual transactions which are now statutorily barred. In addition, the Company recognized $558,901 as “Other Income”, which was received under the second round of the US Government Payroll Protection Program for payroll assistance. In the Current Quarter, this amount was used to defray payroll assistance. Since this amount was fully utilized for the purpose of the PPP, we believe that this will be forgiven and have submitted the application concerning this.

Net Income (loss) before income taxes: In the Current Quarter, we realized a profit of $1,939,027 before income taxes as compared to loss of $340,204 in the Previous Quarter. In the Previous Quarter our business activities were significantly curtailed due to the global lockdown caused by the Pandemic. Since then, the business curtailment is less and, although we are not back to pre-Pandemic levels, the conditions have improved substantially over the Previous Quarter. The increase in Net Income before income taxes in the Current Quarter is a result of the significant increase in our consolidated revenues and the contribution of $558,901 under the Second Round of the PPP which we recognized in the Current Quarter as “Other Income”.

Net Income: In the Current Quarter the Company realized a net income of $2,207,933 as compared to a net loss of $265,080 in the Previous Quarter. In the Previous Quarter our business activities were significantly curtailed due to the global lockdown caused by the Pandemic. Since then, the curtailment is less and, although we are not back to pre-Pandemic levels of activities, conditions have improved substantially over the Previous Quarter. The increase in Net Income in the Current Quarter is a result of the significant increase in our consolidated revenues along with the contribution of $558,901 under the Second Round PPP. which we recognized in the Current Quarter as “Other Income”. In addition, deferred tax changed from a benefit of $40,298 in the Previous Quarter to an expense of $55,836 for the Current Quarter, due to the increase in US. taxable income.

Comprehensive Income (loss). In the Current Quarter Comprehensive income was $2,506,645 compared to a comprehensive loss of ($819,065) for the Previous Quarter. This category is affected by fluctuations in foreign currency exchange transactions. In the Previous Quarter we realized a loss on foreign currency translation adjustments relating to certain transactions of $553,985 compared to a gain on related foreign currency translation transactions of $298,712 in the Current Quarter. A large part of the gain relates to a general stabilization of the British Pound against major currencies following clarity on its ongoing trade relationship with the European Union. This has therefore seen the British Pound consistently strengthening against US Dollar.

Results of Operations for the Current Six Month Period compared to the Previous Six Month Period

To contextualize our financial results for the Current Six Month Period, it should be noted that in the Previous Six Month Period, the Company’s business activities were significantly curtailed due to the Pandemic, particularly in the second quarter of the previous financial year. Since then, the business environment has been improving although uncertainties remain due to the new emerging strains of the virus.

Revenue: Total consolidated revenues for the Current Six Month Period and the Previous Six Month Period were $10,423,535 and $9,970,197 respectively, representing an increase of 4.5%. This is largely due to the increase in revenues generated by the Products Business. The Products Business revenue in the Current Six Month Period was $7,932,688 compared to $5,324,011 representing an increase of 49.0%. The Services Business revenues declined in the Current Six Month Period and was $2,490,847 compared to $4,646,186, representing a decline of 46.4%. This is largely due to constraints placed upon the Services Business operations due to the Pandemic (example customer Thermite® trials are on hold) compounded by delays in receiving backlog defense related orders caused by the change in the US Administrations. We continue to believe that on an annualized basis the Services Business will substantially realize its business plan for the fiscal year.

Gross Profit Margins: Margin percentage was stronger in the Current Six Month Period at 67.8% (gross profit of $7,064,526) compared to 62.2% (gross profit of $6,199,854), representing an increase of 5.6 percentage points in the Current Six Month Period.

Gross Profit Margins vary according to a number of factors, including:

●	The percentage of consolidated sales attributed to the Products Business. The Gross Profit Margin yielded by the Products Business is generally higher than that of the Services Business.
●	The percentage of consolidated sales attributed to the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials contracts (except for its Thermite® products).

●	The mix of sales within the Products Business:

●	Outright sales versus rentals.
●	Hardware related sales versus Software related sales.
●	Extent of Offshore Engineering Support Services provided in the period.
●	Extent of paid customer engineering work relating to customizing our technology for their purpose.

●	Level of Commissions on sales (both the Services and Products businesses work with a global network sales agents). Most sales from Asia attract commission as those are typically sales via our Agents/Distributors Network.
●	Level of Assets in Rental Pool and cost of the sales associated these Assets (and which are subject to depreciation).

Services Business

Gross Profit Margins for the Services Business of 42.1% were marginally higher in the Current Six Month Period compared to 41.7% in the Previous Six Month Period.

Products Business

In the Current Six Month Period Gross Profit Margins for the Products Business were 75.8% compared to 80.0% in the Previous Six Month Period. Gross Profit Margins were slightly less in the Products Business due to mix of sales, commissions paid on Equipment Sales which was $357,736 compared to $256,655 in the Previous Six Month Period. This is to be expected since there were more units of Equipment Sales in the Current Six Month Period from the Asia region.

Since there are more variable factors affecting Gross Profit Margins in the Products Business, a table showing a summary of break-out of sales generated by the Products Business in the Current Six Month Period compared to the Previous Six Month Period is set out below:

	Six Month Period 2021	Six Month Period 2020	Percentage Change
Equipment Sales	$5,883,949	$3,205,777	Increase 83.5%
Equipment Rentals	932,553	828,564	Increase 12.6%
Software Sales	446,275	245,521	Increase 81.8%
Engineering Parts	213,955	-	Increase 100%
Services	455,955	1,044,149	Decrease 56.3%

Total Net Sales	$7,932,688	$5,324,011	Increase 49.0%

Further information on the performance of each Segment including revenues by product and geography can be found in Note 14 to the Unaudited Consolidated Financial Statements.

Research and Development (R&D): R&D expenditures in the Current Six Month Period were $1,228,420 compared to the $1,641,906 in the Previous Six Month Period, representing a decline of 25.2%. The significant fall in this area of expenditures in the Current Six Month Period is two-fold. The Services Business significantly reduced expenditures on the Thermite® development which resulted in a decline of 48.1%. In the Current Six Month Period these expenditures were $247,798 compared to $477,383 in the Previous Six Month Period. In addition, in the Previous Six Month Period, we had $165,098 attributed to Coda Octopus’ development costs for the US Navy First Generation (GEN 1) Head Up Display (HUD). In the Current Six Month Period all development associated with the HUD Development (now GEN 3), are funded by the US Office of Naval Research.

●	Services Segment.

During the Current Six Month Period the Services Business R&D expenditures decreased by 48.1%. Research and Development expenditures are incurred by this business in relation to an incubator embedded systems division which it has established. This division is investing in the development of the next generation of the Thermite® range of mission computers for leveraging across our group of companies. Thermite® which has a prestigious customer base, is a ruggedized mission computer with a number of variants which are man worn, backpack worn and simultaneously integrated in the soldier’s helmet and in defense system such as air-borne drones. The next generation of Thermite® (now the Thermite® Octal) is in trials with a number of customers and we would expect to start manufacturing these mission computers for sale when the trials are completed. We continue to believe that the onward development of the Thermite® product is significant for the growth of our Services Segment. In the Current Quarter, R&D expenditures for this Segment decreased due to the Business taking steps to reduce spending in this area until it can restart field trials on the prototype variants it has fielded. Until the field trials are complete, it is challenging to lock in the new development requirements, and as such we have temporarily reduced our expenditures on Thermite®.

●	Products Segment

During the Current Six Month Period R&D expenditures in the Products Segment decreased by 1.9% from $999,425 in the Previous Six Month Period to $980,622 in the Current Six Month Period. R&D expenditures are incurred by this business in connection with investments it makes in developing its products. In the Current Six Month Period, Products Business R&D expenditures include an exceptional item of expenditure of $96,182 which represents sub-contractor’s costs for development of a new generation of an ASIC device for our sonar technology. We expect to spend $500,000 in this fiscal year on the development of this device. The $96,182 reflects the first phase of the costs associated with this ASIC Device.

●	CRADA – Heads Up Development Prototype Investment

In the Previous Six Month Period we had costs of $165,098 compared to nil in the Current Six Month Period. These expenditures were attributed to the Cooperative Research and Development Agreement (“CRADA”). Under the CRADA we collaborated in the development of the first-generation prototype Heads Up Display (HUD) Unit for Naval Sea Systems Command (NAVSEA) in conjunction with Naval Surface Warfare Center, Panama Division. The first-generation prototype has been approved under the CRADA and, accordingly, we do not expect further expenditures under the CRADA since the next generation of the HUD will be funded by ONR/NAVSEA. We are now funded by ONR/NAVSEA for the Third Generation of HUD.

Segment	April 30, 2021	April 30, 2020	Percentage Change
Services Segment R&D Expenditures	$247,798	477,383	Decrease of 48.1%
Products Segment R&D Expenditures	$980,622	$999,425	Decrease of 1.9%
Coda Octopus Group, Inc. R&D Expenditures	$-	$165,098	Decrease of 100%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Six Month Period increased to $3,593,367 from $3,424,888 in the Previous Six Month Period representing an increase of 4.9%.

The increase in SG&A in the Current Six Month Period compared to the Previous Six Month Period reflects increase in the areas of Wages and Salaries (4.8%) and Legal and Professional (1.2%), insurance costs (5.3%) and General Costs (58.9%).

We also recorded expenses for stock based charges of $309,604 in the Current Six Month Period compared to $125,687 in the Previous Six Month Period, representing an increase of 146.3%.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	April 30, 2021	April 30, 2020	Percentage Change
Wages and Salaries	$1,630,065	$1,555,595	Increase of 4.8%
Legal and Professional Fees (including accounting and audit)	$594,085	$588,072	Increase of 1.2%
Rent for our various locations	$18,283	$14,191	Increase of 28.8%
Marketing	$43,446	$66,219	Decrease of 34.4%

The increase in the “Wages and Salaries” category of expenditure in the Current Six Month Period, is a reflection of increase in the costs of labor in the UK where we have the highest staff head count.

The increase in the “Legal and Professional” category of expenditures in the Current Six Month Period is a reflection that in the Previous Six Month Period we had waivers of fees from our CEO and Board of Directors (reflecting the concerns over the impact of the Pandemic on the business). In the Previous Six Months the Professional Fees of Officers were $144,029 and in the Current Six Months were $152,500. The Professional Fees for the Board of Director’s were $35,000 in the Previous Six Months and in the Current Six Months $80,000. The total of Professional Fees of Officers and Directors were $232,500 in the Current Six Months and £179,029 in the Previous Six Months.

In general, the category of “Rent” is not material for the Business as we own the substantial part of the premises and facilities we use to perform our business activities. The current category of rent largely reflects the premises we are using in Copenhagen/Denmark which location has been established to mitigate as far as possible the impact of the United Kingdom withdrawing from the European Union.

The Marketing Expenditures in both the Previous Six Month Period and Current Six Month Period do not reflect our typical expenditures in this area. Since the Previous Six Month Period our marketing activities have been severely constrained due to the Pandemic which prevents activities such as travel to customer or attending trade shows. The Marketing expenditures in the Previous Six Month Period were higher than the Current Six Month Period because the Company had incurred expenditures on trade events which were cancelled but for which these amounts were not recovered.

Operating Income: Our income from our operating activities in the Current Six Month Period was $2,242,739 as compared to $1,133,060 in the Previous Six Month Period which represents an increase of 97.9%. The increase is largely a reflection of the significant increase in our revenue in the Current Six Month Period. This is due to the increasing normalization of the business environment which in the Previous Six Month Period were significantly constrained due to the Pandemic caused by the associated global lockdowns and general business uncertainties which affected demand for our goods and services. We are seeing an improvement in the business environment although it has not yet returned to pre-Pandemic conditions.

Interest Expense: Interest expense in the Current Six Month Period was $28,155 compared to $38,070 in the Previous Six Month Period, representing a reduction of 26%. This is an area that is decreasing due to reduction in the level of secured debentures. The secured debentures mature in December 2021 and we anticipate that all outstanding amounts under the debentures will be satisfied by then. Please refer to Note 11 – Notes Payable to the Unaudited Consolidated Financial Statements for further details pertaining to this HSBC NA Loan for more information on this.

Other Income: In the Current Six Month Period, we had Other Income of $720,371 as compared to $12,513 in the Previous Six Month Period. The significant amount within Other Income in the Current Six Month Period relates to $648,872 received in January and February by our US subsidiaries under the second round of the US Government Payroll Protection Program (“Second Round PPP”) for payroll assistance during the Pandemic. In the Current Six Month Period the Company has recorded $648,872 as Other Income since it has fully utilized this amount to defray payroll expenses in that period. Under the Program when the amounts are utilized for qualifying expenditures defined under the Program they are then eligible for forgiveness. We have now submitted the application for such forgiveness and as such have recognized these amounts in our financial statements as “Other Income”.

Net Income before income taxes: In the Current Six Month Period, we had a net income before income taxes of $2,934,955 as compared to $1,107,503 in the Previous Six Month Period, representing an increase of 165%. This is due to the increase in revenues which results from the increasing normalization of the business environment which in the Previous Six Month Period were significantly constrained due to the Pandemic and the associated lockdowns and general business uncertainties which affected demand for our goods and services. We are seeing an improvement in the business environment although it has not yet returned to pre-Pandemic conditions. In addition, we had $648,872 in Other Income which pertains to the Second Round of PPP funding received by the US Subsidiaries for payroll assistance.

Net Income: In the Current Six Month Period net income increased by 208.5% to $3,336,777 from $1,081,693 in the Previous Six Month Period. This is due to the increase in revenues which results from the increasing normalization of the business environment which in the Previous Six Month Period were significantly constrained due to the Pandemic and the associated lockdowns and general business uncertainties which affected demand for our goods and services. We are seeing an improvement in the business environment although it has not yet returned to pre-Pandemic conditions. In addition, we had $648,872 in Other Income which pertains to the Second Round of PPP funding received by the US Subsidiaries for payroll assistance.

Comprehensive Income. In the Current Six Month Period Comprehensive Income was $4,561,102 compared to $612,459 for the Previous Six Month Period, representing an increase of 644.7%. This category is affected by fluctuations in foreign currency exchange transactions. In the Previous Six Month Period we had a loss of ($469,234) on foreign currency translation adjustment transactions compared to a gain on these transactions of $1,224,325 in the Current Six Month Period. A large part of the gain relates to a general stabilization of the British Pound against major currencies following clarity on its ongoing trade relationship with the European Union. This has therefore seen the British Pound consistently strengthening against US Dollar.

Liquidity and Capital Resources

At April 30, 2021, the Company had an accumulated deficit of $20,088,845, working capital of $29,048,997 and stockholders’ equity of $39,266,974. For the Six Months Ended April 30, 2021, the Company’s operating activities provided cash of $434,861.

Financing Activities

Secured Promissory Note

On April 28, 2017, the Company and its wholly-owned US based subsidiaries, Coda Octopus Products, Inc. and Coda Octopus Colmek, Inc. (together, the “Subsidiaries”), entered into a loan agreement with HSBC Bank NA (the “Lender”) for a loan in the principal amount of $8,000,000 (the “Loan”). The annual interest rate is fixed at 4.56%. The obligations in connection with the repayment of the Loan are secured by all assets of Coda Octopus Group, Inc., and its US Subsidiaries. Our foreign subsidiaries are joint and several guarantors of the obligations. We pay a monthly amount of $43,777 comprising repayment of principal and interest. The Note matures in December 2021.

The amount outstanding under this loan as of April 30, 2021 is $321,258. We anticipate that this amount will be satisfied in full in December 2021 when it matures.

Revolving Credit Line

The Company entered into a $4,000,000 revolving line of credit with HSBC NA on November 27, 2019, with interest at the prime rate. The outstanding balance on the line of credit was $0 as of April 30, 2021.

Inflation and Foreign Currency

The Company maintains its books in functional currency. In this connection these are:

●	US Dollars for US Operations;
●	British Pound for United Kingdom Operations;
●	Danish Kroner for our Danish Operations; and
●	Australian Dollars for our Australian Operations.

Fluctuations in currency exchange rates can affect the Company’s sales, profitability and financial position when the foreign currencies of its international operations are translated into US. dollars for financial reporting. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. The Company cannot predict the extent to which currency fluctuations may affect the Company’s business and financial position, and there is a risk that such fluctuations will have an adverse impact on the Company’s sales, profits and financial position. Also, because differing portions of our revenues and costs are denominated in foreign currency, movements can impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens without correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure.

The impact of currency fluctuations on the three months and six months ended April 30, 2021 is shown below. For the purpose of this table “Constant Rates” is defined as the spot rate for balance sheet transactions and weighted average exchange rate prevailing in the Previous Quarter for profit and loss transactions.

Table 1: Three Months ended April 30, 2021

	British Pounds		Australian Dollar		Danish Kroner		US Dollar
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
Revenues	7,485,884	7,041,019	-	-	359,941	337,774	7,845,825	7,378,794	467,031
Costs	4,848,415	4,560,288	(48,829)	(43,751)	311,191	292,027	5,110,777	4,808,563	302,214
Net profit (losses)	2,637,469	2,480,732	48,829	43,751	48,750	45,748	2,735,048	2,570,231	164,817
Assets	23,144,586	21,662,181	37,135	33,828	318,776	308,121	23,500,497	22,004,130	1,496,367
Liabilities	(2,000,099)	(1,871,991)	108	98	(20,917)	(20,218)	(2,020,908)	(1,892,211)	(128,795)
Net assets	21,144,487	19,790,190	37,243	33,927	297,859	287,903	21,479,589	20,112,019	1,367,572

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, increased our net income on activities in the Current Quarter by $164,817 and increased net assets by $1,367,572. In addition, the Company booked transactional exchange rate losses of $94,664 during the Current Quarter.

Table 2: Six Months ended April 30, 2021

The impact of currency fluctuations on the six months ended April 30, 2021 is shown below. In this context “Constant Rates” is defined as the spot rate for balance sheet transactions and weighted average exchange rate prevailing in the Previous Quarter for profit and loss transactions.

	British Pounds		Australian Dollar		Danish Kroner		US Dollar
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
Revenues	7,485,884	7,041,019	-	-	359,270	337,145	7,845,154	7,378,164	466,990
Costs	2,613,261	2,457,962	(48,829)	(43,751)	310,520	291,397	2,874,952	2,705,608	169,344
Net profit (losses)	4,872,623	4,583,057	48,829	43,751	48,750	45,748	4,970,202	4,672,556	297,646
Assets	23,144,586	21,662,181	37,135	34,162	318,081	307,449	23,499,802	22,210,494	1,496,011
Liabilities	(2,000,099)	(1,871,993)	108	99	(11,856)	(11,460)	(2,011,847)	(1,901,302)	(128,493)
Net assets	21,144,487	19,790,188	37,243	34,261	306,225	295,989	21,487,955	20,309,192	1,367,517

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, increased our net income on activities in the Current Six Months Period by $297,646 and increased net assets by $1,367,517. In addition, the Company booked transactional exchange rate losses of $102,936 during the Current Six Months Period.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of April 30, 2021. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Coda Octopus Group, Inc. (Registrant)

Date: June 14, 2021	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: June 14, 2021	/s/ Michael Midgley
Michael Midgley
Chief Financial Officer

