Form 10-Q
period 2021-07-31
Coda Octopus Group, Inc.
filed 2021-09-14
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-38154

CODA OCTOPUS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-2008348
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

3300 S Hiawassee Rd, Suite 104-105, Orlando, Florida	32835
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(863) 937 8985

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CODA	Nasdaq

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of September 14, 2021 is 10,857,195.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Financial Statements

For the Three Months Ended July 31, 2021 and 2020

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

July 31, 2021 and October 31, 2020

	2021	2020
	Unaudited
ASSETS

CURRENT ASSETS

Cash	$19,159,905	$15,134,289
Accounts Receivable, net	2,206,428	2,014,660
Inventory	10,830,818	9,142,273
Unbilled Receivables	1,167,561	861,300
Prepaid Expenses	228,281	289,204
Other Current Assets	556,212	244,171

Total Current Assets	34,149,205	27,685,897

FIXED ASSETS
Property and Equipment, net	6,032,607	6,059,900

OTHER ASSETS
Goodwill and Other Intangibles, net	3,769,862	3,731,452
Deferred Tax Asset	411,545	561,902

Total Other Assets	4,181,407	4,293,354

Total Assets	$44,363,219	$38,039,151

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

July 31, 2021 and October 31, 2020

	2021	2020
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable	$955,883	$1,284,097
Accrued Expenses and Other Current Liabilities	532,864	584,202
Note Payable	193,345	509,769
Deferred Revenue	1,520,871	1,006,454

Total Current Liabilities	3,202,963	3,384,522

LONG TERM LIABILITIES

Deferred Revenue, less current portion	181,248	195,022
Note Payable, less current portion	-	63,339

Total Long Term Liabilities	181,248	258,361

Total Liabilities	3,384,211	3,642,883

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 10,857,195 shares issued and outstanding as of July 31, 2021 and 10,751,881 shares issued and outstanding as of October 31, 2020, respectively	10,858	10,753
Additional Paid-in Capital	60,893,543	60,132,415
Accumulated Other Comprehensive Loss	(1,357,634)	(2,321,278)
Accumulated Deficit	(18,567,759)	(23,425,622)

Total Stockholders’ Equity	40,979,008	34,396,268

Total Liabilities and Stockholders’ Equity	$44,363,219	$38,039,151

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020

Net Revenues	$5,827,375	$5,396,036	$16,250,910	$15,366,233
Cost of Revenues	1,614,966	1,776,868	4,973,975	5,547,211

Gross Profit	4,212,409	3,619,168	11,276,935	9,819,022

OPERATING EXPENSES
Research & Development	675,766	772,641	1,904,186	2,414,547
Selling, General & Administrative	2,205,230	1,525,469	5,798,597	4,950,357

Total Operating Expenses	2,880,996	2,298,110	7,702,783	7,364,904

INCOME FROM OPERATIONS	1,331,413	1,321,058	3,574,152	2,454,118

OTHER INCOME (EXPENSE)
Other Income	3,571	3,871	75,070	16,384
Funding from Paycheck Protection Program	-	-	648,872	-
Interest Expense	(14,736)	(16,580)	(42,891)	(54,650)

Total Other Income (Expense)	(11,165)	(12,709)	681,051	(38,266)

INCOME BEFORE INCOME TAX EXPENSE	1,320,248	1,308,349	4,255,203	2,415,852

INCOME TAX BENEFIT (EXPENSE)
Current Tax Benefit	418,329	1,584	753,017	13,063
Deferred Tax Expense	(217,491)	(287,180)	(150,357)	(324,469)

Total Income Tax Benefit (Expense)	200,838	(285,596)	602,660	(311,406)

NET INCOME	$1,521,086	$1,022,753	$4,857,863	$2,104,446

NET INCOME PER SHARE:
Basic	$0.14	$0.10	$0.45	$0.20
Diluted	$0.13	$0.09	$0.43	$0.19

WEIGHTED AVERAGE SHARES:
Basic	10,830,183	10,739,354	10,786,107	10,727,705
Diluted	11,342,684	11,291,354	11,298,608	11,279,705

NET INCOME	$1,521,086	$1,022,753	$4,857,863	$2,104,446
Other Comprehensive Income
Foreign Currency Translation Adjustment	(260,681)	674,879	963,644	205,645

COMPREHENSIVE INCOME	$1,260,405	$1,697,632	$5,821,507	$2,310,091

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three, Six and Nine Months Ended July 31, 2021 and 2020

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2019	10,721,881	$10,723	$59,521,665	$(2,135,408)	$(26,769,207)	$30,627,773

Foreign currency translation adjustment	-	-	-	84,751	-	84,751
Net Income	-	-	-	-	1,346,773	1,346,773
Balance, January 31, 2020	10,721,881	$10,723	$59,521,665	$(2,050,657)	$(25,422,434)	$32,059,297

Stock based compensation	-	-	88,299	-	-	88,299
Foreign currency translation adjustment	-	-	-	(553,985)	-	(553,985)
Net Loss	-	-	-	-	(265,080)	(265,080)
Balance, April 30, 2020	10,721,881	$10,723	$59,609,964	$(2,604,642)	$(25,687,514)	$31,328,531

Stock based compensation	-	-	175,166	-	-	175,166
Consultant stock based compensation	30,000	30	169,470	-	-	169,500
Foreign currency translation adjustment	-	-	-	674,879	-	674,879
Net Loss	-	-	-	-	1,022,753	1,022,753
Balance, July 31, 2020	10,751,881	10,753	59,954,600	$(1,929,763)	$(24,664,761)	33,370,829

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2020	10,751,881	$10,753	$60,132,415	$(2,321,278)	$(23,425,622)	$34,396,268

Employee stock based compensation	-	-	174,447	-	-	174,447
Foreign currency translation adjustment	-	-	-	925,613	-	925,613
Net Income	-	-	-	-	1,128,844	1,128,844
Balance, January 31, 2021	10,751,881	$10,753	$60,306,862	$(1,395,665)	$(22,296,778)	$36,625,172

Employee stock based compensation	-	-	135,157	-	-	135,157
Stock issued for options exercised	65,161	65	(65)	-	-	-
Foreign currency translation adjustment	-	-	-	298,712	-	298,712
Net Income	-	-	-	-	2,207,933	2,207,933
Balance, April 30, 2021	10,817,042	$10,818	$60,441,954	$(1,096,953)	$(20,088,845)	$39,266,974

Employee stock based compensation	-	-	230,879			230,879
Stock issued for options exercised	15,153	15	(15)			-
Consultant stock based compensation	25,000	25	220,725	-	-	220,750
Foreign currency translation adjustment				(260,681)	-	(260,681)
Net Income					1,521,086	1,521,086
Balance, July 31, 2021	10,857,195	$10,858	$60,893,543	$(1,357,634)	$(18,567,759)	$40,979,008

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,857,863	$2,104,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	827,509	643,335
Stock based compensation	761,233	432,965
Deferred income taxes	150,357	324,469
Funding from Paycheck Protection Program recognized as income	(648,872)	-
(Increase) decrease in operating assets:
Accounts receivable	(191,768)	872,698
Inventory	(1,688,545)	(3,526,960)
Unbilled receivables	(306,261)	1,097,939
Prepaid expenses	60,923	(77,957)
Other current assets	(312,041)	37,874
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(379,552)	(291,295)
Deferred revenue	500,643	18,944
Net Cash Provided by Operating Activities	3,631,489	1,636,458
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(759,733)	(782,350)
Purchases of other intangible assets	(78,893)	(50,324)
Net Cash Used in Investing Activities	(838,626)	(832,674)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes	(379,763)	(362,776)
Proceeds from Paycheck Protection Program	648,872	648,872
Net Cash Provided by Financing Activities	269,109	286,096
EFFECT OF CURRENCY TRANSLATION ON CHANGES IN CASH	963,644	205,645

NET INCREASE IN CASH	4,025,616	1,295,525

CASH AT THE BEGINNING OF THE PERIOD	15,134,289	11,721,683

CASH AT THE END OF THE PERIOD	$19,159,905	$13,017,208
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$42,891	$53,041
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2021 and 2020

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared based upon US Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Coda Octopus Group, Inc.’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Coda Octopus Group, Inc. (the “Company”, “Coda Octopus”, “we” or “us”) filed audited consolidated financial statements as of and for the fiscal years ended October 31, 2020 and 2019 which included all information and notes necessary for such complete presentation as part of its annual report on Form 10-K filed on January 28, 2021, (“the Form 10-K”). The results of operations for the interim period ended July 31, 2021 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended October 31, 2020, which are contained in the Form 10-K. The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of July 31, 2021 and the results of operations, comprehensive income and cash flows for the interim periods ended July 31, 2021 and 2020. The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the US dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s UK-based operations are measured using the British Pound Sterling, and Danish based operations are measured using the Danish Kroner as the functional currencies. Foreign currency translation gains and losses are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are also included in other comprehensive income.

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

July 31, 2021 and 2020

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

Our contracts sometimes require customer payments in advance of revenue recognition. In such instances these advance payments are recognized as revenue when the Company has fulfilled its obligations under the respective contracts. Until such time, we recognize these prepayments as deferred revenue.

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

July 31, 2021 and 2020

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

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consists of sales commissions are deferred and amortized over the period of the contract performance. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other assets, net, respectively, in our consolidated balance sheets. As of July 31, 2021 and October 31, 2020, we had deferred commissions of $0 and $3,884, respectively. Amortization expense related to deferred commissions was $3,884 and $98,702 in the nine months ended July 31, 2021 and 2020, respectively.

Other Revenue Disclosures

See Note 15 – (“Segment Analysis”) for a breakdown of revenues from external customers and cost of those revenues between our two reporting segments: Product Segment and Services Segment including information on the split of revenues by geography and type.

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

July 31, 2021 and 2020

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

NOTE 5 – INVENTORY

Inventory is stated at the lower of cost (weighted average method) or net realizable value. Inventory consisted of the following components:

	July 31,	October 31,
	2021	2020

Raw materials and parts	$8,559,182	$7,322,688
Work in progress	674,166	698,756
Finished goods	1,597,470	1,120,829
Total Inventory	$10,830,818	$9,142,273

NOTE 6 – FIXED ASSETS

Property and equipment, net consisted of the following as of:

	July 31,	October 31,
	2021	2020

Buildings	$5,354,405	$5,103,324
Land	200,000	200,000
Office machinery and equipment	1,631,936	1,512,938
Rental assets	2,151,798	2,062,818
Furniture, fixtures and improvements	1,240,315	1,187,927
Totals	10,578,454	10,067,007
Less: accumulated depreciation	(4,545,847)	(4,007,107)

Total Property and Equipment, net	$6,032,607	$6,059,900

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2021 and 2020

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consisted of the following at:

	July 31,	October 31,
	2021	2020

Deposits	$86,303	$112,984
Tax receivables	469,909	131,187
Total Other Current Assets	$556,212	$244,171

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

NOTE 9 – CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the consolidated balance sheets as Unbilled Receivables of $1,167,561 and $861,300 as of July 31, 2021 and October 31, 2020, respectively.

Our current Deferred Revenue of $1,520,871 and $1,006,454 as of July 31, 2021 and October 31, 2020, respectively, consists of billings in excess of costs and revenues received as part of our warranty and Through Life Support (TLS) obligations upon completing a sale, as elaborated further in the last paragraph of this note.

Revenue received as part of sales of equipment includes a provision for warranty, extended warranty sales and TLS and is treated as deferred revenue. These amounts are amortized over the relevant warranty period (12 months is our standard warranty or 24, 36 or 60 months for extended warranty or TLS) from the date of sale. These amounts are stated on the consolidated balance sheets as a component of non-current Deferred Revenue and were $181,248 and $195,022 as of July 31, 2021 and October 31, 2020, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2021 and 2020

NOTE 10 – CONCENTRATIONS

Significant Customers

During the three months ended July 31, 2021, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $1,474,464, or 25% of net revenues during the three month period.

During the three months ended July 31, 2020, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $2,064,274, or 38% of net revenues during the three month period.

During the nine months ended July 31, 2021, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenues from this customer were $1,588,172, or 10% of net revenues during the nine month period.

During the nine months ended July 31, 2020, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenues from this customer was $3,735,550, or 24% of net revenues during the nine month period.

NOTE 11 – NOTE PAYABLE

	July 31,	October 31,
	2021	2020

Secured note payable to HSBC NA with interest payable on the 28th day of each month at 4.56% per annum. Our monthly repayment obligation under this loan is $43,777 (comprising both principal and interest repayment). The maturity of this Loan is December 28, 2021.	$193,345	$573,108

Total	193,345	573,108
Less: current portion	(193,345)	(509,769)
Total Long Term Note Payable	$-	$63,339

The HSBC loan is secured by a blanket lien on all of the Company’s US subsidiaries. The foreign subsidiaries are each guarantors of the obligations undertaken in the loan agreement.

During the nine months ended July 31, 2021, the Company received $648,872 under the Payroll Protection Program (“Second Round PPP”), which was initially recorded as long-term debt. The proceeds from the Second Round PPP were used for payroll expenses. The Company has therefore reduced long-term debt and recorded as Other Income, the total amount of the loans received under the Second Round PPP. The loans received under the Second Round PPP were forgiven on June 14 and 22, 2021 under the applicable SBA rules.

In April and May 2020, our US companies, received $648,872 under the US Government Payroll Protection Program (“First Round PPP”). The proceeds from the First Round PPP were used for payroll expenses. The amount received under the First Round PPP has now been forgiven under the Program and is recorded in our Q4 2020 financial statements as “Other Income.”

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2021 and 2020

NOTE 11 – NOTE PAYABLE (Continued)

The Company entered into a $4,000,000 revolving line of credit facility with HSBC NA on November 27, 2019, with the interest rate established as the applicable prime rate. The outstanding balance on the line of credit was $0 as of July 31, 2021. This revolving credit line which is subject to renewal expires on November 26, 2021.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

NOTE 13 – EARNINGS PER COMMON SHARE

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
Fiscal Period	2021	2020	2021	2020
Numerator:
Net Income (Loss)	$1,521,086	$1,022,753	$4,857,863	$2,104,446

Denominator:
Basic weighted average common shares outstanding	10,830,183	10,739,354	10,786,107	10,727,705
Unused portion of options and restricted stock awards	512,501	552,000	512,501	552,000
Diluted outstanding shares	11,342,684	11,291,354	11,298,608	11,279,705

Net income (Loss) per share

Basic	$0.14	$0.10	$0.45	$0.20
Diluted	$0.13	$0.09	$0.43	$0.19

NOTE 14 – 2017 STOCK INCENTIVE PLAN

On December 6, 2017, the Board of Directors adopted the 2017 Stock Incentive Plan (the “Plan”) with 913,612 shares of Common Stock available under the Plan for issuance. This Plan was approved by Stockholders at its meeting held on or around July 24, 2018.

During the nine months ended July 31, 2020, the Company granted to various eligible individuals options to purchase an aggregate of 555,000 shares of common stock pursuant to the terms of the Plan. During the nine months ended July 31, 2020, 3,000 options lapsed. As of July 31, 2020, there were 322,255 shares available for future issue under the Plan. The total stock compensation expense during the nine months ended July 31, 2020, was $432,965.

During the nine months ended July 31, 2021, the Company granted to various eligible individuals Restricted Stock Awards to purchase an aggregate of 127,500 shares of common stock pursuant to the terms of the Plan. During the nine months ended July 31, 2021 we had 8,000 options lapsing. As of July 31, 2021, 80,314 shares of common stock were issued pursuant the exercise of 169,332 options. 13,333 options vested in March 2021 but remains unexercised as of July 31, 2021. As of July 31, 2021, there were 288,773 shares of common stock available for future issue under the Plan. The total stock compensation expense during the nine months ended July 31, 2021, was $761,233.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2021 and 2020

NOTE 15 -SEGMENT ANALYSIS

Based on the fundamental difference between the types of our offerings products versus services, we operate two distinct reportable segments which are managed separately. Coda Octopus Products (“Marine Technology Business” or “Products Segment”) operations are comprised primarily of sale of underwater technology sonar solutions, products for underwater operations including hardware and software; and rental of solutions and products to the underwater market along with associated support services. Coda Octopus Martech and Coda Octopus Colmek (“Marine Engineering Business” or “Services Segment”) provides engineering services primarily as sub-contractors to prime defense contractors.

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

The following table summarizes segment asset and operating balances by reportable segment as of and for the three and nine months ended July 31, 2021 and 2020, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2021 and 2020

NOTE 15 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended July 31, 2021

Revenues from External Customers	$3,845,051	$1,982,324	$-	$5,827,375

Cost of Revenues	545,243	1,069,723	-	1,614,966

Gross Profit	3,299,808	912,601	-	4,212,409

Research & Development	540,553	135,213	-	675,766
Selling, General & Administrative	860,539	616,378	728,313	2,205,230

Total Operating Expenses	1,401,092	751,591	728,313	2,880,996

Income (Loss) from Operations	1,898,716	161,010	(728,313)	1,331,413

Other Income (Expense)
Other Income	3,554	17	-	3,571
Funding from Paycheck Protection Program	-	-	-	-
Interest Expense	(2,718)	(5,863)	(6,155)	(14,736)

Total Other Income (Expense)	836	(5,846)	(6,155)	(11,165)

Income (Loss) before Income Taxes	1,899,552	155,164	(734,468)	1,320,248

Income Tax (Expense) Benefit
Current Tax Benefit	157,333	260,996	-	418,329
Deferred Tax (Expense) Benefit	(338,098)	108,141	12,466	(217,491)

Total Income Tax (Expense) Benefit	(180,765)	369,137	12,466	200,838

Net Income (Loss)	$1,718,787	$524,301	$(722,002)	$1,521,086

Supplemental Disclosures

Total Assets	$28,820,472	$14,608,555	$934,192	$44,363,219

Total Liabilities	$2,159,921	$844,816	$379,474	$3,384,211

Revenues from Intercompany Sales - eliminated from sales above	$492,579	$44,372	$675,000	$1,211,951

Depreciation and Amortization	$195,103	$24,590	$7,952	$227,645

Purchases of Long-lived Assets	$201,198	$7,655	$30,584	$239,437

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2021 and 2020

NOTE 15 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended July 31, 2020

Revenues from External Customers	$3,053,070	$2,342,966	$-	$5,396,036

Cost of Revenues	653,117	1,123,751	-	1,776,868

Gross Profit	2,399,953	1,219,215	-	3,619,168

Research & Development	394,332	352,625	25,684	772,641
Selling, General & Administrative	496,772	515,547	513,150	1,525,469

Total Operating Expenses	891,104	868,172	538,834	2,298,110

Income (Loss) from Operations	1,508,849	351,043	(538,834)	1,321,058

Other Income (Expense)
Other Income	3,745	126	-	3,871
Interest Expense	(1,718)	(4,672)	(10,190)	(16,580)

Total Other Income (Expense)	2,027	(4,546)	(10,190)	(12,709)

Income (Loss) before Income Taxes	1,510,876	346,497	(549,024)	1,308,349

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	5,532	-	(3,948)	1,584
Deferred Tax (Expense) Benefit	(236,356)	15,155	(65,979)	(287,180)

Total Income Tax (Expense) Benefit	(230,824)	15,155	(69,927)	(285,596)

Net Income (Loss)	$1,280,052	$361,652	$(618,951)	$1,022,753

Supplemental Disclosures

Total Assets	$22,149,613	$14,439,917	$678,515	$37,268,045

Total Liabilities	$1,737,007	$1,392,816	$767,393	$3,897,216

Revenues from Intercompany Sales - eliminated from sales above	$498,312	$8,976	$1,350,000	$1,857,288

Depreciation and Amortization	$261,975	$43,263	$4,677	$309,915

Purchases of Long-lived Assets	$317,892	$23,288	$-	$341,180

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2021 and 2020

NOTE 15 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Nine Months Ended July 31, 2021

Revenues from External Customers	$11,777,739	$4,473,171	$-	$16,250,910

Cost of Revenues	2,462,219	2,511,756	-	4,973,975

Gross Profit	9,315,520	1,961,415	-	11,276,935

Research & Development	1,521,175	383,011	-	1,904,186
Selling, General & Administrative	2,394,986	1,736,004	1,667,607	5,798,597

Total Operating Expenses	3,916,161	2,119,015	1,667,607	7,702,783

Income (Loss) from Operations	5,399,359	(157,600)	(1,667,607)	3,574,152

Other Income (Expense)
Other Income	74,173	51	846	75,070
Funding from Paycheck Protection Program	122,327	526,545	-	648,872
Interest Expense	(8,489)	(15,558)	(18,844)	(42,891)

Total Other Income (Expense)	188,011	511,038	(17,998)	681,051

Income (Loss) before Income Taxes	5,587,370	353,438	(1,685,605)	4,255,203

Income Tax (Expense) Benefit
Current Tax Benefit (Expense)	254,745	498,666	(394)	753,017
Deferred Tax (Expense) Benefit	(356,164)	264,636	(58,829)	(150,357)

Total Income Tax (Expense) Benefit	(101,419)	763,302	(59,223)	602,660

Net Income (Loss)	$5,485,951	$1,116,740	$(1,744,828)	$4,857,863

Supplemental Disclosures

Total Assets	$28,820,472	$14,608,555	$934,192	$44,363,219

Total Liabilities	$2,159,921	$844,816	$379,474	$3,384,211

Revenues from Intercompany Sales - eliminated from sales above	$1,367,619	$184,016	$2,025,000	$3,576,635

Depreciation and Amortization	$707,761	$98,671	$21,077	$827,509

Purchases of Long-lived Assets	$745,405	$13,203	$80,018	$838,626

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2021 and 2020

NOTE 15 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Nine Months Ended July 31, 2020

Revenues from External Customers	$8,377,081	$6,989,152	$-	$15,366,233

Cost of Revenues	1,715,647	3,831,564	-	5,547,211

Gross Profit	6,661,434	3,157,588	-	9,819,022

Research & Development	1,393,757	830,008	190,782	2,414,547
Selling, General & Administrative	2,056,947	1,678,882	1,214,528	4,950,357

Total Operating Expenses	3,450,704	2,508,890	1,405,310	7,364,904

Income (Loss) from Operations	3,210,730	648,698	(1,405,310)	2,454,118

Other Income (Expense)
Other Income	16,242	142	-	16,384
Interest (Expense)	(7,345)	(12,313)	(34,992)	(54,650)

Total Other Income (Expense)	8,897	(12,171)	(34,992)	(38,266)

Income (Loss) before Income Taxes	3,219,627	636,527	(1,440,302)	2,415,852

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	24,968	-	(11,905)	13,063
Deferred Tax (Expense) Benefit	(315,849)	145,713	(154,333)	(324,469)

Total Income Tax (Expense) Benefit	(290,881)	145,713	(166,238)	(311,406)

Net Income (Loss)	$2,928,746	$782,240	$(1,606,540)	$2,104,446

Supplemental Disclosures

Total Assets	$22,149,613	$14,439,917	$678,515	$37,268,045

Total Liabilities	$1,737,007	$1,392,816	$767,393	$3,897,216

Revenues from Intercompany Sales - eliminated from sales above	$801,134	$109,505	$2,025,000	$2,935,639

Depreciation and Amortization	$539,567	$89,688	$14,080	$643,335

Purchases of Long-lived Assets	$758,619	$24,440	$49,615	$832,674

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2021 and 2020

NOTE 15 -SEGMENT ANALYSIS (Continued)

	For the Three Months Ended July 31, 2021
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total

Americas	$962,043	$589,560	$1,551,603
Europe	1,649,281	1,392,764	3,042,045
Australia/Asia	971,563	-	971,563
Middle East/Africa	262,164	-	262,164

	3,845,051	1,982,324	$5,827,375

Equipment Sales	$2,151,520	$782,255	$2,933,775
Equipment Rentals	713,389	-	713,389
Software Sales	153,150	-	153,150
Engineering Parts	-	1,093,176	1,093,176
Services	826,992	106,893	933,885

	3,845,051	1,982,324	$5,827,375

Goods transferred at a point in time	$2,298,962	$670,255	$2,969,217
Services transferred over time	1,546,089	1,312,069	2,858,158

	$3,845,051	1,982,324	$5,827,375

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2021 and 2020

NOTE 15 -SEGMENT ANALYSIS (Continued)

	For the Three Months Ended July 31, 2020
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total

Americas	$1,071,893	$1,753,662	$2,825,555
Europe	240,127	589,304	829,431
Australia/Asia	1,718,644	-	1,718,644
Middle East/Africa	22,406	-	22,406

	$3,053,070	$2,342,966	$5,396,036

Equipment Sales	$2,058,166	$160,537	$2,218,703
Equipment Rentals	119,100	-	119,100
Software Sales	90,540	-	90,540
Engineering Parts	-	1,895,509	1,895,509
Services	785,264	286,920	1,072,184

	$3,053,070	$2,342,966	$5,396,036

Goods transferred at a point in time	$2,148,706	$160,537	$2,309,243
Services transferred over time	904,364	2,182,429	3,086,793

	$3,053,070	$2,342,966	$5,396,036

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2021 and 2020

NOTE 15 -SEGMENT ANALYSIS (Continued)

	For the Nine Months Ended July 31, 2021
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total

Americas	$2,425,850	$1,703,464	$4,129,314
Europe	4,440,036	2,769,707	7,209,743
Australia/Asia	4,466,796	-	4,466,796
Middle East/Africa	445,057	-	445,057
	11,777,739	4,473,171	$16,250,910

Equipment Sales	$8,035,469	$1,096,718	$9,132,187
Equipment Rentals	1,645,942	-	1,645,942
Software Sales	599,425	-	599,425
Engineering Parts	213,956	2,727,892	2,941,848
Services	1,282,947	648,561	1,931,508
	11,777,739	4,473,171	$16,250,910

Goods transferred at a point in time	$8,666,514	$984,717	$9,651,231
Services transferred over time	3,111,225	3,488,454	6,599,679
	$11,777,739	$4,473,171	$16,250,910

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2021 and 2020

NOTE 15 -SEGMENT ANALYSIS (Continued)

	For the Nine Months Ended July 31, 2020
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total

Americas	$2,126,863	$4,899,676	$7,026,539
Europe	1,379,134	2,089,476	3,468,610
Australia/Asia	4,760,390	-	4,760,390
Middle East/Africa	110,694	-	110,694
	$8,377,081	$6,989,152	$15,366,233

Equipment Sales	$5,241,537	$160,537	$5,402,074
Equipment Rentals	947,664	-	947,664
Software Sales	358,467	-	358,467
Engineering Parts	-	5,883,872	5,883,872
Services	1,829,413	944,743	2,774,156
	$8,377,081	$6,989,152	$15,366,233

Goods transferred at a point in time	$5,467,995	$160,537	$5,628,532
Services transferred over time	2,909,086	6,828,615	9,737,701
	$8,377,081	$6,989,152	$15,366,233

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2021 and 2020

NOTE 16 – PAYROLL PROTECTION PROGRAM

In the nine months ended July 31, 2021, two of our US companies, received $648,872 under the second round of the US Government Payroll Protection Program (“Second Round PPP”) for payroll assistance during the Pandemic. The proceeds from the Second Round PPP have been used to pay US employees’ salaries during this period. In the nine months ended July 31, 2021 the Company utilized all of the $648,872 of the Second Round PPP to maintain payroll expense. The loans were forgiven on June 14 and 22, 2021. This amount is recorded in our accounts as “Other Income”.

In the 2020 FY our US companies received $648,872 under the US Government Payroll Protection Program (“First Round PPP”). The proceeds from the First Round PPP were used to maintain payroll expenses. The companies received their First Round PPP loans in April and May of 2020. The amount received under the First Round PPP has now been forgiven under the Program. This amount is recorded in our financial statements of 2020FY as “Other Income.”

NOTE 17 – COVID-19

The Company faces various risks related to the global outbreak of coronavirus disease (“COVID-19”).

The Engineering Services Business is dependent on its workforce to deliver its products and services primarily to the US and U.K. Governments. If significant portions of the Engineering Services Business’s workforce are unable to work effectively, or if the US or U.K. Government and/or other customers’ operations are curtailed due to illness, quarantines, government actions, facility closures, or other restrictions in connection with the COVID-19 Pandemic, the Engineering Services Business’s operations is likely to be severely impacted. The Engineering Services Business may be unable to perform fully on its contracts and costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable either from our customers or under existing insurance policies. At this time, the Company’s management cannot predict with any precision the full extent of the impact which COVID-19 Pandemic will have on the Company, but management continues to mitigate where it can and monitor the situation, to assess further possible implications to operations, the supply chain, and customers, and to take actions in an effort to mitigate adverse consequences. Further, the Pandemic may impact the Company’s results of operations and constrain the opportunity to grow its business operations in the near term.

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

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2021 and 2020

NOTE 18 – INCOME TAXES

The Company’s effective tax rate for the three months ended July 31, 2021 and 2020 was (15.2%) and 19.1%, respectively. The decrease in the effective tax rate for the three months ended July 31, 2021, as compared to July 31, 2020 resulted from the US companies having a taxable loss for the three months ended July 31, 2021 compared to a taxable income for the three months ended July 31, 2020. We also recorded $184,519 related Employee Retention Credits, which reduced the current income tax expense for the three months ended July 31, 2021.

The Company’s effective tax rate for the nine months ended July 31, 2021 and 2020 was (14.2%) and 12.9%, respectively. The decrease in the effective tax rate for the nine months ended July 31, 2021, as compared to July 31, 2020 resulted from the US companies having a taxable loss for the nine months ended July 31, 2020 compared to a taxable income for the nine months ended July 31, 2021. We also recorded $496,485 related to Employee Retention Credits, which reduced the current income tax expense for the nine months ended July 31, 2021.

As of July 31, 2021, we had US federal net operating losses carryforwards of $1,376,727, which expire in 2029.

NOTE 19 – RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the previously reported consolidated financial statements. An adjustment has been made to the disclosures of the composition of property and equipment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information herein contains forward-looking statements. All statements other than statements of historical fact made herein are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

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

General Overview

In the Management’s Discussion and Analysis (MDA) section, the terminologies referenced below are used throughout the MDA section and have the following meanings:

“Current Quarter”	Three-month period ended July 31, 2021
“Previous Quarter”	Three-month period ended July 31, 2020
“Current Nine Month Period”	The Nine-month period ended July 31, 2021
“Previous Nine Month Period”	The Nine-month period ended July 31, 2020

We operate two distinct business operations which are:

●	the Marine Technology Business (also referred to in this Form 10-Q as “Products Business”, “Products Operations” or “Products Segment”); and

●	the Marine Engineering Business (also referred to in this Form 10-Q as “Engineering Business”, “Engineering Operations”, “Services Business” or “Services Segment”).

Our Marine Technology Business designs, manufactures and sells and/or rents underwater solutions, products and services to the underwater commercial and defense markets. Our product offerings comprise hardware, software and services which extend to customization of our technology for customers specific purposes and onsite training and mobilization assistance. The Products Business has operations in the USA, UK and Denmark. The most significant technology in the Products Business’ portfolio is its real time volumetric sonar technology which has unique capabilities for both the commercial and defense underwater imaging sonar markets. To our knowledge this is the only sonar in the world with these capabilities. There are several patents around this technology covering various methods. We have also filed multiple patents concerning our next generation of sonar technology (Echoscope PIPE®). We believe that Echoscope PIPE® is the only technology capable of generating and displaying in real time multiple 4D images of underwater targets. The Products Business generates most of its revenues from its real time volumetric sonar which includes both hardware and proprietary software. Our products are used primarily in the underwater construction market, offshore oil and gas, offshore wind energy industry, complex dredging, port security, search and rescue, salvaging, defense, shallow water and deep-water mining, diving and marine sciences sectors. Our customers include service providers to major oil and gas companies, renewable energy companies, law enforcement agencies, ports, mining companies, defense bodies, research institutes and universities. Increasingly we are performing development work around our technology for US defense bodies. This includes the recent development of a close in visualization real time 3D sonar, specifically for a US defense customer which we delivered in May 2021. This device is currently going through Customer Acceptance Testing. If successful, it will be integrated in new surface vessels, which has the potential to involve multiple sales over the life of the program.

Our Services Business acts primarily as a sub-contractor to prime defense contractors. This Business engineers, sub-assemblies which are utilized in broader defense programs. The Services Business has operations in the USA and UK. Its central business model is the design and manufacture of sub-assemblies for utilization into larger defense mission critical integrated systems (“MCIS”). An example of such MCIS is the US Close-In-Weapons Support (CIWS) Program for the Phalanx radar-guided cannon used on combat ships. These proprietary sub-assemblies, once approved within the MCIS program, afford the Services Business the status of preferred supplier for these items. Such status permits it to supply these sub-assemblies and upgrades in the event of obsolescence or advancement of technology for the life of the MCIS program. Clients include prime defense contractors such as Raytheon, Northrop Grumman, Thales Underwater and BAE systems. This Business generally creates the initial design and prototyping of the first sub-assembly item and once adopted within the designated program, secures ongoing manufacturing contract for the said sub-assembly.

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

Although in the areas of our operation we believe that under the new trade agreement between the UK and EU, there are no trade tariffs or quotas applicable to our products or services, we nevertheless believe that our business is likely to be adversely affected by the withdrawal from the EU by the UK. The withdrawal took effect January 1, 2021 and therefore the full impact of this change in the status of the relationship between the UK and EU, is still not fully understood. However, some of the immediate areas that have impacted us since withdrawal include:

●	New restrictions which prevent our engineers from working freely in EU member countries. Our business relies on our field engineers going to our customers’ sites and assisting with training and mobilizing of our solutions. Under the new arrangement between the EU and UK, our engineers will now need a work permit for EU member countries. However, we are unable to assess the true impact of these new requirements for our engineers since there is uncertainty as to the new procedures further compounded by the border restrictions in EU member countries currently due to the Pandemic.

●	Since the withdrawal in December 2020, there has been wide-scale disruption in shipments between the UK and EU member countries with the introduction of significant customs checks or declarations. This has resulted in significant customs procedures to comply with causing increased costs and delays. Increasingly our European customers are requesting for our products to come from within the European Union as a condition of hiring the equipment. If we are unable to address this in the near future, this will affect the demand for our products in European Union member states. This means that our Danish subsidiary will become increasingly important to the Products Business operations. It also means an increase in the cost of our operations associated with managing a subsidiary in Denmark.

●	There is an acute shortage of engineering skills (both hardware and software) affecting both the Marine Technology Business and the Services Business. This has been further exacerbated by the withdrawal from the EU. The UK Government recently reported that in July 31, 2021 there were in excess of one million unfilled vacancies in the UK and that wages had increased by 8% compared to the same period last year. The inability to recruit staff from EU member state countries in specialized areas such as engineering and software development is having a significant impact on our business and adversely impacts on our ability to advance our technology at a commercially viable pace.

●	The EU member states have harmonized their approach including movement between borders during the Pandemic. With the UK outside of the EU, it follows different Pandemic management rules. This impacts our business ability to travel to EU member states to support our customers and therefore impacts on the demand for our goods and, particularly our support services, such as field installation and training.

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

Impact of the Coronavirus outbreak (“Pandemic”)

General Impact

All our operations continue to be affected by the Pandemic. In broad terms, our operations are acutely impacted by the ongoing reduction in staffing due to applicable quarantine rules and travel restrictions. A significant part of our goods and services are sold to customers in Asia. Due to travel restrictions, since February 2020 we have not been able to travel to support our customers projects or promote our goods and services.

Government Policies on the Pandemic

Our operations are based in a number of countries, with each country establishing different pandemic management related rules. This has generally resulted in a much less predictable working environment for planning and delivering customer projects along with increased project cost.

The ongoing Pandemic crisis has a number of adverse implications for our business:

●	Decrease in productivity which affects profitability of our projects.
●	Project over runs with associated increase costs.
●	A high percentage of staff may be required to quarantine for extended and recurring periods with all the associated implications such as increased costs and delays in finalizing projects. In the UK currently, it is widely reported in the news media, that the National Health Service (NHS) track and trace system is “pinging up to 100,000 people per day to quarantine – referred to as “Pingdemic”) and this is having a debilitating effect on business ability to operate.
●	Higher staff costs due to increased sick pay allowance which varies according to the country where the business operations are located combined with lower productivity.
●	While the number of units of rental of equipment has increased in the Current Quarter, ancillary support services (such as training or mobilization assistance) has reduced significantly. This reduces our rental income. Moreover, our products are complex and without such support, this could impact the customer’s experience thus jeopardizing long term relationships with such customers.
●	The business activities which we can pursue are still very limited and this is an industry-wide problem.
●	Higher costs associated with sending our engineers on customer projects due to requirements for both testing and quarantining upon arrival at the destination.

Impact on Revenues and Earnings

Increasingly governments Pandemic response strategies are fluid with the evolving new strains of the virus. Until the business environment normalizes, we are uncertain as to the extent of the impact the Pandemic will have on our future financial results. In the Current Quarter both the Marine Technology Business and our Engineering Business have been adversely impacted by the constraints caused by the Pandemic causing, among other things, increasing costs of operations, reduction in the demand for our goods and services or postponement of projects.

Impact on Liquidity, Balance Sheet and Assets

Failure to curb the Pandemic in the near future, may adversely impact on our availability of free cash flow, working capital and business prospects. As of July 31, 2021, we had cash of approximately $19.2 million and for the nine months ended July 31, 2021, we generated approximately $3.6 million of cash from operations. Since the beginning of the Pandemic in March 2020, the level of cash generated from our operations has declined. However, based on our outstanding obligations including loans and notes payable (“Instruments”), terms of these Instruments and our cash balances, we believe we have sufficient working capital to effectively continue our business operations for the foreseeable future.

Supply Chain Disruption

Due to the exceptionally high demand in the semi-conductor market, we are experiencing extreme lead times for components which are necessary for the manufacture and service of our products. We are also seeing significant increases in price for these and other routine components. Both the extended lead time, in some instances 40 weeks lead time is being quoted by suppliers, and the price increase may affect our ability to meet customer requirements and make the prices of our products uncompetitive. The Products Business may reasonably endeavor to reduce the impact of the extended lead times by priming its supply chain as far as possible. However, the impact on the Engineering Business is more severe and could grind their operations to a halt, since this part of our business does not know what parts or components are required until their customers place an order for bespoke engineering work. We therefore have a high risk that our Engineering Business’ may be severely impacted by the shortages that we are currently experiencing in the market.

Supplying Products without Training

The underwater imaging products which we supply are complex. Customers benefit from our on-site training program as part of the adoption of the technology. Our customers for our products are globally based. Since February 2020, we have not been able to provide hands-on field support to our customers. Pre-pandemic we would typically supply equipment with engineering support for training and mobilization assistance and would run a number of customer training events. The Pandemic has rendered this impossible due to the various and varying restrictions applicable in the places where our customers reside. Our products are complex and without support, the risks increase for customers’ dissatisfaction, thus jeopardizing the long- term relationship and the reputation of the products.

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

For further discussion of our revenue recognition accounting policies, refer to Note 2 – “Revenue Recognition” in these unaudited consolidated financial statements and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

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

Summary of Consolidated Results of Operations

In the Current Quarter, we have seen less Pandemic-related restrictions on our business. The Products Business rental business activities increased significantly in the Current Quarter. In the Current Quarter we also paid materially less commission to agents on sale. This in turn increased Gross Profit Margins. The Products Business revenues increased by 25.5% over the Previous Quarter. The Services Business revenues (and therefore financial performance) declined during the Current Quarter. This is largely due to continued delay in received defense-related contracts which we anticipated.

We also had a Tax Benefit of $753,017 in the nine months ended July 31, 2021, which was due mainly to U.S. Employee Retention Credits of $496,485.

Segment Summary

Products Business

In the Current Quarter the Products Business generated 66.0% of our consolidated revenues compared to 56.6% in the Previous Quarter. In the Current Quarter revenues were $3,845,051 compared to $3,053,070 in the Previous Quarter, representing an increase of 25.9%. Gross Profit Margin increased by 9.9% and was 85.8% in the Current Quarter compared to 75.9% in the Previous Quarter. This increase in Gross Profit Margin in the Current Quarter is largely attributable to the significant increase in rentals during the Current Quarter coupled with a material reduction in Commissions paid to agents. Rental increased by 499% in the Current Quarter and was $713,389 compared to $119,100 in the Previous Quarter. In the Current Quarter Total Operating Expenses increased by 57.2%, reflecting normalization of our costs since in the Previous Quarter we had contributions to wages and salaries for UK staff under the Government’s Coronavirus Job Retention Scheme. In the Current Quarter Net Income Before Taxes increased by 25.7% and was $1,899,552 compared to $1,510,876 in the Previous Quarter.

Services Business

In the Current Quarter the Services Business generated 34.0% of our consolidated revenues compared to 43.4% in the Previous Quarter. In the Current Quarter revenues of the Services Business declined by 15.4% and was $1,982,324 compared to $2,342,966 in the Previous Quarter. Gross Profit Margin decreased by 6.0 percentage points. Gross Profit Margin decreased in the Services Business largely due to the mix of engineering projects. Total Operating Expenses declined by 13.4%. The main reason for the decline in revenues is the delay in receiving anticipated backlog government related contracts. This is mainly due to the change in US Administration exacerbated by the ongoing Pandemic. Net income before taxes was $155,164 as compared to $346,497 in the Previous Quarter.

Results of Operations for the Current Quarter compared to the Previous Quarter

Revenue: Total consolidated revenues for the Current Quarter and the Previous Quarter were $5,827,375 and $5,396,036 respectively, representing an increase of 8.0%. The Products Business revenues increased from $3,053,070 in the Previous Quarter to $3,845,051 in the Current Quarter, representing an increase of 25.9%. This largely reflects the improvement in the business environment over the Previous Quarter which has seen an increase in the Product’s Business rental activities and associated revenues from those activities coupled with a material reduction in Commissions paid to agents. In the Current Quarter, the Services Business revenues fell by 15.4% and was $1,982,324 compared to $2,342,966 in the Previous Quarter. This fall in the Services Business revenues is due to the significant delay in receiving anticipated defense contracts. This is largely a result of the change in US Administrations exacerbated by the Pandemic which has caused business activities to slow down.

Gross Profit Margins: Margin percentage was stronger in the Current Quarter at 72.3% (gross profit of $4,212,409) compared to 67.1% (gross profit of $3,619,168) in the Previous Quarter.

Gross Profit Margins may vary according to a number of factors. These include:

●	The percentage of consolidated sales attributed to the Products Business. The Gross Profit Margin yielded by the Products Business is generally higher than that of the Services Business.
●	The percentage of consolidated sales attributed to the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials contracts (except for its Thermite® products and our Fire Sprinkler® Products).
●	The mix of sales within the Products Business:

	●	Outright sales versus rentals.
	●	Hardware related sales versus Software related sales.
	●	Extent of Offshore Engineering Support Services provided in the period.
	●	Extent of paid customer engineering work relating to customizing our technology for their purpose.

●	Level of Commissions on sales (both the Services and Products businesses work with a global network of sales agents). Most sales from Asia attract commission as those are typically sales via our Agents/Distributors Network.
●	Level of Assets in Rental Pool and cost of Sales associated with these Assets (and which are subject to depreciation).

Services Business

In the Current Quarter Gross Profit Margins for the Services Business were 46.0% compared to 52.0% in the Previous Quarter.

Products Business

In the Current Quarter Gross Profit Margins for the Products operations were 85.8% compared to 78.6% in the Previous Quarter. Gross Profit Margins increase in the Products Business due to increase in the unit of rentals made in the Current Quarter coupled with a material reduction in Commissions paid to agents compared to the Previous Period.

Since there are more variable factors affecting Gross Profit Margins in the Products Business, a table showing a summary of break-out of sales generated by the Products Business in the Current Quarter compared to the Previous Quarter is set out below:

	Current Quarter Products	Previous Quarter Products	Percentage Change
Equipment Sales	$2,151,520	$2,058,166	Increase 4.5%
Equipment Rentals	713,389	119,100	Increase 499.0%
Software Sales	153,150	90,540	Increase 69.2%
Engineering Parts	-	-	-
Services	826,992	785,264	Increase 5.3%

Total Net Sales	$3,845,051	$3,053,070	Increase 25.9%

Furthermore, in the Current Quarter we incurred Agents Commission expense of $61,600 compared to $185,100 in the Previous Quarter.

Further information on the performance of each Segment including revenues by product and geography in the Current Quarter can be found in Note 15 to the Unaudited Consolidated Financial Statements.

Research and Development (R&D): Total consolidated Research and Development expenditures in the Current Quarter were $675,766 compared to $772,641, representing a reduction of 12.5%.

●	Services Segment.

During the Current Quarter the Services Business R&D expenditures fell by 61.7%. These expenditures were $135,213 in the Current Quarter compared to $352,625 in the Previous Quarter. Research and Development expenditures are incurred by this business in relation to an incubator embedded systems division which it has established. This division is investing in the development of the next generation of the Thermite® range of mission computers for leveraging across our group of companies. Thermite® which has a prestigious customer base, is a ruggedized mission computer with a number of variants which are man worn, backpack worn and simultaneously integrated in the soldier’s helmet and in defense system such as air-borne drones. The next generation of Thermite® (now the Thermite® Octal) is in trials with a number of customers and we would expect to start manufacturing these mission computers for sale when the trials are completed. These trials have been interrupted due to the Pandemic and are yet to restart. In the Current Quarter, R&D expenditures for this Segment decreased due to the Business taking steps to reduce spending in this area until it can restart field trials on the prototype variants it has fielded. Until the field trials are reinstated, our challenge is to lock in the new development requirements, and as such we have reduced our expenditures on Thermite®.

●	Products Segment

R&D expenditures in the Products Business increased from $394,332 in the Previous Quarter to $540,553 in the Current Quarter, representing an increase of 37.1%. In the Previous Quarter R&D expenditures were particularly low as our activities were significantly reduced due to the Pandemic. R&D Expenditures in the Current Quarter include an exceptional item of expenditures of approximately $76,000 which represents a sub-contractor’s costs for development of a new generation of an ASIC device for our sonar technology. We expect to expend $500,000 in this fiscal year on the development of this device.

Segment	July 31, 2021	July 31, 2020	Percentage Change
Services Segment R&D Expenditures	$135,213	$352,625	Decrease of 61.7%
Products Segment R&D Expenditures	$540,553	$394,332	Increase of 37.1%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter was $2,205,230 compared to $1,525,469 in the Previous Quarter, representing an increase in this area of expenditures of 44.6%.

The increase in this area of expenditures in the Current Quarter is largely reflective of the increase in our business activities compared to the Previous Quarter in which our activities were curtailed due to the ongoing Pandemic.

Wages and Salaries increased since in the Previous Quarter we had Pandemic related payroll assistance under the UK Government Coronavirus Job Retention Scheme (“CJRS”) of $91,200 compared to $2,500 in the Current Quarter.

In addition, in the Current Quarter, Legal and Professional Fees increased by 45.7%. This is because in the Previous Quarter, our CEO and Board members agreed certain waivers of fees again due to the uncertainties posed by the Pandemic in the Previous Quarter.

In the Current Quarter we recorded an increase in stock based compensation which was $451,629 compared to $344,666 in the Previous Quarter, representing a 31.0% increase. This relates to certain stock options granted to employees under the Company’s 2017 Stock Option Incentive Plan.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	July 31, 2021	July 31, 2020	Percentage Change
Wages and Salaries	$871,571	$747,613	Increase 16.6%
Legal and Professional Fees (including accounting and audit)	$258,309	$177,248	Increase 45.7%
Rent for our various locations	$13,006	$6,889	Increase 88.8%
Marketing	$7,993	$2,487	Increase 221.4%

Wages and Salaries increased as we normalized our activities which in the Previous Quarter were curtailed due to the ongoing restrictions relating to the Pandemic. In the Previous Quarter this area of expenditure contained contributions received under the UK Government Coronavirus Job Retention Scheme (“CJRS”) for staff who could not attend the offices due to restrictions that were then in place. We also paid $41,400 as employee separation payment.

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

In general, the category of “Rent” is not material for the Business as we own most of premises and facilities. The current category of rent largely reflects the premises we are using in Copenhagen/Denmark which has been established to mitigate as far as possible the impact of the United Kingdom withdrawing from the European Union. In this connection, in the Current Quarter, we have also leased an apartment for 6 months for accommodation of various staff travelling to support the Danish operations.

The Marketing Expenditures in both the Current Quarter and Previous Quarter do not reflect our typical expenditures in this area. Since the Previous Quarter, marketing activities have been severely constrained due to the Pandemic which prevents activities such as travel to customer or attending trade shows. The Marketing expenditures in the Current Quarter increased over the Previous Quarter due to the fact that we are performing more marketing activities than in the Previous Quarter when the global economy was shut down. However, neither the Current Quarter nor Previous Quarter are representative of our typical marketing costs pre-Pandemic. We anticipate that this area of expenditures will increase significantly in the future as we promote our new products and services once the business environment stabilizes with respect to the Pandemic and the associated restrictions.

Operating Income (loss): In the Current Quarter we realized an operating profit of $1,331,413 compared to $1,321,058 in the Previous Quarter, a marginal increase over the Previous Quarter. This is a reflection of the increase in our Products Business’ revenues by 25.5% over the Previous Quarter along with an increase in Gross Profit Margins by 9.9%. We also had a reduction in R&D expenditures by 12.5%, although SG&A expenditures increased by 44.6%.

Interest Expense: Interest expense decreased by 11.1% in the Current Quarter to $14,736 from $16,580 in the Previous Quarter. This is due to reduction in the principal amount outstanding under the debentures held by HSBC NA and which is in accordance with the agreed repayment schedule. This loan matures in December 2021. Please refer to Note 11 – Note Payable to the Unaudited Consolidated Financial Statements for further details pertaining to this HSBC Loan.

Other Income: In the Current Quarter Other Income was $3,571 compared to $3,871 in the Previous Quarter.

Net Income (loss) before income taxes (NIBIT): In the Current Quarter, we realized a profit of $1,320,248 before income taxes as compared to $1,308,349 in the Previous Quarter. Although Total Operating Expenditures significantly increased in the Current Quarter (25.4% over Previous Quarter), NIBIT increased due to our total consolidated revenues increasing along with increase in our Gross Profit Margins (largely due to the Products Business rental income increasing in the Current Quarter and reduction in Commissions paid to agents).

Net Income: In the Current Quarter the Company realized a net income of $1,521,086 as compared to $1,022,753 in the Previous Quarter. Net Income increased due to a number of factors including increase in our total consolidated revenues and Gross Profit Margins coupled with the realization of a tax benefit of $418,329 in the Current Quarter compared to $1,584 in the Previous Quarter. In addition, Deferred Tax (Expense) Benefit in the Current Quarter was ($217,491) compared to ($287,180) in the Previous Quarter.

Comprehensive Income (loss). In the Current Quarter Comprehensive income was $1,260,405 compared to $1,697,632 for the Previous Quarter. This category is affected by fluctuations in foreign currency exchange translation transactions. In the Previous Quarter we realized a gain on foreign currency translation adjustments relating to certain transactions of $674,879 compared to a loss on related foreign currency translation transactions of $260,681 in the Current Quarter.

Results of Operations for the Current Nine Month Period compared to the Previous Nine Month Period

Revenue: Total consolidated revenues for the Current Nine Month Period and the Previous Nine Month Period were $16,250,910 and $15,366,233 respectively, representing an increase of 5.8%. This is largely due to the increase in revenues generated by the Products Business. The Products Business revenue in the Current Nine Month Period was $11,777,739 compared to $8,377,081 representing an increase of 40.6%. The Services Business revenues declined in the Current Nine Month Period and was $4,473,171 compared to $6,989,152, representing a decline of 36.0%. This is largely due delays in receiving backlog defense related orders caused by the change in the US Administrations.

Gross Profit Margins: Margin percentage was stronger in the Current Nine Month Period at 69.4% (gross profit of $11,276,935) compared to 63.9% (gross profit of $9,819,022), representing an increase of 5.5 percentage points in the Current Nine Month Period.

Gross Profit Margins vary according to a number of factors, including:

●	The percentage of consolidated sales attributed to the Products Business. The Gross Profit Margin yielded by the Products Business is generally higher than that of the Services Business.
●	The percentage of consolidated sales attributed to the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials contracts (except for its Thermite® and Fire Sprinkler® products).
●	The mix of sales within the Products Business:

●	Outright sales versus rentals.
●	Hardware related sales versus Software related sales.
●	Extent of Offshore Engineering Support Services provided in the period.
●	Extent of paid customer engineering work relating to customizing our technology for their purpose.

●	Level of Commissions on sales (both the Services and Products businesses work with a global network sales agents). Most sales from Asia attract commission as those are typically sales via our Agents/Distributors Network.
●	Level of Assets in Rental Pool and cost of the sales associated these Assets (and which are subject to depreciation).

Services Business

Gross Profit Margins for the Services Business of 43.8% in the Current Nine Month Period were marginally lower than the Previous Nine Month Period where they were 45.2%.

Products Business

In the Current Nine Month Period Gross Profit Margins for the Products Business were 79.1% compared to 79.5% in the Previous Nine Month Period. Gross Profit Margins were slightly less in the Products Business due to mix of sales, commissions expense on Equipment Sales which was $419,276 compared to $441,744 in the Previous Nine Month Period.

Since there are more variable factors affecting Gross Profit Margins in the Products Business, a table showing a summary of break-out of sales generated by the Products Business in the Current Nine Month Period compared to the Previous Nine Month Period is set out below:

	Nine Month Period 2021	Nine Month Period 2020	Percentage Change
Equipment Sales	$8,035,469	$5,241,537	Increase 53.3%
Equipment Rentals	1,645,942	947,664	Increase 73.7%
Software Sales	599,425	358,467	Increase 67.2%
Engineering Parts	213,956	-	Increase 100%
Services	1,282,947	1,829,413	Decrease 29.9%

Total Net Sales	$11,777,739	$8,377,081	Increase 40.6%

Further information on the performance of each Segment including revenues by product and geography can be found in Note 15 to the Unaudited Consolidated Financial Statements.

Research and Development (R&D): R&D expenditures in the Current Nine Month Period were $1,904,186 compared to $2,414,547 in the Previous Nine Month Period, representing a decline of 21.1%. The significant fall in this area of expenditures in the Current Nine Month Period is two-fold. The Services Business significantly reduced expenditures on the Thermite® development which resulted in a decline of 53.9%. In the Current Nine Month Period these expenditures were $383,011 compared to $830,008 in the Previous Nine Month Period. In addition, in the Previous Nine Month Period, we had $190,782 attributed to Coda Octopus’ development costs for the US Navy First Generation (GEN 1) Head Up Display (HUD) compared to zero in the Current Nine Month Period. In the Current Nine Month Period all development associated with the HUD Development (now GEN 3), are funded by the US Office of Naval Research.

●	Services Segment.

During the Current Nine Month Period the Services Business R&D expenditures decreased by 53.9%. Research and Development expenditures are incurred by this business in relation to an incubator embedded systems division which it has established. This division is investing in the development of the next generation of the Thermite® range of mission computers for leveraging across our group of companies. Thermite® which has a prestigious customer base, is a ruggedized mission computer with a number of variants which are man worn, backpack worn and simultaneously integrated in the soldier’s helmet and in defense system such as air-borne drones. The next generation of Thermite® (now the Thermite® Octal) is in trials with a number of customers and we would expect to start manufacturing these mission computers for sale when the trials are completed. These trials have been interrupted due to the Pandemic and are yet to restart. In the Current Quarter, R&D expenditures for this Segment decreased due to the Business taking steps to reduce spending in this area until it can restart field trials on the prototype variants it has fielded. Until the field trials are reinstated, it is challenging to lock in the new development requirements, and as such we have reduced our expenditures on Thermite®.

●	Products Segment

During the Current Nine Month Period R&D expenditures in the Products Segment increased by 9.1% from $1,393,757 in the Previous Nine Month Period to $1,521,175. R&D expenditures are incurred by this business in connection with investments it makes in developing its products. In the Current Nine Month Period, Products Business R&D expenditures include an exceptional item of expenditure of $172,082 which represents sub-contractor’s costs for development of a new generation of an ASIC device for our sonar technology. We expect to spend $500,000 in this fiscal year on the development of this device. The $172,082 reflects the first phase of the costs associated with this ASIC Device.

●	CRADA – Heads Up Development Prototype Investment

In the Previous Nine Month Period we had costs of $190,782 compared to nil in the Current Nine Month Period. These expenditures were attributed to the Cooperative Research and Development Agreement (“CRADA”). Under the CRADA we collaborated in the development of the first-generation prototype Diver Augmented Visions Display (DAVD) System for Naval Sea Systems Command (NAVSEA) in conjunction with Naval Surface Warfare Center, Panama Division. The first-generation prototype DAVD system has been approved under the CRADA and, accordingly, there will be no further expenditures under the CRADA since the next generations of the DAVD will be funded by ONR/NAVSEA. The second generation of the DAVD has now been signed off and is an Approved Navy USE (ANU) product and is now in use by the Navy. We received $2 million in funding in the current fiscal year for the development of the Third Generation of DAVD.

Segment	July 31, 2021	July 31, 2020	Percentage Change
Services Segment R&D Expenditures	$383,011	830,008	Decrease 53.9%
Products Segment R&D Expenditures	$1,521,175	$1,393,757	Increase 9.1%
Coda Octopus Group, Inc. R&D Expenditures	$-	$190,782	Decrease 100%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Nine Month Period increased to $5,798,597 from $4,950,357 in the Previous Nine Month Period representing an increase of 17.1%.

The increase in SG&A in the Current Nine Month Period compared to the Previous Nine Month Period largely is a result of the normalization of business activities following significant curtailment of activities caused by the Pandemic and reflects increase in the areas of Wages and Salaries (9.2%) and Legal and Professional (11.5%), insurance costs (5.6%) and Stock Based Compensation (75.8%). In the areas of Wages and Salaries, Pandemic related contributions by UK Government to assist payroll fell significantly in the Current Nine Month Period. Similarly Legal and Professional fees of our CEO and Board increased in the Current Nine Month Period, as in the Previous Period, certain waivers of fees were agreed as the outlook for the Pandemic effect on the business was unknown.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	July 31, 2021	July 31, 2020	Percentage Change
Wages and Salaries	$2,501,636	$2,290,484	Increase 9.2%
Legal and Professional Fees (including accounting and audit)	$853,154	$765,320	Increase 11.5%
Rent for our various locations	$31,289	$21,080	Increase 48.4%
Marketing	$67,325	$72,682	Decrease 7.4%

Wages and Salaries increased as we normalized our business activities which were curtailed in the Previous Nine Month Period due to the Pandemic-related restrictions in place. In the Previous Quarter this area of expenditure contained contributions received under the UK Government CJRS for staff who were furloughed because they could not attend the offices due to these restrictions. Contributions received in the Previous Nine Month Period were $160,400 compared to $97,900 in the Current Nine Month Period.

The increase in the “Legal and Professional” category of expenditures in the Current Nine Month Period is a reflection that in the Previous Nine Month Period we had waivers of fees from our CEO and Board of Directors (reflecting the concerns over the impact of the Pandemic on the business). The total of Professional Fees of Officers and Directors were $232,500 in the Current Nine Months and $179,029 in the Previous Nine Months.

In general, the category of “Rent” is not material for the Business as we own the substantial part of the premises and facilities, we use to perform our business activities. The current category of rent largely reflects the premises we are using in Copenhagen/Denmark which location has been established to mitigate as far as possible the impact of the United Kingdom withdrawing from the European Union. We have also recently leased an apartment in Denmark, which will accommodate staff travelling from different locations of the business to support the newly established operations in Denmark.

The Marketing Expenditures in both the Previous Nine Month Period and Current Nine Month Period do not reflect our typical expenditures in this area. Since the Previous Nine Month Period our marketing activities have been severely constrained due to the Pandemic which impacts on activities such as travel to customers or attending trade shows. We anticipate that this area of expenditures will increase significantly in the future as we promote our new products and services once the business environment stabilizes with respect to the Pandemic and the associated restrictions.

We recorded expenses for stock based charges of $761,233 in the Current Nine Month Period compared to $432,965 in the Previous Nine Month Period, representing an increase of 75.8%.

Operating Income: Our income from our operating activities in the Current Nine Month Period was $3,574,152 as compared to $2,454,118 in the Previous Nine Month Period which represents an increase of 45.6%. The increase is largely a reflection of the increase in our revenue in the Current Nine Month Period and Gross Profit Margins coupled with a decrease of 21.1% in Research and Development expenditures.

Interest Expense: Interest expense in the Current Nine Month Period was $42,891 compared to $54,650 in the Previous Nine Month Period, representing a reduction of 21.5%. This is an area that is decreasing due to reduction in the level of secured debentures. The secured debentures mature in December 2021 and we anticipate that all outstanding amounts under the debentures will be satisfied by then. Please refer to Note 11 – Note Payable to the Unaudited Consolidated Financial Statements for further details pertaining to this HSBC NA Loan for more information on this.

Other Income: In the Current Nine Month Period, we had Other Income of $723,942 as compared to $16,384 in the Previous Nine Month Period. Within this category is an amount of $648,872 received in January and February 2021 by our US subsidiaries under the second round of the US Government Payroll Protection Program (“Second Round PPP”) for payroll assistance during the Pandemic. In the Current Nine Month Period the Company has recorded $648,872 as Other Income since these amounts have been fully utilized to defray payroll expenses in that period. Under the Program when the amounts are utilized for qualifying expenditures defined under the Program they are then eligible for forgiveness. These amounts have now been forgiven under the SBA rules. In the Previous Nine Month Period, although we received contributions under the First Round PPP these were recorded in the Previous Nine Month Period as long term debt. These amounts have also been forgiven under the applicable SBA rules.

Net Income before income taxes: In the Current Nine Month Period, we had a net income before income taxes of $4,255,203 as compared to $2,415,852 in the Previous Nine Month Period, representing an increase of 76.1%. This is due to the increase in revenues and gross profit margins. This is a reflection of the increasing normalization of the business environment which in the Previous Nine Month Period were significantly constrained due to the Pandemic and the associated lockdowns and general business uncertainties which affected demand for our goods and services. We are seeing an improvement in the business environment although it has not yet returned to pre-Pandemic levels.

Net Income: In the Current Nine Month Period net income increased by 130.8% to $4,857,863 from $2,104,446 in the Previous Nine Month Period. Net Income increased due to a number of factors including increase in our revenues and Gross Profit Margins coupled with the realization of a tax benefit of $753,017 in the Current Nine Month Period compared to $13,063 in the Previous Nine Month Period. In addition, Deferred Tax Benefit (Expense) decreased in the Current Nine Month Period and was ($150,357) compared to ($324,469) in the Previous Nine Month Period.

Comprehensive Income. In the Current Nine Month Period Comprehensive Income was $5,821,507 compared to $2,310,091 for the Previous Nine Month Period, representing an increase of 152.0%. This category is affected by fluctuations in foreign currency exchange translation transactions. In the Previous Nine Month Period we had a gain of $205,645 on foreign currency translation adjustment transactions compared to a gain on these transactions of $963,644 in the Current Nine Month Period. A large part of the gain relates to a general stabilization of the British Pound against major currencies following clarity on its ongoing trade relationship with the European Union. This has therefore seen the British Pound consistently strengthening against US Dollar.

Liquidity and Capital Resources

At July 31, 2021, the Company had an accumulated deficit of $18,567,759, working capital of $30,946,242 and stockholders’ equity of $40,979,008. For the Nine Months Ended July 31, 2021, the Company’s operating activities provided cash of $3,631,489.

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

The amount outstanding under this loan as of July, 2021 is $193,345. We anticipate that this amount will be satisfied in full in December 2021 when it matures.

Revolving Credit Line

The Company entered into a $4,000,000 revolving line of credit with HSBC NA on November 27, 2019, with interest at the prime rate. The outstanding balance on the line of credit was $0 as of July 31, 2021.

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

The impact of currency fluctuations on the three months and Nine Months ended July 31, 2021 is shown below. For the purpose of this table “Constant Rates” is defined as the spot rate for balance sheet transactions and weighted average exchange rate prevailing in the Previous Quarter for profit and loss transactions.

Table 1: Three Months ended July 31, 2021

	British Pounds		Australian Dollar		Danish Kroner		US Dollar
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
Revenues	3,777,263	3,530,311	-	-	400,270	376,046	4,177,533	3,906,357	271,176
Costs	2,928,980	2,737,488	24,370	21,929	(306,423)	(287,879)	2,646,927	2,471,538	175,389
Net profit (losses)	848,283	792,824	(24,370)	(21,929)	706,693	663,925	1,530,606	1,434,819	95,787
Assets	23,552,970	21,937,692	35,665	34,134	813,115	797,058	24,401,750	22,768,884	1,632,866
Liabilities	(1,746,353)	(1,626,587)	(3,665)	(3,508)	(30,118)	(29,523)	(1,780,136)	(1,659,618)	(120,518)
Net assets	21,806,617	20,311,105	32,000	30,627	782,997	767,535	22,621,614	21,109,266	1,512,348

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, increased our net income on activities in the Current Quarter by $95,787 and increased net assets by $1,512,348. In addition, the Company booked transactional exchange rate losses of $105,792 during the Current Quarter.

Table 2: Nine Months ended July 31, 2021

The impact of currency fluctuations on the Nine Months ended July 31, 2021 is shown below. In this context “Constant Rates” is defined as the spot rate for balance sheet transactions and weighted average exchange rate prevailing in the Previous Quarter for profit and loss transactions.

	British Pounds		Australian Dollar		Danish Kroner		US Dollar
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
Revenues	11,263,147	10,526,780	-	-	759,540	713,573	12,022,687	11,240,353	782,334
Costs	7,777,395	7,268,921	(24,459)	(22,009)	4,097	3,849	7,757,033	7,250,761	506,272
Net profit (losses)	3,485,752	3,257,859	24,459	22,009	755,443	709,724	4,265,654	3,989,592	276,062
Assets	23,552,970	21,937,692	35,665	34,134	813,115	797,058	24,401,750	22,768,884	1,632,866
Liabilities	(1,746,353)	(1,626,587)	(3,665)	(3,508)	(30,118)	(29,523)	(1,780,136)	(1,659,618)	(120,518)
Net assets	21,806,617	20,311,105	32,000	30,627	782,997	767,535	22,621,614	21,109,266	1,512,348

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, increased our net income on activities in the Current Nine Months Period by $276,062 and increased net assets by $1,512,348. In addition, the Company booked transactional exchange rate losses of $208,728 during the Current Nine Months Period.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of July 31, 2021. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Coda Octopus Group, Inc. (Registrant)

Date: September 14, 2021	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: September 14, 2021	/s/ Michael Midgley
Michael Midgley
Chief Financial Officer

