Form 10-K
period 2021-10-31
Coda Octopus Group, Inc.
filed 2022-02-14
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

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

407 735 2406

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE

Securities registered under Section 12(g) of the Exchange Act:

NONE

●	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

●	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

●	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

●	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

●	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

●	State issuer’s revenues for its most recent fiscal year: $21,331,527

●	State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 30, 2021 representing the last business day of the registrant’s most recently completed fiscal year: approximately $46,355,000

●	State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,857,195 as of February 11, 2022.

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

Our Marine Technology Business is a technology solution provider to the subsea and underwater market. It owns key proprietary technology including real time volumetric imaging sonar technology and diving technology, both of which are applicable to the underwater defense and commercial markets. All design, development and manufacturing of our technology and solutions are performed within the Company.

Our imaging sonar technology products and solutions marketed under the name of Echoscope® and Echoscope PIPE® are used primarily in the underwater construction market, offshore wind energy industry (offshore renewables), and offshore oil and gas, complex underwater mapping, salvage operations, dredging, bridge inspection, underwater hazard detection, port security, mining, fisheries, commercial and defense diving, and marine sciences sectors. Our diving technology marketed under the name “CodaOctopus® DAVD” (Diver Augmented Vision Display) addresses the global defense and commercial diving markets and has the potential to radically change how diving operations are performed globally because it delivers a real time information platform for diving and allows diving operations to be performed in zero visibility water conditions and provides real time map of the dive area.

Our Marine Engineering Businesses are suppliers of embedded solutions and sub-assemblies which they design and manufacture and sell into mission critical integrated defense systems such as the Close-In-Weapons System (CIWS). The Services Segment established its business in 1977 and has been supporting a number of significant defense programs for over 40 years, including Raytheon’s CIWS and Northrop Grumman’s Mine Hunting Systems Program. The Services Segment’s business model entails designing sub-assembly prototypes which are utilized in broader defense programs. These prototype contracts typically lead to contracts for the manufacture, repair and upgrade of these sub-assemblies. We are the sole source for the parts that we design and supply into these programs. This business model ensures recurring and long tail revenues since we continue to supply parts, typically for the life of the program, which can span decades. Coda Octopus Colmek, Inc. and Coda Octopus Martech Ltd, each qualifies as a small business. This opens opportunity under state requirements to collaborate with Prime Defense Contractors on these programs.

Due to the above, a significant part of the revenues generated by the Marine Engineering Business is highly concentrated and is derived from a small number of prime defense contractors such as Raytheon or Northrop. In any one year, between 20% to 30% of our consolidated revenues may be derived from these customers individually or collectively.

The Services Segment operates through our wholly owned subsidiaries, Coda Octopus Colmek, Inc (“Colmek”) based in Salt Lake City, Utah, and Coda Octopus Martech Limited (“Martech”) based in Dorset, United Kingdom.

Cross-Group Synergies

Our Marine Technology Business and Marine Engineering Services Business have established synergies in terms of customers and specialized engineering skills for robust, rugged and repeated engineering solutions relating to data acquisition, data computation and display of the data. Increasingly drawing on each part of the business strengths, the Marine Technology Business and Marine Engineering Business work jointly on projects including responding jointly for tenders. We believe the Services Business is important to our overall growth strategy as it brings significant engineering depth for the onward development of our technology solutions. This also ensures more tight control over our intellectual property rights which are important for our market position in the space we operate.

Key Pillars for our Growth Plans

Our volumetric real time imaging sonar technology and our Diver Augmented Vision Display (“DAVD”) are our most promising products for the Group’s near-term growth.

Our real time 3D/4D/5D/6D Imaging sonars are the only underwater imaging sonars which are capable of providing not only complex seabed mapping but inspecting and monitoring in real time 3D/4D/5D /6D moving underwater objects irrespective of water conditions including in zero visibility water conditions (a perennial problem in underwater operations). Competing technology can perform mapping (but not complex mapping) without the ability to perform real time inspection and monitoring of moving objects underwater. We also believe our Echoscope PIPE® is the only technology that can generate multiple real time 3D/4D/5D and 6D acoustic images using different acoustic parameters such as frequency, field of view, pulse length, filters.

Our customers include service providers to major oil and gas (“O&G”) companies, renewable companies, underwater construction companies, law enforcement agencies, navies, ports, mining companies, defense bodies, diving companies, research institutes and universities. We are widely considered the leading solution providers for real time 3D visualization underwater.

We also believe that the DAVD system is poised to radically change the way commercial and diving operations are performed globally by advancing the methods of communication, ability to consume and use digital information and real time imaging sonar data, thereby improving safety and reducing the costs of these operations. The DAVD HUD (Head Up Display) concept is protected by patent and is manufactured and distributed under License from United States Department of the Navy at Naval Surface Warfare Center Panama City Division to the Company.

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

In December 2002, Coda Octopus Ltd acquired OmniTech AS, a Norwegian company, which became a wholly owned subsidiary of the Company, and which subsequently changed its name to Coda Octopus R&D AS. OmniTech owned the patents to a “method for producing a 3-D Image” (which has now expired). At the time of acquisition, this company had been engaged for over ten years in developing a revolutionary imaging sonar technology capable of producing real time three-dimensional (“3D”) underwater images for use in subsea activities. Coda Octopus Products Limited (Edinburgh based) then developed the visualization software to control and display the images from the real time 3D sonar device. This patented technology is now marketed by us under the brand name “Echoscope®” and Echoscope PIPE®. All activities of this now-defunct Norwegian subsidiary, Coda Octopus R&D AS, have been transferred to Coda Octopus Products Limited (Edinburgh).

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

In December 2013 Coda Octopus Products Limited established Coda Octopus Products Pty Ltd (Australia) to grow our presence in Australia and New Zealand. However, since 2020 we have not been able to do meaningful business development due to the Australian borders being closed because of the Coronavirus Pandemic.

In 2017 Coda Octopus Products Limited established a subsidiary Coda Octopus Products A/S in Denmark as part of the mitigation strategy relating to the UK withdrawal from the European Union (See Item 7 Management’s Discussion and Analysis…”).

Coda Octopus Group, Inc., is organized under the laws of the State of Delaware as a holding company that conducts its business through subsidiaries, several of which are organized under the laws of foreign jurisdictions, including England, Scotland, Denmark, Australia and recently India. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries. These companies’ operations must comply with the laws of the countries under which they are incorporated and are likely to be different from the equivalent laws of the United States.

Marine Technology Business (“Products Segment”)

Our Marine Technology Business develops proprietary solutions for both the commercial and defense subsea market. The range of our solutions are complementary and include:

Type of Systems	Description
Geophysical Systems	Comprising Hardware and Software;
GNSS-Aided Navigation Systems (Attitude and Positioning Systems)	Comprising Hardware and Software
Real Time Volumetric Imaging Sonar	Comprising Hardware and Software
Diver Augmented Vision Display System	Comprising Hardware and Software

These products are sold, leased or rented into various marine sectors and include:

●	Marine geophysical survey
●	Offshore Renewables (“Wind Energy”)
●	Underwater construction, inspection and monitoring
●	Diving Companies
●	Commercial and Defense Diving
●	Salvage and decommissioning
●	Oil and Gas (“O&G”)
●	Commercial fisheries
●	Environmental, mammal and habitat monitoring
●	Underwater Defense Applications
●	Marine vehicles and robotics
●	Port and Harbor Security, law enforcement and first responders
●	Research and education

1. Geophysical Range of Products

Our geophysical systems (“GEO”) range of products include geophysical data acquisition systems, processing and analysis software that are used primarily by survey companies, offshore renewable companies, research institutions, salvage companies. The Company’s GEO range of products are used in conjunction with sidescan sonars to survey large areas and create images of the seabed, identify seabed boulders and objects, mark seabed type boundaries and identify existing subsurface structural features, geological layers, and/or buried debris. The Company started its first innovation with this range of products and in fact was the first company to digitalize sidescan sonar data. The Company GEO range is a strong brand in the geophysical market space.

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

3. Real Time Volumetric Imaging Sonars (ranging from 3D/4D, 5D and 6D)

We design, develop and supply what we believe is the world’s most advanced series of real time volumetric imaging sonar. This is the culmination of over 25 years of research and development. This technology is protected by multiple patents. Furthermore, we continue to file patents relating to our new and revolutionary sonars, our 5-Dimensional (5D) and 6-Dimensional (6D) real time volumetric imaging sonars (marketed under the name Echoscope PIPE® (Parallel Intelligent Processing Engine). Our sonar innovations are multi-tiered and extend to hardware, firmware and software, all of which co-exist and are co-dependent on each other. In other words, hardware, firmware and software operate as sub-systems to each other. We believe that the highly complex nature of this new technology will make it extremely difficult to reverse engineer our products. Pioneering this unique technology gives us a significant advantage over our competitors in the subsea real time 3D imaging sonar market sectors. We also believe that our three-tier product development capability of hardware, software and solution delivery adds to our competitive lead.

We believe that this technology is superior to the other imaging sonars in the market as it generates real time 3D, 4D, 5D and 6D images of the underwater environment irrespective of low or zero visibility conditions and, unlike conventional sonars, can image a volume (as opposed to a slice of data) and provide real time 3D inspection and monitoring capability underwater. The capability of our volumetric imaging sonars covers a broad breadth of activities underwater particularly for any form of underwater construction, salvaging, placements, decommissioning, obstacle avoidance and complex underwater mapping.

About the Company’s 5D and 6D Sonars Innovations

5D and 6D sonars are new to the subsea market and constitute an innovation by the Marine Technology Business of the Company. We have several patents pending for these innovations.

5D Sonars (Echoscope PIPE®)

The advancement that the Company has made with its 5D Sonars is the ability to process and utilize much more of the data that is acquired by our volumetric imaging sonars. In the previous generation of our sonars, due to the state of the art of processing generally, there was an upper limit to the quantity of the acquired data that could be processed and displayed by the sonar system. This meant that in the previous generation of sonars when a signal was emitted, it returned a single range and intensity value per beam. In the 5D Sonars we return multiple range and intensity values (Full Time Series (“FTS”)) per beam. This new capability provides more information about the underwater environment. For example, it will give the user the ability to see multiple layers of soft target areas underwater such as gas leaks and suspended sediment above the seabed all concurrently (not one or the other) or concurrent imagery of marine life, sea growth on installations and the installations themselves. FTS will deliver all range values per beam as opposed to either the First (First Above Threshold (“FAT”) or the strongest return (MAX) provided by the previous generation of Echoscope technology. Our 5D capability is protected by a recently granted patent (US 10,718,865 – which concerns a method of compressing beamforming sonar data).

6D Sonars (Echoscope PIPE®)

The Company’s 6D Sonars processes and utilizes much more of the data acquired by the sonar. 6D Sonars are sonars which generate multiple real time 3D Full Time Series Images. In the previous generation of sonars, we could image and display one 3D Image in real time. Our technology generates multiple 3D Images simultaneously in real time using different sonar/acoustic parameters (such as frequency, range, field of view, pulse length and other acoustic filters or shading). Our new technology enables one sensor to provide different 3D/4D/5D/6D data sets (through multiple parallel processing capability) to different parts of the survey team operations in real time per their different operational requirements (thus consolidating the sensors and the associated costs and effectiveness of the solution). 6D Sonars can also record raw data that can be subject to PIPE Offline processing to generate unlimited data outputs. We are not aware of any sonars that can offer either 5D or 6D Capability.

In summary, our previous generation of real time 3D sonar was capable of providing only single acoustic images of underwater objects in real time 3D whereas the PIPE family of sonars is capable of providing multiple acoustic images of underwater objects in real time 3D/4D.

Sonar Hardware

During fiscal 2019, we completed critical innovation and advancement milestones around our core volumetric real time sonar technology. We have now introduced the world’s first 5D and 6D series of volumetric imaging sonar technology. This new series of sonars are marketed under the brand name Echoscope PIPE® (an acronym for Parallel Intelligent Processing Engine). We believe our 5D and 6D series of sonars herald a significant leap forward in real time subsea imaging as this inventive capability allows a single sonar to provide different parts of the survey operations with multiple real time data sets (as opposed to one 3D dataset) for each part of the survey teams’ requirements.

The Differences between our standard Echoscope® sonar series and our newly launched Echoscope PIPE® series of sonars is set out below:

Description	Current Echoscope®	PIPE® Sonars
Real Time Capability	Yes, 4D Images	Yes, 4D, 5D and 6D
Angular Cover Dual Frequency	50[o]x50[o] and 24[o]x24[o]	54[o]x54[o] - 47[o]x47[o] and 32[o]x32[o] - 28[o]x28[o]
Adaptive Frequency Capability	No	Yes
Ping Rate	Up to 20Hz	Up to 40Hz
Multiple Real Time 4D Images	No, one single Real Time Image	Capable of Multiple Real Time Images
Number of Data Points per Single Ping	Up to 16,386	Up to 40 million
Number of Beams and Values per Beam	128x128x1 Value	Up to 180 x 180 with up to 2,500 values (depending on viewing range)
Multiple Sequential Configuration Files to capture data using different parameters	No Capability	Up to 10 Configuration sets for real time capture and display
Full Time Series Raw Data Capture	No Capability	Capture of Raw Data
Full Time Series Raw Data Offline Processing	No Capability	Capable of Raw Data Offline Processing
Multiple Parallel Beamformed Data Output	No Capability	Capable of Multiple Parallel Beamformed Data Outputs
Smart Ping Manager using Frequency, Field of View, Filtering in Real-Time	No Capability	Capable
Adaptative Real Time Beamforming	No Capability	● ● ●	FFT Beamforming Dynamic Co-efficient Beamforming Split Aperture Beamformer

We believe that our Echoscope® technology will shepherd in the new generation of underwater real time 3D imaging sonar which will evolve into a real time information platform and gain market share through the increased adoption of real time 3D volumetric imaging sonar technology. Current competing imaging technologies such as the single beam, multibeam and scanning sonars are either 2D real time imaging sonars or 3D imaging sonars which are not capable of real time 3D imaging. The competing 3D technology, the multibeam, which is the current standard bearer in the market is a sonar for mapping only. The Echoscope® technology can not only map the seabed (and is superior to the multibeam for complex mapping and inspection of complex underwater structures) but can image in real time 3D moving objects underwater and therefore is the primary tool of choice for inspecting and monitoring in real time all types of underwater operations and the only choice in poor visibility conditions. In addition, the Echoscope® can also in many instances enable the user to monitor underwater operations from a surface vessel and in this way replace Remotely Operated Vehicles (ROVs) thus bringing considerable cost savings to our customers.

Prior to January 2018, we were selling our third generation (3G) sonar series. In January 2018 we launched the first product within our fourth generation series of sonars (“4G sonar series”). The 4G sonar series was an important development milestone for the Company and since its introduction has seen increased number of units being sold or rented. Due to the form factor of our previous generation of 3G sonar series this limited the types of subsea vessels/vehicles this generation of sonar could be integrated on (and therefore be used for) due to (i) size; (ii) weight and (iii) power requirements (“form factor barriers”). With the launch of the 4G sonar series we have removed these form factor barriers and can now integrate on the majority of underwater vehicles in the market including the new and fast emerging smaller underwater vehicles such as autonomous surface vehicles (ASVs) and unmanned underwater vehicles (UUVs) which are propelling growth in the underwater market.

The 4G sonar series developments were largely form factor driven as opposed to being based on performance and capability advancements. In fiscal years 2019 and 2020 we continued our innovation of our sonar technology to focus on performance and capability advancements, particularly on the beamforming and the data processing capability of our sonar series. In the previous generation of our sonars, due to limitations in processing capability technology there were restrictions on how much of the captured Echoscope® sonar data could be processed by us. Our previous generations of sonars processed 16,384 pieces of data per sonar ping (compared to around 256 pieces of data per sonar ping for competing technology such as the multibeam). Under our new Echoscope PIPE® sonar series for each signal that is generated by the sonar we receive back up to 40 million pieces of information which we can now process. In this context, we have two recent patents concerning a method of compressing beamforming sonar data and a method of compressing sonar data. We believe that this allows us to deliver to the market the first 5-Dimensional (5D) sonar and 6-Dimensional (6D) sonar capabilities and significantly builds on our 4G sonar series which radically changed the form factor and power requirements which were previously barriers to increased adoption. The advantages offered by our 5D and 6D Sonar Series have been discussed above under the heading (About the Company’s 5D and 6D Sonars Innovations). We started selling Echoscope PIPE® in the market in March 2020. We are also seeing increased interest in Echoscope PIPE® technology in the market especially with OEM underwater vehicle manufacturers.

The release of the Echoscope PIPE® hardware, is a significant milestone. We are now focused on the value add to the technology via firmware and software capability. The finalization of this development now gives the Company a real opportunity to pursue its strategy to standardize this technology in the underwater imaging sonar market. We believe that in order to make the subsea and underwater market more efficient, it is mandatory that the standard moves to a real time 3D information platform. Many underwater operations are stalled due to low visibility water conditions, preventing the remotely operated vehicles (ROVs) from flying and also the lack of ability to utilize the sonar data immediately because it requires post processing, which represents a significant challenge and higher costs. The subsea market is experiencing structural and technology transitional changes including the introduction of the new generation of smaller and lighter vessels (both surface and underwater). This creates a demand for new sensors and solutions for real time 3D imaging. We believe that our lead in this area gives us a real opportunity to increase our market share.

Diver Augmented Vision Display (DAVD) System

Funded by the Office of Naval Research (“ONR”) through its Future Naval Capabilities (FNC) program, and in close collaboration with NAVSEA 00C3 and Naval Surface Warfare Center, Panama City Division (“NSWC PCD”) we have developed a diver see-through integrated information display system (DAVD).

DAVD is a complete end-to-end diver management solution incorporating as a key element a high-resolution, fully transparent glass head-up display (HUD) integrated directly inside the diving helmet (for hard hat surface air supply diving) or full-facemask (for tethered and untethered defense, commercial and recreational diving applications). The DAVD HUD is currently deployed in the world leading and most widely used Kirby Morgan® range of dive helmets and is currently being released in the industry standard Interspiro and OTS full-face masks. The DAVD HUD and system technology is not however limited to these products and applications. We continue to work with NASA who has used the DAVD system at its 6.2 million gallons Neutral Buoyancy Laboratory (NBL) located near the Johnson Space Center in Texas, US. It is now exploring its ‘potential use in NASA’s planned return to the moon’.

Problem In Context

Navy and Commercial diving share common issues and challenges with location, visibility, communication, safety and data and information sharing. Divers work mainly in murky or disorientating water conditions and rely heavily on their sense of touch to navigate and function. They work in the water column, around complex structure and on the cluttered sea bottoms which is neither safe nor efficient. They, and the diver support team, require dark spatial awareness memory as they work, arms outstretched in deep, dark, frigid waters to remember hazardous underwater debris, targets and terrain. Complexity of the task and this challenging environment directly increases risk, stress, and inefficiency for the entire team.

How does DAVD Change this?

The DAVD system addresses all the challenges described above. The DAVD technology benefits not only the diver and direct supervisor on the surface, but also engineers, end-clients, rescue workers and support personnel whom all have vested interest in a successful and safe mission. DAVD provides the location of the diver, the dive support vessel, work site assets and any hazards that are known or discovered in real-time. Real-time compass and depth are also displayed to the diver to reduce disorientation. visibility for Diver and team is dramatically enhanced with both real-time camera and 3D sonar (providing underwater night-vision) and also high-resolution maps and models of the entire work site and surroundings. Communication is transformed from low quality audio speech to high quality digital audio and video, text messaging, visual alerts and automated navigation guidance. The safety of the diver and team is paramount. DAVD ensures the Diver and Supervisor are visually synchronized and can safely coordinate movement, tasks and instructions with full health monitoring and logging of the entire mission. Data and information sharing traditionally ends when the diver leaves the surface. DAVD provides a seamless and effective way to share any type of data, image, video, process or procedure instantly in real-time through the DAVD fully transparent HUD display (equivalent of >100” HD TV in-front of the diver). Data and information also flows up from the Diver to the Supervisor where the diver can look at an asset, make measurements or recordings and the entire task is captured and documented on the DAVD system.

The concept of using a pair of transparent glasses in the HUD for underwater applications is protected by patent and Coda Octopus has an exclusive licence from United States Department of the Navy at NSWC PCD to exploit this patent for all underwater diving activities. The DAVD is a significant technology for both defense and commercial underwater diving applications and we believe that Coda Octopus has the opportunity to standardize this technology globally. The DAVD comprises both hardware comprising the HUD, Diver Processing Pack (DPP) (which is a Thermite® variant), Cables and Topside Control Unit along with 4G USE® DAVD Edition real time visualization software. All these development and products have been designed and developed by the Company.

The DAVD is currently in early-stage adoption with the US Navy and enjoys the benefit of an Approved Navy Use (ANU) product. We have also started marketing (through live demonstrations) this technology to friendly Navies globally and also to the commercial diving market. We have significant interest from a number of reputable global commercial offshore service providers and are working with them for early adoption of the technology and also a number of European friendly Navies including the UK Ministry of Defense (MOD).

GEN 3 of the DAVD which opens the market further by extending support to Full Face Masks (FFM), has now also been released to the Navy for trials.

Sonar Software

Our software development capability is an important part of our strategy to maintain our lead in designing, manufacturing, and selling state-of-the-art real time volumetric imaging sonars and our DAVD System.

Our existing third generation (3G) Underwater Survey Explorer software used in conjunction with our real time volumetric sonars, is a product which we have been developing for over 15 years. Because of technological advancements, including access to off the shelf components for more advanced processing of data (speed and size being factors), in 2016, the Company started the process of re-conceiving and developing its top-end software for our now much more advanced sonars. We have now launched our fourth-generation multi-sensor platform which is marketed under the name “4G USE®”. We have also filed several provisional patents around our 4G USE®. 4G USE® is a multi-sensor platform allowing users to bring in and utilize a variety of sensor data including sonar, positioning, camera, lidar, video processing and other sources of point cloud data and seamlessly merging above and below the water data captured from the sonar and camera. It is also the platform for our DAVD software, and this is marketed under the brand 4G USE® DAVD Edition.

Geophysical Products and Solutions

The Geophysical range of products are important for both Offshore Renewables and O&G. We therefore believe that with the expansion of the markets into Offshore Renewables, we will see an increase in the take up of this product suite, particularly in the global rental market. Our GeoSurvey® and DA4G ranges are strong brands in these markets.

We started our business in 1994 designing and developing the GeoSurvey® software and hardware package for acquisition and processing of sidescan sonar and sub-bottom profiler data. For over two decades, our GeoSurvey has been an industry leading software package in the market for data acquisition and interpretation and provides feature rich solutions and productivity enhancing tools for the most exacting survey requirements. Designed specifically for sidescan and sub-bottom data acquisition, GeoSurvey has been purchased by numerous leading survey companies throughout the world.

The Products Business generates around 2% of its revenues from this range of products. With the launch of the new products based on Artificial Intelligence technology for which we believe there is increased demand we would anticipate our revenues from this product line to increase over time.

Geophysical Hardware

These consist of a range of hardware solutions for field acquisition of sidescan sonar and sub-bottom profiler, which includes analog and digital interfaces compatible with all geophysical survey systems.

In 2018, we introduced our DA4G-USB product. This allows customers to integrate the DA4G hardware into their own PC configuration. Based on the CodaOctopus® DA4G system, it offers the same functionality, robustness and ease of use. CodaOctopus® DA4G is the fourth generation of our successful DA series and is built on twenty years of knowledge, experience and innovation in supplying unparalleled products and service to the worldwide geophysical survey sector. These purpose-built, turn-key, systems incorporate the very latest hardware specifications and are designed and delivered to meet the demanding nature of offshore survey work.

The CodaOctopus® DA4G range consists of a number of options and is backed (like all our products) with global service and support.

This consists of an integrated suite of software that automates the tasks of analyzing, annotating and mosaicking complex data sets, thus ensuring faster and more precise results.

Geophysical Software

Our GeoSurvey® software is supplied to complement our DA4G hardware, offering field acquisition of sidescan sonar and sub-bottom profiler data.

Our Survey Engine software product offers a more advanced post-processing solution for sidescan sonar and sub-bottom profiler data. Designed to streamline processing of very large data sets – many 100GBs – it offers comprehensive processing, interpretation, visualization, reporting and exporting functionality.

We continue to advance this range of products and in 2018 we launched our first product based on Artificial Intelligence techniques which allows us to automatically identify boulders on the seabed – SEADP – “Survey Engine Automatic Object Detection”. This new product presents a real opportunity to radically change workflow process for post-processing and analyzing side scan sonar data to assess, among other things, the suitability of an area for exploration and construction activities (O&G installations, pipeline and cable laying activities). This is in its early stage of roll out and has sparked significant interest. This is an area where we are investing our research and development efforts. We are also seeing good results from SEADP and some good quality early adopters of this new technology in the market.

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

We have had our F180® series in the market for over 15 years and due to advancement of technology and the increasing demand for more precise GNSS Aided instruments, we have now developed our new generation of Motion Products, our F280 Series®.

New Generation of Motion Products

We have now completed the ground up development of our new generation of Motion Products F280 Series® The new F280 Series® is based on more advanced technology and is more accurate than our F180® series. The new technology is much more scalable towards future development of new product variants. The F280Series® is highly complementary to our real time volumetric sonar series and they are packaged together to provide a more comprehensive solution to our customers. The F280® is sold with and without our sonar series. We have now started to market the F280 Series®

Sales and Marketing

We market our products primarily through our website, industry events such as trade shows, webinars and industry relationships. We also have a small internal sales and marketing team which is engaged in marketing and selling our products. In addition, we have a network of non-exclusive independent global sales agents. In 2022, a significant part of our business plan budget is allocated to business development, sales and marketing which will include recruiting new staff for more direct sales and business development.

Coda Octopus Products Limited has the requisite accreditations for its business including being Lloyds Register accredited to ISO 9001:2015 and Cyber Essentials certification.

Marine Engineering Businesses (“Services Segment”)

Our Marine Engineering Businesses comprise Coda Octopus Colmek, Inc. based in Salt Lake City and Coda Octopus Martech Limited based in the United Kingdom.

These two operating entities supply engineered sub-assembly solutions which form part of mission critical integrated defense systems, test equipment, instrumentation, and the like. They operate as sub-contractors to prime defense contractors, and their engineering solutions are typically within broader defense programs where high levels of reliability and quality are essential pre-requisites for securing and maintaining these agreements with their customers. Typically, we prototype products for these customers and after going through various acceptance tests, including first article inspection approvals, we are given the production contracts. Many of these production contracts have a repeat orders profile which typically follows the life cycle of the defense program that is using the production part.

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

Coda Octopus Colmek, Inc. (“Colmek”)

Colmek are suppliers of embedded solutions and sub-assemblies which they design and manufacture and sell into mission critical integrated defense systems such as the Close-In-Weapons System (CIWS). This business was established 1977 and has been supporting several significant US defense programs for over 40 years, including Raytheon’s CIWS and Northrop Grumman’s Mine Hunting Systems Program. Colmek’s business model entails designing sub-assembly prototypes for defense programs which typically lead to contracts for the manufacture, repair and upgrade of these sub-assemblies. We are the sole source for the parts that we supply into these programs. This business model ensures recurring and long tail revenues since we continue to supply parts, typically for the life of the program, which can span decades.

In order to diversify its business opportunity, in June 2014 Colmek completed the acquisition of the Thermite® which is a rugged visual mission computer line and the Sentiris® AV1 XMC video card for $1,100,000 in cash. Colmek also acquired hardware, Thermite inventory and other intellectual property rights (such as software code and trademarks pertaining to these products). Thermite® was acquired with the goal of updating the technology and expanding the market for this rugged mission computer.

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

We consider Thermite® to be an important part of our growth strategy. We have now designed and developed our next generation of the Thermite® Octal.

Within the Diver Augmented Vision Display (DAVD), Colmek supplies the “Diver Processing Pack” which is worn on the diver, and this is a variant of Thermite®.

Other products offered by Colmek include subsea telemetry and data acquisition systems, rugged workstations, analog-to-digital converters and rugged LCD displays.

Competition

In our Products Segment, we are exposed to the following competitive challenges:

Data Acquisition Products (GEO Products)

The industry for data acquisition and processing systems for sidescan and sub-bottom profiler data is fragmented with several companies occupying niche areas, and we face competition from different companies with respect to our different products.

In the field of geophysical products, Triton Imaging Inc., a US-based company, now part of the ECA Group (Toulon, France), Chesapeake, a US-based company, and Oceanic Imaging Consultants, Hawaii, USA, dominate the market with an estimated 25% each of world sales, while we believe that we control approximately 5% of world-wide sales.

GNSS Aided Inertial Positioning and Attitude Measurement Systems (“Motion Products”)

In the field of GNSS-aided inertial positioning and attitude sensing equipment, where our product addresses a small segment of the overall market, we believe that we have four principal competitors: Teledyne Marine (part of US based Teledyne Technologies Inc.) which is focused on the mid-performance segments with an estimated 25% of the market; iXblue, a French company which covers all segments, with an estimated 20% of the market; Kongsberg Seatex AS, a Norwegian company (part of Kongsberg Gruppen) which has products across all segments, with an estimated 15% of the market; and Applanix, a Canadian company (part of Trimble) which has one major product focused on the high end of the market, with an estimated 20% of the market. We believe that our market share in this market segment of motion sensing equipment is about 5%. This market is fiercely competitive and with the advancement of technology coupled with the development of autonomous land and marine platforms there are additional vendors in the market such as SBG Systems S.A.S (a French based manufacturer of motion sensors). We sell our MOTION range as part of our equipment suite to complement our 3D sonar range as well as supplying it individually. The development and introduction of our F280 Series® of GNSS Aided Inertial Positioning and Attitude Measurement System® constitutes our new generation of Motion Products and gives us the opportunity to increase our market share.

Real Time 3D/4D/5D and 6D Volumetric Sonar

In the field of Real Time 3D/4D/5D imaging, we are unaware of other companies offering a similar product. In this context it is important to understand some of the capabilities we bring to this field include:

-	Acoustic Projector/Transmitter design, manufacturing, and testing
-	Acoustic Receiver Array design, manufacturing, and testing
-	Acoustic encapsulation and sensitivity measurement
-	Acoustic Projector/Transmitter beam pattern and sensitivity measurement
-	Pressure housing Design and Manufacture (sonar systems)
-	3D/5D/6D Real-Time digital beamforming (on-device)
-	1D and 2D Digital Beamforming
-	Broadband Beamforming
-	Signal Processing
-	Active High Frequency Sonar Systems
-	Passive Mid Frequency Sonar Systems
-	Data acquisition and recording hardware and software
-	Real-time 2D and 3D sonar visualization rendering and processing software

The entry into this market is dependent upon specialized marine electronics, acoustic and software development skills. The learning curve, which has resulted in the advancement of our real time 3D sonar device, is the culmination of two decades of research and development into this field. Companies such as Kongsberg Gruppen, R2Sonic, LLC, Tritech International Ltd., United Kingdom, BlueView Technologies Inc., USA (now a part of Teledyne Technologies Incorporated), and Norbit Group AS Norway are examples, but none of these sonar offerings are directly comparable or competitors to our real time volumetric 3D/4D/5D and 6D sonar solutions as their scanning sonar, single beam or multibeam sonars are not real time 3D imaging sonars and therefore cannot image moving targets underwater. Specifically, we believe that they do not have the same capabilities as our Echoscope® technology in terms of real time inspection and monitoring by generating 3D, 4D, 5D and 6D images of moving objects underwater including in environments in low or zero visibility conditions. Nor do they have the ability to use a single sonar for multiple real time 3D/4D images simultaneously. Notwithstanding it should be noted that Teledyne has acquired a significant number of substantial subsea companies (examples are Reson and BlueView). Teledyne has much greater resources, liquidity and market reach than our Company and has many operating verticals. We therefore can give no assurance that companies such as these will not enter this market. Furthermore, companies such as Kongsberg Gruppen and Teledyne can expend significantly more in any one fiscal year on R&D and Business Development, key pillars for increasing market share of underwater imaging sonars, than Coda Octopus. Notwithstanding, we believe that our recent development and introduction of 5D/6D - Echoscope PIPE®) sonar capability in conjunction with our software (4G USE® a multi-sensor platform) further distinguishes our volumetric sonars and significantly extends our lead over competitors in the subsea imaging market. We are not aware of any other imaging sonars in the market capable of generating real time 5D and 6D imagery underwater, which are Coda Octopus inventions. The innovations around Echoscope PIPE® are the subject of numerous patent applications.

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

In our Services Segment, we are exposed to the following competitive challenges:

Marine Engineering Businesses

Through our marine engineering operations, Coda Octopus Colmek, Inc. and Coda Octopus Martech Limited, we are involved in custom engineering for the defense industry in the United States and in the United Kingdom. Martech and Colmek compete with larger contractors in the defense industry. Typical among these are Ultra Electronics, BAE Systems, and Thales, all of whom are also partners on various projects. In addition, the strongest competitors are often the clients themselves. Because of their size, they often have the option to proceed with a project under their Prime Defense Contract in-house instead of outsourcing to a sub-contractor like Martech or Colmek.

Intellectual Property

Our product portfolio and technologies are protected by intellectual property rights including trademarks, copyrights and patents. In the last 2 years we have advanced our existing sonar technology and have filed a number of significant patents applications pertaining to these inventions including covering our newly innovated 5D and 6D sonars. Furthermore, we have recently been awarded a patent which concerns a method of predicting and adjusting the laying of cable using sonar imaging. This is a significant patent for Offshore Renewables Market (Wind Energy), which is a rapidly increasing market sector and an important one for our growth. Our Echoscope® and Echoscope PIPE® technology is used for real time monitoring of cable installations for offshore wind projects. This Method which we have patented is used in conjunction with our Echoscope and automates the tracking of the cable (thus removing the need for an Echoscope® operator who previously would be manually clicking on the cable touchdown point). This method covered by our recently awarded patent also projects the cable touchdown point.

Patents

Our patented inventions along with our strategy to enhance these inventions are at the heart of the Company’s strategy for growth and development. We expend a material part of our cash resources in building our Patent Portfolio. We also incentivize our staff by having in place a Patent Reward Scheme.

Our patent portfolio consists of the following:

Patent No.	Description	Expiration Date
US 7,466,628	Concerns a “Method of constructing mathematical representations of objects from reflected sonar signals.”	January 1, 2027
US 7,489,592	Concerns a “Method of automatically performing a patch test for a sonar system, where data from a plurality of overlapping 3D sonar scans of a surface, as the platform is moved, are used to compensate for biases in mounting the sonar system on the platform”.	July 8, 2027
US 7,898,902	Concerns a “method of representation of sonar images” allowing sonar three-dimensional (3D) data to be represented by a two-dimensional image.	July 13, 2028
US 8,059,486	Concerns a method of rendering volume representation of sonar images.	April 16, 2028
US 8,854,920	Concerns a method of volumetric rendering of three-dimensional sonar data sets	June 22, 2033
US 9,019,795	Concerns a method of object tracking using sonar imaging	November 30, 2033
US 10,088,566	Concerns a method of object tracking using sonar imaging	November 26, 2036
US 10,718,865	Concerns a method of compressing beamforming sonar data	March 1, 2039
US 10,816,652	Concerns a method of compressing sonar data	October 28, 2038
Japan 5565964	To provide a method for drilling/levelling thereof by an Underwater drilling/levelling work machine construction device	January 31, 2031
Japan 5565957	To Provide a construction management method by a three- dimensional Sonar by a construction management device	October 31, 2031
US 11,061,136	Concerns a method of tracking unknown possible objects with sonar	March 28, 2039
US 11204108**	Concerns a method of predicting and adjusting the laying of cable using sonar imaging.	March 22, 2039

* This is a significant patent as it covers our new innovation relating to our 5D Real Time Imaging Sonar (a real time sonar providing full time series 3D data) – See above where we discuss more about 5D Sonars under section “About the Company’s 5D and 6D Sonars Innovations”

** This is a significant patent for Offshore Renewables Market. Our Echoscope® technology is used for real time monitoring of cable installations for offshore wind projects. This Method which we have patented is used in conjunction with our Echoscope and automates the tracking of the cable (thus removing the need for an Echoscope® operator who previously would be manually clicking on the cable touchdown point. This method also projects the cable touchdown point.

Trademarks

We own the registered trademarks listed below and they are used in conjunction with the products that we market and sell:

Coda®, Octopus®, CodaOctopus®, CodaOctopus & Design®, Octopus & Design®, F180®, F280®, F280 Series®, Echoscope®, Echoscope 4G®, Echoscope 5D®, 5D Echoscope®, Echoscope 6D®, 6D Echoscope®, Echoscope PIPE® Ping-Pong Echoscope Sonar®, Ping-Pong Echoscope®, Ping-Pong Sonar®, 4G Underwater Survey Explorer®, 4G USE®, Survey Engine®, Dimension®, DAseries®, GeoSurvey® CodaOctopus® Air, CodaOctopus® Vantage; CodaOctopus® UIS; CodaOctopus® USE, Sentiris® and Thermite®.

In addition, we have registered several internet domain names including www.codaoctopus.com; www.codaoctopusgroup.com; www.colmek.com and www.martechsystems.co.uk.

Research and Development (“R&D”)

Research and Development is foundational to our business strategy to ensure our growth strategy and maintain our competitiveness. During the fiscal years ended 2021 and 2020, we spent $2,982,676 and $3,188,389, respectively, on R&D, which in 2021 FY represented a reduction in this area of expenditures by 6.5%. With the crystallization of several significant hardware development projects by the Company, we would expect R&D expenditures to remain materially unchanged in 2022 financial year.

Our products are complex and therefore we can give no assurance that even with spending a significant part of our resources on R&D, we will be successful in our development goals or realize significant monetization of these developments. Furthermore, even following launch of any product we may not succeed. Moreover, we may incur significant research and development expenditures without realizing viable products.

Government Regulation

Because of the nature of some of our products, they may be subject to export control regimes including in the United States, United Kingdom, Denmark and Australia where we conduct business operations. Where our products are subject to such export control requirements, they may only be exported to our customers if there is a valid export license granted by the relevant government body. Moreover, these regulations may change from time to time in these jurisdictions, including the United States, depending on the existing relationship with the country to which the goods are exported. See Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation) for further discussion on this topic.

We are also required to maintain certain accreditations such as ISO accreditation, cyber security certifications, approvals to hold government items or materials and/or certain personnel or facility clearances.

In addition, as a provider for the US Government, we may be subject to numerous laws and regulations relating to the award, administration, Defense Federal Acquisition Regulations (“DFARs”) and performance of US Government contracts, including the False Claims Act. Non-compliance found by any one agency could result in fines, penalties, debarment, or suspension from receiving additional contracts with all US Government agencies. Given our dependence on US Government business, suspension or debarment could have a material adverse effect on our business and results of operations.

Employees

As of the date hereof, we employ approximately 95 employees worldwide, of which 12 hold management positions. A large majority of our employees have a background in science, technology and engineering, with a substantial part being educated to degree and PhD level. None of our employees are employed under a collective agreement and we have not experienced any organized labor difficulties in the past.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Orlando, Florida

Our corporate offices are co-located with our subsidiary Coda Octopus Products, Inc. in Orlando. We own these business premises comprising 3,000 square feet that includes office space and R&D facilities.

Salt Lake City, Utah, USA

Coda Octopus Colmek operates from its premises which comprises 16,000 square feet and includes manufacturing, R&D Facilities and office space. These premises are owned by Coda Octopus Colmek.

Edinburgh, Scotland, UK

Coda Octopus Products Limited (Edinburgh based) operates from its premises comprising 12,070 square feet of internal space and includes manufacturing, R&D Facilities and office space. These premises are owned by Coda Octopus Products Limited.

Copenhagen, Denmark

As a mitigation strategy in relation to the UK leaving the European Union membership, thus limiting trade relations with EU member states, we have established a Danish subsidiary, Coda Octopus Products A/S and leased business premises in Copenhagen, Denmark. The lease is a fixed term lease for the period September 1, 2019 to September 1, 2023.

Annual rent is DKK 131,625 plus Value Added Tax (being an equivalent of $19,660 per annum) with an annual increase of 3%.

Portland, Dorset, UK

Martech uses premises owned by Coda Octopus Products Limited. These premises are located in the Marine Center in Portland, Dorset, United Kingdom, and comprise 9,890 square feet. The building comprises both office space and manufacturing and testing facilities. The lease was on a rent-free basis for a period of 2 years expiring December 31, 2020. Martech resumed paying Coda Octopus Products Limited rent in January 2021, amounting to the equivalent of $56,457 per annum.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the Nasdaq Capital Market under the symbol “CODA” since July 19, 2017. Prior thereto, it had been quoted on the OTCQX since February 8, 2017, under the symbol COGI, and prior thereto, on the OTC Pink Sheets under the symbol CDOC. The following table sets forth the range of high and low bid prices of our common stock as reported and summarized on the Nasdaq, for the periods indicated. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Year Ended October 31, 2021	HIGH	LOW
First Quarter	$6.67	$5.21
Second Quarter	$9.50	$6.95
Third Quarter	$9.90	$7.70
Fourth Quarter	$9.50	$8.31

Year Ended October 31, 2020	HIGH	LOW
First Quarter	$9.26	$6.29
Second Quarter	$7.04	$4.63
Third Quarter	$6.17	$4.41
Fourth Quarter	$6.73	$5.42

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

These solutions and products are used primarily in the underwater construction market, offshore oil and gas, offshore wind energy industry, and in the complex dredging, port security, mining and marine sciences sectors. Our customers include service providers to major offshore renewable companies, oil and gas (“O&G”) companies, law enforcement agencies, ports, mining companies, underwater vehicle manufacturers, Prime Defense Contractors as OEM integrators, defense bodies, fisheries and research institutes.

Our Marine Engineering Business is a supplier of engineering services and embedded solutions (such as mission computers) to prime defense contractors such as Raytheon, Northrop Grumman, Thales Underwater, Atlas Electronik UK and Babcock International Group. Generally, the items supplied into the defense market are sub-systems in broader mission critical integrated systems and thus requires a high level of reliability, consistency in standards and robustness.

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

Factors Affecting our Business

Our business is affected by a number of factors including those set out below:

A.	United Kingdom’s withdrawal from the European Union (“Brexit”)

The UK was a member of the European Union member states for close to 50 years. This membership enabled the freedom of movement of goods, persons, capital and services between member states. Following a referendum in 2016 the country voted to leave the EU. The UK withdrew from its membership of the EU on December 31, 2020. This withdrawal removed these rights.

As part of the withdrawal, the UK Government and EU reached an agreement on December 30, 2020, on trade in certain areas.

The change in the UK EU membership status adversely impacts our business in several important areas:

●	Our shipments into the European Union are subject to customs process. This results in increased costs and time for the processing of shipments. This operates as a deterrent for EU customers to work with us. We endeavor to mitigate this by shipping to our subsidiary in Denmark which ships to our customer. This means increased costs which we are unable to recover and significant delays which may risks the project.

●	Our technology requires training to support its effective implementation. Typically for sales and rentals we would mobilize our engineers to train and assist these customers in set up of the equipment. Under the new trade agreement, we will need to obtain the necessary work permits from the EU member state to which we intend to send our engineer. This will be time consuming and costly and the rules for granting such permit will vary from member state to member state. Furthermore, we have no precedent to know if these permits will be granted.

●	We are not able to recruit from EU Member states without getting work permits. As a result, we are subject to skills shortages and significant increase in the costs of salaries as many technology companies are competing for the same skills.

The Company established a company, Coda Octopus Products A/S, in Denmark to maintain a presence in the European Union and to address some of the foreseeable issues. This subsidiary is crucial for our continued relationship with EU customers.

B.	Currency Risks:

The Company’s operations are split between the United States, United Kingdom, Denmark and Australia. A large proportion of our revenues (approximately 73%) and costs are incurred outside of the USA with a significant part (68.3% of our total revenues) of that in the United Kingdom (“UK”). In addition, a significant part of our assets (both current and fixed) is held in British Pounds by our foreign subsidiaries. Significant currency fluctuations (particularly the British Pound or Danish Kroner versus the US Dollar) may affect our financial results and the value of our assets. With the conclusion of the trade agreement between the UK and EU which removed a lot of the ongoing uncertainty associated with the UK’s withdrawal from the European Union we anticipate the British Pound will be less volatile against other major currencies including the US Dollar.

C.	Impact of Coronavirus Outbreak (referred to in this Form 10-K as “Coronavirus”, “Pandemic” or “COVID-19”)

General Impact

The global outbreak of the Coronavirus has resulted in governments throughout the world, implementing measures restricting the freedom of movement of people and other curtailment of business activities including business closure to curb the spread of the Coronavirus.

The Company’s operations started to be impacted from the Pandemic early in the second quarter of 2020 FY. During the 2020 FY this resulted in a steep decline in our business activities and therefore demand for our goods and services. This caused a fall in revenue with operating expenses remaining relatively fixed. This affected our overall financial performance in the 2020 FY.

Throughout the 2021 FY, we have been impacted less by the Pandemic when compared to the 2020 FY. However, we continue to be affected in that the Marine Technology Business heavily relies on trade shows and in-person visits to various countries such as Japan, South Korea, China and EU-Bloc to meet potential customers and conduct on-water demonstrations. Since March 2020, we have not been able to conduct business development through in-person trips. This has affected the pace of adoption and uptake of our products including both the Echoscope PIPE® and the DAVD systems, which require on-water demonstrations.

Furthermore, we sell our products and solutions globally. We are dependent on these countries allowing foreigners to enter the country. In 2021 FY Japan, China, Singapore, South Korea, Australia and New Zealand did not allow in-person visits. These limitations have severely hampered our ability to increase significant demand for our goods and services.

Finally, the Marine Technology offerings are used at sea. The Pandemic has resulted in an overall reduction of offshore activities. Only high priority projects are going ahead. This directly impacts on the demand for both the sale or rental of our products.

Impact on Revenues and Earnings

Until the business environment normalizes, we are uncertain as to the extent of the impact the coronavirus outbreak will have on our future financial results. The inability to have unrestricted travel and movement which is crucial for in-person customer engagements, severely limits our ability to engage with our potential customers and therefore the opportunity to increase demand for our goods and services.

On the Products Business side, a significant part of our revenues is generated from field customer support work (training, assistance in mobilization of equipment or operating the equipment on behalf of our customers). Coronavirus has caused many of these field projects to be postponed indefinitely – which in turn negatively affects our revenues and financial results.

On the Services Business side, travel is also an important element as many of its engineering projects require customers to come to our facilities to conduct Critical Design Reviews (“CDRs”). Also, in-person customer engagement is important to increase demand for our services. The Pandemic has severely curtailed our ability to proactively engage our customers thereby adversely affecting the pipeline of opportunities we are pursuing. In addition, with Government employees working from home, the opportunity to have in-person engagements is significantly reduced. This directly reduces demand for our services.

Furthermore, the requirements for social distancing measures mean that we are significantly under-utilizing our capacity, particularly production capacity and thus increasing our overall costs of operations.

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

Impact on Liquidity, Balance Sheet and Assets

Failure to curb the coronavirus Pandemic in the near future, coupled with a downturn in the global economic outlook, may adversely impact on our availability of our free cashflow, working capital and business prospects. As of October 31, 2021, we had cash and cash equivalents of $17,747,656 and for the year then ended we generated $3,269,770 of cash from operations. Based on our outstanding obligations including loans and notes payable, their terms and our cash balances we believe we have sufficient working capital to effectively continue our business operations for the foreseeable future.

Products Business Outlook

In the 2020 and 2021 FY we were impacted by varying degrees of limitation caused by the Pandemic.

In the 2020 FY the Products Business revenues were severely impacted by the Coronavirus Pandemic (“Pandemic”). In the Second Quarter of the 2020 FY, the business activities were severely curtained for this reason. Later in 2020 FY, the business climate started to improve with increased moderation of the global lockdown which facilitated more business activities. Notwithstanding, in the 2020 FY our business activities were severely limited by the Pandemic resulting in a steep decline in our financial performance for that period and a sharp reduction in our backlog. This also caused our pipeline of opportunities to shrink as business development, marketing and customer engagements were extremely limited.

In the 2021 FY, we saw an improvement in the business conditions with less restrictions. Nevertheless, have not returned to pre-Pandemic levels. In the 2021 FY we had limited opportunities to participate in trade shows and in-person customer engagements, which are key pillars for increasing the demand for our goods and services. In addition, we sell our products globally with most of our sales from Asia. A key pillar of the promotion and selling of our products is the ability to have in-person visits and engagements with our customers in their home countries and perform on-water demonstration. Also Industry Trade Shows are pivotal for our business development activities. An important trade show in the Asian calendar was the Japanese Offshore Renewable Wind Energy Trade Show which took place in October 2021. Due to the rules in place in Japan, foreign companies were not allowed to attend. The ongoing restrictions have meant that since March 2020, we have had very limited opportunities to travel to visit our customers in-person or perform on-water demonstration of our underwater products. This impacts the Company’s ability to effectively promote its products and solution and therefore increase demands at a viable pace and hinders the building of meaningful pipeline of opportunities.

A significant part of the Products Business human capital and resources are based in the UK. In the 2021 FY period The UK Government introduced a tiered system to manage the Coronavirus outbreak in various regions of the UK. In January 2021, the Scottish Government moved to the highest levels of restrictions which introduced a national lockdown during January. This restriction hampers our ability to have meaningful interaction with our customers and therefore limit the amount of business development activities which we can pursue.

A substantial part of our revenues is generated by our UK operations. With the UK leaving the European Union, we believe that we may realize less sales from the EU member states countries unless we are able to effectively staff the Danish subsidiary, Coda Octopus Products A/S. With the ongoing Pandemic it has remained difficult to effectively recruit and train staff for our Danish operations.

We rely on specialist software development skills. There is an acute shortage of these skills which has resulted in reduced resourcing of these skills in our business and at the same time significantly increased costs associated with securing these skills. This impacts our ability to service and develop our products and/or serve to increase our overall costs, and therefore may impact on our financial results.

We rely on sophisticated electronics for our products, and we anticipate delay in the supply chain and increases in prices. This may affect, among other things, our gross margins and ability to fulfill customer orders in a timely manner along with a resulting decline in revenues.

In the 2021 FY the Products Business revenues were $15,804,222 compared to $11,278,181 in the 2020 FY, representing an increase of 40.1%.

Services Business Outlook

In the 2021 FY the Services Business revenues were $5,527,305 compared to $8,765,629 in the 2020 FY, representing a fall of 36.9%.

In 2020 FY the Services Business mainly executed backlog orders and therefore although it was affected by the Pandemic, it could use its resources on the backlog work. In 2021 FY due to the Pandemic, the Services Business had difficulties in performing business development and thereby increase the demand for its services. This was further compounded by the delays in receiving anticipated orders from Prime Defense Contractors.

The ongoing Pandemic combined with the protractedness of Defense Contracting has affected the performance of the Services Business.

The Services Segment business opportunities are concentrated around a few US Prime Defense Contractors and is very dependent on securing sub-contracts from these primes. This also means that the Services Segment revenues are from a highly concentrated source. Furthermore, a change in Administration always has the effect of delaying spending including on new defense projects and this is typical for the first year of the new Administration.

D.	Political Landscape/Exporting to China

We sell our products globally and increasingly to Asia. The recent change in both the US and UK Governments attitude towards trade with China and to a lesser extent the European Union member states, directly affects the sale of our products to customers based in China. Our real time 3D sonars which are rated above 300 meters along with our inertial navigation and attitude measurement sensors (F280® series) are subject to export control for certain countries, including China. We also are not allowed to promote our DAVD technology in China.

In December 22, 2020 the US Government Department of Commerce (Bureau of Industry and Security, Commerce) amended the Export Administration Regulations (EAR) to add seventy-seven (77) Chinese entities “determined ….to be acting contrary to the national security or foreign policy interests of the United States”. The amended EAR in general states that there is a “presumption of denial” of grant of export licenses to these entities and their affiliates. In a new pronouncement dated November 4, 2021, the US Government has expanded the list significantly which is an indication that the US Government policy and disposition towards China is hardening and companies in the technology space will increasingly find it difficult to sell to China due to government restrictions.

The UK Government is generally in lock step with the US Government’s position and recently, refused to grant export licenses for several applications for end users in China for the first time in 25 years of our dealing with the UK Export Control Organization. The curtailment of access to this market due to refusal to issue export licenses is likely to significantly impact our revenues from Asia.

Furthermore, even though our sonars which are rated at 250m or less do not require export licenses for China, and our other products such as our geophysical products and Pan & Tilt devices, the UK Customs are now indiscriminately seizing all our shipments which are destined for China.

In 2020 FY we were unable to meet demand for $1,300,000 of sales order for China, due to refusal by the UK Government to issue export licenses. In the 2021 FY we had much less sales/opportunities enquiries from China than previous years.

The removal of China as a trading partner is likely to have significant negative impact on our revenues and growth strategy. China has one of the largest planned investment programs for offshore renewables, the market for which most of our technology is used for in China. After significant business development in China, we had started to see persistent and credible growth for our products in this market. Unless there is a change in this policy, we are likely to see a decline in growth and sales into the Chinese Market. It is estimated that around 50-75 multibeam sonars are sold to China Commercial Market each year (approximately $10 million). It is this market we had started to make significant inroads in to increase our global market share. Unless the Government’s current policy/stance changes and becomes favorable to resumption of trade with China, we are unlikely to realize this potential.

E.	Supply Chain Disruption

Due to the exceptionally high demand in the semi-conductor market, we are experiencing extreme lead times for components which are necessary for the manufacture and service of our products. We are also seeing significant price increases for these and other routine components. Both the extended lead time, in some instances 99 weeks lead time is being quoted by suppliers, and the price increase may affect our ability to meet customer requirements and make the prices of our products uncompetitive. The Products Business may reasonably endeavor to reduce the impact of the extended lead times we are experiencing by priming supply chain as far as possible. However, the impact on the Engineering Business is more severe and could grind their operations to a halt since this part of our business does not know what parts or components are required until their customers place an order for bespoke engineering work package. We therefore have a high risk that our Engineering Business’ may be severely impacted by the shortages that we are currently experiencing. The increase in inventory in our financial statements evidence our mitigation strategy to increase inventory where we can.

Our technology is based on electronics that are designed and manufactured to our specification exclusively for us. These electronic components are costly. Advancement in technology may make these specialized components or circuits obsolete. Reengineering these key components could result in significant capital expenditure and also may cripple the production of our products since quick replacements cannot be found and would require new engineering work. Furthermore, there is no broader market for these components.

F.	Significant Increase in the Price of Raw Materials

In addition to the disruption in the Supply Chain, we are also experiencing very significant increase in price of raw materials which we are unlikely to be able to pass on to our customers. These increases may make the cost of making our products prohibitive and uncompetitive and could affect our margins and also the viability of our business.

G.	Defense Federal Acquisition Regulation Supplement (“DFARS”)

As a sub-contractor to Prime Defense Contractors in general we are subject to flow-down from their contract with the Government. Some of these flow downs may be onerous. Recently we have been receiving DFARS for mandatory vaccination against COVID-19 of all our staff members who work in the Services Business in the US under Executive Order 14042. Executive order 14042 also establishes Safety Protocols for Federal Contractors/Subcontractors to safeguard against the spread of COVID-19. As a small business with limited resources and inability to attract key skills central to the business activities (engineering, software development etc), if we are unable to implement the DFAR due to personnel not willing to have the vaccination, we could lose vital skills which could impact our ability to provide the services we do, particularly in this competitive climate which currently prevails. The impact of losing staff is greater for a small business where it has limited surplus resources and necessarily suffers from a high degree of concentration of skills.

H.	Shortage of Key Skills/Resourcing Levels

We are experiencing an extreme shortage of personnel with key skills which are critical to our business, such as electronic. software development skills, technical support engineers, field support engineers and business development skills. Recently, it was widely reported in both the UK and US media that there were over 1,000,000 unfilled vacancies.

This situation is further compounded by significant global increases in salaries. In addition, with the UK withdrawing from EU membership, this exacerbates an already critical situation for businesses.

Since we are a small business, we are hindered in our ability to compete for certain specialized electronic engineering skills as our remuneration package is not as competitive as those offered by bigger companies which are competing for the same skills.

We are looking to address the skills shortage by establishing a subsidiary in India, where potentially software development skills and support engineers’ skills are more readily available (as we do not believe the local situation will improve in the near future- given the different Tech companies that are competing for the same skills). We can, however, give no assurance that this will serve as adequate mitigation for this issue.

I.	Supplying Products without Training

The underwater imaging products which we supply are complex. Customers benefit from our on-site training program as part of the adoption of the technology. The customers for our products are globally based. Since February 2020, we have not been able to provide hands-on field support to our customers. Pre-pandemic we would typically supply equipment with engineering support for training and mobilization assistance and would also provide a number of customer training events. The Pandemic has rendered this impossible due to the various and varying restrictions applicable in the places where our customers reside. Our products are complex and without support, there is substantially increased risks for customers’ dissatisfaction, thus jeopardizing the long- term customer relationship and the reputation of the products.

J.	Government Spending for Defense:

We are dependent on the timely allocation of funds to defense procurement by governments in the United States and the United Kingdom. A large part of our revenues in the Services Segment derives from government funding in the defense sector. In general, where there is a change of government, spending priorities may change from those priorities of the previous Administration. This may adversely impact on our revenues. Furthermore, the US Federal Defense Budget is dependent on the New Administration being able to secure approval in Congress for the defense budget. The slim majority on which the current Administration operates is likely to hinder future spending on new defense projects.

K.	Investments:

We lack the financial resources to advance our flagship technology at the commercially appropriate pace required to capture new markets and increase our sales which could facilitate new entrants to the market. For example, Teledyne Technologies Incorporated, a multi-billion company, has in recent years acquired a number of subsea companies that may speed up their entry into our market.

In relative terms, the Company has limited external sources of capital available, and as such is reliant upon its ability to sell its products and services to provide sufficient working capital for its operations and obligations. Notwithstanding, on or around November 27, 2019 the Company secured a $4 million Revolving Credit Line from HSBC NA, its current bankers, which can be used for working capital purposes, including expansion activities as required. This line of credit is subject to annual renewals by HSBC.

L.	Technological Advancement:

A significant part of our growth strategy is predicated on our flagship real time volumetric imaging sonar technology and our Diver Augmented Vision Display (DAVD) solution. The technology space is inherently uncertain due to the fast pace of innovations and therefore we can give no assurance that we can maintain our leading position in these areas or that innovations in other areas may not surpass our solutions that we currently supply to the subsea market. An example of new technology entering the subsea market is LIDAR technology. However, unlike our sonar technology, LIDAR technology cannot be employed in zero visibility conditions and cannot generate a volume pulse or image moving objects required for real time inspection and monitoring underwater.

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

Regarding our Products Segment, all of our products are sold on a stand-alone basis and those market prices are evidence of the value of the products. To the extent that we also provide services (e.g., installation, training, etc.), those services are either included as part of the product or are subject to written contracts based on the stand-alone value of those services. Revenue from the sale of services is recognized when those services have been provided to the customer and evidence of the provision of those services exist.

For further discussion of our revenue recognition accounting policies, refer to Note 2, paragraph h – “Revenue Recognition” in the financial statements.

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

Goodwill and Intangible Assets

Goodwill and intangible assets consist principally of the excess of cost over the fair value of net assets acquired (i.e., goodwill), customer relationships, non-compete agreements and licenses. Goodwill was allocated to our reporting units based on the original purchase price allocation. Goodwill is not amortized and is evaluated for impairment annually or more often if circumstances indicate impairment may exist. Customer relationships, non-compete agreements, patents and licenses are being amortized on a straight-line basis over periods of 2 to 15 years. The Company amortizes its intangible assets using the straight-line method over their estimated period of benefit. We periodically evaluate the recoverability of goodwill and intangible assets and carefully consider events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

Step 1 of the goodwill impairment test used to identify potential impairment compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future discounted cash flows, exceeds the carrying amount, goodwill is not considered impaired. The Company has adopted Accounting Standards Codification 2017 – 04, Simplifying the Test for Goodwill Impairment, which permits the Company to impair the difference between carrying amount in excess of the fair value of the reporting unit as the reduction in goodwill.

At the end of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the reporting unit compared to the fair value of the reporting unit. To date, the Company has not had any goodwill impairments.

Fiscal Year 2021 Consolidated Results of Operations

In this Form 10-K, the following meanings are ascribed to the terminologies set out immediately below:

FY	Financial Year
2020 FY	Means the Fiscal Year ended October 31, 2020
2021 FY	Means the Fiscal Year ended October 31, 2021

Although in the 2021 FY our financial results have improved over the 2020 FY, this should be contextualized by the fact that starting in the second quarter of the 2020 FY, our business was severely curtailed by the Pandemic resulting in a steep decline in our financial performance in 2020 FY.

Even though in the 2021 FY our financial results have improved over the 2020 FY, we are still not back to pre-Pandemic conditions, and we continue to be affected by constraints associated with the ongoing Pandemic. This in turn affects our business opportunities including limiting the sales and marketing effort that we can perform since our markets are global with a significant emphasis on Asia for our Marine Technology Business. It also reduces demand for our products and services and impacts on the pipeline we can build for future business.

However, the Business is still impacted by the constraints placed upon the global business environment from the ongoing Pandemic and the various measures taken by respective governments such as limitations on opening of business, quarantining rules or restrictions on travel (both domestic and abroad) and excluding foreigners from entering into the country (Japan, Singapore, China and South Korea, which are important markets for us). In addition, the Services Business financial performance in the 2021 FY was significantly below our business plan goals and this was largely due to delays in securing defense orders and to conduct meaningful business development activities, all of which impacted on the performance of the Services Business, and thus, the overall performance of the Group. Because of the slim congressional majority that the US Administration is operating with in a very divided political climate this has hindered the pace of defense spending and anticipated awards of projects.

In the 2021 FY, the Products Business generated 74.1% of our consolidated revenues and our Services Segment generated 25.9% of our consolidated revenues. In the 2020 FY the Products Business generated 56.3% of our consolidated revenues and our Services Segment generated 43.7% of our consolidated revenues.

In the 2021 FY we received $648,872 under the Paycheck Protection Program (PPP) from the US Government. This amount was utilized in accordance with the purpose and objective of the program and has now been forgiven. The amount was recorded in our financial statements as “Other Income”. We also received $135,000 from the UK Government under its Coronavirus Job Retention Scheme (“CJRS”), this reduced our Selling General & Administrative Expenses. In 2021FY we also received a benefit of $701,568 in Employee Retention Credits which resulted in the reduction of our tax obligations.

Comparison of fiscal year ended October 31, 2021 to fiscal year ended October 31, 2020

The information provided below pertains to the Company’s consolidated financial results. For information on the performance of each Segment including the disaggregation of revenues and geographical split, see Note 12 (“Segment Analysis”) of our audited Consolidated Financial Statements of October 31, 2021 and 2020.

Revenue:

Year Ended October 31, 2021	Year Ended October 31, 2020	Percentage Change
$21,331,527	$20,043,810	Increase of 6.4%

We realized an increase in revenues in the 2021 FY compared to the 2020 FY.

This is largely due to an increase in the revenues of the Products Business.

Products Business Revenues 2021 FY	$15,804,222
Products Business Revenues 2020 FY	$11,278,181
Services Business Revenues 2021 FY	$5,527,305
Services Business Revenues 2020 FY	$8,765,629

The Products Business revenues increased by 40.1% in the 2021 FY over the 2020 FY and the Services Business revenues declined by 36.9% over that same period. Notably, equipment sales and rental revenues generated by the Products Business increased significantly over the 2020 FY.

During the year ended October 31, 2021, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $2,484,173, or 12% of net revenues during the period. Total accounts receivable from this customer as of October 31, 2021 was $468,149 or 11% of accounts receivable.

Gross Margin:

Year Ended October 31, 2021	Year Ended October 31, 2020	Percentage Change
69.2%	63.5%	Increase of 5.7 percentage points
(gross profit of $14,769,718)	(gross profit of $12,729,448)

Gross Profit Margins reported in our financial results may vary according to several factors. These include:

●	The percentage of consolidated sales attributed to our Marine Technology Business. The Gross Profit Margin yielded by the Marine Technology Business is generally higher than that of the Services Business;
●	The percentage of consolidated sales attributed by the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials contracts (except for its Thermite® products);
●	The mix of sales within the Marine Technology Business including:
● Outright Sale versus Rentals;
● Hardware Sale versus Software;
● Mix of Services rendered in the period – Offshore Engineering Services versus Paid Customer Research and Development Projects
●	The mix of engineering projects performed (design prototyping versus manufacturing), may also affect Gross Profit Margins;
●	Level of applicable commissions earned by Third Party Sales Agents or Distributors on sales of our Products.
●	Level of Depreciation associated with rental assets used by the Marine Technology Business for servicing the rental market.

In the 2021 FY Gross Profit Margins for the Marine Technology Business were 79.9% compared to 80.0% in the 2020 FY. For the Services Operation these were 38.6% in the 2021 FY compared to 42.3% in the 2020 FY.

Since there are more variable factors affecting Gross Profit Margins in the Marine Technology Business, a table showing a summary break-out of sales generated by the Marine Technology Business in the 2021 FY compared to the 2020 FY is set out below:

	2021 FY Products	2020 FY Products	Percentage Change
Equipment Sales	$10,914,124	$7,183,580	51.9%
Equipment Rentals	2,324,773	1,361,151	70.8%
Software Sales	669,968	453,638	47.7%
Engineering Parts	-	-	N/A
*Services	1,895,357	2,279,812	(16.9)%

Total Net Sales	$15,804,222	$11,278,181	40.1%

* Due to the restriction on global travel, the Marine Technology Business is often unable to attend customers sites to assist with engineering services such as set up of equipment and training. Since 2020 we have largely been supporting customers remotely and, in principle, we are less able to recover fees for virtual/on-line support. The reduction in revenue for this category reflects this shift.

In the 2021 FY we paid $605,620 in commission compared to $610,088 in the 2020 FY. Although equipment sales increased significantly, there was a higher percentage of direct sales in the 2021 FY compared to the 2020 FY where a significantly higher percentage emanated from Asia thus attracting more commission.

For more detailed information on the composition and disaggregation of our revenues, please refer to Note 13 (“Disaggregation of Revenue”) of our audited Consolidated Financial Statements of October 31, 2021 and 2020.

Research and Development (R&D):

Year Ended October 31, 2021	Year Ended October 31, 2020	Percentage Change
$2,982,676	$3,188,389	Decrease of 6.5%

Research and Development costs are, in general, an ongoing cost for the Marine Technology Business operations since it will need to either maintain the products it has in the market or continue to advance these products to keep them competitive (both in price and performance) and to expand the product offerings which we have in the market.

In this connection, we continue to invest in research and development to further our business goals including maintaining our lead in the real time volumetric imaging sonar sector (Marine Technology Business) and becoming an embedded supplier of mission computers through re-engineering our Thermite® (now Thermite® Octal) via our Services Business and launching derivatives of the newly designed Thermite® Octal. The key unique selling point for the Thermite® range that is a rugged COTS system that we can customize these for specific customer requirements. Competing companies sell standard COTS mission computers and, in general, do not offer customize solutions. This is the business opportunity for our Thermite technology.

In the 2021 FY this category of expenditure decreased by 6.5%. The decrease is largely due to reduced spending in this area in the Marine Engineering Business (expenditures fell by 54.6% and was $473,569 in the 2021 FY compared to $1,042,243). This reflects our strategy to reduce expenditures on the Thermite® Octal development until we can gage customer requirements through the demonstrations and other engagements that we were performing pre-Pandemic.

In 2021 FY the Products Business continued to develop the range of its product offerings including its volumetric real time imaging sonar series, the new inertial navigation and positioning system (its new F280® series), its new sonar software platform and 4G USE® Software Development. The Products Business has now crystallized many of these developments and we do not expect this area of expenditures to materially increase in the 2022 FY.

In the 2020 FY, we had $190,000 of R&D expenditures attributable to the Diver Augmented Vision Display (DAVD) System which was during that period funded by the Group. The subsequent generations of the DAVD (GEN 2, GEN 3 (and now GEN 4) are funded by the Office of Naval Research.

In the 2021 FY we have incurred exceptional expenses of $363,900 for sub-contracting costs for an ASIC device for our sonar series. The overall anticipated expenditure for the new ASIC device is approximately $1 million. The current ASIC device being used is obsolete and this has necessitated the development. We anticipate that we will complete the development of the ASIC Device in FY 2022.

Changes in this category by Segment are set out immediately below:

Description	Amount	% increase / (decrease)
Marine Technology Business (Products Segment) 2021FY	$2,509,107	28.3%
Marine Technology Business (Products Segment) 2020FY	$1,955,364
Marine Engineering Business (Services Segment) 2021 FY	$473,569	(54.6)%
Marine Engineering Business (Services Segment) 2020 FY	$1,042,243
Coda Octopus Group, Inc. 2021 FY (representing the Head Up Display Costs)	$-	(100.0)%
Coda Octopus Group, Inc. 2020 FY	$190,782

Selling, General and Administrative Expenses (SG&A):

Year Ended October 31, 2021	Year Ended October 31, 2020	Percentage Change
$7,915,575	$6,737,294	Increase of 17.5%

SG&A in the 2021 FY increased by 17.5% over the 2020 FY period. There are several factors which account for this increase. Some of the material factors are:

●	Pandemic Relief Contributions: In the 2020 FY we had certain contributions relating to Pandemic-relief under the UK Government’s Coronavirus Job Retention Scheme (“CJRS”). Although in the 2021 FY we had some contributions under the CJRS, these amounts were reduced by 91%. This affects the area of Wages and Salaries.
●	Increase in Legal and Professional Fees. In the 2020 FY due to the uncertainties of the impact of the Pandemic on the Business, we had certain waivers of fees by our CEO and Board members which, in the 2020 FY reduced expenditures relating to this category. In the 2021 FY we also incurred bonus costs of $100,000 to our CEO. We also paid bonus of $55,034 to a key member of staff.
●	Stock Based Compensation Expenses (Non-Cash Item). In the 2021 FY we expensed $1,050,821 for stock based compensation as compared to $610,780 in the corresponding 2020 FY, representing an increase of 72%

Further discussions on SG&A are set out immediately below.

Key Areas of SG&A Expenditure across the Group for the year ended October 31, 2021 compared to the year ended October 31, 2020

Expenditure	October 31, 2021	October 31, 2020	Percentage Change
Wages and Salaries	$3,361,494	$3,194,061	Increase of 5.2%
Legal and Professional Fees (including accounting, audit and investment banking services)	$1,284,590	$1,004,340	Increase of 27.9%
Rent for our various locations	$51,443	$55,581	Decrease of 7.4%
Marketing	$48,214	$92,296	Decrease of 47.8%

We incurred a material increase in the category of expenditures relating to Wages and Salaries. In the 2020 FY we had contributions under the CJRS of $257,844 compared to $135,000 in the 2021 FY. Without this contribution, the real cost of Wages and Salaries in the 2021 FY would be $3,496,494 and $3,451,905 in the 2020 FY. Due to the scarcity of skills, we require for our business we are experiencing a significant pressure in the costs of Wages and Salaries. Market conditions for wages and salaries have changed significantly. We are seeing a persistently sharp rise in the costs of labor in the market and therefore anticipate that this area of expenditures will continue to increase in the 2022 Financial Year.

In the 2021 FY expenditures relating to the category of “Rent” reduced by 7.4% compared to FY 2020. Rent is not a material expenditure in the Group as most premises which we now use for our business operations are owned by the Company except for premises used in Denmark and other small storage facilities that we use in other parts of the Group.

In 2021 FY expenditures relating to the category of “Marketing” was reduced by 47.8% due to decreases in travel and trade show costs as a result of the Pandemic which restricted movement of people. In the event that the Pandemic should recede allowing for unrestricted global travel this is an area of expenditures which we project will increase significantly. We are also investing in building a global brand for our products and this will require significant investment in the 2022 through to 2024 Financial Years – subject to the Pandemic-related barriers discussed throughout being removed. We are budgeting approximately $400,000 per year for marketing within our business plan. These amounts will include personnel costs, marketing equipment and material costs, website development etc. and a products channel, but this will be intended for our products and brands in the market.

In the 2021 FY we had expenses of $1,050,821 for stock based compensation (a non-cash item) as compared to $610,780 in the corresponding 2020 FY.

Operating Income:

Year Ended October 31, 2021	Year Ended October 31, 2021	Percentage Change
$3,871,467	$2,803,765	Increase of 38.1%

In the 2021 FY Operating Income increased by 40.0%, although Total Operating Expenses increased by 9.2%. The increase in Operating Income is largely due to the increase in Revenue by 6.4% over the 2020FY coupled with an increase in our Gross Profit Margins.

Other Income:

Year Ended October 31, 2021	Year Ended October 31, 2020	Percentage Change
$1,435,382	$668,245	Increase of 114.8%

In the Financial Year Other Income increased by 114.8%.

The makeup of Other Income is as follows:

In both Financial Years 2021 and 2020 we received in $648,872 and $648,871, respectively, under the Paycheck Protection Program scheme (“PPP”) which the US Administration made available as part of the Pandemic response package for US companies. All the PPP amounts received have been utilized in accordance with the purpose and objective of the program and these amounts have now been forgiven under the Program.

In addition, in Financial Year 2021 we received $701,568 in Employee Retention Credits (ERC), as part of the Pandemic response package for US companies. These are payroll tax refunds for maintaining our employees throughout the Pandemic

In addition to the amounts received pursuant to the PPP and ERC schemes described above, we have in the 2021 FY recorded an amount of $84,942 for Other Income in our Financial Statements.

Interest Expense:

Year Ended October 31, 2021	Year Ended October 31, 2020	Percentage Change
$53,605	$70,203	Decrease of 23.6%

In the 2021 FY Interest Expenses reduced by 23.6%. This is due to the reduction in the principal amount outstanding under our Senior Secured Debenture with HSBC NA. This loan will mature in December 2021 – see Note 16 Subsequent Events of Notes to the Consolidated Financial Statements for further information on the HSBC Debentures. We therefore do not anticipate Interest Expense to be a material item of expenses in our financial statements.

Net Income before Income taxes for the year ended October 31, 2021, compared to the year ended October 31, 2020

Year Ended October 31, 2021	Year Ended October 31, 2020	Percentage Change
$5,253,244	$3,401,807	Increase of 54.4%

In the 2021 FY, Net Income before taxes increased by 54.4% due to an increase in revenues (by 6.4% or $1,287,717 over the previous 2020 FY), an increase in Other Income and a reduction in the category of Interest Expenses.

Net Income after Income taxes for the year ended October 31, 2021 compared to the year ended October 31, 2020

Year Ended October 31, 2021	Year Ended October 31, 2020	Percentage Change
$4,947,765	$3,343,585	Increase of 48.0%

In the 2021 FY Net Income after taxes increased by 48.0%. This is due to the increase in Net Income before Income taxes coupled with the recording in the 2021 FY of $701,568 in Employee Retention Credits which we received as part of the US Government’s response to the Pandemic compared to $0 in the 2020 FY.

Comprehensive Income for the year ended October 31, 2021 compared to the year ended October 31, 2020

Year Ended October 31, 2021	Year Ended October 31, 2020	Percentage Change
$5,601,984	$3,157,715	Increase of 77.4%

In the 2021 FY Comprehensive Income increased by 77.4%. A large part of our Comprehensive Income changes relates to foreign currency adjustments relating to fluctuations during the reporting period.

We conduct a large part of our business in various foreign currencies, for example, the British pound, Danish Kroner, Euros and Australian Dollars.

This category is affected by foreign currency adjustments during the reporting period. In the 2021 FY we had a gain of $654,219 compared to a loss of $185,870 in the 2020 FY. There are generally significant foreign currency fluctuations, particularly between the US dollar (our reporting currency) and the British Pound. Since the UK decided to leave the European Union, the British Pound has been falling significantly against the US dollar (see Note 2, paragraph n of Notes to the audited Consolidated Financial Statements for October 31, 2021 and 2020 for fuller information regarding our Foreign Currency Translation policy).

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

The following tables summarize certain balance sheet and statement of operations information by reportable segment for the financial years ending October 31, 2021 and 2020, respectively.

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

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Year Ended October 31, 2021

Revenues from External Customers	$15,804,222	$5,527,305	$-	$21,331,527

Cost of Revenues	3,169,835	3,391,974	-	6,561,809

Gross Profit	12,634,387	2,135,331	-	14,769,718

Research & Development	2,509,107	473,569	-	2,982,676
Selling, General & Administrative	3,220,883	2,284,997	2,409,695	7,915,575

Total Operating Expenses	5,729,990	2,758,566	2,409,695	10,898,251

Income (Loss) from Operations	6,904,397	(623,235)	(2,409,695)	3,871,467

Other Income (Expense)
Other Income	354,373	1,079,374	1,635	1,435,382
Interest Expense	(12,588)	(19,668)	(21,349)	(53,605)

Total Other Income (Expense)	341,785	1,059,706	(19,714)	1,381,777

Income (Loss) before Income Taxes	7,246,182	436,471	(2,429,409)	5,253,244

Income Tax Benefit (Expense)
Current Tax Benefit (Expense)	35,032	(51,624)	-	(16,592)
Deferred Tax (Expense) Benefit	(418,338)	409,205	(279,754)	(288,887)

Total Income Tax Benefit (Expense)	(383,306)	357,581	(279,754)	(305,479)

Net Income (Loss)	$6,862,876	$794,052	$(2,709,163)	$4,947,765

Supplemental Disclosures

Total Assets	$30,631,442	$14,117,747	$716,230	$45,465,419

Total Liabilities	$3,166,999	$849,306	$400,041	$4,416,346

Revenues from Intercompany Sales - eliminated from sales above	$2,075,387	$355,608	$3,470,000	$5,900,995

Depreciation and Amortization	$780,434	$114,022	$29,617	$924,073

Purchases of Long-lived Assets	$793,995	$51,907	$118,302	$964,204

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Year Ended October 31, 2020

Revenues from External Customers	$11,278,181	$8,765,629	$-	$20,043,810

Cost of Revenues	2,254,008	5,060,354	-	7,314,362

Gross Profit	9,024,173	3,705,275	-	12,729,448

Research & Development	1,955,364	1,042,243	190,782	3,188,389
Selling, General & Administrative	2,779,662	2,260,849	1,696,783	6,737,294

Total Operating Expenses	4,735,026	3,303,092	1,887,565	9,925,683

Income (Loss) from Operations	4,289,147	402,183	(1,887,565)	2,803,765

Other Income (Expense)
Other Income	141,511	526,734	-	668,245
Interest (Expense)	(10,612)	(15,672)	(43,919)	(70,203)

Total Other Income (Expense)	130,899	511,062	(43,919)	598,042

Income (Loss) before Income Taxes	4,420,046	913,245	(1,931,484)	3,401,807

Income Tax (Expense) Benefit
Current Tax Benefit (Expense)	63,590	-	(12,927)	50,663
Deferred Tax (Expense) Benefit	(196,664)	273,666	(185,887)	(108,885)

Total Income Tax (Expense) Benefit	(133,074)	273,666	(198,814)	(58,222)

Net Income (Loss)	$4,286,972	$1,186,911	$(2,130,298)	$3,343,585

Supplemental Disclosures

Total Assets	$22,200,123	$14,347,827	$1,491,201	$38,039,151

Total Liabilities	$1,572,314	$1,321,011	$749,558	$3,642,883

Revenues from Intercompany Sales - eliminated from sales above	$997,150	$354,373	$2,700,000	$4,051,523

Depreciation and Amortization	$678,449	$105,775	$22,462	$806,686

Purchases of Long-lived Assets	$811,352	$19,660	$167,323	$998,335

Liquidity and Capital Resources

As of October 31, 2021, the Company had an accumulated deficit of $18,477,857, working capital of $31,310,563 and stockholders’ equity of $41,049,073. For the year then ended, the Company generated cash flow from operations of $3,269,770.

We believe that our current level of cash and cash generation will be sufficient to meet our short and medium-term liquidity needs. As of October 31, 2021, we had cash on hand of approximately $17.75 million and both billed and unbilled receivables of approximately $5.29 million. Our current cash balance represents approximately 27 months of Selling, General and Administrative Expenses. The Company continues to critically evaluate the level of expenses that we incur and reduce those expenses as appropriate.

We also have access to a revolving line of credit of $4 million from HSBC NA. This line of credit is available to the Company for short-term working capital purpose. All amounts under the Revolving Line of Credit are payable at the end of each financial year. The facility was renewed for another year and extends to November 2022. To date, the Company has not borrowed any funds under this credit line.

Our main liquidity issues are forward buying components and inventory for our products which encompass specialized electronics for which there is no after-market except for the products which they are designed to for, funding our research and development program (“R&D”) which requires significant expenditures in attracting engineering skills and incurring non-recoverable costs for researching, developing and prototyping products and managing our currency exposure and business development and marketing costs required for the success of our business.

Operating Activities

Net cash generated from operating activities for the year ended October 31, 2021 was $3,269,770. We recorded net income for the period of $4,947,765. Other items in uses and sources of funds from operations included non-cash charges related to depreciation and amortization, deferred tax asset and stock-based compensation, which collectively totaled $2,460,020. Funding from the Paycheck Protection Program was recognized as income and reduced cash from operating activities by $648,872. Changes in operating assets decreased net cash from operating activities by $4,772,155 and changes in current liabilities increased net cash from operating activities by $1,283,012.

Investing Activities

Net cash used in investing activities for the year ended October 31, 2021 was $964,204.

Financing Activities

Net cash provided in financing activities for the year ended October 31, 2021 was $139,233 and resulted in paying down the debt of the Company and receiving funding from the Paycheck Protection Program.

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

In March 2018, the Company repaid a significant portion of the outstanding HSBC Debenture. As of October 31, 2021, we had $63,559 outstanding under this loan.

The remaining balance of $63,559 was repaid by the end of the calendar year of 2021 - see Note 16 Subsequent Events of Notes to the Consolidated Financial Statements for further information on the HSBC Debentures.

All security interests held by HSBC NA is expected to be released pursuant to the terms of the Loan Documents (Security Agreement). There will then be no encumbrances relating to debentures recorded against the Company and/or its assets.

Foreign Currency

The Company maintains its books in local currency: US Dollars for its US operations, British Pounds for its United Kingdom operations, Danish Kroner for its Danish operations and Australian Dollars for its Australian operations.

For the 2021 FY, 27% of the Company’s operations were conducted inside the United States and 73% outside the United States through its wholly owned subsidiaries. As a result, currency fluctuations may significantly affect the Company’s sales, profitability, balance sheet valuations and financial position when the foreign currencies of its international operations are translated into U.S. dollars for financial reporting purposes. In addition, we are also subject to currency fluctuation risks with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may affect the Company’s business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company’s sales, profits, balance sheet valuations and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements in those currencies could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk.

The translation of the Company’s denominated balance sheets and results of operations into US dollars (USD) are affected by changes in the average value of USD against the currencies of our foreign subsidiaries (British, Danish and Australian) included in our consolidated results.

British Operations 2021 FY and 2020 FY	British Pound against USD	Average exchange rate was $1.3758 USD to the GBP against $1.2897 USD	An increase in the value of the GBP against the USD by 6.7%
Australian Operations 2021 FY and 2020 FY	Australian Dollar (“AUD”) against USD	Average exchange rate was $0.7531 against $0.6830 USD	An increase in the value of the AUD against the USD by 10.3%
Danish Operations 2021 FY and 2020 FY	Danish Kroner (DKK) against USD	Average exchange rate was $0.1603 against $0.1517 USD to the DKK	An increase in the value of the DKK against the USD by 5.7%

These are the values we have used in the calculations below which show the impact of these currency fluctuations on our operations in the 2021 FY:

	British Pounds		Australian Dollar		Danish Kroner		US Dollars
	Actual Rates	Constant Rates	Actual Rates	Constant Rates	Actual Rates	Constant Rates	Actual Rates	Constant Rates	Total Effect
Revenues	14,587,423	13,674,591	-	-	1,024,206	969,592	15,611,629	14,644,183	967,446
Costs	10,429,820	9,777,157	(34,449)	(31,243)	37,767	35,753	10,433,138	9,781,667	651,471
Net profit (losses)	4,157,603	3,897,434	34,449	31,243	986,439	933,839	5,178,491	4,862,516	315,975
Assets	23,537,209	22,265,882	34,735	32,446	1,785,049	1,796,581	25,356,993	24,094,910	1,262,083
Liabilities	(2,548,701)	(2,411,037)	(2,574)	(2,404)	(30,623)	(30,821)	(2,581,898)	(2,444,262)	(137,636)
Net assets	20,988,508	19,854,846	32,161	30,042	1,754,426	1,765,760	22,775,095	21,650,648	1,124,447

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, increased net income for the year by $315,975 and increased net assets by $1,124,447. These amounts are material to our overall financial results.

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

Inflation

The effect of inflation on the Company’s operating results in the 2021 FY was not significant.

Notwithstanding, while the past few years have seen fairly benign rates of inflation in labour and materials both in the countries in which we operate, those that we source from and those that we sell to, since the end of the 2021 FY,we are now seeing worrying signs of inflation in almost all countries. In the US, UK and Denmark, countries in which we have operations, inflation has moved from 1.2%, 0.9%, and 0.3% in 2020 to 7.0%, 5.4%, and 1.6% today respectively.

This is combined with shortages of supply both in components and availability of skills and labour. As examples, we have seen labour rates for new hires in the US, UK and Denmark rise by approximately 10%, which leads to knock-on demands for increased pay across all our existing staff. We have also seen some key component availability go from 4-week lead time to 78 weeks combined with significant price increases of on some components for our products. The levels of our margins are therefore at risk and preservation of our margins is dependent upon our ability to pass on these increases to our customers which is improbable, particularly since our customer base is global (in the Far East inflation profiles are very different).

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of October 31, 2021. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of October 31, 2021. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). Based on its assessment, our management believes that, as of October 31, 2021, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

During the year ended October 31, 2021, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are the executive officers and directors as of the date hereof:

Name	Age	Position
Annmarie Gayle	57	Chief Executive Officer and Chairman
Michael Midgley	69	Chief Financial Officer,
Kevin Kane	57	Chief Executive Officer (Coda Octopus Colmek)
Blair Cunningham	52	President of Technology
Michael Hamilton	74	Director
Captain Charlie Plumb	79	Director
Mary Losty	61	Director
Tyler G. Runnels	65	Director

Annmarie Gayle has been our Chief Executive Officer and a member of the Board of Directors since 2011 and our Chairman since March 2017. She is also our Chief Executive Officer for our flagship products business, Coda Octopus Products, Limited (UK) since 2013. Prior thereto, she spent two years assisting with the restructuring of our Company. She previously served with the Company as Senior Vice President of Legal Affairs between 2006 and 2007. Earlier in her career she worked for a leading City-London law firm specializing in Intellectual Property Rights, the United Nations and the European Union. Ms. Gayle has a strong background in restructuring and has spent more than 12 years in a number of countries where she has been the lead adviser to a number of transitional administrations on privatizing banks and reforming state-owned assets in the Central Eastern European countries including banking, infrastructure, mining and telecommunications assets. Ms. Gayle has also managed a number of large European Union funded projects providing transitional support and capacity. Ms. Gayle holds a Law degree gained at the University of London and a Master of Law degree in International Commercial Law from Cambridge University and has completed her professional law exams to practice law in England & Wales. Because of her wealth of experience in corporate governance, large scale project management, restructuring, strategy, structuring and managing corporate transactions, we believe that she is highly qualified to act as our Chief Executive Officer.

Michael Midgley joined the Company in the capacity as Financial Controller in 2008. He was appointed as our Chief Financial Officer in December 2017 and has been our acting Chief Financial Officer since 2013. He also served as Chief Executive Officer of Colmek from 2010 to July 2021. He is a qualified CPA and has had his own practice as well as working for regional accounting firms, specializing in SEC and Tax practice areas. Mr. Midgley attended the University of Utah where he obtained a BA in Accounting. Due to Mr. Midgley’s expertise in financial reporting, we believe that he is highly qualified to serve as the Company’s Chief Financial Officer.

Blair Cunningham joined the Company in July 2004 and has had a number of roles in the Company including Chief Technology Officer between July 2004 and July 2005. He is currently our President of Technology. Mr. Cunningham received an HND in Computer Science in 1989 from Moray College of Further Education, Elgin, Scotland. Because of Mr. Cunningham’s expertise in technology, systems software development and project management, the Company believes that he is highly qualified to serve in his current roles.

Kevin Kane joined the Company in July 2021. He is the Chief Executive Officer of Coda Octopus Colmek, Inc. (“Colmek”). Mr. Kane holds a Bachelor of Science Degree in Computer Engineering from the Rochester Institute of Technology, and a Master of Business Administration degree from Saint John Fisher College (USA). Because of Kane’s background and experience working with Prime Defense Contractors in the area of business development, the Company believes that he is highly qualified to serve as the Divisional Chief Executive Officer of Colmek.

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

G. Tyler Runnels was elected as a director at the 2018 annual meeting. Mr. Runnels has nearly 30 years of investment banking experience including debt and equity financings, private placements, mergers and acquisitions, initial public offerings, bridge financings, and financial restructurings. Since 2003 Mr. Runnels has been the Chairman and Chief Executive Officer of T.R. Winston & Company, LLC, an investment bank and member of FINRA, where he began working in 1990. Mr. Runnels was an early-stage investor in our company and T.R. Winston & Company, LLC has served as our exclusive placement agent in one of our private placements raising early rounds of capital for our company. Mr. Runnels has successfully completed and advised on numerous transactions for clients in a variety of industries, including healthcare, oil and gas, business services, manufacturing, and technology. Mr. Runnels is also responsible for working with high-net-worth clients seeking to diversify their portfolios to include real estate products through established relationships with real estate brokers, accountants, attorneys, qualified intermediaries and financial advisors. Prior to joining T.R. Winston & Co., LLC, Mr. Runnels held the position of Senior Vice President of Corporate Finance for H.J. Meyers & Company, a regional investment bank. Mr. Runnels received a B.S. and MBA from Pepperdine University. Mr. Runnels holds FINRA Series 7, 24, 55, 63 and 79 licenses.

Captain J. Charles Plumb has been a member of Coda’s Board of Directors since September 2019. Captain Plumb is a retired U.S. Navy fighter pilot. On his 75th combat mission, just five days before the end of his tour in Vietnam, he was shot down over Hanoi, taken prisoner and tortured. During his nearly six years as a prisoner of war, he distinguished himself as a pro in underground communications. He was a great inspiration to all the other POWs and served as chaplain for two years. Following his repatriation, Captain Plumb continued his Navy flying career in Reserve Squadrons where he flew A-4 Sky Hawks, A-7 Corsairs and FA-18 Hornets. His last two commands as a Naval Reservist were on the Aircraft Carrier Corral Sea and at Fighter Air Wing in California. He retired from the United States Navy after 28 years of service. His military honors include two Purple Hearts, the Legion of Merit, the Silver Star, the Bronze Star and the P.O.W. Medal. He has been a motivational speaker, consultant and executive coach since 1973. His clients include General Motors, FedEx, Hilton, Aflac, the U.S. Navy, BMW and NASA. Since 2010, he has been member of the Board of Directors of the Lightspeed Aviation Foundation. Captain Plumb earned a B.S. in electrical engineering from the U.S. Naval Academy at Annapolis. We selected Captain Plumb to be a member of the Board of Directors because of his close ties to the U.S. Defense establishment.

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

Independence of the Board of Directors and its Committees

After review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its Independent Registered Public Accounting Firm, the Board of Directors has determined that all of the Company’s directors are independent within the meaning of the applicable NASDAQ listing standards, except Ms. Gayle, the Company’s Chairman and Chief Executive Officer. The Board of Directors met 4 times and acted by unanimous written consent 4 times during the fiscal year ended October 31, 2021. Each member of the Board of Directors attended all meetings of the Board of Directors held in the last fiscal year during the period for which he or she was a director and of the meetings of the committees on which he or she served in the last fiscal year during the period for which he or she was a committee member.

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

The Audit Committee is currently composed of three outside directors: Michael Hamilton (Chairman), Mary Losty and Captain J. Charles Plumb. The Audit Committee met four times during the fiscal year ended October 31, 2021. The Audit Committee Charter is available on the Company’s website, www.codaoctopusgroup.com.

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

The Compensation Committee is composed of three outside directors: Michael Hamilton (Chairman), Mary Losty and G. Tyler Runnels. All members of the Compensation Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Compensation Committee met three times during the fiscal year ended October 31, 2021. The Compensation Committee Charter is available on the Company’s website at: www.codaoctopusgroup.com.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee has at any time been an employee of ours. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Nominating Committee

The Nominating Committee of the Board of Directors is responsible for, among other things, identifying, reviewing and evaluating candidates to serve as directors of the Company; reviewing, evaluating and considering incumbent directors; recommending to the Board of Directors candidates for election to the Board of Directors; making recommendations to the Board of Directors regarding the membership of the committees of the Board of Directors, and assessing the performance of the Board of Directors.

The Nominating and Governance Committee is currently composed of three outside directors: Mary Losty (Chair), G. Tyler Runnels and Captain J. Charles Plumb. All members of the Nominating Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Nominating Committee met one time during the fiscal year ended October 31, 2021. The Nominating Committee Charter is available on the Company’s website at www.codaoctopusgroup.com.

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

With respect to diversity, the Nominating Committee seeks a diverse group of individuals who have executive leadership experience and a complementary mix of backgrounds and skills necessary to provide meaningful oversight of the Company’s activities. The Company meets the NASDAQ standards for diversity on the board of directors. The Nominating Committee annually reviews the Board’s composition in light of the Company’s changing requirements. The Nominating Committee uses the Board of Director’s network of contacts when compiling a list of potential director candidates and may also engage outside consultants. Pursuant to its charter, the Nominating Committee will consider, but not necessarily recommend to the Board of Directors, potential director candidates recommended by stockholders. All potential director candidates are evaluated based on the factors set forth above, and the Nominating Committee has established no special procedure for the consideration of director candidates recommended by stockholders.

Employment Agreements

Annmarie Gayle

Pursuant to the terms of an employment agreement dated March 16, 2017, the Company employs Ms. Gayle as its Chief Executive Officer on a full-time basis and a member of its Board of Directors. Effective July 1, 2019, Ms. Gayle’s annual salary was revised from $230,000 to $305,000. She is also entitled to an annual performance bonus of up to $100,000, upon achieving certain targets that are to be defined on an annual basis. The agreement provides for 30 days of paid vacation in addition to public holidays observed in Denmark where she is resident.

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

Change in Role

On December 6, 2017, the board of directors of the Company appointed Mr. Midgley to be the Company’s Chief Financial Officer. In connection with this appointment, all rights and obligations under Mr. Midgley’s employment agreement with Colmek were transferred to and have been assumed by the Company.

Amendment to Michael Midgley’s Employment Agreement

The Company and Mr. Midgley entered into an agreement for the Amendment of his Employment Agreement on February 15, 2021.

The following amendments were made:

Role	Now Chief Financial Officer of the Company. Removing the position of CEO of Coda Octopus Colmek.
Reduction in hours	Working hours reduced to approximately 60% and his compensation reduced proportionally to $126,000.
Paid Time Off	Reduced proportionately and is now 12 days
Benefits	Reduced proportionately

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

Kevin Kane

Pursuant to the terms of an Employment Agreement dated May 7, 2021, as amended and modified, Kevin Kane was appointed the Chief Executive Officer of Colmek commencing July 6, 2021. The Employment Agreement provides for an annual base salary of $200,000. He will also be eligible for an annual performance bonus based on the Company’s financial performance. Assuming that the Company meets its targets during the current fiscal year, Mr. Kane will be paid a performance bonus of $12,000. As a further inducement, he was granted 15,000 restricted stock units out of the Company’s 2017 Stock Incentive Plan that vest in three equal annual instalments commencing on the first anniversary of grant.

The agreement may be terminated by the Company at any time. In the event that the Company terminates the employment agreement for whatever reason, the following severance payments apply:

Year 1 of employment	2 Weeks
Year 2 of employment	1 Month
Year 3 of employment	4 Months

The agreement includes a 12-month non-compete and non-solicitation provision.

Code of Ethics

We have adopted a code of ethics for all our employees, including our chief executive officer, principal financial officer and principal accounting officer or controller, and/or persons performing similar functions, which is available on our website, under the link entitled “Code of Ethics”.

ITEM 11. EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered for the fiscal years ended October 31, 2021 and 2020 by our executive officers. The following information includes the dollar value of base salaries, bonus awards, stock options grants and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Option Awards	* All Other Compensation	Total
		($)	($)	($)	($)	($)	($)
Annmarie Gayle*	2021	305,000	100,000	-0-	-0-	-0-	405,000
Chief Executive Officer	2020	271,115	-0-		221,000	-0-	491,115

Michael Midgley	2021	193,846	-0-	26,400-	-0-	16,633	236,879
Chief Financial Officer	2020	208,077	-0-	-0-	221,000	15,998	445,075

Kevin Kane**	2021	86,615	-0-	132,000	-0-	431	219,046
Divisional Chief Executive Officer	2020	-0-	-0-	-0-	-0-	-0-	-0-

Blair Cunningham	2021	213,160	-0-	26,400	-	20,857	260,417
President of Technology	2020	195,192	-0-	-0-	165,750	19,257	380,199

*The amounts described in the category of “All Other Compensation” comprise Health, Dental, Vision, Short Term Disability, Long Term Disability and Accidental Death and Dismemberment insurance premiums which the Company contributed to the officers’ identified plan.

* Ms. Gayle’s annual salary is $305,000. During the Pandemic she waived certain amounts of her salary as is disclosed on Form 8-K filed with the SEC in 2020.

** Mr. Kevin Kane took over as Divisional Chief Executive Officer of Coda Octopus Colmek in July 2021. Previously, this role had been discharged by Mr. Michael Midgley.

Grants of restricted stock awards at October 31, 2021

Name	Grant Date	All other restricted awards; number of securities underlying restricted stock awards	Exercise or base price of restricted stock awards	Grant date fair value of restricted stock awards
Kevin Kane	6/9/2021	15,000	8.80	132,000
Michael Midgley	6/9/2021	3,000	8.80	26,400
Blair Cunningham	6/9/2021	3,000	8.80	26,400

Outstanding option awards at October 31, 2021

	Option Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Exercise or base price of option swards	Option expiration date
Annmarie Gayle	66,667	-	4.62	3/23/2023
Michael Midgley	66,667	-	4.62	3/23/2023
Blair Cunningham	50,000	-	4.62	3/23/2023

Option exercises for October 31, 2021

	Option Awards
Name	Number of shares acquired on exercise	Value realized on exercise
Annmarie Gayle	16,630	76,831
Michael Midgley	16,107	74,415
Blair Cunningham	11,456	52,927

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to each of our directors (who are not also officers of the Company) for the fiscal year ended October 31, 2021, in connection with their services to the company. In accordance with the SEC’s rules, the table omits columns showing items that are not applicable. Except as set forth in the table, no other persons were paid any compensation for director services.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Michael Hamilton	40,000	-	40,000
Captain J Charles Plumb	40,000	-	40,000
Mary Losty	40,000	-	40,000
Tyler G Runnels	40,000		40,000

Stock Incentive Plans

The Company has two active Stock Incentive Plan. 2017 Stock Incentive Plan and 2021 Stock Incentive Plan.

2017 Stock Incentive Plan

On December 6, 2017, the Board of Directors adopted the 2017 Stock Incentive Plan (the “2017 Plan”). The purpose of the Plan is to advance the interests of the Company and its stockholders by enabling the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the Company’s achievement of its economic objectives. The Plan was adopted subject to stockholders’ approval. This Plan was approved by Stockholders at its meeting held on July 24, 2018.

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

During the fiscal year ended October 31, 2021, the Company granted 127,500 restricted stock awards to purchase an aggregate of 127,500 shares of common stock pursuant to the terms of the 2017 Plan to various eligible individuals. During the year 8,000 options were forfeited. As a result, as of October 31, 2021, there were 238,112 shares available for future issue under the 2017 Plan.

2021 Stock Incentive Plan

On July 12, 2021, the Board of Directors adopted the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan was approved by the Company’s stockholders at its meeting held on August 2, 2021.  The 2021 Plan is identical to the 2017 in all material respects, except that the number of shares available for issuance thereunder is 1,000,000.

During the fiscal year ended October 31, 2021, no grants were made under the 2021 Plan and there were 1,000,000 shares available for future issue under the 2021 Plan.

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

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of January 31, 2022, regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock. The percentage ownership in this table is based on 10,857,195 shares issued and outstanding as of January 31, 2022.

Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock
Michael Hamilton	1,143	*
Annmarie Gayle (2)	2,304,581	21.2%
Michael Midgley (3)	33,333	*
Blair Cunningham (4)	52,298	*
Kevin Kane (5)	-0-	n/a
J. Charles Plumb	11,434	*
Mary Losty	57,143	*
Niels Sondergaard Carit Etlars Vej 17A 8700 Horsens Denmark	2,241,581	20.6%
G. Tyler Runnels (6) 2049 Century Park East, Suite 320 Los Angeles, CA 90067	1,125,685	10.4%
J. Steven Emerson (7) 1522 Ensley Avenue Los Angeles, CA 90024	1,168,232	10.8%
Bryan Ezralow (8) 23622 Calabasas Rd. Suite 200 Calabasas, CA 91302	1,073,120	9.9%
Tocqueville Asset Management LP 40 West 57th Street, 19th Floor New York, NY 10019	544,003	5.0%
All Directors and Executive Officers as a Group (Eight persons):	3,585,617	33.0%

*) Less than 1%.

1)	Unless otherwise indicated, the address of all individuals and entities listed below is c/o Coda Octopus Group, Inc. 3300 S Hiawassee Rd, Suite 104-105, Orlando, Florida, 32835.
2)	Consists of 29,667 shares held by Ms. Gayle and 2,241,581 shares beneficially owned by Ms. Gayle’s spouse, Niels Sondergaard. Ms. Gayle disclaims any beneficial ownership in those shares. Also includes 33,333 shares issuable upon exercise of options that will become exercisable within 60 days of the date hereof.
3)	Consist of shares issuable upon exercise of options that will become exercisable within 60 days of the date hereof.
4)	Includes 25,000 shares issuable upon exercise of options that will become exercisable within 60 days of the date hereof.
5)	Does not include 15,000 shares issuable upon excise of restricted stock award units that vest in three equal annual installments commencing on July 6, 2022.
6)	Includes 859,331 shares held by the G. Tyler Runnels and Jasmine Niklas Runnels TTEES of The Runnels Family Trust DTD 1-11-2000 of which Mr. Runnels is a trustee; 227,700 shares held by T.R. Winston; 24,368 shares held by TRW Capital Growth Fund, Ltd.; and 14,286 shares held by Pangaea Partners. The Company has been advised that Mr. Runnels has voting and dispositive power with respect to all of these shares.
7)	Includes the following: 167,081 held by J. Steven Emerson IRA R/O II; 300,000 shares held by J. Steven Emerson Roth IRA; 49,328 shares held by the Brian Emerson IRA; 310,928 shares held by Emerson Partners; 180,250 shares held by 1993 Emerson Family Trust; 8,286 shares held by the Alleghany Meadows IRA; 8,286 shares held by the Jill Meadows IRA; and 144,073 shares held by the Emerson family Foundation. The Company has been advised that Mr. Emerson has voting and dispositive power with respect to all of these shares.
8)	Consists of 896,079 shares held by the Bryan Ezralow 1994 Trust u/t/d 12/22/1994; and 177,041 shares held by EZ MM&B Holdings, LLC. According to filings made with the SEC, Mr. Ezralow has voting and dispositive power with respect to these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None that are required to be reported herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Frazier & Deeter, LLC, our principal accountants, for professional services rendered for the audit and audit related services of the Company’s annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company’s Quarterly reports on Form 10-Q during the last two fiscal years 2021 and 2020 were $247,118 and $212,369 respectively.

Tax Fees. The Company did not engage its principal accountants to render any tax services to the Company during the last two fiscal years.

All Other Fees. The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than as reported above.

Prior to the Company’s engagement of its independent auditor, such engagement is approved by the Company’s Audit Committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company’s Audit Committee Charter, the independent auditors and management are required to report to the Company’s audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by the Company for the year ended October 31, 2021, were approved by the Company’s audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Plan and Agreement of Merger dated July 12, 2004 by and between Panda and Coda Octopus *
3.1	Restated Certificate of Incorporation**
3.1.1.	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock******
3.2	By-Laws *
10.25	Deed of Amendment to Loan Note Transaction Documents dated October 31, 2015 by and between the Company and CCM Holdings LLC***
10.26	[Reserved]
10.27	Employment Contract between Coda Octopus Colmek, Inc. and Mike Midgley****
10.28	[Reserved]
10.29	Employment Contract dated January 1, 2013 between Coda Octopus Products, Inc. and Blair Cunningham****
10.30	Deed of Amendment to Loan Note Transaction Documents dated October 17, 2016 by and between the Company and CCM Holdings LLC**
10.31	Deed of Amendment to Loan Note Transaction Documents dated November 1, 2016 by and between the Company and CCM Holdings LLC*****
10.32	Employment Contract dated March 16, 2017 between the Company and Annmarie Gayle*****
10.33	Loan Agreement, dated as of April 28, 2017, by and between Coda Octopus Group, Inc., Coda Octopus Products, Inc., Coda Octopus Colmek, Inc. and HSBC Bank USA, N.A.******
10.34	Form of Security Agreement, dated April 28, 2017******
10.35	Promissory Note dated April 28, 2017******
10.36	2017 Stock Incentive Plan*******
10.37	Employment Agreement dated May 7, 2021 between Coda Octopus Colmek, Inc and Kevin Kane (filed herewith)
10.38	2021 Stock Incentive Plan*******
14	Code of Ethics*******
23.1	Consent of Frazier & Deeter, LLC (filed herewith)
31.1	Chief Executive Office and Chief Financial Officer Certification
32	Certificate Pursuant to 18 U.S.C Section 1350

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC File No.143144)
**	Incorporated by reference to the Company’s Registration Statement on Form 10.
***	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007
****	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2010
*****	Incorporated by reference to the Company’s Registration Statement on Form 10/A filed March 29,2017
******	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 2, 2017
*******	Incorporated by reference to the Company’s Annual Report on Form 10 for the year ended October 31, 2017
********	Incorporated by reference to the Company’s Definitive Proxy Statement filed August 2, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 14, 2022	CODA OCTOPUS GROUP, INC.

/s/ Annmarie Gayle
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Annmarie Gayle, his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, severally, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney may be executed in counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Annmarie Gayle	Chief Executive Officer and Chairman	February 14, 2022
Annmarie Gayle	(Principal Executive Officer)

/s/ Michael Midgley	Chief Financial Officer	February 14, 2022
Michael Midgley	(Principal Financial and Accounting Officer)

/s/ Michael Hamilton	Director	February 14, 2022
Michael Hamilton

/s/ Captain Charlie Plumb	Director	February 14, 2022
Charlie Plumb

/s/ Mary Losty	Director	February 14, 2022
Mary Losty

/s/ G. Tyler Runnels	Director	February 14, 2022

CODA OCTOPUS GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Coda Octopus Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Coda Octopus Group, Inc. and subsidiaries (the “Company”) as of October 31, 2021 and 2020, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended October 31, 2021 and 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Frazier & Deeter, LLC

We have served as the Company’s auditor since 2014.

Tampa, Florida
February 14, 2022

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

October 31, 2021 and 2020

	2021	2020
ASSETS
CURRENT ASSETS

Cash	$17,747,656	$15,134,289
Accounts Receivable, net	4,207,996	2,014,660
Inventory	10,691,177	9,142,273
Unbilled Receivables	1,080,384	861,300
Prepaid Expenses	1,202,327	289,204
Other Current Assets	627,619	244,171

Total Current Assets	35,557,159	27,685,897

FIXED ASSETS
Property and Equipment, net	6,037,101	6,059,900

OTHER ASSETS
Goodwill and Other Intangibles, net	3,794,383	3,731,452
Deferred Tax Asset	76,776	561,902

Total Other Assets	3,871,159	4,293,354

Total Assets	$45,465,419	$38,039,151

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

October 31, 2021 and 2020

	2021	2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts Payable	$1,454,611	$1,284,097
Accrued Expenses and Other Current Liabilities	740,449	584,202
Note Payable	63,559	509,769
Deferred Revenue	1,999,841	1,006,454

Total Current Liabilities	4,258,460	3,384,522

LONG TERM LIABILITIES

Deferred Revenue, less current portion	157,886	195,022
Note Payable, less current portion	-	63,339

Total Long Term Liabilities	157,886	258,361

Total Liabilities	4,416,346	3,642,883

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 10,857,195 shares issued and outstanding as of October 31, 2021, and 10,751,881 shares issued and outstanding as of October 31, 2020, respectively	10,858	10,753
Additional Paid-in Capital	61,183,131	60,132,415
Accumulated Other Comprehensive Loss	(1,667,059)	(2,321,278)
Accumulated Deficit	(18,477,857)	(23,425,622)

Total Stockholders’ Equity	41,049,073	34,396,268

Total Liabilities and Stockholders’ Equity	$45,465,419	$38,039,151

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

For the Periods Indicated

	Year Ended October 31,
	2021	2020

Net Revenues	$21,331,527	$20,043,810
Cost of Revenues	6,561,809	7,314,362

Gross Profit	14,769,718	12,729,448

OPERATING EXPENSES
Research & Development	2,982,676	3,188,389
Selling, General & Administrative	7,915,575	6,737,294

Total Operating Expenses	10,898,251	9,925,683

INCOME FROM OPERATIONS	3,871,467	2,803,765

OTHER INCOME
Other Income	1,435,382	668,245
Interest Expense	(53,605)	(70,203)

Total Other Income	1,381,777	598,042

INCOME BEFORE INCOME TAX EXPENSE	5,253,244	3,401,807

INCOME TAX BENEFIT (EXPENSE)
Current Tax (Expense) Benefit	(16,592)	50,663
Deferred Tax Expense	(288,887)	(108,885)

Total Income Tax Expense	(305,479)	(58,222)

NET INCOME	$4,947,765	$3,343,585

NET INCOME PER SHARE:
Basic	$0.46	$0.31
Diluted	$0.44	$0.30

WEIGHTED AVERAGE SHARES:
Basic	10,804,074	10,733,799
Diluted	11,309,740	11,294,799

NET INCOME	$4,947,765	$3,343,585

Foreign Currency Translation Adjustment	654,219	(185,870)

Total Other Comprehensive Income (Loss)	$654,219	$(185,870)

COMPREHENSIVE INCOME	$5,601,984	$3,157,715

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Year’s Ended October 31, 2021 and 2020

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2019	10,721,881	$10,723	$59,521,665	$(2,135,408)	$(26,769,207)	$30,627,773

Employee stock based compensation	-	-	441,280	-	-	441,280
Consultant stock based compensation	30,000	30	169,470	-	-	169,500
Foreign currency translation adjustment	-	-	-	(185,870)	-	(185,870)
Net Income	-	-	-	-	3,343,585	3,343,585
Balance, October 31, 2020	10,751,881	$10,753	$60,132,415	$(2,321,278)	$(23,425,622)	$34,396,268

Employee stock based compensation			830,071			830,071
Stock issued for options exercised	80,314	80	(80)			-
Consultant stock based compensation	25,000	25	220,725			220,750
Foreign currency translation adjustment				654,219		654,219
Net Income					4,947,765	4,947,765
Balance, October 31, 2021	10,857,195	$10,858	$61,183,131	$(1,667,059)	$(18,477,857)	$41,049,073

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

	Year Ended October 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,947,765	$3,343,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	924,073	806,686
Stock based compensation	1,050,821	610,780
Deferred income taxes	485,126	69,782
Funding from Paycheck Protection Program recognized as income	(648,872)	(648,871)
(Increase) decrease in operating assets:
Accounts receivable	(2,193,336)	2,417,311
Inventory	(1,063,163)	(3,791,759)
Unbilled receivables	(219,084)	1,418,062
Other current assets	(383,449)	54,016
Prepaid expenses	(913,123)	(91,064)
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	326,761	18,137
Deferred revenue	956,251	227,741
Net Cash Provided by Operating Activities	3,269,770	4,434,406
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(850,894)	(835,132)
Purchases of other intangible assets	(113,310)	(163,203)
Net Cash Used in Investing Activities	(964,204)	(998,335)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	(509,549)	(486,466)
Proceeds from Paycheck Protection Program	648,872	648,871
Net Cash Provided by Financing Activities	139,323	162,405
EFFECT OF CURRENCY TRANSLATION ON CHANGES IN CASH	168,478	(185,870)

NET INCREASE IN CASH	2,613,367	3,412,606

CASH AT THE BEGINNING OF THE PERIOD	15,134,289	11,721,683

CASH AT THE END OF THE PERIOD	$17,747,656	$15,134,289
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$53,605	$70,202
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Coda Octopus Group, Inc. (“Coda,” “the Company,” or “we”) operates two distinct operating business units. These are the Marine Technology Business (“Products Business”, “Products Operations” or “Products Segment”) and the Marine Engineering Business (“Services Business”, “Engineering Business” or “Engineering Operations”). The Marine Technology Business sells technology solutions to the subsea and underwater markets. These are designed, developed, manufactured and supported by the Business. Among the solutions it designs and develops, and which currently is its main revenue generating product, is its real time 3D volumetric imaging sonar which is a patented unique and leading product in the subsea/underwater market and marketed under the name Echoscope®. It also recently launched a new diver management system (Diver Augmented Vision Display (DAVD)) system addressing the global defense and commercial diving market and which it believes is a significant part of its growth pillars. The Marine Engineering Business supplies proprietary sub-assemblies for incorporation into broader mission critical defense systems. These parts typically are supplied for the life of the program to which they pertain.

The consolidated financial statements include the accounts of Coda Octopus Group, Inc. and its domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

c. Trade Accounts Receivable

Trade accounts receivable are recorded net of the allowance for doubtful accounts. The Company provides for an allowance for doubtful collections that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Balances still outstanding after the Company has used reasonable collection efforts are written off though a charge to the valuation allowance and a credit to trade accounts receivable. The allowance for doubtful accounts was $0 and $47,807 as of October 31, 2021 and 2020, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

d. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for minor replacements, maintenance and repairs which do not increase the useful lives of the property and equipment are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation and amortization are computed using the straight-line method over their estimated useful lives which is typically three to five years for equipment and 50 years for buildings. In the year ended October 31, 2021, we have made an accounting policy change to allocation 70% of the Products depreciation to Cost of Goods Sold that is related to the rental assets.

We own substantially all of our facilities and believe that the effect of adopting Accounting Standards Codification 842, “Leases”, has been immaterial.

e. Advertising

Coda follows the policy of charging the costs of advertising to expense as incurred, which aggregated $5,042 and $4,884 for the years ended October, 31 2021 and 2020, respectively.

f. Inventory

Inventory is stated at the lower of cost (First In, First Out method) or net realizable value. Inventory consisted of the following components:

	October 31,	October 31,
	2021	2020

Raw materials and parts	$7,525,419	$7,322,688
Work in progress	919,619	698,756
Finished goods	2,246,139	1,120,829
Total Inventory	$10,691,177	$9,142,273

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

h. Revenue Recognition

The Company recognizes revenue under the Financial Accounting Standards Board’s Topic 606, Revenue from Contracts with Customers (“Topic 606”).

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

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

October 31, 2021 and 2020

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

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consists of sales commissions are deferred and amortized over the period of the contract performance. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other assets, net, respectively, in our consolidated balance sheets. As of October 31, 2021 and 2020, we had deferred commissions of $0 and $3,884, respectively. Amortization expense related to deferred commissions was $3,884 and $125,284 in the years ended October 31, 2021 and 2020, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

h. Revenue Recognition (Continued)

Other Revenue Disclosures

See Note 13 – Disaggregation of Revenue for a breakdown of revenues from external customers and cost of those revenues between our Product Segment and Services Segment including information on the split of revenues by geography.

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

j. Contracts in Progress (Unbilled Receivables and Deferred Revenue)

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the consolidated balance sheets as Unbilled Receivables of $1,080,384 and $861,300 as of October 31, 2021 and 2020, respectively.

Our Deferred Revenue of $1,879,790 and $989,588 as of October 31, 2021 and 2020, respectively, consists of billings in excess of costs and revenues received as part of our warranty obligations upon completing a sale, as elaborated further in the last paragraph of this note.

Revenue received as part of sales of equipment includes a provision for warranty or through life support (TLS) and is treated as deferred revenue, along with extended warranty sales or TLS, which may be purchased by customers. These amounts are amortized over the relevant warranty or TLS period (12 months is our standard warranty or 24, 36 or 60 months for TLS) from the date of sale. These amounts are stated on the consolidated balance sheets as a component of Deferred Revenue and were $277,937 and $211,888 as of October 31, 2021 and 2020, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

l. Goodwill and Intangible Assets (Continued)

At the end of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the reporting unit over the fair value of the reporting unit.

There were no impairment charges recognized during the years ended October 31, 2021 and 2020.

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

o. Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment loss was recognized during the years ended October 31, 2021 and 2020, respectively.

p. Research and Development

Research and development costs consist of expenditures for the development of present and future patents and technology, which are not capitalizable. Under current legislation, we are eligible for UK tax credits related to our qualified research and development expenditures.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

p. Research and Development (Continued)

Tax credits are classified as a reduction of research and development expense. During the years ended October 31, 2021 and 2020, we had $0 and $0, tax credits, respectively.

q. Stock Based Compensation

In accordance with the accounting rules for stock compensation, for time based awards, the Company is accruing a stock compensation expense and increase to additional paid in capital based on the market value of the common stock as of the grant date throughout the vesting period. The vesting period for the options is between 5 and 17 months and is based on the employee’s continuous service to the Company. In addition, the Company has issued Restricted Stock Awards (RSA) The vesting period is 11 months and is based on the employee’s/consultant’s continued service for the vesting period. Prior to vesting, the awards are subject to forfeiture in the whole or in part under certain circumstances. We use the Black-Scholes option pricing model to determine the fair value for equity instruments granted to employees.

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

Following is a reconciliation of earnings from continuing operations and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share:

	Year	Year
	Ended	Ended
	October 31,	October 31,
Fiscal Period	2021	2020
Numerator:
Net Income	$4,947,765	$3,343,585

Denominator:
Basic weighted average common shares outstanding	10,804,074	10,733,799
Unused portion of options and restricted stock awards	505,666	561,000
Diluted outstanding shares	11,309,740	11,294,799

Net income per share

Basic	$0.46	$0.31
Diluted	$0.44	$0.30

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

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

v. Other Income

Other Income consisted of the following components:

	October 31,	October 31,
	2021	2020

PPP Loans	$648,872	$648,871
Employee Retention Credits payroll tax credits	701,568	-
Other income	84,942	19,374

Total Other Income, net	$1,435,382	$668,245

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangibles consisted of the following as of:

	October 31,	October 31,
	2021	2020

Customer relationships (weighted average life of 10 years)	$720,592	$720,592
Non-compete agreements (weighted average life of 3 years)	198,911	198,911
Patents and other (weighted average life of 10 years)	585,483	472,173

Total identifiable intangible assets - gross carrying value	1,504,986	1,391,676

Less: accumulated amortization	(1,092,711)	(1,042,332)

Total intangible assets, net	$412,275	$349,344

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Amortization of patents, customer relationships, non-compete agreements and licenses included as a charge to income amounted to $50,379 and $44,642 for the years ended October 31, 2021 and 2020.

Future estimated annual amortization expenses as of October 31, 2021 is as follows:

Years Ending October 31,	Amount
2022	54,429
2023	52,089
2024	42,877
2025	27,533
2026	24,442
Thereafter	210,905

Totals	$412,275

Goodwill consisted of the following as of:

	October 31,	October 31,
	2021	2020
Coda Octopus Colmek, Inc.	$2,038,669	$2,038,669
Coda Octopus Products Ltd	62,315	62,315
Coda Octopus Martech Ltd	1,281,124	1,281,124

Total Goodwill	$3,382,108	$3,382,108

Considerable management judgment is necessary to estimate the fair value of goodwill. Based on various market factors and projections used by management, actual results could vary significantly from management’s estimates.

The Company’s policy is to test its goodwill balances for impairment on an annual basis, as of October 31st, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Based on these evaluations, the fair value of reporting unit exceeds its carrying value. As such no impairment was recorded by management.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	October 31,	October 31,
	2021	2020

Buildings	$5,298,028	$5,103,324
Land	200,000	200,000
Office machinery and equipment	1,622,871	2,044,405
Rental assets	2,326,486	1,531,351
Furniture, fixtures and improvements	1,218,217	1,187,927
Totals	10,665,602	10,067,007
Less: accumulated depreciation	(4,628,501)	(4,007,107)

Total Property and Equipment, net	$6,037,101	$6,059,900

Depreciation expense for the years ended October 31, 2021 and 2020 was $873,694 and $758,297 respectively.

NOTE 5 - OTHER CURRENT ASSETS

Other current assets consisted of the following at:

	October 31,	October 31,
	2021	2020

Deposits	$63,992	$112,984
Tax Receivables	-	131,187
Employee Retention Credit receivables	563,627	-
Total Other Current Assets	$627,619	$244,171

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

NOTE 6 – CAPITAL STOCK

Common Stock

On June 9, 2020, the Company issued 30,000 shares of common stock to consultants for services rendered. These shares had an aggregate fair value of $169,500.

During the fiscal year ended October 31, 2020, the Company granted options to purchase an aggregate of 564,000 shares of common stock pursuant to the terms of the 2017 Stock Incentive Plan (“2017 Plan”) to various eligible individuals. As a result, as of October 31, 2020, there were 352,612 shares available under the Plan.

During the fiscal year ended October 31, 2021, the Company issued 80,314 shares of common stock for the exercise of 169,332 Options which were issued under the Company’s 2017 Plan.

On July 20, 2021, the Company issued 25,000 shares of common stock to consultants for services rendered. These shares had a fair value of $220,750.

During the fiscal year ended October 31, 2021, the Company granted under its 2017 Plan restricted stock awards to purchase an aggregate of 127,500 shares of common stock pursuant to the terms of the Plan to various eligible individuals. As a result, as of October 31, 2021, there were 238,612 shares available under the 2017 Plan. There were forfeitures of 8,000 and 3,000 options during the years ended October 31, 2021 and 2020, respectively.

The following table presents stock option activity for the years ended October 31, 2021 and 2020.

The intrinsic value of the outstanding options as of October 31, 2021 was $1,446,835 and $491,280 for October 31, 2020.

Stock Options
	Total	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price	Non-Vested	Weighted Average Exercise Price

Outstanding at October 31, 2019	-	$-	-	$-	-	$-
Granted	564,000	4.65	-	-	564,000	4.65
Vested	-	-	-	-	-	-
Exercises	-	-	-	-	-	-
Forfeited or cancelled	(3,000)	4.65	-	-	(3,000)	4.65

Outstanding at October 31, 2020	561,000	4.65	-	-	561,000	4.65

Granted	-		-	-	-
Vested	-	4.65	185,667	4.65	(185,667)	4.65
Exercises	(169,332)	4.65	(169,332)	4.65	-	4.65
Forfeited or cancelled	(8,000)	4.65	-	-	(8,000)	4.65

Outstanding at October 31, 2021	383,668	$4.65	16,335	$4.65	367,333	$4.65

Aggregate Intrinsic Value
October 31, 2020	$491,280		$-		$491,280

Aggregate Intrinsic Value
October 31, 2021	$1,446,835		$61,746		$1,385,089

The total expense recognized by the Company relating to stock options during the years ended October 31, 2021 and 2020, respectively, was $482,595 and $441,280. Unamortized compensation expense in future years is $311,228.

Restricted Stock Awards
	Total	Weighted Average Exercise Price		Exercisable	Weighted Average Exercise Price	Non-Vested	Weighted Average Exercise Price

Outstanding at October 31, 2020	-	$		$-	$-	$-	$-

Granted	127,500		8.80	-	$-	127,500	$8.80
Vested	-		8.80		$-	-	$-
Exercises	-		8.80		$-	-	$-
Forfeited or cancelled	(5,500)		8.80	-	-	(5,500)	$8.80

Outstanding at October 31, 2021	122,000		$8.80	-	-	122,000	$8.80

The total expense recognized by the Company relating to restricted stock awards during the year ended October 31, 2021 was $347,476. The expense in future years is $726,124.

All Stock Options and grants have been issued pursuant to the 2017 Plan.

Total stock compensation expense from issued shares, stock options and restricted stock awards is $1,050,821.

Preferred Stock

Series A and Series C Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. We had previously designated 50,000 preferred shares as Series A preferred stock and 50,000 preferred shares as Series C preferred stock. Both series have since been eliminated and as of October 31, 2021 there were no shares Preferred Stock issued or outstanding.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

NOTE 7 - INCOME TAXES

The Company provides for income taxes and the related accounts under the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect during the year in which the basis differences reverse. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As part of the US government’s response to the Pandemic, we have received $701,568 in Employee Retention Credits, which provided funding to keep our employees. This has been recorded as other income for the year ended October 31, 2021.

The provision (benefit) for income taxes comprises:

	October 31,	October 31,
	2021	2020
Current federal benefit	$(25,429)	$(12,502)
Foreign tax expense (benefit)	42,021	(38,161)

Total current tax expense (benefit)	16,592	(50,663)

Deferred federal expense	288,887	305,125
Deferred foreign benefit	-	(196,240)

Deferred Tax Expense	288,887	108,885

Total Income Tax Expense	$305,479	$58,222

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

NOTE 7 - INCOME TAXES (Continued)

The expense for income taxes differed from the U.S. statutory rate due to the following:

	October 31,	October 31,
	2021	2020
Statutory tax rate	21.0%	21.0%
Change in deferred taxes	(18.4)%	(17.1)%
Alternative Minimum Tax (refund)	0.0%	(1.1)%
Foreign tax (benefit) expense	3.2%	(1.1)%

Total	5.8%	1.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	October 31,	October 31,
	2021	2020
Noncurrent deferred tax assets
Temporary differences
U.S. NOL carryforwards	$15,930	$272,993
Stock option compensation	-	92,669
Restricted Stock Awards	72,970	$-
Book/Tax Depreciation	(12,124)	-
Foreign fixed assets	18,168	-
Foreign deferreds	-	196,240
Foreign NOL carryforwards	148,650	143,563

Total	243,594	705,465

Valuation allowance	(166,818)	(143,563)

Total Deferred Asset	$76,776	$561,902

As of October 31, 2021, we had U.S. federal net operating loss (NOL) carryforwards of $75,857, which expire in 2029.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

NOTE 8 - NOTE PAYABLE

Note payable consisted of the following at:

	October 31,	October 31,
	2021	2020

Secured note payable to HSBC NA with interest payable on the 28th day of each month at 4.56% per annum. Our monthly repayment obligation under this loan is $43,777 (comprising both principal and interest repayment). The maturity of this Loan is December 28, 2021	$63,559	$573,108

Total	63,559	573,108
Less: current portion	(63,559)	(509,769)
Total Long Term Note Payable	$-	$63,339

The HSBC loan is secured by a blanket lien on all of the Company’s US subsidiaries. The foreign subsidiaries are each guarantors of the obligations undertaken in the loan agreement. The HSBC Loan is due to be repaid in full by December 2021. After this payment is satisfied the blanket lien and guarantees will be released against the Business and its assets.

The Company entered into a $4,000,000 revolving line of credit facility with HSBC NA on November 27, 2019, with the interest rate established as the applicable prime rate. This revolving line of credit facility is subject to annual renewal and has been extended to November 2022. The outstanding balance on the line of credit was $0 as of October 31, 2021 and 2020.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of foreign currency translation adjustments. Total other comprehensive income (loss) was $654,219 and ($185,870) for the years ended October 31, 2021 and 2020, respectively.

A reconciliation of the other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheets is as follows:

	October 31,	October 31,
	2021	2020

Balance, beginning of year	$(2,321,278)	$(2,135,408)
Total other comprehensive income (loss) for the year - foreign currency translation adjustment	654,219	(185,870)
Balance, end of period	$(1,667,059)	$(2,321,278)

NOTE 10 – CONCENTRATIONS

Significant Customers

During the year ended October 31, 2021, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $2,484,173, or 12% of net revenues during the period. Total accounts receivable from this customer at October 31, 2021 was $468,149 or 11% of accounts receivable.

During the year ended October 31, 2020, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $4,273,702, or 21% of net revenues during the year. Total accounts receivable from this customer as of October 31, 2020 was $214,747 or 11% of accounts receivable.

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company’s U.S. subsidiaries maintain a 401(k) retirement plan. The plan allows the Company to make matching contributions of 4% of employee compensation, subject to IRS contribution limits. U.S. employees who have at least six months of service with the Company are eligible. In addition, the Company’s UK subsidiaries operate statutory pension schemes which provide for the payment of certain contribution by the Company and the Employee. These schemes in the UK operate on a defined contribution money purchase basis and the contributions are charged to operations as they arise. Finally, the Company is obligated to provide pension funding according to the laws in which it operates including in both Denmark and Australia. The Company has an arrangement that fulfills this requirement. Employee benefit costs for the years ended October 31, 2021 and 2020 were $123,215 and $140,271, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

NOTE 12 -SEGMENT ANALYSIS

Based on the fundamental difference in the types of offering products versus services, we operate two distinct reportable segments which are managed separately. Coda Octopus Products (“Marine Technology Business” or “Products Segment”) operations are comprised primarily of sale of underwater technology sonar solutions, products for underwater operations including hardware and software, and rental of solutions and products to the underwater market. Coda Octopus Martech and Coda Octopus Colmek (“Marine Engineering Business” or “Services Segment”) provides engineering services primarily as sub-contractors to prime defense contractors.

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

The following table summarizes segment asset and operating balances by reportable segment as of and for the years ended October 31, 2021 and 2020, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas
●	Europe
●	Australia/Asia
●	Middle East/Africa

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

NOTE 12 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Year Ended October 31, 2021

Revenues from External Customers	$15,804,222	$5,527,305	$-	$21,331,527

Cost of Revenues	3,169,835	3,391,974	-	6,561,809

Gross Profit	12,634,387	2,135,331	-	14,769,718

Research & Development	2,509,107	473,569	-	2,982,676
Selling, General & Administrative	3,220,883	2,284,997	2,409,695	7,915,575

Total Operating Expenses	5,729,990	2,758,566	2,409,695	10,898,251

Income (Loss) from Operations	6,904,397	(623,235)	(2,409,695)	3,871,467

Other Income (Expense)
Other Income	354,373	1,079,374	1,635	1,435,382
Interest Expense	(12,588)	(19,668)	(21,349)	(53,605)

Total Other Income (Expense)	341,785	1,059,706	(19,714)	1,381,777

Income (Loss) before Income Taxes	7,246,182	436,471	(2,429,409)	5,253,244

Income Tax (Expense) Benefit
Current Tax Benefit (Expense)	35,032	(51,624)	-	(16,592)
Deferred Tax (Expense) Benefit	(418,338)	409,205	(279,754)	(288,887)

Total Income Tax (Expense) Benefit	(383,306)	357,581	(279,754)	(305,479)

Net Income (Loss)	$6,862,876	$794,052	$(2,709,163)	$4,947,765

Supplemental Disclosures

Total Assets	$30,631,442	$14,117,747	$716,230	$45,465,419

Total Liabilities	$3,166,999	$849,306	$400,041	$4,416,346

Revenues from Intercompany Sales - eliminated from sales above	$2,075,387	$355,608	$3,470,000	$5,900,995

Depreciation and Amortization	$780,434	$114,022	$29,617	$924,073

Purchases of Long-lived Assets	$793,995	$51,907	$118,302	$964,204

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

NOTE 12 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Year Ended October 31, 2020

Revenues from External Customers	$11,278,181	$8,765,629	$-	$20,043,810

Cost of Revenues	2,254,008	5,060,354	-	7,314,362

Gross Profit	9,024,173	3,705,275	-	12,729,448

Research & Development	1,955,364	1,042,243	190,782	3,188,389
Selling, General & Administrative	2,779,662	2,260,849	1,696,783	6,737,294

Total Operating Expenses	4,735,026	3,303,092	1,887,565	9,925,683

Income (Loss) from Operations	4,289,147	402,183	(1,887,565)	2,803,765

Other Income (Expense)
Other Income	141,511	526,734	-	668,245
Interest (Expense)	(10,612)	(15,672)	(43,919)	(70,203)

Total Other Income (Expense)	130,899	511,062	(43,919)	598,042

Income (Loss) before Income Taxes	4,420,046	913,245	(1,931,484)	3,401,807

Income Tax (Expense) Benefit
Current Tax Benefit (Expense)	63,590	-	(12,927)	50,663
Deferred Tax (Expense) Benefit	(196,664)	273,666	(185,887)	(108,885)

Total Income Tax (Expense) Benefit	(133,074)	273,666	(198,814)	(58,222)

Net Income (Loss)	$4,286,972	$1,186,911	$(2,130,298)	$3,343,585

Supplemental Disclosures

Total Assets	$22,200,123	$14,347,827	$1,491,201	$38,039,151

Total Liabilities	$1,572,314	$1,321,011	$749,558	$3,642,883

Revenues from Intercompany Sales - eliminated from sales above	$997,150	$354,373	$2,700,000	$4,051,523

Depreciation and Amortization	$678,449	$105,775	$22,462	$806,686

Purchases of Long-lived Assets	$811,352	$19,660	$167,323	$998,335

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

NOTE 13 – DISAGGREGATION OF REVENUE

	For the Year Ended October 31, 2021
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales
Revenues
Primary Geographical Markets
Americas	$3,434,552	$2,188,812	5,623,364
Europe	5,623,227	3,338,493	8,961,720
Australia/Asia	5,867,710	-	5,867,710
Middle East/Africa	878,733	-	878,733

Total Revenues	15,804,222	5,527,305	21,331,527

Major Goods/Service Lines
Equipment Sales	$10,914,124	$1,421,614	12,335,738
Equipment Rentals	2,324,773	-	2,324,773
Software Sales	669,968	-	669,968
Engineering Parts	-	3,239,866	3,239,866
Services	1,895,357	865,825	2,761,182

Total Revenues	15,804,222	5,527,305	21,331,527

Goods transferred at a point in time	$11,588,099	$1,421,614	13,009,713
Services transferred over time	4,216,123	4,105,691	8,321,814

Total Revenues	15,804,222	5,527,305	21,331,527

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

NOTE 13 - DISAGGREGATION OF REVENUE (Continued)

	For the Year Ended October 31, 2020
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales
Revenues
Primary Geographical Markets
Americas	$3,001,860	$5,776,674	$8,778,534
Europe	1,880,458	2,988,955	4,869,413
Australia/Asia	6,255,510	-	6,255,510
Middle East/Africa	140,353	-	140,353

Total Revenues	$11,278,181	$8,765,629	$20,043,810

Major Goods/Service Lines
Equipment Sales	$7,183,580	$230,060	$7,413,640
Equipment Rentals	1,361,151	-	1,361,151
Software Sales	453,638	-	453,638
Engineering Parts	-	7,299,879	7,299,879
Services	2,279,812	1,235,690	3,515,502

Total Revenues	$11,278,181	$8,765,629	$20,043,810

Goods transferred at a point in time	$7,484,414	$160,537	$7,644,951
Services transferred over time	3,793,767	8,605,092	12,398,859

Total Revenues	$11,278,181	$8,765,629	$20,043,810

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

October 31, 2021 and 2020

NOTE 14 – COMMITMENTS AND CONTINGENCIES (Continued)

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

Kevin Kane

Pursuant to the terms of an Employment Agreement dated May 7, 2021, as amended and modified, Kevin Kane was appointed the Chief Executive Officer of Colmek commencing July 6, 2021. The Employment Agreement provides for an annual base salary of $200,000. He will also be eligible for an annual performance bonus based on the Company’s financial performance. Subject to certain performance milestone during the current fiscal year, Mr. Kane will be paid a performance bonus of $12,000. As a further inducement, he was granted 15,000 restricted stock units out of the Company’s 2017 Stock Incentive Plan that vest in three equal annual instalments commencing on the first anniversary of grant.

The agreement may be terminated by the Company at any time. In the event that the Company terminates the employment agreement for whatever reason, the following severance payments apply:

Year 1 of employment	2 Weeks
Year 2 of employment	1 Month
Year 3 of employment	4 Months

The agreement includes a 12-month non-compete and non-solicitation provision.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

NOTE 14 – COMMITMENTS AND CONTINGENCIES (Continued)

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

Amendment to Michael Midgley’s Employment Agreement

The Company and Mr. Midgely entered into an agreement for the Amendment of his Employment Agreement on February 15, 2021.

The following amendments were made:

Role	Now Chief Financial Officer of the Company. Removing the position of Divisional CEO of Coda Octopus Colmek.
Reduction in hours	Working hours reduced to approximately 60% and his compensation reduced proportionally to $126,000.
Paid Time Off	Reduced proportionately and is now 12 days
Benefits	Reduced proportionately

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

Litigation

From time to time we may be a party to or be involved with legal proceedings, governmental investigations or inquires, claims or litigation that are related to our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business or its financial condition.

NOTE 15 – PAYROLL PROTECTION PROGRAM

In the year ended October 31, 2021, two of our US companies, received $648,872 under the second round of the US Government Payroll Protection Program (“Second Round PPP”) for payroll assistance during the Pandemic. The proceeds from the Second Round PPP have been used to pay US employees’ salaries during this period. In the year ended October 31, 2021 the Company utilized all of the $648,872 of the Second Round PPP to retain employees. These loans were forgiven on June 14 and 22, 2021. This amount is recorded in our accounts as “Other Income”.

In the 2020 FY our US companies received $648,872 under the US Government Payroll Protection Program (“First Round PPP”). The proceeds from the First Round PPP were used to retain employees. The companies received their First Round PPP loans in April and May of 2020. The amount received under the First Round PPP has now been forgiven under the Program. This amount is recorded in our financial statements of 2020FY as “Other Income.”

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

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

Additionally, the Company is subject to flow downs from prime defense contractors under Defense Federal Acquisition Regulation Supplement (“DFARS”). Recent flow-down entailed Executive Order 14042 which mandates the vaccination of all staff. We may not be able to enforce mandatory vaccination resulting in losing key staff members, thus impacting on our ability to provide contractual engineering services.

Further, the Pandemic may continue to affect the Company’s results of operation, financial position, and liquidity.

The Marine Technology Business is dependent on its workforce and/or distributors/resellers to sell and deliver its products and services. Developments such as social distancing, shelter -in- place directives and travel restrictions introduced by governments have impacted the Marine Products Business’s ability to deploy its workforce effectively. These same developments may affect the operations of the Company’s suppliers, Customers and distributors/resellers, as their own workforces and operations are disrupted by efforts to curtail the spread of this virus. The Company, being a manufacturing company, in large part is unable to work remotely. The Company’s activities are performed in certain international locations that are also impacted by the COVID-19 outbreak. Furthermore, it is critical for the Marine Technology Business to have in-person engagement with customers for the demonstration of its products from a vessel at sea. The restriction on global travel has resulted in significantly less customer engagement which affects the demand for its goods and services. These disruptions have negatively impacted the Marine Technology Business’s sales, its ongoing development projects, ability to build meaningful pipeline of opportunities and its results of operations in the 2021 FY.

A new variant of the coronavirus, Omicron, is emerging and governments are considering various forms of restriction including both on domestic and international travel. If there are further curtailments on our business including restriction on travel and potentially work from home policy (we are a manufacturing business), this will severely impact on our business and is likely to reduce significantly demand for our goods and services.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring through the date that the financial statements were issued, for events requiring, recording or disclosure in the October 31, 2021 consolidated financial statements.

On or around December 1, 2021 COPAS purchased property in Denmark for Danish Kroner 5,200,000 which is equivalent to US$ 808,116 at the Balance Sheet Date. This property was purchased to support the business activities of COPAS which was established as a mitigation strategy for the impact of the UK withdrawing as a member of the European Union. COPAS is pivotal for our business if we are to continue to do business in the EU member state countries. The property will be used by staff who are seconded to COPAS to provide operational capacity to the COPAS operations.

In November 2021 we established a subsidiary in India Coda Octopus Products (India) Private Limited to address some of the skills shortage we are experiencing in key areas and also to serve as a regional center for support and business development activities for South Asia.

In December 2021 the Company paid off all Principal and Interest due on the HSBC Debentures. All Collateral and Liens over the Company’s assets are, pursuant to the terms of the Debenture, expected to be removed in due course.

