Form 10-Q
period 2022-01-31
Coda Octopus Group, Inc.
filed 2022-03-16
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of March 15, 2022 is 10,857,195.

PART I. FINANCIAL INFORMATION

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

January 31, 2022 and October 31, 2021

	2022	2021
	Unaudited
ASSETS

CURRENT ASSETS
Cash	$20,711,228	$17,747,656
Accounts Receivable, net	1,535,682	4,207,996
Inventory	11,159,798	10,691,177
Unbilled Receivables	401,661	1,080,384
Prepaid Expenses	313,945	1,202,327
Other Current Assets	651,724	627,619

Total Current Assets	34,774,038	35,557,159

FIXED ASSETS
Property and Equipment, net	6,743,670	6,037,101

OTHER ASSETS
Goodwill and Other Intangibles, net	3,794,880	3,794,383
Deferred Tax Asset	86,643	76,776

Total Other Assets	3,881,523	3,871,159

Total Assets	$45,399,231	$45,465,419

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

January 31, 2022 and October 31, 2021

	2022	2021
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable	$319,605	$1,454,611
Accrued Expenses and Other Current Liabilities	805,573	740,449
Note Payable	-	63,559
Deferred Revenue	1,288,231	1,999,841

Total Current Liabilities	2,413,409	4,258,460

LONG TERM LIABILITIES

Deferred Revenue, less current portion	153,176	157,886

Total Long Term Liabilities	153,176	157,886

Total Liabilities	2,566,585	4,416,346

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 10,857,195 shares issued and outstanding as of January 31, 2022 and October 31, 2021, respectively	10,858	10,858
Additional Paid-in Capital	61,508,306	61,183,131
Accumulated Other Comprehensive Loss	(1,425,909)	(1,667,059)
Accumulated Deficit	(17,260,609)	(18,477,857)

Total Stockholders’ Equity	42,832,646	41,049,073

Total Liabilities and Stockholders’ Equity	$45,399,231	$45,465,419

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

For the Periods Indicated

(Unaudited)

	Three Months Ended January 31,
	2022	2021

Net Revenues	$5,838,208	$5,050,459
Cost of Revenues	1,678,274	1,735,537

Gross Profit	4,159,934	3,314,922

OPERATING EXPENSES
Research & Development	672,890	583,139
Selling, General & Administrative	2,111,112	1,813,366

Total Operating Expenses	2,784,002	2,396,505

INCOME FROM OPERATIONS	1,375,932	918,417

OTHER INCOME (EXPENSE)
Other Income	79,994	92,025
Interest Expense	(11,278)	(14,514)

Total Other Income	68,716	77,511

INCOME BEFORE INCOME TAX EXPENSE	1,444,648	995,928

INCOME TAX (EXPENSE) BENEFIT
Current Tax (Expense) Benefit	(285,609)	24,725
Deferred Tax Benefit	58,209	108,191

Total Income Tax (Expense) Benefit	(227,400)	132,916

NET INCOME	$1,217,248	$1,128,844

NET INCOME PER SHARE:
Basic	$0.11	$0.10
Diluted	$0.11	$0.10

WEIGHTED AVERAGE SHARES:
Basic	10,857,195	10,751,881
Diluted	11,396,861	11,308,881

NET INCOME	$1,217,248	$1,128,844

Foreign Currency Translation Adjustment	241,150	925,613

Total Other Comprehensive Income	$241,150	$925,613

COMPREHENSIVE INCOME	$1,458,398	$2,054,457

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended January 31, 2022 and 2021

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2020	10,751,881	$10,753	$60,132,415	$(2,321,278)	$(23,425,622)	$34,396,268

Employee stock based compensation	-	-	174,447	-	-	174,447
Foreign currency translation adjustment	-	-	-	925,613	-	925,613
Net Income	-	-	-	-	1,128,844	1,128,844
Balance, January 31, 2021	10,751,881	$10,753	$60,306,862	$(1,395,665)	$(22,296,778)	$36,625,172

Balance, October 31, 2021	10,857,195	$10,858	$61,183,131	$(1,667,059)	$(18,477,857)	$41,049,073
Employee stock based compensation	-	-	325,175	-	-	325,175
Foreign currency translation adjustment	-	-	-	241,150	-	241,150
Net Income	-	-	-	-	1,217,248	1,217,248
Balance, January 31, 2022	10,857,195	$10,858	$61,508,306	$(1,425,909)	$(17,260,609)	$42,832,646

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,217,248	$1,128,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161,466	366,183
Stock based compensation	325,175	174,447
Deferred income taxes	(9,750)	(108,191)
Funding from Paycheck Protection Program recognized as income	-	(89,971)
(Increase) decrease in operating assets:
Accounts receivable	2,608,920	144,023
Inventory	(613,670)	(853,446)
Unbilled receivables	675,179	(450,180)
Prepaid expenses	863,618	(10,805)
Other current assets	(26,093)	(47,225)
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(1,047,139)	(540,604)
Deferred revenue	(693,455)	316,639
Net Cash Provided by Operating Activities	3,461,499	29,714
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(987,093)	(406,083)
Purchases of other intangible assets	(14,871)	(3,061)
Net Cash Used in by Investing Activities	(1,001,964)	(409,144)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note	(63,559)	(125,142)
Proceeds from Paycheck Protection Program	-	526,545
Net Cash (Used in) Provided by Financing Activities	(63,559)	401,403

EFFECT OF CURRENCY TRANSLATION ON CHANGES IN CASH	567,596	925,613

NET INCREASE IN CASH	2,963,572	947,586

CASH AT THE BEGINNING OF THE PERIOD	17,747,656	15,134,289

CASH AT THE END OF THE PERIOD	$20,711,228	$16,081,875
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$11,278	$14,514
Cash paid for taxes	$51,264	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2022 and October 31, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Coda Octopus Group, Inc. (“Coda,” “the Company,” or “we”) operates two distinct operating business units. These are the Marine Technology Business (“Products Business”, “Products Operations” or “Products Segment”) and the Marine Engineering Business (“Services Business”, “Engineering Business” or “Engineering Operations”). The Marine Technology Business sells technology solutions to the subsea and underwater markets. These are designed, developed, manufactured and supported by the Business. Among the solutions it designs and develops, and which currently is its main revenue generating product, is its real time 3D volumetric imaging sonar which is a patented unique and leading product in the subsea/underwater market and marketed under the name Echoscope® and Echoscope PIPE® - PIPE is an acronym for Parallel Intelligent Processing Engine. It also recently launched a new diver management system (Diver Augmented Vision Display (DAVD)) system addressing the global defense and commercial diving market and which it believes is a significant part of its growth pillars. The requirements for the DAVD system emanated from Office of Naval Research and the concept of using a pair of transparent glasses in the Head up Display (HUD) is patented and licensed to the Company by United States Department of the Navy at Naval Surface Warfare Center Panama City Division. The Marine Engineering Business are sub-contractors to Prime Defense Contractor and generally supplies proprietary sub-assemblies to these Primes for incorporation into broader mission critical defense systems. These parts typically are supplied for the life of the program to which they pertain.

The consolidated financial statements include the accounts of Coda Octopus Group, Inc. and our domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

NOTE 2 – REVENUE RECOGNITION

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2022 and October 31, 2021

NOTE 2 – REVENUE RECOGNITION (Continued)

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2022 and October 31, 2021

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

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consists of sales commissions are deferred and amortized over the period of the contract performance. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other assets, net, respectively, in our consolidated balance sheets. As of January 31, 2022, and October 31, 2021, we had deferred commissions of $0 and $0, respectively. Amortization expense related to deferred commissions was $0 and $3,884 in the three months years ended January 31, 2022, and 2021, respectively.

Other Revenue Disclosures

See Note 15 – Disaggregation of Revenue for a breakdown of revenues from external customers and cost of those revenues between our Product Segment and Services Segment including information on the split of revenues by geography.

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2022 and October 31, 2021

NOTE 5 – INVENTORY

Inventory is stated at the lower of cost (First in, First Out method) or net realizable value. Inventory consisted of the following components:

	January 31,	October 31,
	2022	2021

Raw materials and parts	$7,926,535	$7,525,419
Work in progress	793,246	919,619
Finished goods	2,440,017	2,246,139
Total Inventory	$11,159,798	$10,691,177

NOTE 6 – FIXED ASSETS

Property and equipment consisted of the following as of:

	January 31,	October 31,
	2022	2021

Buildings	$6,019,236	$5,298,028
Land	200,000	200,000
Office machinery and equipment	1,666,436	1,622,871
Rental assets	2,427,189	2,326,486
Furniture, fixtures and improvements	1,206,402	1,218,217
Totals	11,519,263	10,665,602
Less: accumulated depreciation	(4,775,593)	(4,628,501)

Total Property and Equipment, net	$6,743,670	$6,037,101

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consisted of the following as of:

	January 31,	October 31,
	2022	2021

Deposits	$32,280	$63,992
Other Tax Receivables	43,156	-
Employee Retention Credit Receivables	576,288	563,627
Total Other Current Assets	$651,724	$627,619

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2022 and October 31, 2021

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

NOTE 9 – CONTRACTS IN PROGESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the consolidated balance sheets as Unbilled Receivables of $401,661 and $1,080,384 as of January 31, 2022, and October 31, 2021, respectively.

Our Deferred Revenue of $1,151,451 and $1,879,790 as of January 31, 2022, and October 31, 2021, respectively, consists of billings in excess of costs and revenues received as part of our warranty obligations upon completing a sale, as elaborated further in the last paragraph of this note.

Sales of equipment include a separate performance obligation for warranty, which is treated as deferred revenue, along with extended warranty sales, which may be purchased by customers. These amounts are amortized over the relevant warranty period (12 months is our standard warranty or 24, 36 or 60 months for extended warranty, sold as Through Life Support (TLS) Package) from the date of sale. These amounts are stated on the consolidated balance sheets as a component of Deferred Revenue and were $289,956 and $277,937 as of January 31, 2022 and October 31, 2021, respectively.

NOTE 10 – CONCENTRATIONS

Significant Customers

During the three months ended January 31, 31, 2022, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenue from these customers was $1,855,731, or 32% of net revenues during the period. Receivables from these customers was less than 10% of net receivables as of January 31, 2022.

During the three months ended January 31, 2021, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers was $1,303,807, or 26% of net revenues during the year. Total accounts receivable from these customers as of January 31, 2021 was $862,850 or 46% of accounts receivable.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2022 and October 31, 2021

NOTE 11 – NOTE PAYABLE

	January 31,	October 31,
	2022	2021

Secured note payable to HSBC NA with interest payable on the 28th day of each month at 4.56% per annum. Our monthly repayment obligation under this loan is $43,777 (comprising both principal and interest repayment). The maturity of this Loan was December 28, 2021	$-	$63,559

Total	-	63,559
Less: current portion	-	(63,559)
Total Long Term Note Payable	$-	$-

The HSBC loan was satisfied in full in the Current Quarter.

The Company entered into a $4,000,000 revolving line of credit facility with HSBC NA on November 27, 2019, with the interest rate established as the applicable prime rate. This revolving line of credit facility is subject to annual renewal and has been extended to November 2022. The outstanding balance on the line of credit was $0 as of January 31, 2022 and October 31, 2021.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements not yet effective that have significant or potential significance, to our Consolidated Financial Statements.

NOTE 13 – EARNINGS PER SHARE

	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
Fiscal Period	2022	2021
Numerator:
Net Income	$1,217,248	$1,128,844

Denominator:
Basic weighted average common shares outstanding	10,857,195	10,751,881
Unvested portion of options and restricted stock awards	539,666	557,000
Diluted outstanding shares	11,396,861	11,308,881

Net Income per share

Basic	$0.11	$0.10
Diluted	$0.11	$0.10

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2022 and October 31, 2021

NOTE 14 -SEGMENT ANALYSIS

Based on the fundamental difference in the types of offering products versus services, we operate two distinct reportable segments which are managed separately. Coda Octopus Products (“Marine Technology Business” or “Products Segment”) operations are comprised primarily of sale of underwater technology sonar solutions, products for underwater operations including hardware and software; diver management system; and rental of solutions and products to the underwater market. Coda Octopus Martech and Coda Octopus Colmek (“Marine Engineering Business” or “Services Segment”) provides engineering services primarily as sub-contractors to prime defense contractors.

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

The following table summarizes segment asset and operating balances by reportable segment as of and for the three months ended January 31, 2022, and 2021, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2022 and October 31, 2021

NOTE 14 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended January 31, 2022

Net Revenues	$3,823,748	$2,014,460	$-	$5,838,208

Cost of Revenues	572,292	1,105,982	-	1,678,274

Gross Profit	3,251,456	908,478	-	4,159,934

Research & Development	529,375	143,515	-	672,890
Selling, General & Administrative	753,614	651,149	706,349	2,111,112

Total Operating Expenses	1,282,989	794,664	706,349	2,784,002

Income (Loss) from Operations	1,968,467	113,814	(706,349)	1,375,932

Other Income (Expense)
Other Income	9,049	70,945	-	79,994
Interest Expense	(4,882)	(5,026)	(1,370)	(11,278)

Total Other Income (Expense)	4,167	65,919	(1,370)	68,716

Income (Loss) before Income Taxes	1,972,634	179,733	(707,719)	1,444,648

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	(266,520)	24,036	(43,125)	(285,609)
Deferred Tax Benefit	6,708	204	51,297	58,209

Total Income Tax (Expense) Benefit	(259,812)	24,240	8,172	(227,400)

Net Income (Loss)	$1,712,822	$203,973	$(699,547)	$1,217,248

Supplemental Disclosures

Total Assets	$30,847,114	$13,893,382	$658,735	$45,399,231

Total Liabilities	$1,635,666	$501,339	$429,580	$2,566,585

Revenues from Intercompany Sales - eliminated from sales above	$389,395	$115,823	$600,000	$1,105,218

Depreciation and Amortization	$135,658	$16,657	$9,151	$161,466

Purchases of Long-lived Assets	$986,093	$1,000	$14,871	$1,001,964

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2022 and October 31, 2021

NOTE 14 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended January 31, 2021

Net Revenues	$3,748,279	$1,302,180	$-	$5,050,459

Cost of Revenues	894,275	841,262	-	1,735,537

Gross Profit	2,854,004	460,918	-	3,314,922

Research & Development	441,744	141,395	-	583,139
Selling, General & Administrative	733,825	567,559	511,982	1,813,366

Total Operating Expenses	1,175,569	708,954	511,982	2,396,505

Income (Loss) from Operations	1,678,435	(248,036)	(511,982)	918,417

Other Income (Expense)
Other Income	2,036	18	-	92,025
Interest Expense	(2,253)	(5,151)	(7,110)	(14,514)

Total Other Income (Expense)	(217)	(5,133)	(7,110)	77,511

Income (Loss) before Income Taxes	1,678,218	(253,169)	(519,092)	995,928

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	12,653	-	12,072	24,725
Deferred Tax (Expense) Benefit	(11,155)	152,086	(32,740)	108,191

Total Income Tax (Expense) Benefit	1,498	152,086	(20,668)	132,916

Net Income (Loss)	$1,679,716	$(101,083)	$(539,760)	$1,128,844

Supplemental Disclosures

Total Assets	$24,767,757	$14,362,811	$1,224,954	$40,355,522

Total Liabilities	$1,573,260	$1,436,624	$720,466	$3,730,350

Revenues from Intercompany Sales - eliminated from sales above	$370,629	$49,201	$675,000	$1,094,830

Depreciation and Amortization	$312,122	$47,645	$6,416	$366,183

Purchases of Long-lived Assets	$399,975	$4,177	$4,992	$409,144

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2022 and October 31, 2021

NOTE 15 –DISAGGREGATION OF REVENUE

	For the Three Months Ended January 31, 2022
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales
Revenues
Primary Geographical Markets
Americas	$2,057,668	$1,204,282	$3,261,950
Europe	491,016	810,178	1,301,194
Australia/Asia	815,084	-	815,084
Middle East/Africa	459,980	-	459,980

Total Revenues	$3,823,748	$2,014,460	$5,838,208

Major Goods/Service Lines
Equipment Sales	$1,958,845	$436,864	$2,395,709
Equipment Rentals	630,468	-	630,468
Software Sales	304,796	-	304,796
Engineering Parts	-	1,300,618	1,300,618
Services	929,639	276,978	1,206,617

Total Revenues	$3,823,748	$2,014,460	$5,838,208

Goods transferred at a point in time	$2,263,641	$436,866	$2,724,343
Services transferred over time	1,560,107	1,577,594	3,113,865

Total Revenues	$3,823,748	$2,014,460	$5,838,208

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2022 and October 31, 2021

NOTE 15 –DISAGGREGATION OF REVENUE (Continued)

	For the Three Months Ended January 31, 2021
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales
Revenues
Primary Geographical Markets
Americas	$549,278	$516,441	$1,065,719
Europe	1,125,112	785,739	1,910,851
Australia/Asia	2,008,210	-	2,008,210
Middle East/Africa	65,679	-	65,679

Total Revenues	$3,748,279	$1,302,180	$5,050,459

Major Goods/Service Lines
Equipment Sales	$2,793,487	$220,957	$3,014,444
Equipment Rentals	334,363	-	334,363
Software Sales	225,222	-	225,222
Engineering Parts	-	856,347	856,347
Services	395,207	224,876	620,083

Total Revenues	$3,748,279	$1,302,180	$5,050,459

Goods transferred at a point in time	$3,056,037	$220,957	$3,276,994
Services transferred over time	692,242	1,081,223	1,773,465

Total Revenues	$3,748,279	$1,302,180	$5,050,459

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2022 and October 31, 2021

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

The Marine Technology Business is dependent on its workforce and/or distributors/resellers to sell and deliver its products and services. Developments such as social distancing, shelter -in- place directives and travel restrictions introduced by governments have impacted the Marine Products Business’s ability to deploy its workforce effectively. These same developments may affect the operations of the Company’s suppliers, Customers and distributors/resellers, as their own workforces and operations are disrupted by efforts to curtail the spread of this virus. The Company, being a manufacturing company, in large part is unable to work remotely. The Company’s activities are performed in certain international locations that are also impacted by the COVID-19 outbreak. Furthermore, it is critical for the Marine Technology Business to have in-person engagement with customers for the demonstration of its products from a vessel at sea. The restriction on global travel has resulted in significantly less customer engagement which affects the demand for its goods and services. These disruptions continue to impact the business. Particularly, its ability to perform sustained and meaningful business development and marketing activities, which require demonstrations at sea at customer locations. Asia which is a significant region for our solutions and products, still has strict restrictions as they relate to foreigners entering these countries. These restrictions cumulatively affect demand for our goods and services.

NOTE 17 – INCOME TAXES

The Company’s effective tax rate for the three months ended January 31, 2022, and 2021, was 16.0% and (11.8%) respectively. The increase in the effective tax rate for the three months ended January 31, 2022, as compared to January 31, 2021, resulted from the US companies becoming tax paying entities having used up their net operating loss carry-forwards.

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

The following discussion and analysis should be read in conjunction with our financial statements, included herewith and the audited financial statements included in our annual report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2022. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

General Overview

Throughout these discussions, the following terminologies listed immediately below are used and have the meanings ascribed to them in the said table.

“Current Quarter”: Three-month period ended January 31, 2022

“Previous Quarter”: Three-month period ended January 31, 2021

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

Our real time 3D/4D/5D/6D Imaging sonars are the only underwater imaging sonars capable of providing not only complex seabed mapping but inspecting and monitoring in real time 3D/4D/5D /6D moving underwater objects irrespective of water conditions including in zero visibility water conditions (a perennial problem in underwater operations). Competing technology can perform mapping (but not complex mapping) without the ability to perform real time inspection and monitoring of moving objects underwater. We believe our Echoscope PIPE® is the only technology that can generate multiple real time 3D/4D/5D and 6D acoustic images using different acoustic parameters such as frequency, field of view, pulse length and acoustic filters.

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

Factors Affecting our Business

Following is a short description of some of the most critical and pressing factors that affect our business. For a more detailed discussion of these and additional factors, refer to our Form 10-K for the fiscal year ended October 31, 2021, that is hereby incorporated by reference.

General Impact

Our operations continue to be impacted by the Coronavirus outbreak (“Pandemic”). We rely on the ability to sell our solutions offered by the Marine Technology Business, globally. Asia is a very significant market for our technology solutions including Japan, China, South Korea. All these countries without exception have severe restrictions which continue to affect our ability to have in-person visits with customers to demonstrate our new offerings which underpin our growth strategy including Echoscope PIPE® and CodaOctopus® DAVD (Diver Augmented Vision Display System) and our new enterprise software solution 4G USE®. Our products and solutions, including the top end software which controls the sonar and DAVD are complex and do require in-person demonstration and training for customers to benefit optimally from their adoption.

In addition, we are significantly impacted by the increasing unavailability of critical components for our products and also parts for bespoke engineering by our Engineering Segment. This is further compounded by significant price increases which, on the Marine Technology Business side, we are unlikely to be able to pass on to our customers. This is therefore likely to impact our realizable margins.

We are also experiencing skills shortage in areas that are critical to our growth strategy including in experienced sales and marketing personnel. In addition, the competition is very fierce for skills and we are seeing significant increase in costs associated with wages and salaries and demands from potential candidates to work from home as a precondition to joining our team. This is further exacerbated by the United Kingdom leaving the European Union, which complicates hiring qualified candidates from EU member states.

The Services Business continues to experience difficulties in closing orders due to a combination of factors including delays in Defense Prime Contractors securing their orders. This means that sub-contracting is slow.

Impact on Revenues and Earnings

Until the business environment normalizes, we are uncertain as to the extent of the impact the Pandemic will have on our future financial results. In the Current Quarter both the Marine Technology Business and our Engineering Business have been impacted by the constraints caused by the Pandemic which in turn is impeding our ability to do meaningful business development and opportunities pipeline building all of which affect our financial performance as a business.

Impact on Liquidity, Balance Sheet and Assets

Failure to curb the coronavirus Pandemic in the near future, coupled with the projected downturn in the global economic outlook, may adversely impact on our availability of free cash flow, working capital and business prospects. As of January 31, 2022, we had cash and cash equivalents of approximately $20,711,288 and in the Current Quarter we generated approximately $3,461,499 of cash from operations. Based on our outstanding obligations and our cash balances, we believe we have sufficient working capital to effectively continue our business operations for the foreseeable future.

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

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, “Summary of Accounting Policies” of our Consolidated Financial Statements for the year ended October 31, 2021.

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

For further discussion of our revenue recognition accounting policies, refer to Note 2 – “Revenue Recognition” in these consolidated financial statements and in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

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

Consolidated Results of Operations

Summary

In the Current Quarter our financial results have been adversely impacted by a number of factors. These are:

●	The ongoing Pandemic continues to affect our business development activities as in-person meeting and demonstrations with our customers are required due to the nature of our offerings.
●	Weaker than expected backlog of orders in the Services Segment.
●	Sustained increases in component prices.
●	Significant lead times for routine components for our products.

Segment Summary

In the Current Quarter the Products Business generated 65.5% of our consolidated revenues compared to 74% in the Previous Quarter. In the Current Quarter the Products Business realized an increase in net income before taxes of 17.5%. This was $1,972,634 in the Current Quarter compared to $1,678,218 in the Previous Quarter. Revenues generated in the Current Quarter increased by 2% and was $3,823,748 compared to $3,748,279. Gross Profit Margin increased and was 85% in the Current Quarter compared to 76.1% in the Previous Quarter. Total Operating Expenses increased by 9.1%. In the Current Quarter the Products Business completed significant milestone deliverables for our DAVD GEN 3.0 funded Program including expanding the capability to the Full Face Mask (FFM). Previously the DAVD was compatible with the Kirby Morgan Helmets. We also completed the introduction of the capability to support multiple divers and automating a number of key functions for the DAVD system.

In the Current Quarter the Services Business generated 34.5% of our consolidated revenues compared to 26% in the Previous Quarter. In the Current Quarter the Services Business’s recorded net income before taxes of $179,733 compared to loss before income taxes of $253,169 in the Previous Quarter. Revenues generated in the Current Quarter increased by 54.7% and was $2,014,460 compared to $1,302,180 in the Previous Quarter. Gross Profit Margin was 45.1% in the Current Quarter compared to 35.4% in Previous Quarter. Total Operating Expenses increased by 12.1% in the Current Quarter.

Results of Operations for the Current Quarter compared to the Previous Quarter

Revenue: Total consolidated revenues for the Current Quarter and the Previous Quarter were $5,838,208 and $5,050,459 respectively, representing an increase of 15.6%. Revenue in both the Products and Services Businesses increased over the Previous Quarter. Revenue in the Products Business increased by 2% and Services Business by 54.7%.

Gross Profit Margins: Margin percentage was stronger in the Current Quarter at 71.3% (gross profit of $4,159,934) compared to 65.6% (gross profit of $3,314,922) in the Previous Quarter.

Gross Profit Margins reported in our financial results may vary according to several factors. These include:

●	The percentage of consolidated sales attributed to the Marine Technology Business. The Gross Profit Margin yielded by the Marine Technology Business is generally higher than that of the Services Business;
●	The percentage of consolidated sales attributed to the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials contracts
●	The mix of sales within the Marine Technology Business during the reporting period:
● Outright Sale versus Rentals;
● Hardware Sale versus Software;
● Mix of Services rendered in the period – Offshore Engineering Services versus Paid Customer Research and Development Projects;
●	The mix of engineering projects performed (Design prototyping versus manufacturing), may also affect Gross Profit Margins;
●	Level of commissions on products which may vary according to volume. Both the Services and Marine Technology Businesses work with sales/distribution agents.
●	Level of Rental Assets in the Marine Technology Business’ Rental Pool and therefore subject to depreciation.

In the Current Quarter Gross Profit Margins for the Products operations were 85.0% compared to 76.1% in the Previous Quarter. For the Services operation these were 45.1% in the Current Quarter compared to 35.4% % in the Previous Quarter.

Since there are more variable factors affecting Gross Profit Margins in the Products Business, a table showing a summary of break-out of sales generated by the Products Business in the Current Quarter compared to the Previous Quarter is set out below:

	Current Quarter Products	Previous Quarter Products	Percentage Change
Equipment Sales	$1,958,845	$2,793,487	(29.88)%
Equipment Rentals	630,468	334,363	88.56%
Software Sales	304,796	225,222	35.33%
Services	929,639	395,207	135.23%

Total Net Sales	$3,823,748	$3,748,279	2.01%

In the Current Quarter the Products Business incurred Commission costs of $138,372 compared to $281,105, representing a 50.8% fall, resulting in Gross Profit Margins being higher.

Further information on the performance in the Current Quarter compared to the Previous Quarter of each Segment including revenues by product and geography can be found in Note 14 and Note 15 to the Unaudited Consolidated Financial Statements.

We believe that the decrease in the Equipment Sales category in the Current Quarter is due to the impending industry trade show, Oceanology 2022, which is scheduled to take place on March 15 -17, 2022. We typically see postponement of capital investment decisions until after the event.

Research and Development (R&D): R&D expenditures in the Current Quarter were $672,890 compared to $583,139 in the Previous Quarter, representing an increase of 15.4%.

Segment	January 31, 2022	January 31, 2021	Percentage Change
Services Segment R&D Expenditures	$143,515	$141,395	Increase of 1.50%
Products Segment R&D Expenditures	$529,375	$441,744	Increase of 19.84%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter increased by 16.4% to $2,111,112 from $1,813,366 in the Previous Quarter. In the Previous Quarter SG&A was reduced by $83,500 representing payroll assistance received under the UK Coronavirus Job Retention Scheme (CJRS) for UK staff who were furloughed during the Current Quarter. SG&A also includes non-cash item relating to charges for stock-based compensation which in the Current Quarter was $325,175 compared to $174,447, representing an 86.4% increase. The main variances in SG&A therefore relates to these two items discussed here.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	January 31, 2022	January 31, 2021	Percentage Change
Wages and Salaries	$903,162	$838,306	Increase of 7.74%
Legal and Professional Fees (including accounting and audit)	$359,018	$336,109	Increase of 6.82%
Rent for our various locations	$15,745	$9,765	Increase of 61.24%
Marketing	$13,766	$11,330	Increase of 21.5%

The increase in the “Wages and Salaries” category of expenditure reflects $83,500 in contributions under the CJRS which resulted in the reduction in SGA during the Previous Quarter . Nevertheless, we expect this area of expenditure to increase as we are investing in business development and sales resources and we also expect an increase in labor costs due to general skills shortage and also inflationary pressures in both the US and UK.

The increase in “Legal and Professional” reflects additional costs associated with increasing our accounting functions.

The increase in Marketing is anticipated within our plans and reflects an increase in marketing activities. This is an area of expenditures which we anticipate will increase materially in this fiscal year and subsequent years. As we shift our focus from R&D to business development and marketing, including undertaking efforts to build our brands, we anticipate a significant increase in this area of expenditure.

Operating Income: In the Current Quarter Operating Income increased by 49.8% and was $1,375,932 as compared to $918,417 in the Previous Quarter. The increase in Operating Income is due to the increase in consolidated revenues realized in the Current Quarter.

Interest Expense: Interest expense in the Current Quarter was $11,278 compared to $14,514 in the Previous Quarter, representing a fall of 22.3%. In the Current Quarter we paid the last interest payable on the HSBC NA debentures. All indebtedness under the debentures have been satisfied in full and therefore there will be no further interest payments in the foreseeable future. Please refer to Note 11 – Note Payable to the Unaudited Consolidated Financial Statements for further details pertaining to this HSBC Loan for more information on this.

Other Income: In the Current Quarter, we had Other Income of $79,994 compared to $92,025, representing a fall of 13.1% from the Previous Quarter. In the Previous Quarter we had contributions under the Paycheck Protection Program of $89,971 compared to $0 in the Current Quarter. Similarly in the Previous Quarter we had $0 for Employee Retention Credit, compared to $68,917 in the Current Quarter.

Income before income taxes: In the Current Quarter, we had income before income taxes of $1,444,648 as compared to $995,928 in the Previous Quarter, representing an increase of 45.1%. Income before income tax increased largely due to the increase in the Current Quarter of our consolidated revenues.

Net Income: In the Current Quarter we had Net Income of $1,217,248 compared to $1,128,844 in the Previous Quarter, representing an increase of 7.8%. In the Previous Quarter we recorded Current Tax Benefit of $24,725 and in the Current Quarter we recorded Current Tax Expense of $285,609 and similarly we recorded Deferred Tax Benefit in the Current Quarter of $58,209 compared to $108,191 in the Previous Quarter. The Company has now utilized its net operating loss carry forwards and therefore it is expected that the US companies will become tax paying entities.

Comprehensive Income. In the Current Quarter Comprehensive Income was $1,458,398 compared to $2,054,456 for the Previous Quarter. This category is affected by fluctuations in foreign currency exchange transactions. In the Current Quarter we had a foreign currency translation adjustment of $241,150 compared to $925,613 in the Previous Quarter. With the removal of the uncertainty of the future relationship between the United Kingdom and the European Union (“EU”) following its withdrawal from the EU and the entering into a trade agreement, we anticipate that the British Pound will be less volatile against the US$ and other major currencies.

Liquidity and Capital Resources

At January 31, 2022, the Company had an accumulated deficit of $17,260,609, working capital of $32,360,629, cash of $20,711,228 and stockholders’ equity of $42,832,646. For the Current Quarter, the Company’s operating activities provided cash of $3,461,499.

The Company entered into a $4,000,000 revolving line of credit with HSBC NA on November 27, 2019, at prime. The outstanding balance on the line of credit was $0 as of January 31, 2022. This revolving credit line will expire on November 26, 2022, unless renewed by the bank.

Financing Activities

Secured Promissory Note

On April 28, 2017, the Company and its US based subsidiaries entered into a loan agreement with HSBC Bank NA (the “Lender”) for a loan in the principal amount of $8,000,000 (the “Loan”). The annual interest rate was fixed at 4.56%. The obligations in connection with the repayment of the Loan were secured by all assets of Coda Octopus Group, Inc., and its US subsidiaries. Our foreign subsidiaries were joint and several guarantors of the obligations. This loan was paid in full in December 2021 and all obligations under the HSBC Loan have now been satisfied.

Inflation and Foreign Currency

The Company maintains its books in functional currency. In this connection, these are:

●	US Dollars for US Operations;
●	British Pound for United Kingdom Operations;
●	Danish Kroner for our Danish Operations; and
●	Australian Dollars for our Australian Operations.

Note 4 (Foreign Currency Translation) of our Unaudited Consolidated Financial Statements discusses fully the applicable rates used for our Balance Sheet and Income Statement.

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

Since the United Kingdom’s decision to withdraw from the European Union in 2016, the British Pound has been extremely volatile and because a significant part of our operations is based in the United Kingdom we suffered, since then, significant adverse exchange rate movements. However, since the final withdrawal from the EU by the United Kingdom in December 2020, the British Pound has been regaining its strength and we anticipate that the volatility that we experienced during the lead up to UK leaving the European Union will abate.

The impact of currency fluctuations on the three months ended January 31, 2022, is shown below. In this context “Constant Rates” is defined as the weighted average exchange rate prevailing in the Previous Quarter.

	British Pounds		Australian Dollar		Danish Kroner		US Dollar
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
Revenues	2,535,282	2,601,843	-	-	388,743	410,428	2,924,025	3,012,271	(88,246)
Costs	2,262,261	2,321,654	24,254	25,575	70,145	74,058	2,356,660	2,421,286	(64,626)
Net profit (losses)	273,021	280,189	(24,254)	(25,575)	318,598	336,370	567,365	590,984	(23,619)
Assets	22,672,721	23,102,691	32,500	34,633	2,142,098	2,209,870	24,847,319	25,347,194	(499,875)
Liabilities	(1,119,560)	(1,140,792)	(2,610)	(2,781)	(19,688)	(20,311)	(1,141,858)	(1,163,884)	22,026
Net assets	21,553,161	21,961,900	29,890	31,852	2,122,410	2,189,559	23,705,461	24,183,311	(477,850)

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, decreased our net income on activities in the Current Quarter by $23,619 and decreased net assets by $477,850. In addition, the Company booked transactional exchange rate gain of $241,150 during the Current Quarter.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 31, 2022. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A. Risks Factors

Not required for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Item 6. Exhibits

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coda Octopus Group, Inc. (Registrant)

Date: March 16, 2022	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: March 16, 2022	/s/ Michael Midgley
Michael Midgley
Chief Financial Officer

