Form 10-Q
period 2022-04-30
Coda Octopus Group, Inc.
filed 2022-06-14
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-38154

CODA OCTOPUS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-2008348
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

3300 S Hiawassee Rd, Suite 104-105, Orlando, Florida	32835
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(407) 735 2406

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CODA	Nasdaq

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of June 14, 2022 is 10,858,302.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Financial Statements

For the Three Months Ended April 30, 2022 and 2021

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

April 30, 2022 and October 31, 2021

	2022	2021
	Unaudited
ASSETS
CURRENT ASSETS

Cash	$20,658,119	$17,747,656
Accounts Receivable, net	1,981,074	4,207,996
Inventory	10,598,371	10,691,177
Unbilled Receivables	353,302	1,080,384
Prepaid Expenses	348,927	1,202,327
Other Current Assets	578,456	627,619

Total Current Assets	34,518,249	35,557,159

FIXED ASSETS
Property and Equipment, net	6,388,822	6,037,101

OTHER ASSETS
Goodwill and Other Intangibles, net	3,823,506	3,794,383
Deferred Tax Asset	132,067	76,776

Total Other Assets	3,955,573	3,871,159

Total Assets	$44,862,644	$45,465,419

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

April 30, 2022 and October 31, 2021

	2022	2021
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts Payable	$1,225,126	$1,454,611
Accrued Expenses and Other Current Liabilities	916,523	740,449
Note Payable	-	63,559
Deferred Revenue	1,040,332	1,999,841

Total Current Liabilities	3,181,981	4,258,460

LONG TERM LIABILITIES

Deferred Revenue, less current portion	137,897	157,886

Total Long Term Liabilities	137,897	157,886

Total Liabilities	3,319,878	4,416,346

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 10,858,302 issued and outstanding as of April 30, 2022 and 10,857,195 shares issued and outstanding as of October 31, 2021	10,859	10,858
Additional Paid-in Capital	61,873,873	61,183,131
Accumulated Other Comprehensive Loss	(3,692,660)	(1,667,059)
Accumulated Deficit	(16,649,306)	(18,477,857)

Total Stockholders’ Equity	41,542,766	41,049,073

Total Liabilities and Stockholders’ Equity	$44,862,644	$45,465,419

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021

Net Revenues	$4,984,838	$5,373,076	$10,823,046	$10,423,535
Cost of Revenues	1,953,132	1,623,472	3,631,406	3,359,009

Gross Profit	3,031,706	3,749,604	7,191,640	7,064,526

OPERATING EXPENSES
Research & Development	517,378	645,281	1,190,268	1,228,420
Selling, General & Administrative	2,033,116	1,788,534	4,155,106	3,610,225

Total Operating Expenses	2,550,494	2,433,815	5,345,374	4,838,645

INCOME FROM OPERATIONS	481,212	1,315,789	1,846,266	2,225,881

OTHER INCOME (EXPENSE)
Other Income	14,497	69,445	94,491	71,499
Funding from Paycheck Protection Program	-	558,901	-	648,872
Interest Expense	(2,502)	(5,108)	(2,902)	(11,297)

Total Other Income	11,995	623,238	91,589	709,074

INCOME BEFORE INCOME TAX EXPENSE	493,207	1,939,027	1,937,855	2,934,955

INCOME TAX BENEFIT (EXPENSE)
Current Tax Benefit (Expense)	109,150	309,962	(176,459)	334,688
Deferred Tax Benefit (Expense)	8,946	(41,056)	67,155	67,134

Total Income Tax Benefit (Expense)	118,096	268,906	(109,304)	401,822

NET INCOME	$611,303	$2,207,933	$1,828,551	$3,336,777

NET INCOME PER SHARE:
Basic	$0.06	$0.20	$0.17	$0.31
Diluted	$0.05	$0.20	$0.16	$0.30

WEIGHTED AVERAGE SHARES:
Basic	10,857,673	10,772,315	10,857,429	10,763,652
Diluted	11,405,507	11,191,315	11,405,263	11,182,652

NET INCOME	$611,303	$2,207,933	$1,828,551	$3,336,777

Foreign Currency Translation Adjustment	(2,266,751)	298,712	(2,025,601)	1,224,325

Total Other Comprehensive (Loss) Income	$(2,266,751)	$298,712	$(2,025,601)	$1,224,325

COMPREHENSIVE (LOSS) INCOME	$(1,655,448)	$2,506,645	$(197,050)	$4,561,102

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended April 30, 2022 and 2021

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2020	10,751,881	$10,753	$60,132,415	$(2,321,278)	$(23,425,622)	$34,396,268

Employee stock based compensation	-	-	174,447	-	-	174,447
Foreign currency translation adjustment	-	-	-	925,613	-	925,613
Net Income	-	-	-	-	1,128,844	1,128,844
Balance, January 31, 2021	10,751,881	$10,753	$60,306,862	$(1,395,665)	$(22,296,778)	$36,625,172

Employee stock based compensation	-	-	135,157	-	-	135,157
Stock issued for options exercised	65,161	65	(65)	-	-	-
Foreign currency translation adjustment	-	-	-	298,712	-	298,712
Net Income	-	-	-	-	2,207,933	2,207,933
Balance, April 30, 2021	10,817,042	$10,818	$60,441,954	$(1,096,953)	$(20,088,845)	$39,266,974

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2021	10,857,195	$10,858	$61,183,131	$(1,667,059)	$(18,477,857)	$41,049,073

Employee stock based compensation	-	-	325,175	-	-	325,175
Foreign currency translation adjustment	-	-	-	241,150	-	241,150
Net Income	-	-	-	-	1,217,248	1,217,248
Balance, January 31, 2022	10,857,195	$10,858	$61,508,306	$(1,425,909)	$(17,260,609)	$42,832,646

Employee stock based compensation	-	-	365,568	-	-	365,568
Stock issued for options exercised	1,107	1	(1)	-	-	-
Foreign currency translation adjustment	-	-	-	(2,266,751)	-	(2,266,751)
Net Income	-	-	-	-	611,303	611,303
Balance, April 30, 2022	10,858,302	$10,859	$61,873,873	$(3,692,660)	$(16,649,306)	$41,542,766

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,828,551	$3,336,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	443,941	599,864
Stock based compensation	690,743	309,604
Deferred income taxes	(63,824)	(67,135)
Funding from Paycheck Protection Program recognized as income	-	(648,872)
(Increase) decrease in operating assets:
Accounts receivable	2,028,159	(1,085,743)
Inventory	(588,779)	(1,425,821)
Unbilled receivables	711,678	(219,136)
Prepaid expenses	801,354	(115,307)
Other current assets	28,144	(312,329)
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(278,061)	(115,980)
Deferred revenue	(894,245)	178,939
Net Cash Provided by Operating Activities	4,707,661	434,861
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,083,111)	(551,153)
Purchases of other intangible assets	(58,365)	(48,036)
Net Cash Used in Investing Activities	(1,141,476)	(599,189)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes	(63,559)	(251,850)
Proceeds from Paycheck Protection Program	-	648,872
Net Cash (Used in) Provided by Financing Activities	(63,559)	397,022
EFFECT OF CURRENCY TRANSLATION ON CHANGES IN CASH	(592,163)	1,224,325

NET INCREASE IN CASH	2,910,463	1,457,019

CASH AT THE BEGINNING OF THE PERIOD	17,747,656	15,134,289

CASH AT THE END OF THE PERIOD	$20,658,119	$16,591,308
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$2,902	$28,152
Cash paid for taxes	$51,264	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2022, and October 31, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Coda Octopus Group, Inc. (“Coda,” “the Company,” or “we”) operates two distinct operating business units. These are the Marine Technology Business (“Products Business”, “Products Operations” or “Products Segment”) and the Marine Engineering Business (“Services Business”, “Engineering Business”; “Engineering Operations” or “Services Segment”). The Marine Technology Business sells technology solutions to the subsea and underwater markets. These solutions are designed, developed, manufactured and supported by the Company. Among the solutions which it offers to the market and currently its main revenue generating product, is its real time 3D volumetric imaging sonar which is a patented and leading product in the subsea/underwater market. This product is marketed under the name Echoscope® and Echoscope PIPE®, PIPE being an acronym for Parallel Intelligent Processing Engine. It also recently launched a new diver management system (Diver Augmented Vision Display (DAVD)) addressing the global defense and commercial diving market and which it believes is a significant part of its growth pillars. The requirements for the DAVD system emanated from Office of Naval Research and the concept of using a pair of transparent glasses in the Head up Display (HUD) underwater is patented and licensed to the Company by United States Department of the Navy at Naval Surface Warfare Center Panama City Division. The Marine Engineering Business are sub-contractors to prime defense contractors and generally supplies proprietary sub-assemblies to these Primes for incorporation into broader mission critical defense systems. These parts typically are supplied for the life of the program to which they pertain.

The consolidated financial statements include the accounts of Coda Octopus Group, Inc. and our domestic and foreign subsidiaries based outside of the US. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

Our revenues are earned under formal contracts with our customers and are derived from both sales and rental of underwater technologies and equipment for real time 3D imaging, mapping, defense and survey applications and from engineering services which we provide primarily to prime defense contractors. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential additional variable consideration. Our sales do not include a right of return by the customer.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2022, and October 31, 2021

NOTE 2 – REVENUE RECOGNITION (Continued)

Regarding our Marine Technology Business (“Products Business”), all of our products are sold on a stand-alone basis and those market prices are evidence of the value of the products. To the extent that we also provide services (e.g., installation, training, post-sales technical support etc.), those services are either included as part of the product or are subject to written contracts based on the stand-alone value of those services. Revenue from the sale of services is recognized when those services have been performed and evidence of the provision of those services exist.

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

For software license sales for which any services rendered are not considered distinct to the functionality of the software, we recognize revenue upon delivery of the software by the provision of the activation codes to the software.

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

April 30, 2022, and October 31, 2021

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

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consists of sales commissions are deferred and amortized over the period of the contract performance. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other assets, net, respectively, in our consolidated balance sheets. As of April 30, 2022, and October 31, 2021, we had deferred commissions of $3,496 and $0, respectively. Amortization expense related to deferred commissions was $874 and $0 in the three months years ended April 30, 2022, and 2021, respectively.

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

April 30, 2022, and October 31, 2021

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

NOTE 5 – INVENTORY

Inventory is stated at the lower of cost (First in, First Out method) or net realizable value. Inventory consisted of the following components:

	April 30, 2022	October 31, 2021

Raw materials and parts	$7,403,241	$7,525,419
Work in progress	743,008	919,619
Finished goods	2,452,122	2,246,139
Total Inventory	$10,598,371	$10,691,177

NOTE 6 – FIXED ASSETS

Property and equipment consisted of the following as of:

	April 30, 2022	October 31, 2021

Buildings	$5,745,658	$5,298,028
Land	200,000	200,000
Office machinery and equipment	1,661,846	1,622,871
Rental assets	2,395,856	2,326,486
Furniture, fixtures and improvements	1,165,094	1,218,217
Total	11,168,454	10,665,602
Less: accumulated depreciation	(4,779,632)	(4,628,501)

Total Property and Equipment, net	$6,388,822	$6,037,101

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2022, and October 31, 2021

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consisted of the following as of:

	April 30, 2022	October 31, 2021

Deposits	$47,026	$63,992
Other Tax Receivables	144,671	-
Employee Retention Credit Receivables	386,759	563,627
Total Other Current Assets	$578,456	$627,619

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

NOTE 9 – CONTRACTS IN PROGESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the consolidated balance sheets as Unbilled Receivables of $353,302 and $1,080,384 as of April 30, 2022, and October 31, 2021, respectively.

Our Deferred Revenue of $896,406 and $1,879,790 as of April 30, 2022, and October 31, 2021, respectively, consists of billings in excess of costs and revenues received as part of our warranty obligations upon completing a sale, as elaborated further in the last paragraph of this note.

Sales of equipment include a separate performance obligation for warranty, which is treated as deferred revenue, along with sales for which the customer may purchase extended warranty option. These amounts are amortized over the relevant obligation period (12 months is our standard warranty or 24, 36 or 60 months for extended warranty, sold as Through Life Support (TLS) Package) from the date of delivery. These amounts are stated on the consolidated balance sheets as a component of Deferred Revenue and were $281,823 and $277,937 as of April 30, 2022, and October 31, 2021, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2022, and October 31, 2021

NOTE 10 – CONCENTRATIONS

Significant Customers

During the three months ended April 30, 2022, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $549,134, or 11% of net revenues during the three months ended April 30, 2022. Receivables from this customer was $184,374, or 9.3% of net receivables as of April 30, 2022

During the three months ended April 30, 2021, the Company had three customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $2,178,677, or 41% of net revenues during three months ended April 30, 2021. Receivables from these customers were $1,048,055 or 33% of net receivable as of April 30, 2021.

During the six months ended April 30, 2022, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $2,374,201, or 22% of net revenues during six months ended April 30, 2022. Receivables from these customers were $600 or 0.03% of net receivables as of April 30, 2022

During the six months ended April 30, 2021, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenues from this customer were $1,045,367, or 10% of net revenues six months ended April 30, 2021. Receivables from this customer were $321,392 or 10% of net receivable as of April 30, 2021.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2022, and October 31, 2021

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements not yet effective that have significant or potential significance, to our Consolidated Financial Statements.

NOTE 12 – EARNINGS PER SHARE

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30	April 30	April 30	April 30
Fiscal Period	2022	2021	2022	2021
Numerator:
Net Income	$611,303	$2,207,933	$1,828,551	$3,336,777

Denominator:
Basic weighted average common shares outstanding	10,857,673	10,772,315	10,857,429	10,763,652
Unused portion of options and restricted stock awards	547,834	419,000	547,834	419,000
Diluted outstanding shares	11,405,507	11,191,315	11,405,263	11,182,652

Net income per share

Basic	$0.06	$0.20	$0.17	$0.31
Diluted	$0.05	$0.20	$0.16	$0.30

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2022, and October 31, 2021

NOTE 13 – 2017 STOCK INCENTIVE PLAN

On December 6, 2017, the Board of Directors adopted the 2017 Stock Incentive Plan (the “2017 Plan”) with 913,612 shares of Common Stock available under the Plan for issuance. This Plan was approved by Stockholders at its meeting held on or around July 24, 2018.

On July 12, 2021, the Board of Directors adopted the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan is identical to the 2017 in all material respects, except that the number of shares available for issuance thereunder is 1,000,000.

During the six months ended April 30, 2022, the Company granted to various eligible individuals Restricted Stock Awards of 55,181 shares of common stock pursuant to the terms of the Plan. During the six months ended April 30, 2022, 177,333 options vested and remain unexercised. 3,333 options were exercised on a cashless basis, and 1,107 shares were issued. As of April 30, 2022, there were 1,365,778 shares available for future issue under both 2017 and 2021 Plans. The total stock compensation expense during the six months ended April 30, 2022, was $690,743.

During the six months ended April 30, 2021, 4,000 options were forfeited. During the six months ended April 30, 2021, 182,667 options vested. As of April 30, 2021, 65,161 shares of common stock were issued pursuant the cashless exercise of 138,000 options. 44,667 options vested in March 2021 remained unexercised as of April 30, 2021. As of April 30, 2021, there were 416,273 shares of common stock available for future issue under the 2017 Plan. The total stock compensation expense during the six months ended April 30, 2021, was $309,604.

NOTE 14 -SEGMENT ANALYSIS

Based on the fundamental difference in the types of offering products versus services, we operate two distinct reportable segments which are managed separately. Coda Octopus Products (“Marine Technology Business” or “Products Segment”) operations are comprised primarily of sale of underwater technology sonar solutions, products for underwater operations including hardware and software; diver management system and rental of solutions and products to the underwater market. Coda Octopus Martech and Coda Octopus Colmek (“Marine Engineering Business” or “Services Segment”) provides engineering services primarily as sub-contractors to prime defense contractors.

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

The following tables summarize segment asset and operating balances by reportable segment as of and for the three and six months ended April 30, 2022 and 2021, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2022, and October 31, 2021

NOTE 14 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended April 30, 2022

Net Revenues	$3,491,009	$1,493,829	$-	$4,984,838

Cost of Revenues	816,033	1,137,099	-	1,953,132

Gross Profit	2,674,976	356,730	-	3,031,706

Research & Development	617,246	(99,868)	-	517,378
Selling, General & Administrative	569,451	683,612	780,053	2,033,116

Total Operating Expenses	1,186,697	583,744	780,053	2,550,494

Income (Loss) from Operations	1,488,279	(227,014)	(780,053)	481,212

Other Income (Expense)
Other Income	9,055	4,098	1,344	14,497
Interest Expense	(2,502)	-	-	(2,502)

Total Other Income (Expense)	6,553	4,098	1,344	11,995

Income (Loss) before Income Taxes	1,494,832	(222,916)	(778,709)	493,207

Income Tax (Expense) Benefit
Current Tax Benefit (Expense)	279	146,890	(38,019)	109,150
Deferred Tax (Expense) Benefit	(1,926)	(45,184)	56,056	8,946

Total Income Tax (Expense) Benefit	(1,647)	101,706	18,037	118,096

Net Income (Loss)	$1,493,185	$(121,210)	$(760,672)	$611,303

Supplemental Disclosures

Total Assets	$30,503,346	$13,541,238	$818,060	$44,862,644

Total Liabilities	$2,255,971	$616,133	$447,774	$3,319,878

Revenues from Intercompany Sales - eliminated from sales above	$413,654	$126,870	$607,500	$1,148,024

Depreciation and Amortization	$241,469	$31,190	$9,816	$282,475

Purchases of Long-lived Assets	$84,969	$11,049	$43,494	$139,512

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2022, and October 31, 2021

NOTE 14 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended April 30, 2021

Net Revenues	$4,184,409	$1,188,667	$-	$5,373,076

Cost of Revenues	1,022,701	600,771	-	1,623,472

Gross Profit	3,161,708	587,896	-	3,749,604

Research & Development	538,878	106,403	-	645,281
Selling, General & Administrative	804,140	556,611	427,783	1,788,534

Total Operating Expenses	1,343,018	663,014	427,783	2,433,815

Income (Loss) from Operations	1,818,690	(75,118)	(427,783)	1,315,789

Other Income (Expense)
Other Income	68,583	16	846	69,445
Funding from Paycheck Protection Program	122,327	436,574	-	558,901
Interest Expense	-	-	(5,108)	(5,108)

Total Other Income (Expense)	190,910	436,590	(4,262)	623,238

Income (Loss) before Income Taxes	2,009,600	361,472	(432,045)	1,939,027

Income Tax (Expense) Benefit
Current Tax Benefit	72,292	237,670	-	309,962
Deferred Tax (Expense) Benefit	(102,585)	112,550	(51,021)	(41,056)

Total Income Tax (Expense) Benefit	(30,293)	350,220	(51,021)	268,906

Net Income (Loss)	$1,979,307	$711,692	$(483,066)	$2,207,933

Supplemental Disclosures

Total Assets	$27,086,894	$14,667,654	$966,418	$42,720,966

Total Liabilities	$1,839,295	$1,027,958	$586,739	$3,453,992

Revenues from Intercompany Sales - eliminated from sales above	$504,411	$90,443	$675,000	$1,269,854

Depreciation and Amortization	$200,536	$26,436	$6,709	$233,681

Purchases of Long-lived Assets	$144,232	$1,371	$44,442	$190,045

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2022, and October 31, 2021

NOTE 14 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Six Months Ended April 30, 2022

Net Revenues	$7,314,757	$3,508,289	$-	$10,823,046

Cost of Revenues	1,388,325	2,243,081	-	3,631,406

Gross Profit	5,926,432	1,265,208	-	7,191,640

Research & Development	1,146,621	43,647	-	1,190,268
Selling, General & Administrative	1,327,947	1,339,787	1,487,372	4,155,106

Total Operating Expenses	2,474,568	1,383,434	1,487,372	5,345,374

Income (Loss) from Operations	3,451,864	(118,226)	(1,487,372)	1,846,266

Other Income (Expense)
Other Income	18,104	75,043	1,344	94,491
Interest Expense	(2,502)	-	(400)	(2,902)

Total Other Income (Expense)	15,602	75,043	944	91,589

Income (Loss) before Income Taxes	3,467,466	(43,183)	(1,486,428)	1,937,855

Income Tax (Expense) Benefit
Current Tax Benefit (Expense)	(266,241)	170,926	(81,144)	(176,459)
Deferred Tax Benefit	4,781	(44,980)	107,354	67,155

Total Income Tax (Expense) Benefit	(261,460)	125,946	26,210	(109,304)

Net Income (Loss)	$3,206,006	$82,763	$(1,460,218)	$1,828,551

Supplemental Disclosures

Total Assets	$30,503,346	$13,541,238	$818,060	$44,862,644

Total Liabilities	$2,255,971	$616,133	$447,774	$3,319,878

Revenues from Intercompany Sales - eliminated from sales above	$803,049	$242,693	$1,207,500	$2,253,242

Depreciation and Amortization	$377,127	$47,847	$18,967	$443,941

Purchases of Long-lived Assets	$1,071,062	$12,049	$58,365	$1,141,476

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2022, and October 31, 2021

NOTE 14 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Six Months Ended April 30, 2021

Net Revenues	$7,932,688	$2,490,847	$-	$10,423,535

Cost of Revenues	1,916,976	1,442,033	-	3,359,009

Gross Profit	6,015,712	1,048,814	-	7,064,526

Research & Development	980,622	247,798	-	1,228,420
Selling, General & Administrative	1,540,218	1,129,321	940,686	3,610,225

Total Operating Expenses	2,520,840	1,377,119	940,686	4,838,645

Income (Loss) from Operations	3,494,872	(328,305)	(940,686)	2,225,881

Other Income (Expense)
Other Income	70,619	34	846	71,499
Funding from Paycheck Protection Program	122,327	526,545	-	648,872
Interest Expense	-	-	(11,297)	(11,297)

Total Other Income (Expense)	192,946	526,579	(10,451)	709,074

Income (Loss) before Income Taxes	3,687,818	198,274	(951,137)	2,934,955

Income Tax (Expense) Benefit
Current Tax Benefit	84,945	237,670	12,072	334,688
Deferred Tax (Expense) Benefit	(113,740)	264,636	(83,761)	67,134

Total Income Tax (Expense) Benefit	(28,795)	502,306	(71,689)	401,822

Net Income (Loss)	$3,659,023	$700,580	$(1,022,826)	$3,336,777

Supplemental Disclosures

Total Assets	$27,086,894	$14,667,654	$966,418	$42,720,966

Total Liabilities	$1,839,295	$1,027,958	$586,739	$3,453,992

Revenues from Intercompany Sales - eliminated from sales above	$875,040	$139,644	$1,350,000	$2,364,684

Depreciation and Amortization	$512,658	$74,081	$13,125	$599,864

Purchases of Long-lived Assets	$544,207	$5,548	$49,434	$599,189

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2022, and October 31, 2021

NOTE 15 –DISAGGREGATION OF REVENUE

	For the Three Months Ended April 30, 2022
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$424,935	$578,244	$1,003,179
Europe	221,334	915,585	1,136,919
Australia/Asia	2,226,457	-	2,226,457
Middle East/Africa	618,283	-	618,283

Total Revenues	$3,491,009	$1,493,829	$4,984,838

Major Goods/Service Lines
Equipment Sales	$2,058,137	$543,134	$2,601,271
Equipment Rentals	715,308	-	715,308
Software Sales	134,422	-	134,422
Engineering Parts	-	618,335	618,335
Services	583,142	332,360	915,502

Total Revenues	$3,491,009	$1,493,829	$4,984,838

Goods transferred at a point in time	$2,174,910	$543,134	$2,718,044
Services transferred over time	1,316,099	950,695	2,266,794

Total Revenues	$3,491,009	$1,493,829	$4,984,838

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2022, and October 31, 2021

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2022, and October 31, 2021

NOTE 15 –DISAGGREGATION OF REVENUE (Continued)

	For the Six Months Ended April 30, 2022
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales
Revenues
Primary Geographical Markets
Americas	$2,482,603	$1,782,526	$4,265,129
Europe	712,350	1,725,763	2,438,113
Australia/Asia	3,041,541	-	3,041,541
Middle East/Africa	1,078,263	-	1,078,263

Total Revenues	$7,314,757	$3,508,289	$10,823,046

Major Goods/Service Lines
Equipment Sales	$4,016,982	$979,998	$4,996,980
Equipment Rentals	1,345,776	-	1,345,776
Software Sales	439,218	-	439,218
Engineering Parts	-	1,918,953	1,918,953
Services	1,512,781	609,338	2,122,119

Total Revenues	$7,314,757	$3,508,289	$10,823,046

Goods transferred at a point in time	$4,438,551	$980,000	$5,418,551
Services transferred over time	2,876,206	2,528,289	5,404,495

Total Revenues	$7,314,757	$3,508,289	$10,823,046

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2022, and October 31, 2021

NOTE 15 –DISAGGREGATION OF REVENUE (Continued)

	For the Six Months Ended April 30, 2021
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales
Revenues
Primary Geographical Markets
Americas	$1,463,807	$1,113,904	$2,577,711
Europe	2,790,755	1,376,943	4,167,698
Australia/Asia	3,495,233	-	3,495,233
Middle East/Africa	182,893	-	182,893

Total Revenues	$7,932,688	$2,490,847	$10,423,535

Major Goods/Service Lines
Equipment Sales	$5,883,949	$314,462	$6,198,411
Equipment Rentals	932,553	-	932,553
Software Sales	446,275	-	446,275
Engineering Parts	-	1,634,716	1,634,716
Services	669,911	541,668	1,211,579

Total Revenues	$7,932,688	$2,490,847	$10,423,535

Goods transferred at a point in time	$6,367,552	$314,462	$6,682,014
Services transferred over time	1,565,136	2,176,385	3,741,521

Total Revenues	$7,932,688	$2,490,847	$10,423,535

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2022, and October 31, 2021

NOTE 16 – COVID-19

The Company is continuing to face various risks related to the global outbreak of coronavirus disease (“COVID-19”).

The Engineering Services Business is dependent on its workforce and supply chain to deliver its products and services primarily to the U.S. and U.K. Governments. COVID-19 outbreaks among the workforce affect our ability to complete our projects within specified timeline and also increase the costs of such projects. Furthermore, costs of increase in labor due to a general shortage of labor or supply chain issues, may not be fully recoverable either from our customers or under existing insurance policies.

The Marine Technology Business is dependent on its workforce and/or distributors/resellers to sell and deliver its products and services. Travel restrictions introduced by governments in the areas in which we sell our solutions have impacted the Marine Products Business’s ability to deploy its workforce effectively. The Company’s activities are performed in certain international locations that are also impacted by the COVID-19 outbreak. Furthermore, it is critical for the Marine Technology Business to have in-person engagement with customers for the demonstration of its products from a vessel at sea. The restriction on global travel has resulted in significantly less customer engagement which affects the demand for its goods and services. These disruptions continue to impact the business. Particularly, its ability to perform sustained and meaningful business development and marketing activities, which require demonstrations at sea at customer locations.

Further, the Pandemic may continue to affect the Company’s results of operation, financial position, and liquidity.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2022, and October 31, 2021

NOTE 17 – INCOME TAXES

The Company’s effective tax rate for the three months ended April 30, 2022, and 2021 was (23.9) % and (13.9) % respectively. The decrease in the effective tax rate for the three months ended April 30, 2022, as compared to April 30, 2021, resulted from one of the US companies having a taxable loss for the three months. We have been recording the US tax rate of 21% for the US companies. We have been recording the UK tax rate at 0.0% as we believe our R&D tax credits will offset any tax liability incurred.

The Company’s effective tax rate for the six months ended April 30, 2022, and 2021 was 5.6 % and (13.9) % respectively. The increase in the effective tax rate for the six months ended April 30, 2022, as compared to April 30, 2021, resulted from the US companies becoming tax paying entities having used up their net operating loss carryforwards. We have been recording the US tax rate of 21% for the US companies. We have been recording the UK tax rate at 0.0% as we believe our R&D tax credits will offset any tax liability incurred.

NOTE 18 - RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications have no effect on the previously reported consolidated financial statements.

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

The following discussion and analysis should be read in conjunction with our financial statements, included herewith and the audited financial statements included in our annual report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2022. This discussion should not be construed to imply that the results discussed herein will necessarily be indicative of actual operating results in the future. Such discussion represents only our management’s best present assessment.

General Overview

Throughout these discussions, the following terminologies listed immediately below are used and have the meanings ascribed to them in the said table.

“Current Quarter”	Three-month period ended April 30, 2022
“Previous Quarter”	Three-month period ended April 30, 2021
“Current Six-Month Period”	The Six-month period ended April 30, 2022
“Previous Six-Month Period”	The Six-month period ended April 30, 2021

We operate two distinct business operations. These are:

●	the Marine Technology Business (also referred to in this Form 10-Q as “Products Business”, “Products Operations” or “Products Segment”); and

●	the Marine Engineering Business (also referred to in this Form 10-Q as “Engineering Business”, “Engineering Operations”, or “Services Business” or “Services Segment”).

Our Marine Technology Business is an established technology solution provider to the subsea and underwater imaging, surveying and diving market. It has been operating in this sector for over 25 years and it owns key proprietary technology including real time volumetric 3D Imaging Sonar technology and diving technology, that are used both in the underwater defense and commercial markets. All design, development and manufacturing of our technology and solutions are performed within the Company.

Our imaging sonar technology products and solutions marketed under the name of Echoscope® and Echoscope PIPE® are used primarily in the underwater construction market, offshore wind energy industry (offshore renewables), offshore oil and gas, forward looking obstacle avoidance, complex underwater mapping, salvage operations, dredging, bridge inspection, underwater hazard detection, port security, mining, fisheries, commercial and defense diving, and marine sciences sectors. Our diving technology which is new to the market is distributed under the name “CodaOctopus® DAVD” (Diver Augmented Vision Display) addresses the global defense and commercial diving markets. We believe that it has the potential to radically change how diving operations are performed globally because it delivers a real time information platform for diving, allows diving operations to be performed in zero visibility water conditions and provides real time mapping of the dive area.

Although we generate most of our revenues from our real time 3D sonar which includes both hardware and proprietary software, we have a number of other products in the subsea market such as our inertial navigation systems (F180 Series® and F280 Series®) and our geophysical hardware and software solutions, which include machine learning based automatic detection systems. Our customers include offshore service providers to major oil and gas companies, renewable energy companies, underwater construction companies, law enforcement agencies, ports, mining companies, defense bodies, research institutes and universities and diving companies.

Our Services Business acts primarily as a sub-contractor to prime defense contractors and engineer sub-assemblies which are utilized in broader defense programs. The Services Business has operations in the USA and UK. Its central business model is the design and manufacture of sub-assemblies for utilization into larger defense mission critical integrated systems (“MCIS”). An example of such MCIS is the US Close-In-Weapons Support (CIWS) Program for the Phalanx radar-guided cannon used on combat ships. These proprietary sub-assemblies, once approved within the MCIS program, afford the Services Business the status of preferred supplier. Such status permits it to supply these sub-assemblies and upgrades in the event of obsolescence or advancement of technology for the life of the MCIS program. Clients include prime defense contractors such as Raytheon, Northrop Grumman, Thales Underwater and BAE Systems.

Key Pillars for our Growth Plans

Our volumetric real time imaging sonar technology and our DAVD are our most promising products for the Group’s near-term growth.

Our real time 3D/4D/5D/6D Imaging sonars are the only underwater imaging sonars capable of providing not only complex seabed mapping but inspecting and monitoring in real time 3D/4D/5D and 6D moving objects underwater irrespective of water conditions including in zero visibility water conditions (a perennial problem in underwater operations). Competing technology can perform mapping (but not complex mapping) without the ability to perform real time 3D inspection and monitoring of moving objects underwater. Furthermore, we believe our Echoscope PIPE® is the only technology that can generate multiple real time 3D/4D/5D and 6D acoustic images of moving objects underwater using different acoustic parameters such as frequency, field of view, pulse length and acoustic filters.

In the industry in which we operate, we are widely considered the leading solution providers for underwater real time 3D visualization.

We also believe that the DAVD system is poised to radically change the way diving operations are performed globally by advancing the methods of communication, ability to consume and use digital information and real time imaging sonar data, thereby improving safety and reducing the costs of these operations. The DAVD HUD (Head Up Display) concept of utilizing a pair of transparent glasses in the HUD underwater, is protected by patent. The DAVD HUD is manufactured and distributed under license from the United States Department of the Navy at Naval Surface Warfare Center Panama City Division. The other component parts of the DAVD system are proprietary to the Company and include software (4G USE®), Diver Processing Pack, Top Side Controller and real time 3D Sonar. The successful adoption of the DAVD is dependent on the Company’s ability to have on-site demonstrations with existing and prospective customers. The DAVD system does not lend itself to adoption without such demonstration and training.

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

Factors Affecting our Business in the Current Quarter

Our Form 10-K for the fiscal year ended October 31, 2021, covers factors affecting our business and are incorporated by reference herein. Set out immediately below are additional factors that affect our business in the Current Quarter:

Cumulative Supply Chain Issues including Ripple Effect On Orders

The biggest challenge for the Company in the Current Quarter is the ongoing shortage of components in the market. We are experiencing a very high percentage of routine items required for the manufacture of our products and solutions or performing custom upgrades for customers that are unavailable for purchase in the market with crippling lead times being quoted from anywhere between six months to a year. In addition, suppliers are now charging on an hourly basis for time spent on seeking alternative parts. Since the beginning of the Coronavirus outbreak in March 2020, the Company has been ramping up its investment in inventory items that were typically on long lead time. We believe that in the current year we have built sufficient inventory for these high value long lead items. However, our systems are complex, and it is the low value inventory items that have traditionally been readily available that have unexpectedly become unavailable. To complete a system or perform customer upgrades, we need all parts and not just a high percentage of parts and it is these previously readily available items that have now become extremely challenging.

Our suppliers of certain subassemblies are also receiving decommits (i.e., cancellation) on orders that have been under contract with their suppliers for a long time. Therefore, even if there is a supply contract in place, firm or expected delivery dates are increasingly no longer met by suppliers.

We are also experiencing significant price increases for all our raw materials and components. Price increases sometimes exceed 100%. The significant price increases also means that unless these increased prices are fully absorbed by customers, margins and net income may be adversely affected.

The general shortage of components in the market impacts our Services Business even more acutely given the prototyping nature of its business which does not enable pre-emptive forward buying. The very nature of prototyping means that any requisite components are unknown until the prototype requirements are finalized and order is placed by the customer. Therefore, these components cannot be pre-emptively purchased until contract award or letter of intent received.

Additionally, our customers are also experiencing supply chain problems. This impacts on their ability to progress to the point of placing orders for the sub-assemblies that we typically design and manufacture for them. Consequently, this delays orders and impacts the level of order take by the Business.

Pandemic

Our operations continue to be impacted by the ongoing Coronavirus outbreak with its various mutations (“Pandemic”), which in turn continues to impact the demand for our goods and services. We rely on the ability to sell our solutions offered by the Marine Technology Business globally. Asia is a very significant market for our technology solutions including Japan, China and South Korea. During the Current Quarter, all of these countries had various degrees of entry restrictions which continue to prevent in-person visits with existing and prospective customers to demonstrate our new offerings which underpin our growth strategy. Our products and solutions, including the top end software which controls the sonar and DAVD are complex and, as a pre-requisite for adoption, do require in-person demonstration and training for customers. It is therefore not feasible to do these virtually.

Furthermore, in the Current Quarter our business experienced critical shortage of staff due to a high infection rate. This has resulted in increased project costs for various ongoing internal and external projects and significantly reduced productivity which will have a negative impact on our overall performance during the current financial year.

Inflation

Due to the global supply chain issues and after-shock of the Pandemic, inflation measured as the Consumer Price Index is significant in the countries in which we operate. In the twelve months to April 2022, these were:

-	Denmark 6.7%,
-	UK 9.0% and
-	USA 8.3%.

Inflation affects our business in a number of areas including increasing the costs of our operations and therefore our overall financial results. See section of this report “Inflation and Foreign Currency”.

Currency Fluctuations

The Company has operations in the UK, USA, Denmark, Australia and India.  In the Current Quarter the USD has strengthened against major currencies including the British Pound, Euro and Danish Kroner (the functional currencies of the Company’s foreign subsidiaries). A significant part of our consolidated results is transacted in Pounds and translated into USD, our reporting currency. In the Current Quarter, for the purposes of reporting revenues and expenses the value of the Pound fell 5.8% when compared to the Previous Quarter and for assets and liabilities the Pound fell 9.1% when compared to the Previous Quarter. The impact of currency fluctuations, including the impact of the Pound falling, is discussed more fully below in the section “Inflation and Foreign Currency”. See also Note 4 (Foreign Currency Translation) and section of this report “Inflation and Foreign Currency”.

Skills/Resource Shortages and Pressure on Salaries and Wages

We are experiencing skills shortage in areas that are critical to our growth strategy including experienced sales and marketing personnel and software developers.

Due to the inflationary conditions in the countries in which we operate (US, the UK and Denmark), there are significant pressures on wages making it difficult to attract staff and also risking retention of skills.

Impact on Revenues and Earnings

We are uncertain as to the extent that these factors reported immediately above including the global supply chain issues will have on our future financial results. In the Current Quarter, we continue to be negatively impacted by the reduction in customer orders and the resulting drop in our revenues and earnings. The supply chain issues further exacerbate this problem as our customers are unable to sub-contract to us, due to problems with availability of components and raw materials under the main part of the programs. Furthermore, with the significant increase in the costs of components and raw materials, this may affect our earnings, as we may not be able to sustainably pass on these dramatic increases onto our customers which may result in reduce demand for our products or services or the erosion of our gross profit margins.

Impact on Liquidity, Balance Sheet and Assets

Failure to curb the Pandemic in the near future, address the supply chain issues and inflation may adversely impact on our availability of our free cash flow, working capital, earnings and business prospects. As of April 30, 2022, we had cash and cash equivalents of approximately $20,658,119. Based on our outstanding obligations and our cash balances, we believe we have sufficient working capital to effectively continue our business operations for the foreseeable future.

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

We recognize such costs on a contract-by-contract basis in accordance with our revenue recognition policy. For revenue recognized under the completed contract method, costs are deferred until the products are delivered, or upon completion of services or, where applicable, customer acceptance. For revenue recognized under the percentage of completion method, costs are recognized as products are delivered or services are provided in accordance with the percentage of completion calculation. For revenue recognized ratably over the term of the contract, costs are also recognized ratably over the term of the contract, commencing on the date of revenue recognition. At each balance sheet date, we review deferred costs, to ensure they are ultimately recoverable. Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue.

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

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, goodwill is reduced by the excess of the carrying amount of the reporting unit over that reporting unit’s fair value. Goodwill can never be reduced below zero. At the end of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. There were no impairment charges during the periods presented.

Summary of Consolidated Results of Operations

Our consolidated financial results in the Current Quarter were down compared to the Previous Quarter. This is attributed to reduced order bookings in both the Products and Services businesses during the Current Quarter. The Products Business experienced delays in several anticipated rental projects which were included in our pipeline of opportunities in both the first quarter and the second quarter of the financial year. This was further exacerbated by Oceanology 2022 (one of the main industry trade events) being held in March 2022. Typically, customers postpone capital expenditure investment decisions until after this trade event. Furthermore, many key customers from Asia were not in attendance of Oceanology 2022 due to the Pandemic-related restrictions in these countries. This has resulted in reduced order by the Marine Technology Product in the first two quarters of this financial year. Although we have experienced reduced demand, we believe this relates to the current environment and not a broader issue with our offerings.

The Services Business order take continues to be slower than anticipated and is compounded by their customers projects being affected by the ongoing supply chain shortages and inflationary prices and therefore impacting the timing of the placement of sub-contracts for sub-assemblies that would typically be awarded to the Services Business.

Furthermore, during the Current Quarter we continued to be materially impacted by the Pandemic-related constraints placed upon the business environment which limited the extent of the business development activities the Products Business could undertake in Asia. Our UK operations were also significantly impacted by a high level of infection of the coronavirus amongst staff which impacted productively and hampered our progress.

Segment Summary

Products Business

In the Current Quarter the Products Business generated $3,491,009 or 70% of our consolidated revenues compared to $4,184,409 or 77.9% in the Previous Quarter, representing a fall of 16.6%. Revenues generated from Europe fell by 86.7% and were $221,334 compared to $1,665,443 in the Previous Quarter. We believe that this is due to the Pandemic which surged in Europe in the first half of our financial year affecting demand in Europe for our products. Gross Profit Margin increased slightly by 1% and was 76.6% in the Current Quarter compared to 75.6% in the Previous Quarter. In the Current Quarter more units of revenues in the Products Business emanated from sales through agents, resulting in an increase in commissions on sales which were 165.2% higher at $266,300 in the Current Quarter compared to $100,400, thus negatively affecting margins. In the Current Quarter Total Operating Expenses fell in the Products Business by 11.6%, compared to the Previous Quarter and Net Income Before Taxes fell by 20.8% and was $1,494,832 compared to $2,009,600 in the Previous Quarter.

Services Business

In the Current Quarter the Services Business generated $1,493,829 or 30% of our consolidated revenues compared to $1,188,667 or 22.1% in the Previous Quarter representing an increase of 25.7%. Gross Profit Margin was 23.9% representing a fall of 25.6%. The fall in Gross Profit Margin in the Services Business is largely due to the mix of engineering projects executed in the Current Quarter. Revenues generated by the Services Business includes equipment sales in the amount of $534,134 which carry a lower than typical Gross Profit Margin profile for the Services Business. This project afforded the Company an opportunity to serve a new market sector with a prestigious customer which we believe will open other opportunities with this customer in the new sector. Total Operating Expenses decreased by 12.0%, largely due to a decrease in R&D expenditures in the amount of $206,271, which resulted from R&D costs incurred being subsequently applied to a contracted engineering project and moved from Operating expenses to Direct Costs. In the Current Quarter the Services Business realized a loss before income taxes of $222,916 compared to an income of $361,472 in the Previous Quarter. Although the Services Business realized a loss in the Current Quarter, we do anticipate that on an annualized basis the Services Business operations will generate a net income, as we are expecting the third and fourth quarters to be more solid for this operating segment.

Results of Operations for the Current Quarter compared to the Previous Quarter

Revenue: Total consolidated revenues for the Current Quarter and the Previous Quarter were $4,984,838 and $5,373,076 respectively, representing a fall of 7.8%. The Products Business revenues fell from $4,184,409 in the Previous Quarter to $3,491,009 in the Current Quarter, representing a fall of 16.6%. This is largely due to slower than anticipated closure of orders in the first two quarters of this financial year, where we are seeing customer projects being postponed, thus impacting order take. In the Current Quarter, the Services Business revenues increased by 25.7% and was $1,493,829 compared to $1,188,667 in the Previous Quarter. Although the Services Business is quoting more projects in this financial year, the pace of progress for closing these opportunities has slowed. We believe this is largely due to supply chain issues under the prime contract causing delay in the sub-contracting process.

Gross Profit Margins: Margin percentage was weaker in the Current Quarter at 60.8% (gross profit of $3,031,706 compared to 69.8% (gross profit of $3,749,604) in the Previous Quarter.

Gross Profit Margins in the reporting period may vary according to a number of factors. These include:

●	The percentage of consolidated sales attributed to the Products Business. The Gross Profit Margin yielded by the Products Business is generally higher than that of the Services Business.
●	The percentage of consolidated sales attributed to the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials contracts.
●	The mix of sales generated by the Products Business:

●	Outright sales versus rentals.
●	Hardware related sales versus Software related sales.
●	Extent of Offshore Engineering Support Services provided in the period.
●	Extent of paid customer engineering work relating to customizing our technology for their purpose.

●	Level of commissions on sales (both the Services and Products businesses work with a global network of sales agents). Most sales by the Products Business from Asia attract commission as those are typically sales via our agents/distributors Network.
●	Level of assets in rental pool and cost of sales associated with these Assets (and which are subject to depreciation).

Services Business

In the Current Quarter Gross Profit Margins for the Services Business were 23.9% compared to 49.5% in the Previous Quarter. This significant fall is due to the fact that 36.4% of the total revenues generated in the Current Quarter by this segment relates to a particular work package which has a much lower than typical Gross Profit Margin, due to the type of project it involves. This project afforded the Company an opportunity to serve a new market sector with a prestigious customer which we believe will open other opportunities for the Company with this customer and in this sector. This has impacted the Gross Profit Margin of the Services Business in the Current Quarter and overall consolidated Gross Profit Margin.

Products Business

In the Current Quarter Gross Profit Margins for the Products operations were 76.6% compared to 75.6% in the Previous Quarter.

Since there are more variable factors affecting Gross Profit Margins in the Products Business, a table showing a summary of break-out of sales generated by the Products Business in the Current Quarter compared to the Previous Quarter is set out below:

	Current Quarter Products	Previous Quarter Products	Percentage Change
Equipment Sales	$2,058,137	$3,090,462	Decrease 33.4%
Equipment Rentals	715,308	598,190	Increase 19.6%
Software Sales	134,422	221,053	Decrease 39.2%
Services	583,142	274,704	Increase 112.3%

Total Net Sales	$3,491,009	$4,184,409	Decrease 16.6%

In the Current Quarter the Products Business incurred commission costs of $262,632 compared to $76,631 in the Previous Quarter, representing a 242.7% increase, resulting in Gross Profit Margins being lower.

Further information on the performance of each Segment including revenues by product and geography in the Current Quarter can be found in Notes 14 and 15 to the Unaudited Consolidated Financial Statements.

Research and Development (R&D): Total consolidated Research and Development expenditures in the Current Quarter were $517,378 compared to $645,281, representing a decrease of 19.8%. The reduction is largely due to a fall in R&D expenditures in the Services Segment.

●	Services Segment.

During the Current Quarter the Services Business R&D expenditures were ($99,868) in the Current Quarter compared to $106,403 in the Previous Quarter. This amount concerns an initial investment made by the Company in R&D that can now be attributed to subsequently awarded customer contract. The fall in R&D expenditures in this business unit is a reflection of reduction in expenditures relating to the Thermite® product line development which has been on hold due to many trials which we had commenced prior to the Pandemic being stalled. Until we can get the outcome of these trials, and therefore the customer requirements for the product, we are postponing expenditures in this area. One such trial which had hitherto been stalled has re-started and we have received the order for a small quantity of prototypes. This is an important opportunity for the success of the Thermite® range since it is for a US Navy shipboard application and if we are successful would lead to downstream follow-on production order for multiple units. This would also be a new program and customer for the Services Segment.

●	Products Segment

R&D expenditures in the Products Business increased from $538,878 in the Previous Quarter to $617,246 in the Current Quarter, representing an increase of 14.54%. The real increase in R&D Expenditures is relatively modest given that in the Current Quarter this amount includes an exceptional item of expenditures of $66,000 which represents a sub-contractor’s costs for development of a new generation of an ASIC (Application-Specific Integrated Circuit) device for our sonar technology, which will replace the previous generation of this device which we utilize.

Segment	April 30, 2022	April 30, 2021	Percentage Change
Services Segment R&D Expenditures	$(99,868)	$106,403	Decrease 193.9%
Products Segment R&D Expenditures	$617,246	$538,878	Increase 14.54%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter was $2,033,116 compared to $1,788,534 in the Previous Quarter, representing an increase in this area of expenditures of 13.7%.

The increase in SG&A in the Current Quarter is due to several factors. These include increase in wages and salaries and increase in Legal and Professional Fees. In addition, in the Previous Quarter we recorded contributions of $48,288 under the UK Government’s Pandemic Relief Program, the Coronavirus Job Retention Scheme (CJRS) which reduced payroll expenditures in the Previous Quarter and therefore SG&A. In the Current Quarter, we recorded no such contributions. In addition, in the Current Quarter, we recorded an increase of 170.48% relating to stock compensation expenditures (a non-cash charge) and which was $365,568 compared to $135,157 in the Previous Quarter. We also incurred costs related to the establishment of Coda Octopus Products (India) Private Ltd which did not exist in the Previous Quarter. This entity has been established to mitigate the acute engineering and software skills shortage that we are experiencing in both the UK and USA.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	April 30, 2022	April 30, 2021	Percentage Change
Wages and Salaries	$940,460	$791,759	Increase of 18.78%
Legal and Professional Fees (including accounting and audit)	$390,218	$258,736	Increase of 50.82%
Rent for our various locations	$14,742	$8,158	Increase of 80.71%
Marketing	$108,569	$32,116	Increase of 238.05%

The increase in “Wages and Salaries” is a reflection of the increased costs associated with the market conditions for employment. With inflationary pressures currently at unprecedented levels in the countries in which we operate including USA and UK, we expect this area is likely to continue to increase to remain competitive in attracting and retaining staff.

The increase in the Current Quarter of “Legal and Professional” category of expenditures is a reflection of increased fees associated with the performance of the Group’s audit services.

In general, the category of “Rent” is not material for the Business as we own most of our premises and facilities. The current category of rent largely reflects the premises we are using in Copenhagen which has been established to mitigate as far as possible the impact of the United Kingdom withdrawing from the European Union.

The Marketing Expenditures in both the Current Quarter and Previous Quarter are atypical of our projected Marketing Expenditures. Typically, our Marketing Expenditures reflect a range of marketing events such as participation of trade shows in different parts of the world, particularly in Europe, North America, Asia and the Middle East. Since the outset of the Pandemic in 2020, our marketing activities have been severely constrained due to the various government restrictions on travel and gatherings. This has depressed this area of expenditure. However, we are beginning to participate in more marketing events, and this has resulted in an increase of Marketing expenditures in the Current Quarter. We expect this area to materially increase over the fiscal year and be more in line with our pre-Pandemic Marketing expenditures.

Operating Income: In the Current Quarter we realized an operating profit of $481,212 compared to $1,315,789 in the Previous Quarter, representing a fall in Operating Income of 63.4%. The reduction in Operating Income is a result of a fall in our consolidated revenues in the Current Quarter by 7.2% compared to the Previous Quarter along with weaker Gross Profit Margins and an increase in Total Operating Expenses of 4.8% compared to the Previous Quarter.

Interest Expense: Interest expense fell by 51.0% in the Current Quarter to $2,502 from $5,108 in the Previous Quarter. We do not expect this category to be material since we do not have any significant loans. This category reflects interest and charges on banking facilities we have in place, such as business credit cards.

Other Income: In the Current Quarter we had $11,995 as “Other Income” compared to $623,238 in the Previous Quarter. In the Previous Quarter, as part of the US Government Pandemic Relief Program, the Company recognized $558,901 as “Other Income”, which was received under the second round of the Payroll Protection Program for payroll assistance (“PPP”). In the Current Quarter, no PPP assistance was recorded. Except for amounts received for PPP, “Other Income” category is typically not material.

Net Income before income taxes: In the Current Quarter, we realized Net Income before income taxes of $493,208 as compared to $1,939,027 in the Previous Quarter, representing a fall of 74.6%. The fall in Net Income before taxes is due to a fall in our consolidated revenues in the Current Quarter of 7.2% with Gross Profit Margins being weaker, in conjunction with an increase in Total Operating Expenses by 4.8% over the Previous Quarter. In addition, in the Previous Quarter Net Income before taxes increased by the inclusion of $558,901 in “Other Income” which represented assistance received under the PPP. Without this PPP contribution in the Previous Quarter, the fall in Net Income before income taxes in the Current Quarter would be 64.3%.

Net Income: In the Current Quarter the Company realized a net income of $611,303 as compared to $2,207,933 in the Previous Quarter, representing a fall of 72.3%. The fall in Net Income in the Current Quarter is a result of a fall in our consolidated revenues in conjunction with an increase in Total Operating Expenses. In addition, in the Previous Quarter Net Income increased by the inclusion of $558,901 in “Other Income” which represented assistance received under PPP. Without this PPP contribution in the Previous Quarter, the fall in Net Income in the Current Quarter would be 62.9%. In the Current Quarter the Company’s effective tax rate decreased as a result of the Services Business having a taxable loss in the Current Quarter. In the Current Quarter the effective tax rate was (23.9)% compared to (13.9)% in the Previous Quarter.

Comprehensive Income (loss). In the Current Quarter Comprehensive loss was ($1,655,448) compared to a comprehensive income of $2,506,645 for the Previous Quarter. This category is affected by fluctuations in foreign currency exchange transactions. In the Previous Quarter we realized a gain on foreign currency translation adjustments relating to certain transactions of $298,712 compared to a loss on these transactions of $2,266,751 in the Current Quarter. In the Current Quarter the USD has strengthened against major currencies including the British Pound, Euro and Danish Kroner (the functional currencies of our foreign operations). A significant part of the Company’s operations is based in the UK, and therefore a significant part of our financial transactions is performed in Pounds which are translated into USD for reporting purposes. In the Current Quarter, the Pound has fallen significantly against the USD. This is a key factor in the loss relating to foreign currency translations transactions in the Current Quarter. See Table 1 under section “Inflation & Foreign Currency” which shows the impact of the currency adjustments on our Profit & Loss Account activities and Balance Sheet

Results of Operations for the Current Six Month Period compared to the Previous Six Month Period

Revenue: Total consolidated revenues for the Current Six Month Period and the Previous Six Month Period were $10,823,046 and $10,423,535 respectively, representing an increase of 3.8%. In the Current Six Month Period, the Products Business revenues fell by 7.8%. The Products Business revenue in the Current Six Month Period was $7,314,757 compared to $7,932,688. The Services Business revenues increased in the Current Six Month Period and was $3,508,289 compared to $2,490,847, representing an increase of 40.8%. In the Current Six Month Period both the Products and Services Businesses have experienced a slow pace of converting opportunities to firm orders and we have during the period booked less orders than anticipated in our business plan. In the Current Quarter our overall quotation percentage rate was higher than the Previous Quarter. However, we are experiencing a much slower rate of closure including projects moving out in time. We believe this is reflective of the challenging environment particularly the supply chain issues that persists globally and also the ongoing constraints caused by the Pandemic, particularly in Asia which is an important market for our solutions.

Gross Profit Margins: Margin percentage was lower in the Current Six Month Period at 66.4% (gross profit of $7,191,640) compared to 67.8% (gross profit of $7,064,526).

Gross Profit Margins in the reporting period vary according to several factors, including:

●	The percentage of consolidated sales attributed to the Products Business. The Gross Profit Margin yielded by the Products Business is generally higher than that of the Services Business.
●	The percentage of consolidated sales attributed to the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials contracts.
●	The mix of sales generated by the Products Business:

●	Outright sales versus rentals.
●	Hardware related sales versus Software related sales.
●	Extent of Offshore Engineering Support Services provided in the period.
●	Extent of paid customer engineering work relating to customizing our technology for their purpose.

●	Level of commissions on sales (both the Services and Products businesses work with a global network sales agents). Most sales from Asia attract commission as those are typically sales via our agents/distributors Network.
●	Level of assets in rental pool and cost of the sales associated these Assets (and which are subject to depreciation).

Services Business

Gross Profit Margins for the Services Business were lower at 36.1% in the Current Six Month Period compared to 42.1% in the Previous Six Month Period. In the Current Six Month Period 27.9% of the Services Business revenues ($979,998) is attributable to an engineering project which carries a lower than typical Gross Profit Margin. This project afforded the Company an opportunity to serve a new market sector with a prestigious customer which we believe will open other opportunities with this customer and in this sector. This mix has impacted on the overall Gross Profit Margins of the Services Business.

Products Business

In the Current Six Month Period Gross Profit Margins for the Products Business were 81.0% compared to 75.8% in the Previous Six Month Period. Even though we paid increased agents commission on sales generated in the Current Six Month Period ($401,004 compared to $357,736, 12.1% higher) Gross Profit Margins were stronger in the Products Business due to increased units of equipment rentals (44.3% over the Previous Six Month Period) and service (125.8% increase over the Previous Six Month Period) both categories attracting a higher Gross Profit Margin than hardware product sales.

Since there are more variable factors affecting Gross Profit Margins in the Products Business, a table showing a summary of break-out of sales generated by the Products Business in the Current Six Month Period compared to the Previous Six Month Period is set out below:

	Six Month Period 2022	Six Month Period 2021	Percentage Change
Equipment Sales	$4,016,982	$5,883,949	Decrease 31.7%
Equipment Rentals	1,345,776	932,553	Increase 44.3%
Software Sales	439,218	446,275	Decrease 1.6%
Services	1,512,781	669,911	Increase 125.8%
Total Net Sales	$7,314,757	$7,932,688	Decrease 7.8%

In the Current Six Month Period the Products Business incurred Commission costs of $401,400 compared to $357,736, representing a 12.1% increase, resulting in Gross Profit Margins being lower.

Further information on the performance of each Segment including revenues by product and geography can be found in Notes 14 and 15 to the Unaudited Consolidated Financial Statements.

Research and Development (R&D): R&D expenditures in the Current Six Month Period were $1,190,268 compared to the $1,228,420 in the Previous Six Month Period, representing a decrease of 3.1%.

●	Services Segment.

During the Current Six Month Period the Services Business R&D expenditures decreased by 82.4%. The fall in R&D expenditures in this business unit is a reflection of reduction in expenditures relating to the development of the Thermite® product line. Since the start of the Pandemic Thermite® trials have stalled. Until we can get the outcome of these trials, and therefore the customer requirements for the product, we are postponing expenditures in this area. One such trial which had hitherto been stalled has re-started and we have received the order for a small quantity of prototypes. This is an important opportunity as it is intended for a US Navy shipboard application. If we are successful, we would expect it to result in downstream follow-on production order for multiple units. This would also be a new program and customer for the Services Segment.

●	Products Segment

During the Current Six Month Period R&D expenditures in the Products Segment increased by 16.9% from $980,622 in the Previous Six Month Period to $1,146,621. R&D expenditures are incurred by this business in connection with investments it makes in developing its products and solutions. In the Current Six Month Period, Products Business R&D expenditures include an exceptional item of expenditure of $66,000 which represents accruals for sub-contractor’s costs for development of a new generation of an ASIC (Application-Specific Integrated Circuit) device for our sonar technology.

Segment	April 30, 2022	April 30, 2021	Percentage Change
Services Segment R&D Expenditures	$43,647	$247,798	Decrease of 82.4%
Products Segment R&D Expenditures	$1,146,621	$980,622	Increase of 16.9%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Six Month Period increased to $4,155,106 from $3,610,225 in the Previous Six Month Period representing an increase of 15.1%.

The increase in SG&A in the Current Six Month Period is due to several factors. These include increase in wages and salaries and increase in Legal and Professional Fees. In addition, in the Previous Six Month Period we recorded contributions of $131,788 under the UK Government’s Pandemic Relief Program, the Coronavirus Job Retention Scheme (CJRS) which reduced payroll expenditures in the Previous Six Month Period and therefore SG&A. In the Current Six Month Period, we recorded no such contributions. In the Current Six-Month Period, we recorded a significant increase of 123.1% relating to stock compensation expenditures (a non-cash charge) and which were $690,743 compared to $309,604 in the Previous Six Month Period. We also incurred costs related to the establishment of Coda Octopus Products (India) Private Ltd, which did not exist in the Previous Six Month Period.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	April 30, 2022	April 30, 2021	Percentage Change
Wages and Salaries	$1,843,622	$1,630,065	Increase 13.10%
Legal and Professional Fees (including accounting and audit)	$749,235	$594,085	Increase 26.12%
Rent for our various locations	$30,487	$18,283	Increase 66.75%
Marketing	$122,335	$43,446	Increase 181.58%

The increase in the “Wages and Salaries” category of expenditure in the Current Six Month Period, is a reflection of tightness in the labor market resulting in competitive conditions causing increase in the costs of labor in the countries in which we operate including in US, UK, Denmark and India. The increase is a reflection of increases to salaries for existing staff and new hires.

The increase in the “Legal and Professional” category of expenditures in the Current Six Month Period is a reflection of increase in the costs of our audit services fees.

In general, the category of “Rent” is not material for the Business as we own most of premises and facilities. The current category of rent largely reflects the premises we use in Copenhagen.

The Marketing Expenditures in both the Previous Six Month Period and Current Six Month Period are atypical of our Marketing Expenditures. Our marketing comprises of a raft of activities which include trade shows in different parts of the world, particularly in Europe, North America, Asia and the Middle East. In the Previous Six Month Period our marketing activities have been severely constrained due to the Pandemic which prevented activities such as travel to customer or attending trade shows. We are now participating in more marketing related events. However, we are still significantly constrained and not back to pre-Pandemic levels of marketing activities due to the ongoing Pandemic, which restricts marketing activities in key countries such as those in Asia where there are still significant restrictions on foreigners entering these countries. The nature of our offerings, particularly our technology solutions require us to be in close proximity with our customers including being able to physically demonstrate the performance of our solutions. Therefore, virtual meetings cannot substitute for the key requirements to be physically able to demonstrate our capabilities on water in the customer’s place of operation. As these barriers are removed including entry restrictions, we anticipate that this area of expenditures will materially increase and be more in line with our pre-Pandemic expenditures.

Operating Income: Our income from our operating activities in the Current Six Month Period was $1,846,266 as compared to $2,225,881 in the Previous Six Month Period which represents a fall of 17.1%. This fall is a reflection of weaker Gross Profit Margins combined with an increase in Total Operating Expenses by 10.5%, as a result of a significant increase in our SG&A Expenditures in the Current Six Month Period.

Interest Expense: Interest expense in the Current Six Month Period was $2,902 compared to $11,297 in the Previous Six Month Period, representing a reduction of 74.3%. We do not expect Interest Expense to be material for our business since we currently do not have any significant loans. This category typically reflects charges on our banking facilities such as Business credit cards.

Other Income: In the Current Six Month Period, we had Other Income of $91,589 as compared to $709,074 in the Previous Six Month Period. In the Previous Six Month Period Other Income included $648,872 reflecting Pandemic-related contributions under the PPP. In the Current Six Month Period, there are no such contributions. Without such contributions, this category is generally not material.

Net Income before income taxes: In the Current Six Month Period, we had a net income before income taxes of $1,937,856 as compared to $2,934,955 in the Previous Six Month Period, representing a fall of 34.0%. This is due to the fall in our consolidated revenues in the Current Quarter impacting our year-to-date consolidated revenues along with weaker gross profit margins in conjunction with an increase in Total Operating Expenses by 10.5%. In addition, in the Previous Six Month Period Net Income before income taxes increased by the inclusion of $648,872 in “Other Income” which represented assistance received under the PPP. Without this PPP contribution in the Previous Six Month Period, the fall in Net Income before income taxes in the Current Six Month Period would be 15.2%.

Net Income: In the Current Six Month Period net income fell by 45.2 % to $1,828,552 from $3,336,777 in the Previous Six Month Period. This is due to the fall in our consolidated revenues along with weaker gross profit margins in conjunction with an increase in Total Operating Expenses. In addition, in the Previous Six Month Period Net Income increased by the inclusion of $648,872 in “Other Income” which represented assistance received under the PPP. Without this PPP contribution in the Previous Six Month Period, the fall in Net Income in the Current Six Month Period would be 31.9%. In the Current Six Month Period the Company’s effective tax rate increased and was 5.5% compared to (13.9)% in the Previous Six Month Period. The increase in the effective tax rate in the Current Six Month Period results from the exhaustion of the Company’s net operating losses in the United States. Furthermore, the effective tax rate in the Current Six Month Period is a lower rate because one of our subsidiaries in the United States incurred a loss in the Current Quarter.

Comprehensive Income (loss). In the Current Six Month Period Comprehensive loss was $197,050 compared to Comprehensive gain of $4,561,102 for the Previous Six Month Period. This category is affected by fluctuations in foreign currency exchange transactions. In the Previous Six Month Period we had a gain of $1,224,325 on foreign currency translation adjustment transactions compared to a loss on these transactions of $2,025,601 in the Current Six Month Period. In the Current Six Month Period, the USD has strengthened against most major currencies including the British Pound, Euro and Danish Kroner, the functional currencies of our foreign subsidiaries. A significant part of the Company’s operations is based in the UK, and therefore a significant part of our financial transactions is performed in Pounds which are translated into USD for reporting purposes. In the Current Six Month Period, the Pound has fallen significantly against the USD. This is a key factor in the loss relating to foreign currency translations transactions in the Current Six Month Period. See Table 2 under section “Inflation & Foreign Currency” which shows the impact of the currency adjustments on our Profit & Loss Account activities and Balance Sheet.

Liquidity and Capital Resources

At April 30, 2022, the Company had an accumulated deficit of $16,649,306, working capital of $31,336,268 and stockholders’ equity of $41,542,766. For the Six Months Ended April 30, 2022, the Company’s operating activities provided cash of $4,707,661.

Financing Activities

Secured Promissory Note

On April 28, 2017, the Company and its wholly-owned US based subsidiaries, Coda Octopus Products, Inc. and Coda Octopus Colmek, Inc. (together, the “Subsidiaries”), entered into a loan agreement with HSBC Bank NA (the “Lender”) for a loan in the principal amount of $8,000,000 (the “Loan”). The Loan was satisfied in full on December 28, 2021.

Revolving Credit Line

The Company entered into a $4,000,000 revolving line of credit with HSBC Bank NA on November 27, 2019 (renewed up to November 2022), with interest at the prime rate. The outstanding balance on the line of credit was $0 as of April 30, 2022.

Inflation and Foreign Currency

The Company maintains its books in functional currency. In this connection these are:

●	US Dollars for US Operations;
●	British Pound for United Kingdom Operations;
●	Danish Kroner for our Danish Operations;
●	Australian Dollars for our Australian Operations
●	Indian Rupees for our Indian Operations

Fluctuations in currency exchange rates can affect the Company’s sales, profitability, balance sheet valuation and financial position when the foreign currencies of its international operations are translated into US. dollars for financial reporting. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. The Company cannot predict the extent to which currency fluctuations may affect the Company’s business and financial position, and there is a risk that such fluctuations will have an adverse impact on the Company’s sales, profits and financial position. Also, because differing portions of our revenues and costs are denominated in foreign currency, movements can impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens without correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure.

The impact of currency fluctuations on the three months and six months ended April 30, 2022, is shown in Table 1 and Table 2 below.

For the purpose of Table 1 “Constant Rates” is defined as the prevailing exchange rate for balance sheet transactions in the Previous Quarter and weighted average exchange rate prevailing in the Previous Quarter for related revenues and expenses.

Table 1: Three Months ended April 30, 2022

	British Pounds		Australian Dollar		Danish Kroner		Indian Rupee		US Dollar
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
Revenues	3,280,837	3,412,590	-	-	700,819	751,162	-	-	3,981,656	4,163,752	(182,096)
Costs and Other (Income) Expense	2,529,514	2,631,095	319	333	38,881	41,674	(25,077)	(25,861)	2,543,637	2,647,241	(103,604)
Net profit (losses)	751,323	781,495	(319)	(333)	661,938	709,488	25,077	25,861	1,438,019	1,516,511	(78,492)
Assets	21,722,299	23,651,516	32,203	34,323	2,687,985	2,947,397	18,822	18,429	24,461,309	26,651,665	(2,190,356)
Liabilities	(1,675,791)	(1,824,623)	(2,415)	(2,574)	(58,317)	(63,945)	(67,054)	(65,652)	(1,803,577)	(1,956,794)	153,217
Net assets	20,046,508	21,826,893	29,788	31,749	2,629,668	2,883,452	(48,232)	(47,223)	22,657,732	24,694,871	(2,037,139)

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, decreased our net income on activities in the Current Quarter by $78,492 and decreased net assets by $2,037,139.

Table 2: Six Months ended April 30, 2022

The impact of currency fluctuations on the six months ended April 30, 2022, is shown below. In this context “Constant Rates” is defined as the prevailing exchange rate for balance sheet transactions in the Previous Six Month Period and weighted average exchange rate prevailing in the Previous Six Month Period for related revenues and expenses.

	British Pounds		Australian Dollar		Danish Kroner		Indian Rupee		US Dollar
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
Revenues	5,816,119	6,049,685	-	-	1,089,562	1,167,830	-	-	6,905,681	7,217,515	(311,834)
Costs & Other (Income) Expense	4,791,775	4,984,205	24,573	25,677	109,026	116,858	(25,077)	(25,861)	4,900,297	5,100,879	(200,582)
Net profit (losses)	1,024,344	1,065,480	(24,573)	(25,677)	980,536	1,050,972	25,077	25,861	2,005,384	2,116,636	(111,252)
Assets	21,722,299	23,651,516	32,203	34,323	2,687,985	2,947,397	18,822	18,429	24,461,309	26,651,665	(2,190,356)
Liabilities	(1,675,791)	(1,824,623)	(2,415)	(2,574)	(58,317)	(63,945)	(67,054)	(65,652)	(1,803,577)	(1,956,794)	153,217
Net assets	20,046,508	21,826,893	29,788	31,749	2,629,668	2,883,452	(48,232)	(47,223)	22,657,732	24,694,871	(2,037,139)

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, decreased our net income on activities in the Current Six Months Period by $111,252 and decreased net assets by $2,037,139.

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

(b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the reporting period covered by this report.

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

Coda Octopus Group, Inc. (Registrant)

Date: June 14, 2022	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: June 14, 2022	/s/ Michael Midgley
Michael Midgley
Chief Financial Officer

