Form 10-Q
period 2022-07-31
Coda Octopus Group, Inc.
filed 2022-09-14
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of September 14, 2022 is 10,858,302.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Financial Statements

For the Three Months Ended July 31 2022 and 2021

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

July 31, 2022 and October 31, 2021

	2022	2021
	Unaudited
ASSETS
CURRENT ASSETS

Cash	$21,370,920	$17,747,656
Accounts Receivable, net	4,254,168	4,207,996
Inventory	10,183,213	10,691,177
Unbilled Receivables	416,394	1,080,384
Prepaid Expenses	397,127	1,202,327
Other Current Assets	469,175	627,619

Total Current Assets	37,090,997	35,557,159

FIXED ASSETS
Property and Equipment, net	6,123,548	6,037,101

OTHER ASSETS
Goodwill and Other Intangibles, net	3,825,878	3,794,383
Deferred Tax Asset	163,553	76,776

Total Other Assets	3,989,431	3,871,159

Total Assets	$47,203,976	$45,465,419

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

July 31, 2022 and October 31, 2021

	2022	2021
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts Payable	$836,978	$1,454,611
Accrued Expenses and Other Current Liabilities	1,416,326	740,449
Note Payable	-	63,559
Deferred Revenue	2,056,487	1,999,841

Total Current Liabilities	4,309,791	4,258,460

LONG TERM LIABILITIES

Deferred Revenue, less current portion	102,815	157,886

Total Long Term Liabilities	102,815	157,886

Total Liabilities	4,412,606	4,416,346

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 10,858,302 issued and outstanding as of July 31, 2022 and 10,857,195 shares issued and outstanding as of October 31, 2021	10,859	10,858
Additional Paid-in Capital	62,158,977	61,183,131
Accumulated Other Comprehensive Loss	(4,497,817)	(1,667,059)
Accumulated Deficit	(14,880,649)	(18,477,857)

Total Stockholders’ Equity	42,791,370	41,049,073

Total Liabilities and Stockholders’ Equity	$47,203,976	$45,465,419

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021

Net Revenues	$6,267,409	$5,827,375	$17,090,455	$16,250,910
Cost of Revenues	1,704,765	1,614,966	5,336,171	4,973,975

Gross Profit	4,562,644	4,212,409	11,754,284	11,276,935

OPERATING EXPENSES
Research & Development	577,953	675,766	1,768,221	1,904,186
Selling, General & Administrative	1,960,978	2,213,821	6,116,085	5,824,046

Total Operating Expenses	2,538,931	2,889,587	7,884,306	7,728,232

INCOME FROM OPERATIONS	2,023,713	1,322,822	3,869,978	3,548,703

OTHER INCOME (EXPENSE)
Other Income	19,744	3,571	114,236	75,070
Funding from Paycheck Protection Program	-	-	-	648,872
Interest Expense	-	(6,145)	(2,902)	(17,442)

Total Other Income (Expense)	19,744	(2,574)	111,334	706,500

INCOME BEFORE INCOME TAX EXPENSE	2,043,457	1,320,248	3,981,312	4,255,203

INCOME TAX (EXPENSE) BENEFIT
Current Tax (Expense) Benefit	(326,732)	418,329	(503,191)	753,017
Deferred Tax Benefit (Expense)	51,932	(217,491)	119,087	(150,357)

Total Income Tax (Expense) Benefit	(274,800)	200,838	(384,104)	602,660

NET INCOME	$1,768,657	$1,521,086	$3,597,208	$4,857,863

NET INCOME PER SHARE:
Basic	$0.16	$0.14	$0.33	$0.45
Diluted	$0.16	$0.13	$0.32	$0.43

WEIGHTED AVERAGE SHARES:
Basic	10,858,302	10,830,183	10,857,724	10,786,107
Diluted	11,375,141	11,342,684	11,374,563	11,298,608

NET INCOME	$1,768,657	$1,521,086	$3,597,208	$4,857,863

Foreign Currency Translation Adjustment	(805,157)	(260,681)	(2,830,758)	963,644

Total Other Comprehensive Income (Loss)	$(805,157)	$(260,681)	$(2,830,758)	$963,644

COMPREHENSIVE INCOME	$963,500	$1,260,405	$766,450	$5,821,507

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended July 31, 2022 and 2021

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2020	10,751,881	$10,753	$60,132,415	$(2,321,278)	$(23,425,622)	$34,396,268

Employee stock based compensation	-	-	174,447	-	-	174,447
Foreign currency translation adjustment	-	-	-	925,613	-	925,613
Net Income	-	-	-	-	1,128,844	1,128,844
Balance, January 31, 2021	10,751,881	$10,753	$60,306,862	$(1,395,665)	$(22,296,778)	$36,625,172

Employee stock based compensation	-	-	135,157	-	-	135,157
Stock issued for options exercised	65,161	65	(65)	-	-	-
Foreign currency translation adjustment	-	-	-	298,712	-	298,712
Net Loss	-	-	-	-	2,207,933	2,207,933
Balance, April 30, 2021	10,817,042	$10,818	$60,441,954	$(1,096,953)	$(20,088,845)	$39,266,974

Employee stock based compensation	-	-	230,879	-	-	230,879
Stock issued for options exercised	15,153	15	(15)	-	-	-
Consultant stock based compensation	25,000	25	220,725	-	-	220,750
Foreign currency translation adjustment	-	-	-	(260,681)	-	(260,681)
Net Income	-	-	-	-	1,521,086	1,521,086
Balance, July 31, 2021	10,857,195	$10,858	$60,893,543	$(1,357,634)	$(18,567,759)	$40,979,008

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, October 31, 2021	10,857,195	$10,858	$61,183,131	$(1,667,059)	$(18,477,857)	$41,049,073

Employee stock based compensation	-	-	325,175	-	-	325,175
Foreign currency translation adjustment	-	-	-	241,150	-	241,150
Net Income	-	-	-	-	1,217,248	1,217,248
Balance, January 31, 2022	10,857,195	$10,858	$61,508,306	$(1,425,909)	$(17,260,609)	$42,832,646

Employee stock based compensation	-	-	365,568	-	-	365,568
Stock issued for options exercised	1,107	1	(1)	-	-	-
Foreign currency translation adjustment	-	-	-	(2,266,751)	-	(2,266,751)
Net Income	-	-	-	-	611,303	611,303
Balance, April 30, 2022	10,858,302	$10,859	$61,873,873	$(3,692,660)	$(16,649,306)	$41,542,766

Employee stock based compensation	-	-	285,104	-	-	285,104
Foreign currency translation adjustment	-	-	-	(805,157)	-	(805,157)
Net Income	-	-	-	-	1,768,657	1,768,657
Balance, July 31, 2022	10,858,302	$10,859	$62,158,977	$(4,497,817)	$(14,880,649)	$42,791,370

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,597,208	$4,857,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	652,762	827,509
Stock based compensation	975,847	761,233
Deferred income taxes	(93,289)	150,357
Funding from Paycheck Protection Program recognized as income	-	(648,872)
(Increase) decrease in operating assets:
Accounts receivable	(303,370)	(191,768)
Inventory	(415,752)	(1,688,545)
Unbilled receivables	642,380	(306,261)
Prepaid expenses	727,360	60,923
Other current assets	151,825	(312,041)
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	240,562	(379,552)
Deferred revenue	106,990	500,643
Net Cash Provided by Operating Activities	6,282,523	3,631,489
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,120,051)	(759,733)
Purchases of other intangible assets	(75,834)	(78,893)
Net Cash Used in Investing Activities	(1,195,885)	(838,626)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes	(63,559)	(379,763)
Proceeds from Paycheck Protection Program	-	648,872
Net Cash (Used in) Provided by Financing Activities	(63,559)	269,109
EFFECT OF CURRENCY TRANSLATION ON CHANGES IN CASH	(1,399,815)	963,644

NET INCREASE IN CASH	3,623,264	4,025,616

CASH AT THE BEGINNING OF THE PERIOD	17,747,656	15,134,289

CASH AT THE END OF THE PERIOD	$21,370,920	$19,159,905
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$2,902	$17,442
Cash paid for taxes	$74,432	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2022, and October 31, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Coda Octopus Group, Inc. (“Coda,” “the Company,” or “we”) operates two distinct operating business units. These are the Marine Technology Business (“Products Business”, “Products Operations” or “Products Segment”) and the Marine Engineering Business (“Services Business”, “Engineering Business”; or “Services Segment”). The Marine Technology Business sells technology solutions to the subsea and underwater markets. These solutions are designed, developed, manufactured and supported by the Company. Among the solutions which it offers to the market and currently its main revenue generating product, is its real time 3D volumetric imaging sonar which is a patented and leading product in the subsea/underwater market. This product is marketed under the name Echoscope® and Echoscope PIPE®, PIPE being an acronym for Parallel Intelligent Processing Engine. We also recently launched a new diver management system (Diver Augmented Vision Display (DAVD)) for use in the global defense and commercial diving markets and which we believe is a significant part of our growth pillars. The requirements for the DAVD system emanated from the Office of Naval Research. DAVD uses a pair of transparent glasses in the diver’s head up display (HUD) on which real time data is rendered. The concept of using a pair of transparent glasses in the Head up Display (HUD) underwater is patented and licensed to the Company by the United States Department of the Navy at Naval Surface Warfare Center Panama City Division. The Marine Engineering Business is a sub-contractor to prime defense contractors and generally supplies proprietary sub-assemblies for incorporation into broader mission critical defense systems. These parts typically are supplied for the life of the program. The Marine Engineering Business scope typically includes concept, design, prototype and manufacture.

The consolidated financial statements include the accounts of Coda Octopus Group, Inc. and its wholly-owned domestic and foreign subsidiaries based outside of the US. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

NOTE 2 – REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s Topic 606, Revenue from Contracts with Customers (“Topic 606”).

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

July 31, 2022, and October 31, 2021

NOTE 2 – REVENUE RECOGNITION (Continued)

Regarding our Marine Technology Business (“Products Business”), all of our products are sold on a stand-alone basis and those market prices are evidence of the value of the products. To the extent that we also provide services (e.g., installation, training, post-sales technical support, etc.), those services are either included as part of the product or are subject to written contracts based on the stand-alone value of those services. Revenue from the sale of services is recognized when those services have been performed and evidence of the provision of those services exist.

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

July 31, 2022, and October 31, 2021

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

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consists of sales commissions are deferred and amortized over the period of the contract performance. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other assets, net, respectively, in our consolidated balance sheets. As of July 31, 2022 and October 31, 2021, we had deferred commissions of $66,946 and $0, respectively. Amortization expense related to deferred commissions was $16,186 and $3,884 in the nine months years ended July 31, 2022, and 2021, respectively.

Other Revenue Disclosures

See Note 15 – Disaggregation of Revenue providing a breakdown of revenues from external customers and cost of those revenues between our Product Segment and Services Segment including information on the split of revenues by geography.

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

July 31, 2022, and October 31, 2021

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

NOTE 5 – INVENTORY

Inventory is stated at the lower of cost (First in, First Out method) or net realizable value. Inventory consisted of the following components:

	July 31,	October 31,
	2022	2021

Raw materials and parts	$6,847,710	$7,525,419
Work in progress	660,890	919,619
Finished goods	2,674,613	2,246,139
Total Inventory	$10,183,213	$10,691,177

NOTE 6 – FIXED ASSETS

Property and equipment consisted of the following as of:

	July 31,	October 31,
	2022	2021

Buildings	$5,618,650	$5,298,028
Land	200,000	200,000
Office machinery and equipment	1,687,417	1,622,871
Rental assets	2,345,544	2,326,486
Furniture, fixtures and improvements	1,146,145	1,218,217
Totals	10,997,756	10,665,602
Less: accumulated depreciation	(4,874,208)	(4,628,501)

Total Property and Equipment, net	$6,123,548	$6,037,101

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2022, and October 31, 2021

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consisted of the following as of:

	July 31,	October 31,
	2022	2021

Deposits	$94,547	$63,992
Other Tax Receivables	136,633	-
Employee Retention Credit Receivables	237,995	563,627
Total Other Current Assets	$469,175	$627,619

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

NOTE 9 – CONTRACTS IN PROGESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the consolidated balance sheets as Unbilled Receivables of $416,394 and $1,080,384 as of July 31, 2022, and October 31, 2021, respectively.

Our Deferred Revenue of $1,905,834 and $1,879,790 as of July 31, 2022, and October 31, 2021, respectively, consists of billings in excess of costs and revenues received as part of our warranty obligations upon completing a sale, as elaborated further in the last paragraph of this note.

Sales of equipment include a separate performance obligation for warranty, which is treated as deferred revenue, along with sales for which the customer may purchase extended warranty option. These amounts are amortized over the relevant obligation period (12 months is our standard warranty or 24, 36 or 60 months for our extended warranty, sold as Through Life Support (TLS) Package) from the date of delivery. These amounts are stated on the consolidated balance sheets as a component of Deferred Revenue and were $253,468 and $277,937 as of July 31, 2022, and October 31, 2021, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2022, and October 31, 2021

NOTE 10 – CONCENTRATIONS

Significant Customers

During the three months ended July 31, 2022, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $660,750, or 10.5% of net revenues during the three months ended July 31, 2022. Receivables from this customer were $246,100, or 5.8% of net receivables as of July 31, 2022.

During the three months ended July 31, 2021, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $1,474,464, or 25% of net revenues during the three months ended July 31, 2021. Receivables from these customers were $72,449 or 3.2% of net receivable as of July 31, 2021.

During the nine months ended July 31, 2022, the Company had one customer from whom it generated sales of 10% or more of net revenues. Revenues from this customer were $1,709,791, or 10% of net revenues during the nine months ended July 31, 2022. Receivables from this customer were $542,515 or 12.75% of net receivables as of July 31, 2022

During the nine months ended July 31, 2021, the Company had one customer from whom it generated sales of $1,588,172, or 10% of net revenues. Receivables from this customer were $72,449 or 3.2% of net receivables as of July 31, 2021.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2022, and October 31, 2021

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements not yet effective that have significant or potential significance, to our Consolidated Financial Statements.

NOTE 12 – EARNINGS PER SHARE

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31	July 31	July 31	July 31
Fiscal Period	2022	2021	2022	2021
Numerator:
Net Income	$1,768,657	$1,521,086	$3,597,208	$4,857,863

Denominator:
Basic weighted average common shares outstanding	10,858,302	10,830,183	10,857,724	10,786,107
Unused portion of options and restricted stock awards	516,839	512,501	516,839	512,501
Diluted outstanding shares	11,375,141	11,342,684	11,374,563	11,298,608

Net income per share

Basic	$0.16	$0.14	$0.33	$0.45
Diluted	$0.16	$0.13	$0.32	$0.43

NOTE 13 – 2017 STOCK INCENTIVE PLAN

On December 6, 2017, the Board of Directors adopted the 2017 Stock Incentive Plan (the “2017 Plan”) with 913,612 shares of Common Stock available under the Plan for issuance. This Plan was approved by Stockholders at its meeting held on July 24, 2018.

On July 12, 2021, the Board of Directors adopted the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan is identical to the 2017 in all material respects, except that the number of shares available for issuance thereunder is 1,000,000. This Plan was approved by Stockholders at its meeting held on September 14, 2021.

During the nine months ended July 31, 2022, the Company granted to various eligible individuals Restricted Stock Awards of 64,687 shares of common stock pursuant to the terms of the Plan. During the nine months ended July 31, 2021, 36,501 options or Restricted Stock Grants were forfeited. During the nine months ended July 31, 2022, 177,333 options vested and remained unexercised. In addition, 3,333 options were exercised on a cashless basis resulting in the issuance of 1,107 shares. As of July 31, 2022, there were 1,396,772 shares available for future issue under both 2017 and 2021 Plans. The total stock compensation expense during the nine months ended July 31, 2022, was $975,847.

During the nine months ended July 31, 2021, the Company granted to various eligible individuals Restricted Stock Awards to purchase an aggregate of 127,500 shares of common stock pursuant to the terms of the Plan. During the nine months ended July 31, 2021, 8,000 options were forfeited. As of July 31, 2021, 80,314 shares of common stock were issued pursuant to the cashless exercise of 169,332 options. In March 2021,  13,333 options vested but remained unexercised as of July 31, 2021. As of July 31, 2021, there were 288,773 shares of common stock available for future issue under the Plan. The total stock compensation expense during the nine months ended July 31, 2021, was $761,233.

NOTE 14 -SEGMENT ANALYSIS

Based on the fundamental difference in the types of offering, products and solutions versus services, we operate two distinct reportable segments which are managed separately. Coda Octopus Products (“Marine Technology Business” or “Products Segment”) operations are comprised primarily of sale of underwater technology sonar solutions, products for underwater operations including hardware and software, diver management system and rental of solutions and products to the underwater market. Coda Octopus Martech and Coda Octopus Colmek (“Marine Engineering Business” or “Services Segment”) provides engineering services primarily as sub-contractors to prime defense contractors.

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

The following tables summarize segment asset and operating balances by reportable segment as of and for the three and nine months ended July 31, 2022 and 2021, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas
●	Europe
●	Australia/Asia
●	Middle East/Africa

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2022, and October 31, 2021

NOTE 14 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended July 31, 2022

Net Revenues	$4,004,557	$2,262,852	$-	$6,267,409

Cost of Revenues	532,248	1,172,517	-	1,704,765

Gross Profit	3,472,309	1,090,335	-	4,562,644

Research & Development	605,857	(27,904)	-	577,953
Selling, General & Administrative	731,200	700,820	528,958	1,960,978

Total Operating Expenses	1,337,057	672,916	528,958	2,538,931

Income (Loss) from Operations	2,135,252	417,419	(528,958)	2,023,713

Other Income (Expense)
Other Income	14,472	4,212	1,060	19,744
Interest Expense	-	-	-	-

Total Other Income (Expense)	14,472	4,212	1,060	19,744

Income (Loss) before Income Taxes	2,149,724	421,631	(527,898)	2,043,457

Income Tax (Expense) Benefit
Current Tax Expense	(226,264)	(23,148)	(77,320)	(326,732)
Deferred Tax Benefit	378	2,141	49,413	51,932

Total Income Tax (Expense) Benefit	(225,886)	(21,007)	(27,907)	(274,800)

Net Income (Loss)	$1,923,838	$400,624	$(555,805)	$1,768,657

Supplemental Disclosures

Total Assets	$33,015,110	$13,354,167	$834,699	$47,203,976

Total Liabilities	$3,246,151	$774,497	$391,958	$4,412,606

Revenues from Intercompany Sales - eliminated from sales above	$966,316	$62,757	$607,500	$1,636,573

Depreciation and Amortization	$174,739	$24,209	$9,873	$208,821

Purchases of Long-lived Assets	$14,815	$22,125	$17,469	$54,409

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2022, and October 31, 2021

NOTE 14 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended July 31, 2021

Net Revenues	$3,845,051	$1,982,324	$-	$5,827,375

Cost of Revenues	545,243	1,069,723	-	1,614,966

Gross Profit	3,299,808	912,601	-	4,212,409

Research & Development	540,553	135,213	-	675,766
Selling, General & Administrative	862,673	621,876	729,272	2,213,821

Total Operating Expenses	1,403,226	757,089	729,272	2,889,587

Income (Loss) from Operations	1,896,582	155,512	(729,272)	1,322,822

Other Income (Expense)
Other Income	3,554	17	-	3,571
Interest Expense	(584)	(365)	(5,196)	(6,145)

Total Other Income (Expense)	2,970	(348)	(5,196)	(2,574)

Income (Loss) before Income Taxes	1,899,552	155,164	(734,468)	1,320,248

Income Tax (Expense) Benefit
Current Tax Benefit (Expense)	157,333	260,996	-	418,329
Deferred Tax (Expense) Benefit	(338,098)	108,141	12,466	(217,491)

Total Income Tax (Expense) Benefit	(180,765)	369,137	12,466	200,838

Net Income (Loss)	$1,718,787	$524,301	$(722,002)	$1,521,086

Supplemental Disclosures

Total Assets	$28,820,472	$14,608,555	$934,192	$44,363,219

Total Liabilities	$2,159,921	$844,816	$379,474	$3,384,211

Revenues from Intercompany Sales - eliminated from sales above	$492,579	$44,372	$675,000	$1,211,951

Depreciation and Amortization	$195,103	$24,590	$7,952	$227,645

Purchases of Long-lived Assets	$201,198	$7,655	$30,584	$239,437

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2022, and October 31, 2021

NOTE 14 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Nine Months Ended July 31, 2022

Net Revenues	$11,319,314	$5,771,141	$-	$17,090,455

Cost of Revenues	1,920,573	3,415,598	-	5,336,171

Gross Profit	9,398,741	2,355,543	-	11,754,284

Research & Development	1,752,478	15,743	-	1,768,221
Selling, General & Administrative	2,059,147	2,040,608	2,016,330	6,116,085

Total Operating Expenses	3,811,625	2,056,351	2,016,330	7,884,306

Income (Loss) from Operations	5,587,116	299,192	(2,016,330)	3,869,978

Other Income (Expense)
Other Income	32,576	79,256	2,404	114,236
Interest Expense	(2,502)	-	(400)	(2,902)

Total Other Income (Expense)	30,074	79,256	2,004	111,334

Income (Loss) before Income Taxes	5,617,190	378,448	(2,014,326)	3,981,312

Income Tax (Expense) Benefit
Current Tax Benefit (Expense)	(492,505)	147,778	(158,464)	(503,191)
Deferred Tax (Expense) Benefit	5,159	(42,839)	156,767	119,087

Total Income Tax (Expense) Benefit	(487,346)	104,939	(1,697)	(384,104)

Net Income (Loss)	$5,129,844	$483,387	$(2,016,023)	$3,597,208

Supplemental Disclosures

Total Assets	$33,015,110	$13,354,167	$834,699	$47,203,976

Total Liabilities	$3,246,151	$774,497	$391,958	$4,412,606

Revenues from Intercompany Sales - eliminated from sales above	$1,769,365	$305,450	$1,815,000	$3,889,815

Depreciation and Amortization	$551,866	$72,056	$28,840	$652,762

Purchases of Long-lived Assets	$1,085,877	$34,174	$75,834	$1,195,885

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2022, and October 31, 2021

NOTE 14 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Nine Months Ended July 31, 2021

Net Revenues	$11,777,739	$4,473,171	$-	$16,250,910

Cost of Revenues	2,462,219	2,511,756	-	4,973,975

Gross Profit	9,315,520	1,961,415	-	11,276,935

Research & Development	1,521,175	383,011	-	1,904,186
Selling, General & Administrative	2,402,406	1,751,197	1,670,443	5,824,046

Total Operating Expenses	3,923,581	2,134,208	1,670,443	7,728,232

Income (Loss) from Operations	5,391,939	(172,793)	(1,670,443)	3,548,703

Other Income (Expense)
Other Income	74,173	51	846	75,070
Funding from Paycheck Protection Program	122,327	526,545	-	648,872
Interest Expense	(1,069)	(365)	(16,008)	(17,442)

Total Other Income (Expense)	195,431	526,231	(15,162)	706,500

Income (Loss) before Income Taxes	5,587,370	353,438	(1,685,605)	4,255,203

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	254,745	498,666	(394)	753,017
Deferred Tax Benefit (Expense)	(356,164)	264,636	(58,829)	(150,357)

Total Income Tax (Expense) Benefit	(101,419)	763,302	(59,223)	602,660

Net Income (Loss)	$5,485,951	$1,116,740	$(1,744,828)	$4,857,863

Supplemental Disclosures

Total Assets	$28,820,472	$14,608,555	$934,192	$44,363,219

Total Liabilities	$2,159,921	$844,816	$379,474	$3,384,211

Revenues from Intercompany Sales - eliminated from sales above	$1,367,619	$184,016	$2,025,000	$3,576,635

Depreciation and Amortization	$707,761	$98,671	$21,077	$827,509

Purchases of Long-lived Assets	$745,405	$13,203	$80,018	$838,626

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2022, and October 31, 2021

NOTE 15 –DISAGGREGATION OF REVENUE

	For the Three Months Ended July 31, 2022
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$1,626,657	$1,468,483	$3,095,140
Europe	278,973	794,369	1,073,342
Australia/Asia	1,435,637	-	1,435,637
Middle East/Africa	663,290	-	663,290

Total Revenues	$4,004,557	$2,262,852	$6,267,409

Major Goods/Service Lines
Equipment Sales	$2,928,019	$451,416	$3,379,435
Equipment Rentals	380,984	-	380,984
Software Sales	252,204	-	252,204
Engineering Parts	-	999,228	999,228
Services	443,350	812,208	1,255,558

Total Revenues	$4,004,557	$2,262,852	$6,267,409

Goods transferred at a point in time	$3,180,223	$451,416	$3,631,639
Services transferred over time	824,334	1,811,436	2,635,770

Total Revenues	$4,004,557	$2,262,852	$6,267,409

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2022, and October 31, 2021

NOTE 15 –DISAGGREGATION OF REVENUE (Continued)

	For the Three Months Ended July 31, 2021
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$962,043	$589,560	$1,551,603
Europe	1,649,281	1,392,764	3,042,045
Australia/Asia	971,563	-	971,563
Middle East/Africa	262,164	-	262,164

Total Revenues	$3,845,051	$1,982,324	$5,827,375

Major Goods/Service Lines
Equipment Sales	$2,151,520	$782,255	$2,933,775
Equipment Rentals	713,389	-	713,389
Software Sales	153,150	-	153,150
Engineering Parts	-	1,093,176	1,093,176
Services	826,992	106,893	933,885

Total Revenues	$3,845,051	$1,982,324	$5,827,375

Goods transferred at a point in time	$2,298,962	$670,255	$2,969,217
Services transferred over time	1,546,089	1,312,069	2,858,158

Total Revenues	$3,845,051	$1,982,324	$5,827,375

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2022, and October 31, 2021

NOTE 15 –DISAGGREGATION OF REVENUE (Continued)

	For the Nine Months Ended July 31, 2022
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$4,109,260	$3,251,009	$7,360,269
Europe	991,323	2,520,132	3,511,455
Australia/Asia	4,477,178	-	4,477,178
Middle East/Africa	1,741,553	-	1,741,553

Total Revenues	$11,319,314	$5,771,141	$17,090,455

Major Goods/Service Lines
Equipment Sales	$6,945,001	$1,431,414	$8,376,415
Equipment Rentals	1,726,760	-	1,726,760
Software Sales	691,422	-	691,422
Engineering Parts	-	2,918,181	2,918,181
Services	1,956,131	1,421,546	3,377,677

Total Revenues	$11,319,314	$5,771,141	$17,090,455

Goods transferred at a point in time	$7,618,774	$1,431,416	$9,050,190
Services transferred over time	3,700,540	4,339,725	8,040,265

Total Revenues	$11,319,314	$5,771,141	$17,090,455

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2022, and October 31, 2021

NOTE 15 –DISAGGREGATION OF REVENUE (Continued)

	For the Nine Months Ended July 31, 2021
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$2,425,850	$1,703,464	$4,129,314
Europe	4,440,036	2,769,707	7,209,743
Australia/Asia	4,466,796	-	4,466,796
Middle East/Africa	445,057	-	445,057

Total Revenues	$11,777,739	$4,473,171	$16,250,910

Major Goods/Service Lines
Equipment Sales	$8,035,469	$1,096,718	$9,132,187
Equipment Rentals	1,645,942	-	1,645,942
Software Sales	599,425	-	599,425
Engineering Parts	-	2,727,892	2,941,848
Services	1,496,903	648,561	1,931,508

Total Revenues	$11,777,739	$4,473,171	$16,250,910

Goods transferred at a point in time	$8,666,514	$984,717	$9,651,231
Services transferred over time	3,111,225	3,488,454	6,599,679

Total Revenues	$11,777,739	$4,473,171	$16,250,910

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2022, and October 31, 2021

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

NOTE 17 – INCOME TAXES

The Company’s effective tax rate for the three months ended July 31, 2022, and 2021 was 13.4 % and (15.2) % respectively. The increase in the effective tax rate for the three months ended July 31, 2022, as compared to July 31, 2021, resulted from the US companies becoming tax paying entities having used up their net operating loss carryforwards. We have been recording the US tax rate of 21% for the US companies. We have been recording the UK tax rate at 0.0% as we believe our R&D tax credits will offset any tax liability incurred.

The Company’s effective tax rate for the nine months ended July 31, 2022, and 2021 was 9.6 % and (14.2) % respectively. The increase in the effective tax rate for the nine months ended July 31, 2022, as compared to July 31, 2021, resulted from the US companies becoming tax paying entities having used up their net operating loss carryforwards. We have been recording the US tax rate of 21% for the US companies. We have been recording the UK tax rate at 0.0% as we believe our R&D tax credits will offset any tax liability incurred.

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

General Overview

Throughout these discussions, the following terminologies listed immediately below are used and have the meanings ascribed to them in the said table.

“Current Quarter”	Three-month period ended July 31, 2022
“Previous Quarter”	Three-month period ended July 31, 2021
“Current Nine-Month Period”	The Nine-month period ended July 31, 2022
“Previous Nine-Month Period”	The Nine-month period ended July 31, 2021

We operate two distinct business operations. These are:

●	the Marine Technology Business (also referred to in this Form 10-Q as “Products Business”, “Products Operations” or “Products Segment”); and

●	the Marine Engineering Business (also referred to in this Form 10-Q as “Engineering Business”, or “Services Business” or “Services Segment”).

Our Marine Technology Business is an established technology solution provider to the subsea and underwater imaging, surveying and diving market. It has been operating as a supplier of solutions comprising both hardware and software products for over 25 years and it owns key proprietary technology including real time volumetric 3D Imaging Sonar technology and cutting-edge diving technology, that are used in both the underwater defense and commercial markets. All design, development and manufacturing of our technology and solutions are performed within the Company.

Our imaging sonar technology products and solutions marketed under the name of Echoscope® and Echoscope PIPE® are used primarily in the underwater construction market, offshore wind energy industry (offshore renewables), offshore oil and gas, forward looking obstacle avoidance, complex underwater mapping, salvage operations, dredging, bridge inspection, underwater hazard detection, port security, mining, fisheries, commercial and defense diving, and marine sciences sectors. Our novel diving technology is distributed under the name “CodaOctopus® DAVD” (Diver Augmented Vision Display) to the global defense and commercial diving markets. The DAVD embeds inside of the diver Head up Display (HUD) a pair of transparent glasses on which different types of information is rendered in real time. We believe that the DAVD system has the potential to radically change how diving operations are performed globally because it delivers a real time information platform for both divers and dive supervisors, allows diving operations to be performed in zero visibility water conditions, provides real time mapping of the dive area and serves as an important evidential record of the dive operations completed.

Although we generate most of our revenues from our real time 3D sonar which includes both proprietary hardware and software, we have a number of other products in the subsea market such as our inertial navigation systems (F180 Series® and F280 Series®) and our geophysical hardware and software solutions, which include artificial intelligence based automatic detection systems. Our customers include offshore service providers to major oil and gas companies, renewable energy companies, underwater construction companies, law enforcement agencies, ports, mining companies, defense bodies, prime defense contractors, research institutes and universities and diving companies.

Our Services Business acts primarily as a sub-contractor to prime defense contractors. It engineers sub-assemblies which are utilized in broader defense programs. The Services Business has operations in the USA and UK. Its central business model is the design and manufacture of sub-assemblies for utilization into larger defense mission critical integrated systems (“MCIS”). An example of such MCIS is the US Close-In-Weapons Support (CIWS) Program for the Phalanx radar-guided cannon used on combat ships. These proprietary sub-assemblies, once approved within the MCIS program, afford the Services Business the status of preferred supplier. Such status permits it to supply these sub-assemblies and upgrades in the event of obsolescence or advancement of technology for the life of the MCIS program. Clients include prime defense contractors such as Raytheon, Northrop Grumman, Thales Underwater and BAE Systems. The scope of services provided by the Services Business encompasses concept, design, prototype and manufacturing.

Key Pillars for our Growth Plans

Our volumetric real time imaging sonar technology and our DAVD are our most promising products for the Group’s near-term growth.

Our real time 3D/4D/5D/6D imaging sonars are the only underwater imaging sonars capable of providing not only complex seabed mapping but inspecting and monitoring in real time 3D/4D/5D and 6D moving objects underwater irrespective of water conditions including in zero visibility water conditions (a perennial problem in underwater operations). Competing technology can perform mapping (but not complex mapping) without the ability to perform real time 3D inspection, placement and monitoring of moving objects underwater. Furthermore, we believe our Echoscope PIPE® is the only technology that can generate multiple real time 3D/4D/5D and 6D acoustic images of moving objects underwater using different acoustic parameters such as frequency, field of view, pulse length and acoustic filters. Our previous generation of Echoscope® sonars are capable of imaging one underwater object in real time 3D whereas Echoscope PIPE® is capable of imaging multiple underwater objects simultaneously in real time 3D using different acoustic parameters such as range, frequency, field of view, pulse length and acoustic filters. Echoscope PIPE® enables the consolidation of imaging sensors. This new technology can generate different types of 3D images for different parts of the surveying team simultaneously. This improves productivity gains and also reduces operation costs.

In the industry in which we operate, we are widely considered the leading solution providers for underwater real time 3D visualization.

We also believe that the DAVD system is poised to radically change the way diving operations are performed globally by advancing the methods of communication, ability to consume and use digital information and real time imaging sonar data, thereby improving safety and reducing the costs of these operations. The DAVD is now in early-stage adoption by different teams within the US Navy such as the underwater construction and salvage teams. The concept of utilizing a pair of transparent glasses in the Head Up Display (HUD) underwater, is protected by patent. The DAVD HUD is manufactured and distributed by the Company under exclusive license from the United States Department of the Navy at Naval Surface Warfare Center Panama City Division. The other component parts of the DAVD system are proprietary to the Company and include software (4G USE®), Diver Processing Pack (DPP), Top Side Controller and real time 3D Sonar. Our most recent system, the GEN 3 DAVD, is an “Approved Navy Use” item. Barriers to the roll out of the DAVD and broader market adoption have been Pandemic-related. A pre-requisite of adoption is in person demonstration and training. Travel restrictions have hindered us since 2020. However, in the Current Quarter we have been getting more opportunities to travel and work with potential adopters of the technology.

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

Cumulative Supply Chain Issues

The biggest challenge for the Company in the Current Quarter is the ongoing shortage of components in the market. We are experiencing a very high percentage of unavailability of routine items required for the manufacture of our products and solutions and crippling lead times being quoted from anywhere between six months to a year. Furthermore, we are experiencing significant price increases for all our raw materials and components. Price increases sometimes exceed 100%. The significant price increases may adversely impact on our margins and net income, unless these increased prices are fully absorbed by customers. The unavailability of components and raw materials may also affect the utilization of our production staff and increase our cost of operations. Unless we have raw materials for the manufacture of our products available, we cannot manufacture systems.

The general shortage of components in the market impacts our Services Business more acutely given the prototyping nature of its business which does not lend itself to pre-emptive forward buying. The very nature of prototyping means that any requisite components are unknown until the prototype requirements are finalized and an order is placed by the customer. Therefore, these components cannot be pre-emptively purchased until contract award or a letter of intent is received.

Additionally, our customers are also experiencing supply chain problems. This impacts on their ability to progress to the point of placing orders for the sub-assemblies that we typically design and manufacture for them. Consequently, this delays orders and impacts the level of order take by the Business.

Pandemic

Our operations continue to be impacted by the ongoing Coronavirus outbreak with its various mutations (“Pandemic”), which in turn continues to impact the demand for our goods and services. The main impacts of the Pandemic in the Current Quarter are constraints on travel to key countries for business development and also an increase in the number of employees off work due to the infection which also increases our operations costs. While some Asian countries, including Japan, have started to allow foreigners to visit, there are still many pre-visit compliance processes that result in significant travel constraints. For example, China still has a 10-day quarantine period which makes it very challenging to visit our customers for business development with this quarantine policy in place.

Inflation

Inflation measured as the Consumer Price Index is significant in the countries in which the group’s foreign subsidiaries operate. In the twelve months to July 2022, these were:

-	Denmark 8.7% - source: Statistics Denmark,
-	UK 10.1% - source: Office of National Statistics; and
-	USA 8.5% - source: U.S. Bureau of Labor Statistics.

Inflation affects our business in a number of areas including increasing the costs of our operations and therefore our overall financial results. See the section of the MD&A which concerns “Inflation and Foreign Currency”.

Currency Fluctuations

The Company has operations in the UK, USA, Denmark, Australia and India. In the Current Quarter the USD has strengthened against major currencies including the British Pound, Euro, Danish Kroner and Indian Rupees (the functional currencies of the Company’s foreign subsidiaries). A significant part of our consolidated results is transacted in British Pounds and translated into USD, our reporting currency. In the Current Quarter, for the purposes of reporting revenues and expenses, the value of the Pound and Euro respectively fell 11.8% and 12.6%, against the USD, when compared to the Previous Quarter. For the reporting of assets and liabilities, the Pound fell 12.4% when compared to the Previous Quarter. The impact of currency fluctuations, including the impact of the Pound falling, is discussed more fully below in the section which concerns “Inflation and Foreign Currency”. See also Note 4 (Foreign Currency Translation) and the section of this report which concerns “Inflation and Foreign Currency” and also Note 14 and 15 (Segment Analysis and Disaggregation) showing more detailed information on each Segment financial results and the disaggregation of our revenues by geography.

Skills/Resource Shortages and Pressure on Salaries and Wages

We are experiencing skill shortages in areas that are critical to our growth strategy including experienced sales and marketing personnel and software developers. Due to the inflationary conditions in the countries in which we operate (US, the UK, Denmark and India), there are significant pressures on wages making it difficult to attract staff and also risking retention of skills.

Impact on Revenues and Earnings

We are uncertain as to the extent that the factors reported immediately above and those on our Form 10-K for the fiscal year ended October 31, 2021 will have on our future financial results. Inflation may increase the cost of operations including wages and salaries and the increase in raw materials and components may affect our gross profit margins negatively and our overall financial results. The unavailability of components may result in under-utilization of our resources or delay in converting orders into revenues, which in turn may increase the cost of operations. Overall, inflation, shortage of components and currency fluctuations may adversely impact on our financial results.

Impact on Liquidity, Balance Sheet and Assets

Failure to curb the Pandemic in the near future, or address inflation and the global supply chain issues may adversely affect the availability of our free cash flow, working capital, earnings and business prospects. As of July 31, 2022, we had cash and cash equivalents of approximately $21,370,920. Based on our outstanding obligations and our cash balances, we believe we have sufficient working capital to effectively continue our business operations for the foreseeable future.

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

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, goodwill is reduced by the excess of the carrying amount of the reporting unit over that reporting unit’s fair value. Goodwill can never be reduced below zero. At the end of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. There were no impairment charges during the periods presented.

Summary of Consolidated Results of Operations in the Current Quarter

Our consolidated financial results in the Current Quarter were up on the Previous Quarter. This is attributed to an increase in our revenues by 7.6%. in conjunction with a fall in total operating expenses by 12.1%. Income from Operations increased by 53% and net income before tax increased by 54.8% and was $2,043,457 in the Current Quarter compared to $1,320,248 in the Previous Quarter. In the Current Quarter although we recorded a tax expense of $274,800 compared to a tax benefit of $200,838 in the Previous Quarter, net income increased by 16.3% and was $1,768,657 compared to $1,521,086. We also recorded a higher loss on foreign currency translation adjustments, which affect Comprehensive Income, of $805,157 compared to a loss of $260,681 in the Previous Quarter. During the Current Quarter, the USD, our reporting currency strengthened significantly against major currencies including the functional currencies of our foreign subsidiaries which make up a significant part of our consolidated results. See Note 4 (Foreign Currency Translation) and the section of the MD&A which concerns “Inflation and Foreign Currency”.

Segment Summary

Products Business

In the Current Quarter, the Products Business generated $4,004,557 or 63.9% of our consolidated revenues compared to $3,845,051 or 66% in the Previous Quarter, representing an increase of 4.1%. Gross Profit Margin increased and was 86.7% in the Current Quarter compared to 85.8% in Previous Quarter. In the Current Quarter we sold less units through agents which resulted in a reduction in commissions on sales. We recorded $33,001 for commission in the Current Quarter compared to $61,540 in the Previous Quarter, representing a reduction of 46.4% in commission. This modestly improved our margins in the Current Quarter. In the Current Quarter Total Operating Expenses fell in the Products Business by 4.7% and was $1,337,057 compared to $1,403,226 in the Previous Quarter. Net income before taxes increased by 13.2% and was $2,149,724 compared to $1,899,552 in the Previous Quarter.

Services Business

In the Current Quarter, the Services Business generated $2,262,852 or 36.1% of our consolidated revenues compared to $1,982,324 or 34% in the Previous Quarter, representing an increase in sales of 14.2%. Gross Profit Margin was 48.2% compared to 46.0%, representing an increase of 2.2%. Total Operating Expenses fell by 11.1% and was $672,916 compared to $757,089. In the Current Quarter the Services Business realized net income before taxes of $421,631 compared to $155,164 in the Previous Quarter, representing an increase of 171.7%.

Results of Operations for the Current Quarter compared to the Previous Quarter

Revenue: Total consolidated revenues for the Current Quarter and the Previous Quarter were $6,267,409 and $5,827,375 respectively, representing an increase of 7.6%. The Products Business revenues increased by 4.1% over the Previous Quarter and the Services Business revenues increased by 14.2% over the Previous Quarter.

Gross Profit Margins: Margin percentage was slightly stronger in the Current Quarter at 72.8% (gross profit of $4,562,644 compared to 72.3% (gross profit of $4,212,409) in the Previous Quarter.

Gross Profit Margins in the reporting period may vary according to a number of factors. These include:

●	The percentage of consolidated sales attributed to the Products Business. The Gross Profit Margin yielded by the Products Business is generally higher than that of the Services Business.
●	The percentage of consolidated sales attributed to the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials contracts.
●	The mix of sales generated by the Products Business:

●	Outright sales versus rentals.
●	Hardware related sales versus Software related sales.
●	Extent of Offshore Engineering Support Services provided in the period.
●	Extent of paid customer engineering work relating to customizing our technology for these customers’ requirements.

●	Level of commissions on sales (both the Services and Products businesses work with a global network of sales agents). Most sales by the Products Business from Asia attract commission as those are typically sales via our agents/distributors network. See Notes 14 & 15 to the Unaudited Consolidated Financial Statements for more information covering Segment reporting and the disaggregation of our revenues by type and geography.
●	Level of assets in the rental pool and cost of sales associated with these Rental Assets (and which are subject to depreciation).

Services Business

In the Current Quarter Gross Profit Margins for the Services Business were 48.2% compared to 46.0% in the Previous Quarter reflecting more units of manufacturing than engineering design work packages in the Current Quarter.

Products Business

In the Current Quarter Gross Profit Margins for the Products operations were stronger in the Current Quarter at 86.7% compared to 85.8% in the Previous Quarter.

Since there are more variable factors affecting Gross Profit Margins in the Products Business, a table showing a summary of break-out of sales generated by the Products Business in the Current Quarter compared to the Previous Quarter is set out below:

	Current Quarter Products	Previous Quarter Products	Percentage Change
Equipment Sales	$2,928,019	$2,151,520	Increase 36.1%
Equipment Rentals	380,984	713,389	Decrease 46.6%
Software Sales	252,204	153,150	Increase 64.7%
Services	443,350	826,992	Decrease 46.4%

Total Net Sales	$4,004,557	$3,845,051	Increase 4.1%

In the Current Quarter, the Products Business incurred commission costs of $33,001 compared to $61,540 in the Previous Quarter, representing a 46.4% fall, which improved Gross Profit Margins in the Current Quarter.

Further information on the performance of each Segment including revenues by product and geography in the Current Quarter can be found in Notes 14 and 15 to the unaudited Consolidated Financial Statements.

Research and Development (R&D): Total consolidated Research and Development expenditures for the Current Quarter were $577,953 compared to $675,766, representing a decrease of 14.5%. The decrease is largely due to a decrease in these expenditures in the Services Segment. This is discussed more fully below.

●	Services Segment.

During the Current Quarter the Services Business R&D expenditures were ($27,904) compared to $135,213 in the Previous Quarter. This amount attributed to R&D in the Current Quarter concerns an initial investment made by the Company in R&D that can now be attributed to subsequently awarded customer contract. In general, the fall in R&D expenditures in this business unit reflects a reduction in expenditures relating to the Thermite® product line development which had slowed due to the Pandemic. We are now re-engaging our customers who had the Thermite® on trial. One such trial which had stalled due to the Pandemic has re-started and we have received the order for a small quantity of prototypes. This is an important opportunity for the success of the Thermite® range since it is for a US Navy shipboard application and if we are successful would lead to downstream follow-on production order for multiple units. This would also be a new program and customer for the Services Segment. As we gain momentum on the Thermite and start to realize orders, we anticipate that R&D expenditures in this area will gradually increase.

●	Products Segment

During the Current Quarter the Products Business R&D expenditures increased by 12.1% and were $605,857 as compared to $540,553 in the Previous Quarter. R&D expenditures are incurred by this business in connection with investments it makes in developing its products and solutions. These expenditures are an essential part of our business, as we need to continue to innovate around our solutions on an ongoing basis. Furthermore, in the Current Quarter the Product’s Segment R&D expenditures include an exceptional item of expenditure of $104,000 which represents accruals for sub-contractor’s costs for development of a new generation of an ASIC (Application-Specific Integrated Circuit) device for our sonar technology.

Segment	July 31, 2022	July 31, 2021	Percentage Change
Services Segment R&D Expenditures	$(27,904)	$135,213	Decrease 120.6%
Products Segment R&D Expenditures	$605,857	$540,553	Increase 12.1%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter fell by 11.4% and was $1,960,978 compared to $2,213,821 in the Previous Quarter.

The fall in SG&A in the Current Quarter is largely due to a reduction in the Legal and Professional Fees by 22.5% and the recording of a significantly lower non-cash charge relating to stock compensation, which was $285,104 as compared to $451,629 in the Previous Quarter, representing a 36.9% reduction.

Within the category of SG&A we have transactions which are cash charges and non-cash charges. The non-cash charges comprise Depreciation, Amortization and Stock-based compensation charges. In the Current Quarter non-cash items as a percentage of SGA expenses was 21.2% compared to 26.9% in the Previous Quarter.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	July 31, 2022	July 31, 2021	Percentage Change
Wages and Salaries	$983,029	$871,571	Increase of 12.8%
Legal and Professional Fees (including accounting and audit)	$200,268	$258,309	Decrease of 22.5%
Rent for our various locations	$15,389	$13,006	Increase of 18.3%
Marketing	$58,684	$23,879	Increase of 145.8%

The increase in “Wages and Salaries” reflects the increased costs associated with the market conditions for employment. With inflationary pressures currently at unprecedented levels in the countries in which we operate including the USA and UK, we expect this area is likely to continue to increase to remain competitive in retaining and attracting staff.

The decrease in the Current Quarter of “Legal and Professional” category of expenditures results from an adjustment in audit fees by $125,000 in the Current Quarter reflecting adjustment in our UK auditors’ fees.

In general, the category of “Rent” is not material for the Company as we own most of our premises and facilities. The current category of rent largely reflects our premises in Copenhagen which has been established to mitigate, as far as possible, the impact of the United Kingdom withdrawing from the European Union.

The Marketing Expenditures in both the Current Quarter and Previous Quarter are atypical of our projected Marketing Expenditures. Typically, our Marketing Expenditures reflect a range of marketing events such as participation in trade shows in different parts of the world, particularly in Europe, North America, Asia and the Middle East. Since the onset of the Pandemic in 2020, our marketing activities have been severely constrained due to the prevailing Pandemic-related travel restrictions on these countries resulting in decreased expenditures in this area. However, we are beginning to participate in more marketing events, and this has resulted in an increase of Marketing expenditures in the Current Quarter. We expect this area to materially increase as we have shifted a large part of our focus from R&D to business development and brand building.

Operating Income: In the Current Quarter Operating Income increased by 53% and was $2,023,713 compared to $1,322,822 in the Previous Quarter. The increase in Operating Income is a result of an increase in our consolidated revenues in the Current Quarter by 7.6% compared to the Previous Quarter along with a reduction in Total Operating Expenses of 12.1% compared to the Previous Quarter.

Interest Expense: The Company paid no interest in the Current Quarter compared to interest expense of $6,145 in the Previous Quarter, representing a 100% reduction in this area of expenditure. In the Previous Quarter, the HSBC NA loan was still outstanding. We have since repaid these amounts in full and as such we do not expect this category to be material.

Other Income: In the Current Quarter, we had $19,744 as “Other Income” compared to $3,571 in the Previous Quarter. In the Current Quarter the amounts in Other Income reflect payments received for renting a surplus car parking space and also use of the Company’s apartment when not used by staff members.

Net Income before income taxes: In the Current Quarter, we realized Net Income before income taxes of $2,043,457 as compared to $1,320,248 in the Previous Quarter, representing an increase of 54.8%. The increase in net income before taxes is due to an increase in our consolidated revenues in the Current Quarter of 7.6% with Gross Profit Margins being stronger, in conjunction with a decrease in Total Operating Expenses by 12.1% over the Previous Quarter.

Net Income: In the Current Quarter, the Company realized net income of $1,768,657 as compared to $1,521,086 in the Previous Quarter, representing an increase of 16.3%, even though the Company recorded an Income Tax Expense of $274,800 compared to an Income Tax Benefit of $200,838 in the Previous Quarter. The increase in net income is a result of an increase in our consolidated revenues by 7.6% in conjunction with a decrease in Total Operating Expenses by 12.1% in the Current Quarter compared to the Previous Quarter.

Comprehensive Income (loss). In the Current Quarter, Comprehensive Income was $963,500 compared to $1,260,405 for the Previous Quarter reflecting significant adjustments resulting from foreign currency translations. This category is affected by fluctuations in foreign currency exchange transactions both relating to our profit and loss expenses and valuation of our assets and liabilities comprised within our balance sheet. In the Previous Quarter we realized a loss on foreign currency translation adjustments relating to these transactions of $260,681 compared to a loss on these transactions in the Current Quarter of $805,157. In the Current Quarter the USD has strengthened against major currencies including the British Pound, Euro, Danish Kroner and Indian Rupees (the functional currencies of our foreign operations). A substantial part of these losses are paper losses associated with re-valuation of our foreign subsidiaries balance sheet. A significant part of the Company’s operations is based in the UK, and therefore a significant part of our financial transactions is performed in Pounds which are translated into USD for reporting purposes. In the Current Quarter, the Pound has fallen significantly against the USD. This is a key factor in the loss relating to foreign currency translations transactions in the Current Quarter. See Table 1 under the section which concerns “Inflation & Foreign Currency” which shows the impact of the currency adjustments on the Income Statement and the Balance Sheet in the Current Quarter compared to the Previous Quarter.

Results of Operations for the Current Nine Month Period compared to the Previous Nine Month Period

Revenue: Total consolidated revenues for the Current Nine Month Period and the Previous Nine Month Period were $17,090,455 and $16,250,910 respectively, representing an increase of 5.2%. In the Current Nine Month Period, the Products Business revenues were $11,319,314 compared to $11,777,739, representing a 3.9% reduction over the Previous Nine Month Period. The Services Business revenues in the Current Nine Month Period and the Previous Nine Month Period were 5,771,141 and $4,473,171, representing an increase of 29%.

Gross Profit Margins: Consolidated Margin percentage was lower in the Current Nine Month Period at 68.8% (gross profit of $11,754,284) compared to 69.4% (gross profit of $11,276,935). This is largely because Gross Profit Margins for the Services Business for the Current Nine Month Period was lower at 40.8% compared to 43.8% in the Previous Nine Month Period. This is discussed more fully below.

Gross Profit Margins in the reporting period vary according to several factors, including:

●	The percentage of consolidated sales attributed to the Products Business. The Gross Profit Margin yielded by the Products Business is generally higher than that of the Services Business.
●	The percentage of consolidated sales attributed to the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials contracts.
●	The mix of sales generated by the Products Business:

●	Outright sales versus rentals.
●	Hardware related sales versus Software related sales.
●	Extent of Offshore Engineering Support Services provided in the period.
●	Extent of paid customer engineering work relating to customizing our technology for these customers’ requirements.

●	Level of commissions on sales (both the Services and Products businesses work with a global network sales agents). Most sales from Asia attract commission as those are typically sales via our Products Operations agents/distributors network. See Notes 14 & 15 to the Unaudited Consolidated Financial Statements for more information covering Segment reporting and the disaggregation of our revenues by type and geography.
●	Level of assets in the rental pool and cost of sales associated with these Rental Assets (and which are subject to depreciation).

Services Business

Gross Profit Margins for the Services Business were lower at 40.8% in the Current Nine Month Period compared to 43.8% in the Previous Nine Month Period. In the Current Nine Month Period 24.8% of the Services Business revenues ($1,431,414) is attributable to an engineering project which carries a lower than typical Gross Profit Margin. This project has afforded the Company an opportunity to serve a new market sector (motor racing) with a prestigious customer which we believe will open other opportunities with this customer and in this sector. This mix has impacted on the overall Gross Profit Margins of the Services Business

Products Business

Gross Profit Margins for the Products Business were higher in the Current Nine Month Period at 83.0% compared to 79.1% in the Previous Nine Month Period. In the Current Nine Month Period more units of sales were made via our agents’ network which resulted in an increase in commissions which were 3.5% higher at $434,005 in the Current Nine Month Period compared to $419,276 in the Previous Nine Month Period, which marginally impacted margins in the Products Business.

Since there are more variable factors affecting Gross Profit Margins in the Products Business, a table showing a summary of break-out of sales generated by the Products Business in the Current Nine Month Period compared to the Previous Nine Month Period is set out below:

	Nine Month Period 2022	Nine Month Period 2021	Percentage Change
Equipment Sales	$6,945,001	$8,035,469	Decrease 13.6%
Equipment Rentals	1,726,760	1,645,942	Increase 4.9%
Software Sales	691,422	599,425	Increase 15.3%
Services	1,956,131	1,496,903	Increase 30.7%
Total Net Sales	$11,319,314	$11,777,739	Decrease 3.9%

In the Current Nine Month Period, the Products Business incurred commission costs of $434,005 compared to $419,276, representing a 3.5% increase.

Further information on the performance of each Segment including revenues by product and geography can be found in Notes 14 and 15 to the unaudited Consolidated Financial Statements.

Research and Development (R&D): R&D expenditures in the Current Nine Month Period were $1,768,221 compared to the $1,904,186 in the Previous Nine Month Period, representing a decrease of 7.1%.

●	Services Segment.

During the Current Nine Month Period, the Services Business R&D expenditures decreased by 95.9%. In general, the fall in R&D expenditures in this business unit is a reflection of reduction in expenditures relating to the Thermite® product line development which had slowed due to the Pandemic. We are now re-engaging our customers who had the Thermite® on trial. One such trial which had stalled due to the Pandemic has re-started and we have received the order for a small quantity of prototypes. This is an important opportunity for the success of the Thermite® range since it is for a US Navy shipboard application and if we are successful would lead to downstream follow-on production order for multiple units. This would also be a new program and customer for the Services Segment. As we gain momentum on the Thermite and start to realize orders, we anticipate that R&D expenditures in this area will gradually increase.

●	Products Segment

During the Current Nine Month Period R&D expenditures in the Products Segment increased by 15.2% from $1,521,175 in the Previous Nine Month Period to $1,752,478. R&D expenditures are incurred by this business in connection with investments it makes in developing its products and solutions. These expenditures are an essential part of our business, as on an ongoing basis we need to continue to innovate around our solutions. In the Current Nine Month Period, Products Business R&D expenditures include an exceptional item of expenditure of $170,000 which represents accruals for sub-contractor’s costs for development of a new generation of an ASIC (Application-Specific Integrated Circuit) device for our sonar technology.

Segment	July 31, 2022	July 31, 2021	Percentage Change
Services Segment R&D Expenditures	$15,743	$383,011	Decrease of 95.9%
Products Segment R&D Expenditures	$1,752,478	$1,521,175	Increase of 15.2%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Nine Month Period increased to $6,116,085 from $5,824,046 in the Previous Nine Month Period, representing an increase of 5.0%.

The increase in SG&A in the Current Nine Month Period is due to several factors. These include increase in wages and salaries and increase in Legal and Professional Fees. In addition, in the Previous Nine Month Period we recorded contributions of $131,788 under the UK Government’s Pandemic Relief Program, the Coronavirus Job Retention Scheme (CJRS) which reduced payroll expenditures in the Previous Nine Month Period and therefore SG&A. In the Current Nine Month Period, we recorded no such contributions.

SG&A includes transactions which are cash charges and non-cash charges. The non-cash charges comprise Depreciation, Amortization and Stock-based compensation charges. In the Current Nine Month Period non-cash items as a percentage of SGA was 26.6% compared to 27.4% in the Previous Nine Month Period.

In the Current Nine-Month Period, stock compensation expenditures (a non-cash charge) increased by 28.2% and were $975,847 compared to $761,233 in the Previous Nine Month Period.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	July 31, 2022	July 31, 2021	Percentage Change
Wages and Salaries	$2,826,651	$2,501,636	Increase 13.0%
Legal and Professional Fees (including accounting and audit)	$949,504	$853,154	Increase 11.3%
Rent for our various locations	$45,876	$31,289	Increase 46.6%
Marketing	$210,057	$67,325	Increase 212.0%

In the Previous Nine Month Period, “Wages and Salaries” included $131,788 which reflected the contributions under the UK Government’s CJRS scheme. In real terms therefore this category of expenditures has increased by 7.34% in the Current Nine Month Period when compared to the Previous Nine Month Period. In the Current Nine Month Period our management head count has increased to reflect that we now have a divisional CEO of our Services Business in Utah and also a new CFO. In the Previous Nine Month Period, these roles were consolidated and performed by our Previous CFO. Going forward therefore wages and salaries will reflect this increase in Management salaries.

The increase in the “Legal and Professional” category of expenditures in the Current Nine Month Period reflects an increase in the costs of our accounting and audit services fees as we have added additional resources to this area of our business.

In general, the category of “Rent” is not material for the Company as we own most of premises and facilities. The current category of rent largely reflects our premises in Copenhagen and storage facility that we maintain for our business operations.

Our marketing comprises a raft of activities which include trade shows in different parts of the world, particularly in Europe, North America, Asia and the Middle East. In the Previous Nine Month Period our marketing activities had been severely constrained due to the Pandemic which prevented activities such as travel to customer or attending trade shows. We are now participating in more marketing related events. However, we are still significantly constrained and not back to pre-Pandemic levels of marketing activities due to the ongoing Pandemic-related constraints as they pertain to travel to key countries such as those in Asia where there are still significant restrictions on foreigners entering these countries. The nature of our offerings, particularly our technology solutions require us to be in close proximity with our customers including being able to physically demonstrate the performance of our solutions. Therefore, virtual meetings cannot substitute for the key requirements to be physically able to demonstrate our capabilities on water in the customer’s place of operation. As these barriers are removed including entry restrictions into these countries, we anticipate that this area of expenditures will materially increase and be more in line with our pre-Pandemic expenditures.

Operating Income: Our income from our operating activities in the Current Nine Month Period was $3,869,978 as compared to $3,548,703 in the Previous Nine Month Period which represents an increase of 9.1%. This reflects an increase in our revenues by 5.2% in the Current Nine Month Period over the Previous Nine Month Period.

Interest Expense: Interest expense in the Current Nine Month Period was $2,902 compared to $17,442 in the Previous Nine Month Period, representing a reduction of 83.4%. In the Previous Nine Month Period, we had a loan outstanding to HSBC NA which attracted interest expense. This has now been repaid in full and therefore we do not expect Interest Expense to be material for our business as we do not have any significant loans. Going forward, this category will typically reflect charges on our banking facilities such as Business credit cards.

Other Income: In the Current Nine Month Period, we had Other Income of $114,236 as compared to $723,942 in the Previous Nine Month Period. In the Previous Nine Month Period Other Income included $648,872 reflecting Pandemic-related contributions under the PPP. In the Current Nine Month Period, there are no such contributions. Without such contributions, this category is generally not material.

Net Income before income taxes: In the Current Nine Month Period, we had a net income before income taxes of $3,981,312 as compared to $4,255,203 in the Previous Nine Month Period, representing a fall of 6.4%. This fall is largely because in the Previous Nine Month Period net income before income taxes increased by the inclusion of $648,872 in “Other Income” which represented assistance received under the PPP. Without this PPP contribution in the Previous Nine Month Period, net income before income taxes in the Current Nine Month Period increased by 10.4%.

Net Income: In the Current Nine Month Period net income fell by 26.0 % to $3,597,208 from $4,857,863 in the Previous Nine Month Period. There are two factors which account for this reduction. In the Previous Nine Month Period net income increased by the inclusion of $648,872 in “Other Income” which represented assistance received under the PPP and in the Previous Nine Month Period we had a tax benefit of $602,660 compared to a tax expense of $384,104 in the Current Nine Month Period.

Comprehensive Income (loss). In the Current Nine Month Period Comprehensive income was $766,450 compared to Comprehensive Income of $5,821,507 for the Previous Nine Month Period reflecting significant adjustments resulting from foreign currency translations. This category is affected by fluctuations in foreign currency exchange transactions both relating to our profit and loss expenses and valuation of our assets and liabilities on our balance sheet. In the Previous Nine Month Period we had a gain of $963,644 on foreign currency translation adjustment transactions compared to a loss on these transactions of $2,830,758 in the Current Nine Month Period. In the Current Nine Month Period, the USD has strengthened against most major currencies including the British Pound, Euro, Danish Kroner and Indian Rupees (the functional currencies of our foreign subsidiaries). A substantial part of these losses are paper losses associated with re-valuation of our foreign subsidiaries balance sheet. A significant part of the Company’s operations is based in the UK, and therefore a significant part of our financial transactions is performed in Pounds which are translated into USD for reporting purposes. In the Current Nine Month Period, the Pound has fallen significantly against the USD. This is a key factor in the reduction relating to foreign currency translations transactions in the Current Nine Month Period. See Table 2 under the section which concerns “Inflation & Foreign Currency” which shows the impact of the currency adjustments on our Income Statement and Balance Sheet in the Current Nine Month Period compared to the Previous Nine Month Period.

Liquidity and Capital Resources

At July 31, 2022, the Company had an accumulated deficit of $14,880,649, working capital of $32,781,206 and stockholders’ equity of $42,791,370. For the Nine Months Ended July 31, 2022, the Company’s operating activities provided cash of $6,337,905.

Financing Activities

Secured Promissory Note

On April 28, 2017, the Company and its wholly-owned US based subsidiaries, Coda Octopus Products, Inc. and Coda Octopus Colmek, Inc. (together, the “Subsidiaries”), entered into a loan agreement with HSBC Bank NA (the “Lender”) for a loan in the principal amount of $8,000,000 (the “Loan”). The Loan was satisfied in full on December 28, 2021.

Revolving Credit Line

The Company entered into a $4,000,000 revolving line of credit with HSBC Bank NA on November 27, 2019 (renewed up to November 2022), with interest at the prime rate. The outstanding balance on the line of credit was $0 as of July 31, 2022.

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

The impact of currency fluctuations on the three months and nine months ended July 31, 2022, is shown in Table 1 and Table 2 below.

For the purpose of Table 1 “Constant Rates” is defined as the prevailing exchange rate for balance sheet transactions in the Previous Quarter and weighted average exchange rate prevailing in the Previous Quarter for related revenues and expenses.

Table 1: Three Months ended July 31, 2022

	British Pounds		Australian Dollar		Danish Kroner		Indian Rupee		US Dollar
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
Revenues	2,779,524	3,005,172	-	-	392,743	431,641	-	-	3,172,267	3,436,814	(264,547)
Costs	2,116,993	2,288,856	(123)	(130)	(9,993)	(10,983)	32,751	22,505	2,139,628	2,300,348	(160,720)
Net profit (losses)	662,531	716,317	123	130	402,736	442,624	(32,751)	(22,605)	1,032,639	1,136,465	(103,826)
Assets	21,542,823	24,597,369	31,814	33,412	3,003,536	3,488,577	13,785	14,597	24,591,958	28,133,955	(3,541,997)
Liabilities	(1,552,446)	(1,772,567)	(2,392)	(2,512)	(51,832)	(60,202)	(89,270)	(94,525)	(1,695,940)	(1,929,806)	233,866
Net assets	19,990,377	22,824,802	29,422	30,900	2,951,704	3,428,375	(75,485)	(79,928)	22,896,018	26,204,149	(3,308,131)

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, decreased our net income on activities in the Current Quarter by $103,826 and decreased net assets by $3,308,131.

Table 2: Nine Months ended July 31, 2022

The impact of currency fluctuations on the nine months ended July 31, 2022, is shown below. In this context “Constant Rates” is defined as the prevailing exchange rate for balance sheet transactions in the Previous Nine Month Period and weighted average exchange rate prevailing in the Previous Nine Month Period for related revenues and expenses.

	British Pounds		Australian Dollar		Danish Kroner		Indian Rupee		USD
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
Revenues	8,595,643	9,177,322	-	-	1,482,305	1,632,822	-	-	10,077,948	10,810,144	(732,196)
Costs	6,908,773	7,376,297	24,450	25,970	99,033	109,089	7,673	7,916	7,039,929	7,519,272	(479,343)
Net profit (losses)	1,686,870	1,801,025	(24,450)	(25,970)	1,383,272	1,523,733	(7,673)	(7,916)	3,038,019	3,290,872	(252,853)
Assets	21,542,823	24,597,369	31,814	33,412	3,003,536	3,488,577	13,785	14,597	24,591,958	28,133,955	(3,541,997)
Liabilities	(1,552,446)	(1,772,567)	(2,392)	(2,512)	(51,832)	(60,202)	(89,270)	(94,525)	(1,695,940)	(1,929,806)	233,866
Net assets	19,990,377	22,824,802	29,422	30,900	2,951,704	3,428,375	(75,485)	(79,928)	22,896,018	26,204,149	(3,308,131)

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, decreased our net income in the Current Nine Months Period by $252,853 and decreased net assets by $3,308,131.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of July 31, 2022. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Coda Octopus Group, Inc. (Registrant)

Date: September 14, 2022	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: September 14, 2022	/s/ Nathan Parker
Nathan Parker
Chief Financial Officer

