Form 10-K
period 2022-10-31
Coda Octopus Group, Inc.
filed 2023-01-30
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2022

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

COMMON STOCK, $0.001 PAR VALUE PER SHARE

Securities registered under Section 12(g) of the Exchange Act:

NONE

●	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

●	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

●	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

●	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

●	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

●	State issuer’s revenues for its most recent fiscal year: $22,225,803.

●	State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 30, 2022 representing the last business day of the registrant’s most recently completed second fiscal quarter: approximately $27,144,477

●	State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,942,353 as of January 19, 2023.

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

Our Marine Technology Business is a technology solution provider to the subsea and underwater market. It owns key proprietary technology including real time volumetric imaging sonar technology and diving technology, both of which are applicable to the underwater defense and commercial markets. All innovation, design, development and manufacturing of our technology and solutions are performed within the Company.

Our imaging sonar technology products and solutions marketed under the name of Echoscope® and Echoscope PIPE® are used primarily in the underwater construction market, offshore wind energy industry (offshore renewables), and offshore oil and gas, complex underwater mapping, salvage operations, dredging, bridge inspection, navigation of underwater hazard, port security, mining, fisheries, commercial and defense diving, and marine sciences sectors. Our diving technology marketed under the name “CodaOctopus® DAVD” (Diver Augmented Vision Display) addresses the global defense and commercial diving markets. It has the potential to radically change how diving operations are performed globally because it delivers real time information simultaneously to the divers underwater and their surface-based dive supervisors. It also allows diving operations to be performed in zero visibility water conditions which is a safety challenge for diving operations.

The Marine Technology Business operates thorough our wholly owned subsidiaries Coda Octopus Products Ltd (UK), Coda Octopus Products A/S (Denmark, Coda Octopus Products, Inc (Orlando) and Coda Octopus Products (India) Private Limited (India).

Our Marine Engineering Businesses are suppliers of embedded solutions and sub-assemblies which they design and manufacture and sell into mission critical integrated defense systems such as the Close-In-Weapons System (CIWS). The Services Segment established its business in 1977 and has been supporting a number of significant defense programs for over 40 years, including Raytheon’s CIWS and Northrop Grumman’s Mine Hunting Systems Program. The Services Segment’s business model entails designing sub-assembly prototypes which are utilized in broader defense programs. These prototypes contracts typically lead to contracts for the manufacture, repair and upgrade of these sub-assemblies. We are the sole source for the parts that we design and supply into these programs. This business model ensures recurring and long tail revenues since we continue to supply these parts, typically for the life of the program, which can span decades. Coda Octopus Colmek, Inc. and Coda Octopus Martech Ltd, qualify as a small business. This opens opportunity under state requirements to collaborate with Prime Defense Contractors on these programs. A significant part of the revenues generated by the Marine Engineering Business is usually highly concentrated and are derived from a small number of prime defense contractors such as Raytheon or Northrop. In any one year, between 20% to 30% of our consolidated revenues may be derived from these customers either alone or collectively.

The Services Segment operates through our wholly owned subsidiaries, Coda Octopus Colmek, Inc (“Colmek”) based in Salt Lake City, Utah, and Coda Octopus Martech Limited (“Martech”) based in Dorset, United Kingdom.

Cross-Group Synergies

Our Marine Technology Business and Marine Engineering Services Business have established synergies in terms of customers and specialized engineering skills for robust, rugged and repeated engineering solutions relating to data acquisition, data computation and display of the data. Increasingly drawing on each part of the business strengths, the Marine Technology Business and Marine Engineering Business work jointly on projects including responding jointly for tenders. We believe the Services Business is important to our overall growth strategy as it brings significant engineering depth for the onward development of our technology solutions offered by our Marine Technology Business. This also ensures more tight control over our intellectual property rights which are important for our market position in the space in which we operate.

Key Pillars for our Growth Plans

Our volumetric real time imaging sonar technology and our Diver Augmented Vision Display (“DAVD”) are our most promising products for the Group’s near-term growth.

Our real time 3D/4D/5D/6D Imaging sonars are the only underwater imaging sonars which are capable of providing complex seabed mapping and real time inspection and monitoring and providing 3D/4D/5D/6D data of moving underwater objects irrespective of water conditions including in zero visibility water conditions (which is a common and costly problem in underwater operations). Competing technology can perform mapping (but not complex mapping) without the ability to perform real time inspection and monitoring of moving objects underwater. We also believe our Echoscope PIPE® is the only technology that can generate multiple real time 3D/4D/5D/6D acoustic images using different acoustic parameters such as frequency, field of view, pulse length, and filters.

Our customers include service providers to major oil and gas (“O&G”) companies, renewable companies, underwater construction companies, law enforcement agencies, navies, ports, mining companies, defense bodies, diving companies, research institutes and universities. We are widely considered the leading solution providers for real time 3D visualization underwater.

We also believe that the DAVD system is poised to radically change the way commercial and defense diving operations are performed globally by providing real time data to both diver and surface supervisor simultaneously, advancing the methods of communication, ability to consume and use digital information and real time imaging sonar data, thereby improving safety and reducing the costs of these operations. The DAVD HUD (Head Up Display) concept is protected by patent and is manufactured and distributed under License from United States Department of the Navy at Naval Surface Warfare Center Panama City Division to the Company.

The DAVD can be used in combination with any of our imaging sonars and can also be used without our imaging sonars. Increasingly, opportunities which we identify are for combined use.

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

In December 2013 Coda Octopus Products Limited established Coda Octopus Products Pty Ltd (Australia) to grow our presence in Australia and New Zealand. However, since 2020 we have not been able to do meaningful business development due to the closure of Australian borders because of the Coronavirus Pandemic and, more recently, challenges in restoring our activities effectively on the ground.

In 2017 Coda Octopus Products Limited established a subsidiary Coda Octopus Products A/S in Denmark as part of the mitigation strategy relating to the UK withdrawal from the European Union (See Item 7 “Management’s Discussion and Analysis…”).

In November 2021 Coda Octopus Products Limited established a subsidiary Coda Octopus Products (India) Private Limited intended to gain access to this market and to recruit critical resources for software development for our Company.

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

1. Geophysical Range of Products

Our geophysical systems (“GEO”) range of products include geophysical data acquisition systems, processing and analysis software that are used primarily by survey companies, offshore renewable companies, research institutions, salvage companies. The Company’s GEO range of products are used in conjunction with sidescan sonars to survey large areas and create images of the seabed, identify seabed boulders and objects, mark seabed type boundaries and identify existing subsurface structural features, geological layers, and/or buried debris. The Company started its first innovation with this range of products and in fact was the first company to digitalize sidescan sonar data. The Company’s GEO range is a strong brand in the geophysical market space.

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

We believe that this technology is superior to the other imaging sonars in the market as it generates real time 3D, 4D, 5D and 6D images of the underwater environment irrespective of low or zero visibility conditions and, unlike conventional sonars, can image a volume (as opposed to a slice of data) and provide real time 3D inspection and monitoring capability underwater. The capability of our volumetric imaging sonars covers a broad breadth of activities underwater particularly for any form of underwater construction, salvaging, placements, decommissioning, obstacle avoidance and complex underwater mapping and real time 3D navigation in zero visibility conditions.

About the Company’s 5D and 6D Sonars Innovations

5D and 6D sonars are new to the subsea market and constitute an innovation by the Company. We have several patent applications pending for these innovations.

5D Sonars (Echoscope PIPE®)

The advancement that the Company has made with its 5D Sonars is the ability to process and utilize much more of the data that is acquired by our volumetric imaging sonars. In the previous generation of our sonars, due to the state of the art of processing generally, there was an upper limit to the quantity of the acquired data that could be processed and displayed by the sonar system. This meant that in the previous generation of sonars when a signal was emitted, it returned a single range and intensity value per beam. In the 5D Sonars we return multiple range and intensity values (Full Time Series (“FTS”)) per beam. This new capability provides more information about the underwater environment. For example, it will give the user the ability to see multiple layers of soft target areas underwater such as gas leaks and suspended sediment above the seabed all concurrently (not one or the other) or concurrent imagery of marine life, sea growth on installations and the installations themselves. FTS will deliver all range values per beam as opposed to either the First (First Above Threshold (“FAT”) or the strongest return (MAX) provided by the previous generation of Echoscope technology. Our 5D capability is protected by a recently granted patent (US 10,718,865 – which concerns a method of compressing beamforming sonar data and US 10,816,652 which concerns a method of compressing sonar data) and 10,718,865 which concerns a method of compressing beamformed sonar data.

6D Sonars (Echoscope PIPE®)

The Company’s 6D Sonars process and utilize much more of the data acquired by the sonar. 6D Sonars generate multiple real time 3D Full Time Series Images. In the previous generation of sonars, we could image and display one 3D Image in real time. Our PIPE technology generates multiple 3D Images simultaneously in real time using different sonar/acoustic parameters (such as frequency, range, field of view, pulse length and other acoustic filters or shading). Our new technology enables one sensor to provide different 3D/4D/5D/6D data sets (through multiple parallel processing capability) to different parts of the survey team operations in real time per their different operational requirements (thus consolidating the sensors and the associated costs and effectiveness of the solution). 6D Sonars can also record raw data that can be subject to PIPE Offline processing to generate unlimited data outputs. We are not aware of any sonars that can offer either 5D or 6D Capability.

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

A summary of some of the differences between our standard Echoscope® sonar series and our newly launched Echoscope PIPE® series of sonars are set out below:

Description	Current Echoscope®	PIPE® Sonars
Real Time Capability	Yes, 4D Images	Yes, 4D, 5D and 6D
Angular Cover Dual Frequency	50[o]x50[o] and 24[o]x24[o]	54[o]x54[o] - 47[o]x47[o] and 32[o]x32[o] - 28[o]x28[o]
Adaptive Frequency Capability	No	Yes
Ping Rate	Up to 20Hz	Up to 40Hz
Multiple Real Time 4D Images	No, one single Real Time Image	Capable of Multiple Real Time Images
Number of Data Points per Single Ping	Up to 16,386	Up to 40 million
Number of Beams and Values per Beam	128x128x1 Value	Up to 180 x 180 with up to 2,500 values (depending on viewing range)
Multiple Sequential Configuration Files to capture data using different parameters	No Capability	Up to 10 Configuration sets for real time capture and display
Full Time Series Raw Data Capture	No Capability	Capture of Raw Data
Full Time Series Raw Data Offline Processing	No Capability	Capable of Raw Data Offline Processing
Multiple Parallel Beamformed Data Output	No Capability	Capable of Multiple Parallel Beamformed Data Outputs
Smart Ping Manager using Frequency, Field of View, Filtering in Real-Time	No Capability	Capable
Adaptative Real Time Beamforming	No Capability	Offers various methods of Beamforming the sonar data

We believe that our Echoscope® technology will shepherd in the new generation of underwater real time 3D imaging sonar which will evolve into a real time information platform and gain market share through the increased adoption of real time 3D volumetric imaging sonar technology. Current competing imaging technologies such as the single beam, multibeam and scanning sonars are either 2D real time imaging sonars or 3D imaging sonars which are not capable of real time 3D imaging, that is to generate a 3D image underwater of moving objects. The competing 3D technology, the multibeam, which is the current standard bearer in the market is a sonar for mapping of the seabed. The Echoscope® technology can not only map the seabed (and is superior to the multibeam for complex mapping and inspection of complex underwater structures) but can image in real time 3D moving objects underwater and therefore is the primary tool of choice for inspecting and monitoring in real time 3D all types of underwater operations and is the only choice in poor visibility conditions. In addition, the Echoscope® can also in many instances enable the user to monitor underwater operations from a surface vessel and in this way replace Remotely Operated Vehicles (ROVs) thus bringing considerable cost savings to our customers.

Prior to January 2018, we were selling our third generation (3G) sonar series. In January 2018 we launched the first product within our fourth generation series of sonars (“4G sonar series”). The 4G sonar series was an important development milestone for the Company since it removed a number of barriers to market adoption. Since its introduction we have seen increased number of units being sold or rented. Due to the form factor of our previous generation of 3G sonar series this limited the types of underwater vehicles this generation of sonar could be integrated on (and therefore be used for) due to (i) size; (ii) weight and (iii) power requirements (“form factor barriers”). With the launch of the 4G sonar series we have removed these form factor barriers and can now integrate on the majority of underwater vehicles in the market including the new and fast emerging smaller underwater vehicles such as autonomous surface vehicles (ASVs) and unmanned underwater vehicles (UUVs) which are propelling growth in the underwater market, thus opening potentially new market opportunities for the Company’s technology.

The 4G sonar series developments were largely form factor driven as opposed to being based on performance and capability advancements. In fiscal years 2019 and 2020 we continued to build on our 4G innovations with a focus on performance and capability advancements, particularly on the beamforming and the data processing capability of our sonar series. In the previous generation of our sonars, due to limitations in processing technology there were restrictions on how much of the captured Echoscope® sonar data could be processed by us. Our previous generations of sonars processed 16,384 pieces of data per sonar ping (compared to around 256 pieces of data per sonar ping for competing technology such as the multibeam). Under our new Echoscope PIPE® sonar series for each signal that is generated by the sonar we receive back up to 40 million pieces of information which we can now process. In this context, we have two recent patents concerning a method of compressing beamforming sonar data and a method of compressing sonar data. We believe that this allows us to deliver to the market the first 5-Dimensional (5D) sonar and 6-Dimensional (6D) sonar capabilities and significantly builds on our 4G sonar series which radically changed the form factor and power requirements which were previously barriers to increased adoption. The advantages offered by our 5D and 6D Sonar Series have been discussed above under the heading (About the Company’s 5D and 6D Sonars Innovations). We started selling Echoscope PIPE® in the market in March 2020. We are also seeing increased interest in Echoscope PIPE® technology in the market especially with OEM underwater vehicle manufacturers from the defense space.

The release of the Echoscope PIPE® hardware, is a significant milestone. We are now focused on the value add to the technology via firmware and software capability. The finalization of this development now gives the Company a real opportunity to pursue its strategy to standardize this technology in the underwater imaging sonar market. We believe that in order to make the subsea and underwater market more efficient, it is mandatory that the standard moves to a real time 3D information platform. Many underwater operations are stalled due to poor visibility water conditions, preventing the remotely operated vehicles (ROVs) from flying and also the lack of ability to utilize the sonar data immediately because it requires post processing, which represents a significant challenge and costs. The subsea market is experiencing high structural and technology transitional changes including the introduction of the new generation of smaller and lighter vessels (both surface and underwater). This creates a demand for new sensors and solutions for real time 3D imaging. We believe that our lead in this area gives us a real opportunity to increase our market share.

Diver Augmented Vision Display (DAVD) System

Funded by the Office of Naval Research (“ONR”) through its Future Naval Capabilities (FNC) program, and in close collaboration with NAVSEA 00C3 and Naval Surface Warfare Center, Panama City Division (“NSWC PCD”) we have developed a diver see-through integrated information display system (DAVD).

DAVD is a complete end-to-end diver management solution incorporating as a key element a high-resolution, fully transparent glass head-up display (HUD) integrated directly inside the diving helmet (for hard hat surface air supply diving) or full-facemask (for tethered and untethered defense, commercial and recreational diving applications). The DAVD HUD is currently deployed in the world leading and most widely used Kirby Morgan® range of dive helmets and is currently being released in the industry standard Interspiro “AGA”, OTS Guardian and the Divator and Dräger Panorama Nova Dive full-face masks. The DAVD HUD and system technology is not however limited to these products and applications.

Problem In Context

Navy and Commercial diving share common issues and challenges with location, visibility, communication, safety, accessing data and information sharing. Divers work mainly in murky or disorientating water conditions and rely heavily on their sense of touch to navigate and function. They work in the water column, around complex structure and on the cluttered sea bottoms which is neither safe nor efficient. They, and the diver support team, require dark spatial awareness memory as they work, arms outstretched in deep, dark, frigid waters to remember hazardous underwater debris, targets and terrain. Complexity of the task and this challenging environment directly increases risk, stress, and inefficiency for the entire team.

How does DAVD Change this?

The DAVD system addresses all the challenges described above. The DAVD technology benefits not only the diver and direct supervisor on the surface, but also engineers, end-clients, rescue workers and support personnel whom all have vested interest in a successful and safe mission. DAVD provides the location of the diver, the dive support vessel, work site assets and any hazards that are known or discovered in real-time. Real-time compass and depth are also displayed to the diver to reduce disorientation. Visibility for diver and team is dramatically enhanced with both real-time camera and 3D sonar data (providing underwater night-vision) and also high-resolution maps and models of the entire work site and surroundings. Communication is transformed from low quality audio speech to high quality digital audio and video, text messaging, visual alerts and automated navigation guidance. The safety of the diver and team is paramount. DAVD ensures the Diver and Supervisor are visually synchronized and can safely coordinate movement, tasks and instructions with full health monitoring and logging of the entire mission. Data and information sharing traditionally ends when the diver leaves the surface. DAVD provides a seamless and effective way to share any type of data, image, video, process or procedure instantly in real-time through the DAVD fully transparent HUD display (equivalent of >100” HD TV in-front of the diver). Data and information also flow up from the diver to the dive supervisor where the diver can look at an asset, make measurements or recordings and the entire task is captured and documented on the DAVD system.

The concept of using a pair of transparent glasses in the HUD to render real time information for underwater applications is protected by patent and Coda Octopus has an exclusive license from United States Department of the Navy at NSWC PCD to exploit this patent for all underwater diving activities. The DAVD is a significant technology for both defense and commercial underwater diving applications, and we believe that Coda Octopus has the opportunity to standardize this technology globally. The DAVD comprises both hardware comprising the HUD, Diver Processing Pack (DPP) (which is a Thermite® variant), Cables and Topside Control Unit along with 4G USE® DAVD Edition real time visualization software. All these development and products have been designed and developed by the Company.

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

GEN 3 of the DAVD which opens the market further by extending support to Full Face Masks (FFM), has now been finalized. The DAVD solution is now compatible with most helmets and face masks in the market.

Sonar Software

Our software development capability is an important part of our strategy to maintain our lead in designing, manufacturing, and selling state-of-the-art real time volumetric imaging sonars and our DAVD System.

Our existing third generation (3G) Underwater Survey Explorer software used in conjunction with our real time volumetric sonars, is a product which we have been developing for over 15 years. Because of technological advancements, including access to off the shelf components for more advanced processing of data (speed and size being factors), in 2016, the Company started the process of re-conceiving and developing its new generation of top-end software for our now much more advanced sonars. We have now launched our fourth-generation multi-sensor software platform which is marketed under the name “4G USE®”. We have also filed several provisional patents around our 4G USE® which is a multi-sensor platform allowing users to bring in and utilize a variety of sensor data including sonar, positioning, camera, lidar, video processing and other sources of point cloud data and seamlessly merging above and below the water data captured from the sonar and camera. It is also the platform for our DAVD software, and this is marketed under the brand 4G USE® DAVD Edition.

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

Our Survey Engine® software product offers a more advanced post-processing solution for sidescan sonar and sub-bottom profiler data. Designed to streamline processing of very large data sets – many 100GBs – it offers comprehensive processing, interpretation, visualization, reporting and exporting functionality.

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

New Generation of Motion Products

We have now completed the ground up development of our new generation of Motion Products F280 Series® for accurate position, heading, pitch, roll and yaw at sea. The new F280 Series® is based on more advanced technology and is more accurate than our F180® series. The new technology is much more scalable towards future development of new product variants. The F280 Series® is highly complementary to our real time volumetric sonar series and they are packaged together to provide a more comprehensive solution to our customers. The F280® is sold with and without our sonar series.

Sales and Marketing

We market our products primarily through our internal sales team, website, industry events such as trade shows, webinars, industry relationships and agents in foreign countries such as Japan, China and Korea. In addition, we have a network of non-exclusive independent global sales agents. In 2023, a significant part of our business plan budget is allocated to business development, sales and marketing which will include recruiting new staff for more direct sales and business development.

Coda Octopus Products Limited has the requisite accreditations for its business including being Lloyds Register accredited to ISO 9001:2015 and Cyber Essentials certification.

Marine Engineering Businesses (“Services Segment”)

Our Marine Engineering Businesses comprise Coda Octopus Colmek, Inc. based in Salt Lake City and Coda Octopus Martech Limited based in the United Kingdom.

These two operating entities supply engineered sub-assembly solutions which form part of mission critical integrated defense systems, test equipment, instrumentation, and the like. They operate as sub-contractors to prime defense contractors, and their engineering solutions are typically designed for integration into broader defense programs where high levels of reliability and quality are essential pre-requisites for securing and maintaining these agreements with their customers. Typically, we prototype subassemblies for these customers and after going through various acceptance tests, including first article inspection approvals, we are given the manufacturing contracts. Many of these manufacturing contracts have a repeat orders profile which typically follows the life cycle of the defense program that is using the production part.

These arrangements often give us long term preferred/sole supplier status for the parts we supply, technology refresh and obsolescence management business opportunities with these customers and we generally use these long-standing relationships to win more contracts with these customers.

In order to grow, the Marine Engineering Business relies on increasing the number of new programs it attracts annually.

In addition, we are increasingly combining our engineering capabilities with our product offerings. This enables us to offer systems which are complete with installation and support to maximize the utilization of our collective expertise to advance our real time volumetric sonar technology.

Coda Octopus Martech Limited (“Martech”)

Martech, which is UK-based, operates in the specialized niche of bespoke design and manufacturing services mainly to the United Kingdom defense and subsea industries. Its services are provided on a custom sub-contract basis where high quality and high integrity devices are required in small quantities.

The Company enjoys pre-approvals to allow it to be short-listed for certain types of government contracts. Much of the more significant business secured by Martech is through the formal government or government contractor tendering process.

Coda Octopus Colmek, Inc. (“Colmek”)

Colmek, which is USA-based, are suppliers of embedded solutions and sub-assemblies which they design and manufacture and sell into mission critical integrated defense systems such as the Close-In-Weapons System (CIWS). This business was established 1977 and has been supporting several significant US defense programs for over 40 years, including Raytheon’s CIWS and Northrop Grumman’s Mine Hunting Systems Program (AQS-24). Colmek’s business model entails designing sub-assembly prototypes for defense programs which typically lead to contracts for the manufacture, repair and upgrade of these sub-assemblies. We are the sole source for the parts that we supply into these programs. This business model ensures recurring and long tail revenues since we continue to supply parts, typically for the life of the program, which can span decades.

Competition

In our Marine Technology Business (Products Business), we are exposed to the following competitive challenges:

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

We seek to compete on the basis of producing high quality products employing cutting edge technology that is easy to use by operators without specialized skills in sonar technology. We intend to continue our research and development activities to continually improve our products, seek new applications for our existing products, develop new innovative products and grow the market for our products and expertise.

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

Intellectual Property

Our product portfolio and technologies are protected by intellectual property rights including trademarks, copyrights and patents. In the last 3 years we have advanced our existing sonar technology and have filed a number of significant patents applications pertaining to these inventions including covering our newly innovated 5D and 6D sonars. Furthermore, we have recently been awarded a patent which concerns a method of predicting and adjusting the laying of cable using sonar imaging. This is a significant patent for Offshore Renewables Market (Wind Energy), which is a rapidly increasing market sector and an important one for our growth. Our Echoscope® and Echoscope PIPE® technology is used for real time monitoring of cable installations for offshore wind projects. This Method which we have patented is used in conjunction with our Echoscope and automates the tracking of the cable (thus removing the need for an Echoscope® operator who previously would be manually clicking on the cable touchdown point). This method covered by our recently awarded patent also projects the cable touchdown point.

Patents

Our patented inventions along with our strategy to enhance these inventions are at the heart of the Company’s strategy for growth and development. We expend a material part of our cash resources in building our Patent Portfolio. In the 2022 Financial Year we added two new patents to our portfolio. We also incentivize our staff by having in place a Patent Reward Scheme.

Our patent portfolio consists of the following:

Patent No.	Description	Expiration Date
US 7,466,628	Concerns a method of constructing mathematical representations of objects from reflected sonar signals	January 1, 2027
US 7,489,592	Concerns a method of automatically performing a patch test for a sonar system, where data from a plurality of overlapping three-dimensional (3D) sonar scans of a surface, as the platform is moved, are used to compensate for biases in mounting the sonar system on the platform	March 5, 2027
US 7,898,902	Concerns a method of representation of sonar images allowing 3D sonar data to be represented by a two-dimensional image	June 13, 2028
US 8,059,486	Concerns a method of rendering volume representation of sonar images.	April 16, 2028
Japan 5565964	Concerns a method for drilling/levelling by an underwater drilling/levelling construction device	January 13, 2031
Japan 5565957	Concerns a method of construction management for a 3D sonar device	October 13, 2030
US 8,854,920	Concerns a method of volumetric rendering of 3D sonar data sets	June 22, 2033
US 9,019,795	Concerns a method of object tracking using sonar imaging through point matching between 3D data sets	November 30, 2033
US 10,088,566	Concerns a method of object tracking using sonar imaging using a bounding sphere for object tracking	November 25, 2036
*US 10,718,865	Concerns a method of compressing beamformed sonar data	March 1, 2039
US 10,816,652	Concerns a method of compressing sonar data	October 28, 2038
US 11,061,136	Concerns a method of tracking unknown possible objects with sonar	March 28, 2039
**US 11,204,108**	Concerns a method of predicting and adjusting the laying of cable using sonar imaging.	March 22, 2039
*US 11,448,755*	Concerns a method of correcting beamformed data through split aperture beamforming	June 3, 2041
*US15/953423*	Concerns a method of pseudo random frequency sonar ping generation for the purposes of data and hardware cost reduction	*** Provisional Allowance Received
*JP2019-34056*	Concerns a method of compressing sonar data	***Provisional Allowance Received

* This is a significant patent as it covers our new innovation relating to our 5D Real Time Imaging Sonar (a real time sonar providing full time series 3D data) – See above where we discuss more about 5D Sonars under section “About the Company’s 5D and 6D Sonars Innovations”.

** This is a significant patent for Offshore Renewables Market. Our Echoscope® technology is used for real time monitoring of cable installations for offshore wind projects. This Method, which we have patented, is used in conjunction with our Echoscope® technology and automates the tracking of the cable (thus removing the need for an Echoscope® operator who previously would be manually clicking on the cable touchdown point). This method also projects the cable touchdown point.

***These will be granted once we have paid the necessary fees and completed certain applications.

Trademarks

We own the registered trademarks listed below and they are used in conjunction with the products that we market and sell:

Coda®, Octopus®, CodaOctopus®, CodaOctopus & Design®, Octopus & Design®, F180®, F280®, F280 Series®, Echoscope®, Echoscope 4G®, Echoscope 5D®, 5D Echoscope®, Echoscope 6D®, 6D Echoscope®, Echoscope PIPE® Ping-Pong Echoscope Sonar®, Ping-Pong Echoscope®, Ping-Pong Sonar®, 4G Underwater Survey Explorer®, 4G USE®, Echoscope Sequencer®, Survey Engine®, Dimension®, DAseries®, GeoSurvey® CodaOctopus® Air, CodaOctopus® Vantage; CodaOctopus® UIS; CodaOctopus® USE, Sentiris® and Thermite®.

In addition, we have registered several internet domain names including www.codaoctopus.com; www.codaoctopusgroup.com; www.colmek.com and www.martechsystems.co.uk.

Research and Development (“R&D”)

Research and Development is foundational to our business strategy to ensure our growth strategy and maintain our competitiveness. During the fiscal years ended 2022 and 2021, we spent $2,237,920 and $2,982,676, respectively, on R&D, representing a 25.0% reduction. With the crystallization of several significant hardware development projects by the Company, research and development has fallen.

Our products are complex and therefore we can give no assurance that even with spending a significant part of our resources on R&D, we will be successful in our development goals or realized significant monetization of these developments. Furthermore, even following launch of any product we may not succeed. Moreover, we may incur significant research and development expenditures without realizing viable products.

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

We are also required to maintain certain accreditations such as ISO 900 accreditation, cyber security certifications including Cyber Essentials and NIST, approvals to hold government items or materials and/or certain personnel or facility clearances.

In addition, as a provider for the US Government, we may be subject to numerous laws and regulations relating to the award, administration, Defense Federal Acquisition Regulations (“DFARs”) and performance of US Government contracts, including the False Claims Act. Non-compliance found by any one agency could result in fines, penalties, debarment, or suspension from receiving additional contracts with all US Government agencies. Given our dependence on US Government business, suspension or debarment could have a material adverse effect on our business and results of operations. In addition, the costs of complying with some of the regulations including DFARS may be prohibitive.

Employees

As of the date hereof, we employ approximately 83 employees worldwide, of which 12 hold management positions. A large majority of our employees have a background in science, technology and engineering, with a substantial part being educated to degree and PhD level. None of our employees are employed under a collective agreement and we have not experienced any organized labor difficulties in the past.

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

Copenhagen, Denmark

As a mitigation strategy in relation to the UK leaving the European Union membership, thus limiting trade relations with EU member states, we have established a Danish subsidiary, Coda Octopus Products A/S and leased business premises in Copenhagen, Denmark. The lease is a fixed term lease for the period September 1, 2019 to September 1, 2023 and continues unless 6 months’ notice is given in advance.

Annual rent is DKK 142,893 plus Value Added Tax (being an equivalent of $20,472) per annum) with an annual increase of 3%.

Portland, Dorset, UK

Martech uses premises owned by Coda Octopus Products Limited. These premises are located in the Marine Center in Portland, Dorset, United Kingdom, and comprise 9,890 square feet. The building comprises both office space and manufacturing and testing facilities. Martech is paying Coda Octopus Products Limited rent amounting to the equivalent of $53,803 per annum.

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

Year Ended October 31, 2022	HIGH	LOW
First Quarter	$8.95	$6.49
Second Quarter	$7.37	$5.60
Third Quarter	$5.75	$4.77
Fourth Quarter	$6.44	$4.85

Year Ended October 31, 2021	HIGH	LOW
First Quarter	$6.67	$5.21
Second Quarter	$9.50	$6.95
Third Quarter	$9.90	$7.70
Fourth Quarter	$9.50	$8.31

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

Our Marine Technology Business is a technology solution provider to the subsea and underwater market. It has a long-established pedigree in this market, and it innovates, designs, develops and manufactures proprietary solutions for this market (both for commercial and defense applications) including our range of flagship volumetric real time sonar solutions and our diving technology.

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

The UK was a member of the European Union member states for close to 50 years. This membership enabled the freedom of movement of goods, persons, capital and services between member states. Following a referendum in 2016 the country voted to leave the EU. The UK withdrew from its membership of the EU on December 31, 2020. This withdrawal removed all rights which the UK previously enjoyed as a member.

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

●

EU Member State customers are reluctant to engage UK companies, due to the hassle factor associated with importing into the EU. This risks reduction in our opportunities emanating from the EU countries.

●	We are not able to recruit from EU Member states without getting work permits. As a result, we are subject to skills shortages and significant increase in the costs of salaries as many technology companies are competing for the same skills. The UK is generally facing a critical skills shortage, resulting in shortage of skills in key areas such as engineering and software development.

The Company established Coda Octopus Products A/S, in Denmark to maintain a presence in the European Union and to address some of the foreseeable issues. This subsidiary is crucial for our continued relationship with EU customers.

B.	Currency Risks:

The Company’s operations are split between the United States, United Kingdom, Denmark, India and Australia. A large proportion of our consolidated revenues (53.9% in the 2022 FY) are generated outside of the United States by our foreign subsidiaries in the United Kingdom (“UK”) and Denmark. In addition, a significant part of our assets and liabilities (both current and fixed) is held in British Pounds and Danish Kroner by these foreign subsidiaries. Foreign Currency Translations as they pertain to our assets and liabilities are translated at the prevailing exchange rate at the balance sheet date and related revenue and expenses are translated at weighted average exchange rates in effect during the period (see paragraph n (Foreign Currency Translation) of Note 2 – Summary of Accounting Policies of our audited Consolidated Financial Statements as of October 31, 2022). Significant currency fluctuations (particularly the British Pound and/or the Danish Kroner, Euros, versus the US Dollar) may affect our financial results and the value of our assets. We are therefore subject to currency fluctuation risks. In the Current 2022 FY, due to the sharp depreciation of the Pound, Danish Kroner and Euros against the USD, our revenues were impacted by $1,192,833 when applying the same exchange rate in the 2021 FY.

C.	Inflation

Inflation measured as the Consumer Price Index is significant in the countries in which we operate. In the twelve months to October 31, 2022, these were:

-	Denmark 10.1% - source: Statistics Denmark,
-	UK 11.1% - source: Office of National Statistics (ONS); and
-	USA 7.7% - source: U.S. Bureau of Labor Statistics.

In the 2022 FY the impact of Inflation has not been material since we were holding significant inventory and also had our salaries and professional fees in place at the beginning of the 2022 FY. However, we believe global inflation will pose a significant risk to our business in the 2023 FY. Inflation affects our business in several areas and therefore our overall financial results. For further discussions on Inflation see the relevant section of Item 7 MD&A which concerns “Inflation and Foreign Currency”.

D.	Political Landscape/Exporting to China

We sell our products globally and increasingly to Asia. The recent change in both the US and UK Governments’ attitude (and to a lesser extent the European Union member states) towards trade with China, directly affects the sale of our products to customers based in China. Our real time 3D sonars which are depth rated above 300 meters along with our inertial navigation and attitude measurement sensors (F280® series) are subject to export control for certain countries, including China and therefore requires an export license. We also are not allowed to promote our DAVD technology in China.

On December 22, 2020 the US Government Department of Commerce (Bureau of Industry and Security, Commerce) amended the Export Administration Regulations (EAR) to add seventy-seven (77) Chinese entities “determined ….to be acting contrary to the national security or foreign policy interests of the United States”. The amended EAR in general states that there is a “presumption of denial” of grant of export licenses to these entities and their affiliates. In a new pronouncement dated November 4, 2021, the US Government has expanded the list significantly which is an indication that the US Government policy and disposition towards China is hardening and companies in the technology space will increasingly find it difficult to sell to China due to government restrictions.

The UK Government is generally in lock step with the US Government’s position and has refused to grant export licenses for several of the Company’s applications for end users in China for the first time in 25 years of our dealing with the UK Export Control Organization. The curtailment of access to this market due to refusal to issue export licenses is likely to significantly impact our revenues from Asia.

Furthermore, even though our sonars which are depth rated at 250m or less do not require export licenses for China, and our other products such as our geophysical products and Pan & Tilt devices, the UK Customs are now indiscriminately seizing all our shipments which are consigned for China.

In 2022 FY we realized much less in sales to China, and we believe this is a result of the political environment.

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

E.	Supply Chain and Supply Chain Disruption

We rely on the availability of raw materials including electronic assemblies and semiconductor to manufacture our products and solutions and offer our engineering services.

Due to the exceptionally high demand in the semi-conductor market with limited supplies available, we are experiencing extreme lead times for components which are necessary for the manufacture and service of our products and providing engineering design services by our Engineering Business. We are also seeing significant price increases for these and other routine components. Both the extended lead time, in some instances 99 weeks lead time is being quoted by suppliers, and the price increase may affect our ability to meet customer requirements and make the prices of our products or engineering service uncompetitive. The Products Business may reasonably endeavor to reduce the impact of the extended lead times we are experiencing by priming well in advance our supply chain as far as possible. However, the impact on the Engineering Business is more severe and could grind their operations to a halt since this part of our business does not know what components are required until their customers place an order for bespoke engineering work packages. We therefore have a high risk that our Engineering Business’ may be severely impacted by the shortages that we are currently experiencing. The increased inventory evidences our mitigation strategy to increase inventory where we can and, in this regard, a significant part of our cash resources in the 2023 FY is geared towards supporting our supply chain requirements.

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

G.	Shortage of Key Skills/Resourcing Levels and significant increase in cost of operations due to inflation

We are experiencing extreme shortage of personnel with key skills which are critical to our business, such as electronic engineers, software development skills, technical support engineers, field support engineers and sales and business development skills. This situation is further compounded by significant increases in wages and salaries. In addition, with the UK withdrawing from EU membership, this exacerbates an already critical situation for businesses. In the UK where we have a significant part of our activities including Manufacturing and Research & Development, there is acute shortage of skills and many industries demanding pay increases in excess of current inflation rate of 11.1%. The UK is seeing extensive strike actions across the country, and this will put further pressure on businesses to meet and exceed inflation-proof salary increases. This is likely to increase the cost of operations, in particular, our SG&A expenditures in the 2023 FY.

As a small business, we are hindered in our ability to compete for certain specialized electronic engineering skills as our remuneration package is not as competitive as those offered by bigger companies which are competing for the same skills.

We are looking to address the skills shortage by establishing a subsidiary in India, where software development skills and support engineers’ skills are more readily available (as we do not believe the local situation will improve in the near future- given the different Tech companies that are competing for the same skills). We can, however, give no assurance that this will serve as adequate mitigation for this issue.

H.	Government Spending for Defense:

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

Revenue Recognition

All of our revenues are earned under formal contracts with our customers and are derived from both sales and rental of underwater technologies and equipment for imaging, mapping, defense and survey applications, diving technology and from the engineering services that we provide. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential variable additional consideration. Our product sales do not include a right of return by the customer.

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

For further discussion of our revenue recognition accounting policies, refer to paragraph h of Note 2 “Revenue Recognition” in our Consolidated Financial Statements.

Stock based Compensation

We recognize the expense related to the fair value of stock based compensation awards within the consolidated statements of income and comprehensive income. The fair value of stock based compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

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

Deferred tax assets and liabilities are the amounts by which the Company’s future income taxes are expected to be impacted by these differences as they reverse. Deferred tax assets are based on differences that are expected to decrease future income taxes as they reverse. Correspondingly, deferred tax liabilities are based on differences that are expected to increase future income taxes as they reverse. Note 8 to the Consolidated Financial Statements discusses the amounts of deferred tax assets and liabilities, and also presents the impact of significant differences between financial reporting income and taxable income.

For income tax purposes, the Company uses the percentage of completion method of recognizing revenues on long-term contracts which is consistent with the Company’s financial reporting under U.S. GAAP.

Goodwill and Intangible Assets

Goodwill and intangible assets consist principally of the excess of cost over the fair value of net assets acquired (i.e., goodwill), customer relationships, non-compete agreements and licenses. Goodwill was allocated to our reporting units based on the original purchase price allocation. Goodwill is not amortized and is evaluated for impairment annually or more often if circumstances indicate impairment may exist. Customer relationships, non-compete agreements, patents and licenses are being amortized on a straight-line basis over periods of 2 to 15 years. The Company amortizes its intangible assets using the straight-line method over their estimated period of benefit. We annually evaluate the recoverability of goodwill and intangible assets and carefully consider events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

Step 1 of the goodwill impairment test used to identify potential impairment compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future discounted cash flows, exceeds the carrying amount, goodwill is not considered impaired. The Company has adopted Accounting Standards Codification 2017 – 04, Simplifying the Test for Goodwill Impairment, which permits the Company to impair the difference between the carrying amount in excess of the fair value of the reporting unit as the reduction in goodwill.

At the end of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the reporting unit compared to the fair value of the reporting unit. To date, the Company has not had any goodwill impairments.

Fiscal Year 2022 Consolidated Results of Operations

In this Form 10-K, the following meanings are ascribed to the terminologies set out immediately below:

FY	Means Fiscal Year
2022 FY	Means the Fiscal Year ended October 31, 2022
2021 FY	Means the Fiscal Year ended October 31, 2021
Current FY	Means the Fiscal Year ended October 31, 2022
Previous FY	Means the Fiscal Year ended October 31, 2021

In the Current FY revenues increased by 4.2% over the Previous FY, Gross Profit Margins fell by 0.9%, total operating expenses fell by 6.8% and operating income increased by 30.4%. Net income before taxes fell by 2.3% and after taxes by 13.1%. The main factor is that in the Previous FY we recorded in “Other Income” exceptional items totaling $1,350,440 (comprising Paycheck Protection Program (“PPP”) and Employment Retention Credits (“ERC”)) contributions whereas in the 2022 FY we recorded $88,917 comprising ERC. Without these exceptional items in both the Current FY and Previous FY, net income before taxes would have been $5,043,418 and $3,902,804, respectively, thus representing a 29.2% increase in net income before taxes in the 2022 FY.

Our revenues in the Current FY have been materially affected by the sharp depreciation of the Pound, Danish Kroner and Euro against the USD our reporting currency. A significant part of our consolidated revenues is translated from Pounds and Danish Kroners to USD. The overall impact of this currency fluctuation is $1,192,833, when using the exchange rate of the Previous FY.

In the Current FY the Products Business generated revenues of $14,724,688 compared to $15,804,222 during the Previous FY. The part of the Products Business revenues generated by the Company’s foreign subsidiaries in the UK and Denmark, has been impacted by the significant fall in the Pound and the Danish Kroner against the USD, our reporting currency. This means that when comparing the same exchange rate of the Previous FY, the Products Business revenues in the Current FY after translating from Pound to USD fell by $913,899. Therefore, without the significant depreciation of the Pound and the Danish Kroner against the USD in the Current FY, the Products Business revenue would have been $15,638,587 and in line with the Previous FY.

In the Current FY the Engineering Business generated revenues of $7,501,115 compared to $5,527,305, an increase of 35.7%. However, the UK part of our Engineering Business was also impacted by the significant depreciation of the Pound against the USD and, as a direct result, revenues were adversely impacted by $278,934.

We are increasingly reducing the impact of currency fluctuations on our foreign subsidiaries revenues by transacting our sales in USD. In the Current FY, 46.1% of our revenue was transacted in USD compared to 26.4% in the Previous FY.

Comparison of fiscal year ended October 31, 2022, to fiscal year ended October 31, 2021

The information provided below pertains to the Company’s consolidated financial results. For information on the performance of each Segment including the disaggregation of revenues and geographical split, see Note 13 (“Segment Analysis”) of our audited Consolidated Financial Statements as of October 31, 2022, and 2021.

Revenue:

Year Ended October 31, 2022	Year Ended October 31, 2021	Percentage Change
$22,225,803	$21,331,527	Increase of 4.2%

We realized an increase in revenues of 4.2% in the 2022 FY compared to the 2021 FY. However, as discussed above, the sharp depreciation of the Pound against the USD in the Current FY has impacted our revenues generated by our foreign subsidiaries by $1,192,833 and thus our overall consolidated revenue in the 2022 FY.

Products Business Revenues 2022 FY	$14,724,688
Products Business Revenues 2021 FY	$15,804,222
Services Business Revenues 2022 FY	$7,501,115
Services Business Revenues 2021 FY	$5,527,305

The Products Business revenues declined by 6.8% in the Current FY. This is largely due to the sharp depreciation of the Pound, Euro and Danish Kroner against the USD. A significant part of our revenues is derived from our foreign subsidiaries in the UK and Denmark and therefore for the purpose of reporting, the functional currencies of these subsidiaries are translated into USD. Applying the same exchange rate as the Previous FY, revenue of the Products Business was negatively impacted by $913,899. Without this sharp depreciation, the Products Business revenue would have been largely in line with the 2021 FY.

The Engineering Business revenues increased by 35.7%. However, similarly, the foreign subsidiary part of Engineering Business based in the UK was also impacted by the sharp decline of the Pound against the USD. Assuming the same exchange rate as the Previous FY (which our Business Plan is geared to), revenue of the Engineering Business was negatively impacted by $278,934.

Gross Margin:

Year Ended October 31, 2022	Year Ended October 31, 2021	Percentage Change
68.3% (Gross profit of $15,190,688)	69.2% (Gross profit of $14,769,718)	Decrease of 0.9%

Gross Profit Margins reported in our financial results may vary according to several factors. These include:

●	The percentage of consolidated sales attributed to the Products Business. The Gross Profit Margin yielded by the Products Business is generally higher than that of the Engineering Business.
●	The percentage of consolidated sales attributed to the Engineering Business. The Engineering Business yields a lower gross profit margin on generated sales which are largely based on time and materials contracts.
●	The mix of sales generated by the Products Business:

●	Outright sales versus rentals.
●	Hardware related sales versus Software related sales.
●	Extent of Offshore Engineering Support Services provided in the period.
●	Extent of paid customer engineering work relating to customizing our technology for these customers’ requirements.

●	Level of commissions on sales (both the Engineering and Products businesses work with a global network of sales agents). Most sales by the Products Business from Asia attract commission as those are typically sales via our agents/distributors network. See Notes 13 (Segment Analysis) and 14 (Disaggregation of Revenue) to our audited Consolidated Financial Statements as of October 31, 2022, for more information covering Segment reporting and the disaggregation of our revenues by type and geography.
●	Level of assets in the rental pool and cost of sales associated with these rental assets (and which are subject to depreciation – see Note 2 paragraph d to our audited Consolidated Financial Statements as of October 31, 2022).

In the 2022 FY Gross Profit Margins for the Marine Technology Business were 80.0% compared to 79.9% in the 2021 FY. For the Engineering Business, these were 45.4% in the 2022 FY compared to 38.6% in the 2021 FY.

Since there are more variable factors affecting Gross Profit Margins in the Marine Technology Business, a table showing a summary break-out of sales generated by the Marine Technology Business in the 2022 FY compared to the 2021 FY is set out below:

	2022 FY Products	2021 FY Products	Percentage Change
Equipment Sales	$8,771,050	$10,914,124	(19.6)%
Equipment Rentals	1,844,775	2,324,773	(20.6)%
Software Sales	1,014,867	669,968	51.5%
Services	3,093,996	1,895,357	63.2%

Total Net Sales	$14,724,688	$15,804,222	(6.8)%

In the 2022 FY the Products Business paid $596,426 in commission compared to $605,620 in the 2021 FY as there were less sales via our Agents/Distribution network.

In the Current FY the Products Business generated revenues of $14,724,688 compared to $15,804,222. The part of the Products Business revenues generated by the Company’s foreign subsidiaries in the UK and Denmark, has been impacted by the significant fall in the Pound and the Danish Kroner against the USD, our reporting currency. Therefore, assuming the same exchange rate of the Previous FY, the Products Business revenues in the Current FY after translating from Pound to USD fell by $913,899. Without the significant depreciation of the Pound and Kroner against the USD in the Current FY, the Products Business revenue would have been $15,638,587 and largely in line with the Previous FY.

For more detailed information on the composition and disaggregation of our revenues, please refer to Note 14 (“Disaggregation of Revenue”) of our audited Consolidated Financial Statements of October 31, 2022, and 2021.

Research and Development (R&D):

Year Ended October 31, 2022	Year Ended October 31, 2021	Percentage Change
$2,237,920	$2,982,676	Decrease of 25.0%

Research and Development costs are, in general, an inherent ongoing cost for the Marine Technology Business operations since it will need to either maintain the products it has in the market or continue to advance these products and its core technology to keep them competitive (both in price and performance) and to expand the product offerings which we have in the market.

Accordingly, we continue to invest in research and development to further our business goals including maintaining our lead in the real time volumetric imaging sonar sector (Marine Technology Business) and our new-to-market diving technology (DAVD).

In the 2022 FY this category of expenditure decreased by 25.0%. The decrease is largely due to reduced spending in this area in the Engineering Business, where expenditures fell by 93.6% and was $30,420 in the 2022 FY compared to $473,569 in FY2021. This reflects our strategy to reduce expenditures on the Thermite® Octal development until we can gage both market and customer requirements through the demonstrations of the capability of the Thermite®.

In 2022 FY the Products Business research and development expenditures fell by 12.0%. This is largely a reflection that we have completed the capital-intensive development phase associated with onward development of the hardware phase our real time 3D/4D/5D/6D sonar technology and our F280 Series®. Our developments are now focused on feature enhancements and the like and are largely firmware and software enhancements.

Changes in this category by Segment are set out immediately below:

Description	Amount	% increase / (decrease)
Marine Technology Business (Products Segment) 2022FY	$2,207,500	Decrease 12.0%
Marine Technology Business (Products Segment) 2021FY	$2,509,107
Engineering Business (Services Segment) 2022 FY	$30,420	Decrease 93.6%
Engineering Business (Services Segment) 2021 FY	$473,569

Selling, General and Administrative Expenses (SG&A):

Year Ended October 31, 2022	Year Ended October 31, 2021	Percentage Change
$7,948,704	$7,949,525	Decrease of 0.0%

SG&A in the 2022 FY was largely in line with 2021 FY expenditures.

Notable factors in our SG&A 2022 FY are:

Within the category of SG&A we have transactions which are cash charges and non-cash charges. The non-cash charges comprise Depreciation, Amortization and Stock-based compensation charges. In 2022 FY and 2021 FY, respectively non-cash items as a percentage of SGA expenses were 20.5% and 20.6%, respectively.

Stock Based Compensation Expenses (Non-Cash Item). In the 2022 FY we expensed $1,130,917 for stock-based compensation as compared to $1,050,821 in the corresponding 2021 FY, representing an increase of 7.6%.

In the 2021 FY, the Company had $135,000 as contribution under the UK Government Coronavirus Job Retention Scheme (CJRS), thus reducing SG&A in 2021 FY. There were no contributions under the CJRS in the 2022 FY.

Further discussions on SG&A are set out immediately below.

Key Areas of SG&A Expenditure across the Group for the year ended October 31, 2022, compared to the year ended October 31, 2021

Expenditure	October 31, 2022	October 31, 2021	Percentage Change
Wages and Salaries	$3,752,524	$3,361,494	Increase of 11.6%
Legal and Professional Fees (including accounting, audit and investment banking services)	$1,419,013	$1,284,591	Increase of 10.5%
Rent for our various locations	$64,637	$51,443	Increase of 25.6%
Marketing	$197,258	$48,214	Increase of 309.1%

Although in FY2022 expenditures relating to Wages and Salaries increased by 11.6%, it should be noted that in the 2021 FY we had had contributions under the UK Coronavirus Job Retention Scheme (CJRS) of $135,000 which reduced this category of expenditures. In the 2022 FY there were no such contributions. In addition, market conditions for wages and salaries have changed significantly. We are seeing a persistently sharp rise in the costs of labor in the market and therefore anticipate that this area of expenditures will continue to increase in the 2023 Financial Year.

In 2022 FY regarding Legal and Professional Fees we recorded $125,000 as a refund from our UK auditors. This means that in real terms, without this refund, Legal and Professional fees have increased by 20.2% which is a reflection of additional financial resources that we have taken on and an increase in our overall audit fees.

In the 2022 FY expenditures relating to the category of “Rent” increased by 25.6% compared to FY 2021. Rent is not a material expenditure in the Group as most of our premises are owned by the Company, except for premises used in Denmark.

In 2022 FY expenditures relating to the category of “Marketing” increased by 309.1%. In 2021 FY this area of expenditure was depressed due to continued restrictions caused by the Coronavirus Pandemic. In 2022 FY we have been able to participate in more industry-related trade events and anticipate that this category of expenditures will continue to increase in the 2023 Financial Year as we focus our business strategy on business development and sales and marketing.

Operating Income:

Year Ended October 31, 2022	Year Ended October 31, 2021	Percentage Change
$5,004,064	$3,837,517	Increase of 30.4%

In the 2022 FY Operating Income increased by 30.4%. The increase in Operating Income is largely due to the increase in Revenue by 4.2% over the 2021 FY coupled with a fall in Total Operating Expenses by 6.8%.

Other Income:

Year Ended October 31, 2022	Year Ended October 31, 2021	Percentage Change
$137,975	$1,435,382	Decrease of 90.4%

In the 2021 FY Other Income included $648,872 representing amounts received under the PPP and $701,568 in ERC which the US Administration made available as part of the Pandemic response package for US companies. In the 2022 FY we did not receive any contributions under the PPP but recorded $88,917 for ERC. Outside of these exceptional amounts, this category of income is not material for the Company.

Interest Expense:

Year Ended October 31, 2022	Year Ended October 31, 2021	Percentage Change
$9,704	$19,655	Decrease of 50.6%

This is not a material category of expenses for the Company since in December 2021 we have repaid all indebtedness under our Senior Secured Debenture with HSBC NA. We therefore do not anticipate Interest Expense to be a material item of expenses in our financial statements.

Net Income before Income taxes for the year ended October 31, 2022, compared to the year ended October 31, 2021

Year Ended October 31, 2022	Year Ended October 31, 2021	Percentage Change
$5,132,335	$5,253,244	Decrease of 2.3%

In the 2022 FY, Net Income before taxes fell by 2.3% despite an increase in revenues (by 4.2% over the previous 2021 FY), a reduction in Total Operating Expenses by 6.8% and a reduction in the category of Interest Expenses. A factor in this is that in the 2021 FY, Net income before taxes was positively impacted by exceptional items of “Other Income” comprising (PPP and ERC) totaling $1,350,440. In the 2022 FY Net income before taxes was marginally impacted by exceptional items of “Other Income” comprising ERC and totaling $88,917. Without these exceptional items in “Other Income” in both the 2022 FY and 2021 FY, Net Income before taxes would have been $5,043,418 and $3,902,804, respectively, and representing a 29.2% increase in Net Income before taxes in the 2022 FY.

Net Income after Income taxes for the year ended October 31, 2022, compared to the year ended October 31, 2021

Year Ended October 31, 2022	Year Ended October 31, 2021	Percentage Change
$4,301,221	$4,947,765	Decrease of 13.1%

In the 2022 FY, Net Income after Income taxes fell by 13.1%. This is due to a number of factors. In the 2021 FY, Net income before taxes was positively impacted by exceptional items of “Other Income” comprising (PPP and ERC) totaling $1,350,440. In the 2022 FY Net income before taxes was marginally impacted by exceptional items of “Other Income” comprising ERC and totaling $88,917. Without these exceptional items in “Other Income” in both the 2022 FY and 2021 FY, Net Income before taxes would have been $5,043,418 and $3,902,804, representing a 29.2% increase in Net Income before taxes in the 2022FY. Additionally, in the 2022 FY we recorded tax expense of $831,114 compared to $305,479 in the 2021 FY, representing an increase in the 2022 FY of 172.1%.

Comprehensive Income for the year ended October 31, 2022, compared to the year ended October 31, 2021

Year Ended October 31, 2022	Year Ended October 31, 2021	Percentage Change
$1,231,156	$5,601,984	Decrease of 78.0%

In the 2022 FY, Comprehensive Income was $1,231,156 compared to $5,601,984 for the 2021 FY reflecting the adverse effects of currency fluctuations. Comprehensive Income is affected by fluctuations in translating foreign currency transactions of our foreign subsidiaries into USD relating to both our profit and loss expenses and valuation of our assets and liabilities comprised within our balance sheet. A significant part of the Company’s reported financial results emanates from its foreign subsidiaries including in the UK and Denmark, resulting in translation from these foreign subsidiaries functional currencies to USD. In the Current FY the USD strengthened significantly against most major currencies including the Pound, Euro and Danish Kroner. The Company therefore realized significant adjustments relating to foreign currency transactions in the Current Year. In the 2021 FY we realized a gain on foreign currency translation adjustments relating to these transactions of $654,219 compared to a loss on these transactions in the 2022 FY of $3,070,065. In the 2022 FY the USD has strengthened against major currencies including the British Pound, Euro, Danish Kroner and Indian Rupees (the functional currencies of our foreign operations). A substantial part of these losses are paper losses associated with re-valuation of our foreign subsidiaries balance sheet. A significant part of the Company’s operations is based in the UK, and therefore a significant part of our financial transactions is performed in Pounds which are translated into USD for reporting purposes. In the 2022 FY, the Pound has fallen significantly against the USD (approximately by 8%). This is a key factor in the loss relating to foreign currency translations transactions in the 2022 FY. See Table 1 under the section which concerns “Inflation & Foreign Currency” which shows the impact of the currency adjustments.

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

The following tables summarize certain balance sheet and statement of operations information by reportable segment for the financial years ending October 31, 2022, and 2021, respectively.

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Year Ended October 31, 2022

Net Revenues	$14,724,688	$7,501,115	$-	$22,225,803

Cost of Revenues	2,941,569	4,093,546	-	7,035,115

Gross Profit	11,783,119	3,407,569	-	15,190,688

Research & Development	2,207,500	30,420	-	2,237,920
Selling, General & Administrative	2,563,554	2,654,565	2,730,585	7,948,704

Total Operating Expenses	4,771,054	2,684,985	2,730,585	10,186,624

Income (Loss) from Operations	7,012,065	722,584	(2,730,585)	5,004,064

Other Income (Expense)
Other Income	55,715	79,204	3,056	137,975
Interest Expense	(9,233)	(71)	(400)	(9,704)

Total Other Income (Expense)	46,482	79,133	2,656	128,271

Income (Loss) before Income Taxes	7,058,547	801,717	(2,727,929)	5,132,335

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	(868,162)	39,422	(176,400)	(1,005,140)
Deferred Tax Benefit (Expense)	31,907	(41,657)	183,776	174,026

Total Income Tax (Expense) Benefit	(836,255)	(2,235)	7,376	(831,114)

Net Income (Loss)	$6,222,292	$799,482	$(2,720,553)	$4,301,221

Supplemental Disclosures

Total Assets	$33,348,805	$12,662,109	$916,544	$46,927,458

Total Liabilities	$2,432,750	$526,195	$585,704	$3,544,649

Revenues from Intercompany Sales- eliminated from sales above	$2,406,717	$396,015	$2,720,000	$5,522,732

Depreciation and Amortization	$602,583	$96,776	$39,370	$738,729

Purchases of Long-lived Assets	$1,123,475	$36,862	$90,887	$1,251,224

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Year Ended October 31, 2021

Net Revenues	$15,804,222	$5,527,305	$-	$21,331,527

Cost of Revenues	3,169,835	3,391,974	-	6,561,809

Gross Profit	12,634,387	2,135,331	-	14,769,718

Research & Development	2,509,107	473,569	-	2,982,676
Selling, General & Administrative	3,231,733	2,304,300	2,413,492	7,949,525

Total Operating Expenses	5,740,840	2,777,869	2,413,492	10,932,201

Income (Loss) from Operations	6,893,547	(642,538)	(2,413,492)	3,837,517

Other Income (Expense)
Other Income	354,373	1,079,374	1,635	1,435,382
Interest Expense	(1,738)	(365)	(17,552)	(19,655)

Total Other Income (Expense)	352,635	1,079,009	(15,917)	1,415,727

Income (Loss) before Income Taxes	7,246,182	436,471	(2,429,409)	5,253,244

Income Tax (Expense) Benefit
Current Tax Benefit (Expense)	35,032	(51,624)	-	(16,592)
Deferred Tax (Expense) Benefit	(418,338)	409,205	(279,754)	(288,887)

Total Income Tax (Expense) Benefit	(383,306)	357,581	(279,754)	(305,479)

Net Income (Loss)	$6,862,876	$794,052	$(2,709,163)	$4,947,765

Supplemental Disclosures

Total Assets	$30,631,442	$14,117,747	$716,230	$45,465,419

Total Liabilities	$3,166,999	$849,306	$400,041	$4,416,346

Revenues from Intercompany Sales- eliminated from sales above	$2,075,387	$355,608	$3,470,000	$5,900,995

Depreciation and Amortization	$780,434	$114,022	$29,617	$924,073

Purchases of Long-lived Assets	$793,995	$51,907	$118,302	$964,204

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

Liquidity and Capital Resources

As of October 31, 2022, the Company had an accumulated deficit of $14,176,636, working capital of $33,542,200 and stockholders’ equity of $43,382,809. For the year then ended, the Company generated cash flow from operations of $6,726,967.

We believe that our current level of cash and cash generation will be sufficient to meet our short and medium-term liquidity needs. As of October 31, 2022, we had cash on hand of $22,927,371 and both billed and unbilled receivables of approximately $3,472,715. Our current cash balance represents approximately 35 months of Selling, General and Administrative Expenses. The Company continues to critically evaluate the level of expenses that we incur and reduce those expenses as appropriate.

We also have access to a revolving line of credit of $4 million from HSBC NA. This line of credit is available to the Company for short-term working capital purpose. All amounts under the Revolving Line of Credit are payable at the end of each financial year. The facility was renewed for another year until November 2023. To date, the Company has not had reason to borrow any funds for its operations under this credit line.

Our main liquidity issues are forward buying components and inventory for our products which encompass specialized electronics for which there is no after-market except for the products to which they are designed for, funding our research and development program (“R&D”) which requires significant expenditures in attracting engineering skills and incurring non-recoverable costs for researching, developing and prototyping products and managing our currency exposure and business development and marketing costs required for the success of our business.

Operating Activities

Net cash generated from operating activities for the year ended October 31, 2022, was $6,726,967. We recorded net income for the period of $4,301,221. Other items in uses and sources of funds from operations included non-cash charges related to depreciation and amortization, deferred tax asset and stock-based compensation, which collectively totaled $1,676,563. Changes in operating assets increased net cash from operating activities by $1,205,916 and changes in current liabilities decreased net cash from operating activities by $456,733.

Investing Activities

Net cash used in investing activities for the year ended October 31, 2022, was $556,560

Financing Activities

Net cash used in financing activities for the year ended October 31, 2022, was $91,896.

Secured Promissory Note

On April 28, 2017, the Company together with its wholly owned US subsidiaries, Coda Octopus Products, Inc. and Coda Octopus Colmek, Inc., entered into a loan agreement with HSBC Bank NA for a loan in the principal amount of $8,000,000. The annual interest rate was fixed at 4.56%. The loan was secured by all assets of the Company and its U.S. subsidiaries and of three of the Company’s overseas subsidiaries. The entire remaining balance of $63,559 was repaid by the end of the 2021 calendar year.

Foreign Currency

The Company maintains its books in local currency: US Dollars for its US operations, British Pounds for its United Kingdom operations, Danish Kroner for its Danish operations, Australian Dollars for its Australian operations and Indian Rupees for its Indian Operations.

For the 2022 FY, 46% of the Company’s revenue were conducted inside the United States and 54% outside the United States through its wholly owned subsidiaries in the United Kingdom and Denmark. As a result, currency fluctuations may significantly affect the Company’s sales, profitability, balance sheet valuations and financial position when the foreign currencies of its international operations are translated into U.S. dollars for financial reporting purposes. In addition, we are also subject to currency fluctuation risks with respect to certain foreign currency denominated receivables and payables. Although the Company cannot predict the extent to which currency fluctuations may affect the Company’s business and financial position, there is a risk that such fluctuations will have an adverse impact on the Company’s sales, profits, balance sheet valuations and financial position. Because differing portions of our revenues and costs are denominated in foreign currency, movements in those currencies could impact our margins by, for example, decreasing our foreign revenues when the dollar strengthens and not correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure. In the future, we may engage in hedging transactions to mitigate foreign exchange risk. However, as a strategy the Company is endeavoring to transact its sales by its foreign subsidiaries in USD. In the Current FY 46% of our revenue was in USD compared to 27% in the Previous FY.

The translation of the Company’s denominated balance sheets and results of operations into US dollars (USD) are affected by changes in the average value of USD against the currencies of our foreign subsidiaries operating in GBP, DKK and AUD (our limited operations in INR are not considered material for this purpose) included in our consolidated results.

British Operations 2022 FY and 2021 FY	British Pound against USD	Average exchange rate was $ 1.2552 to the GBP against $1.3758 USD	A decrease in the value of the GBP against the USD by 8.8%
Australian Operations 2022 FY and 2021 FY	Australian Dollar (“AUD”) against USD	Average exchange rate was $0.7001 against $0.7531 USD	A decrease in the value of the AUD against the USD by 7.0%
Danish Operations 2022 FY and 2021 FY	Danish Kroner (DKK) against USD	Average exchange rate was $0.1433 against $0.1603 USD to the DKK	A decrease in the value of the DKK against the USD by 10.6%

These are the values we have used in the calculations below which show the impact of these currency fluctuations on our operations in the 2022 FY:

	British Pounds		Australian Dollar		Danish Kroner		USD
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
Revenues	10,039,273	11,004,589	-	-	1,917,373	2,144,890	11,956,646	13,149,479	(1,192,833)
Costs	8,666,591	9,499,918	24,037	25,857	241,451	270,102	9,000,932	9,868,067	(867,135)
Net profit (losses)	1,372,682	1,504,671	(24,037)	(25,857)	1,675,922	1,874,788	2,955,714	3,281,412	(325,698)
Assets	20,236,412	24,059,112	26,825	31,570	3,040,207	3,559,146	23,305,960	27,652,607	(4,346,647)
Liabilities	(1,140,131)	(1,355,504)	-	-	(72,230)	(84,559)	(1,211,331)	(1,438,925)	227,594
Net assets	19,096,281	22,703,608	26,825	31,570	2,967,977	3,474,587	22,094,629	26,213,682	(4,119,053)

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, decreased net income for the year by $325,698 and decreased net assets by $4,119,053. These amounts are material to our overall financial results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation affects our Business in several ways including:

➢	Cost of Operations (including wages and salaries)
➢	Bill of Material Costs of our Products

The effect of inflation on the Company’s 2022 FY results has been benign due to a number of factors. Wages and Salaries for our Current FY were in place prior to the upturn in inflation and also our Products Business had significant inventory which had been sourced prior to the upturn in inflation.

We therefore expect that inflation will be more impactful in the 2023 financial year.

While in the past few years we have seen fairly benign rates of inflation in labor and materials in the countries in which we operate and those countries from which we source raw materials and components from and those that we sell to, since the middle of 2022 FY we have been seeing worrying signs of inflation in almost all countries. In the US, UK and Denmark, countries in which we have operations, inflation has moved to 7.7%, 11.1%, and 10.1% as of October 31, 2022, respectively.

Specifically, we are seeing inflation affecting staff costs, both in significantly increased demands from potential new recruits and existing staff members whose living wages have been eroded by inflation.

We also see inflation in our sourcing of components, both run of the mill such as metalwork and also more particularly specialist components, including electronics. We are hit in two ways, the first being the “normal” increase in prices due to the basic effects of inflation, and the second being an extra premium (combined with longer lead tines) being sought for scarcity. Some of this scarcity being brought about by the effects of COVID in far eastern suppliers.

Longer lead times, some of which have now extended to a year or more also bring an additional inflation risk to the Company as we are unable to place purchase orders on our suppliers until we have a customer contract, and our suppliers are unwilling or unable to provide a fixed cost to us as they in turn are unable to get fixed prices for their components.

The levels of our margins are therefore at risk and preservation of our margins is dependent upon our ability to pass on these increases to our customers which is improbable, particularly since our customer base is global (in the Far East inflation profiles are very different). We are also at risk of high staff turnover if we cannot offer inflation-proof wages in a market that is ultra-competitive due to demand outstripping supply.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of October 31, 2022. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as a result of the material weakness identified below.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In light of the conclusion that our internal disclosure controls are ineffective as of October 31, 2022, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this annual report. Accordingly, the Company believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit a material fact; and (ii) the financial statements, and other financial information included in this annual report, fairly presented in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of October 31, 2022. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). Based on its assessment, our management believes that, as of October 31, 2022, our internal control over financial reporting was ineffective based on those criteria.

We have identified a material weakness concerning a lack of adequate processes and procedures regarding the review of the elimination entries pertaining to the consolidation process.

We are in the process of implementing new controls and procedures that we believe will address the material weakness described above and will carefully monitor the effectiveness of these controls and procedures over the next several quarterly consolidations to determine their effectiveness in addressing the material weakness.

We will implement both additional qualitative and quantitative controls over eliminations including implementing metrics that will be compared to each quarter’s results and deviations from those metrics will be investigated before the consolidation is considered complete. We have also expanded the review of the quarterly and annual consolidation process.

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

Changes in Internal Control over Financial Reporting

During the year ended October 31, 2022, except as disclosed above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are the executive officers and directors as of the date hereof:

Name	Age	Position
Annmarie Gayle	58	Chief Executive Officer and Chairman
Nathan Parker	45	Chief Financial Officer
Kevin Kane	58	Chief Executive Officer (Coda Octopus Colmek)
Blair Cunningham	53	President of Technology
Michael Hamilton	75	Director
Captain Charlie Plumb	80	Director
Mary Losty	62	Director
Tyler G. Runnels	66	Director

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

Nathan Parker joined the Company in the capacity as our Chief Financial Officer in June 2022. From 2021 to 2022, Mr. Parker earned a Master of Business Administration from Michigan State University and a Bachelor of Science, Financial Services, from Brigham Young University. Because of Mr. Parker’s background and financial experience, the Company believes that he is highly qualified to serve as the Chief Financial Officer.

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

Kevin Kane joined the Company in July 2021. He is the Chief Executive Officer of Coda Octopus Colmek, Inc. (“Colmek”). Mr. Kane holds a Bachelor of Science Degree in Computer Engineering from the Rochester Institute of Technology, and a Master of Business Administration degree from Saint John Fisher College (USA). Because of Mr. Kane’s background and experience working with Prime Defense Contractors in the area of business development, the Company believes that he is highly qualified to serve as the Divisional Chief Executive Officer of Colmek.

Michael Hamilton was our Chairman of the Board between June 2010 and March 2017. He is currently serving as an independent director of our Board. He has been a member of the board of directors and a member of the audit committee of Tian Ruixiang Holdings Ltd. a Nasdaq traded public company, since 2020. Since 2014, Mr. Hamilton has provided accounting and valuation services for a varied list of clients. He was Senior Vice President of Powerlink Transmission Company from 2011 through 2014. From 1988 to 2003, he was an audit partner at PricewaterhouseCoopers. He holds a Bachelor of Science in Accounting from St. Frances College and is a certified public accountant and is accredited in business valuation. Because of Mr. Hamilton’s background in auditing, strategic corporate finance solutions, financial management and financial reporting, we believe that he is highly qualified to be a member of our Board of Directors.

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

Independence of the Board of Directors and its Committees

After review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its Independent Registered Public Accounting Firm, the Board of Directors has determined that all the Company’s directors are independent within the meaning of the applicable NASDAQ listing standards, except Ms. Gayle, the Company’s Chairman and Chief Executive Officer. The Board of Directors met 4 times and acted by unanimous written consent 4 times during the fiscal year ended October 31, 2022. Each member of the Board of Directors attended all meetings of the Board of Directors held in the last fiscal year during the period for which he or she was a director and of the meetings of the committees on which he or she served in the last fiscal year during the period for which he or she was a committee member.

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

The Audit Committee is currently composed of three outside directors: Michael Hamilton (Chairman), Mary Losty and Captain J. Charles Plumb. The Audit Committee met four times during the fiscal year ended October 31, 2022. The Audit Committee Charter is available on the Company’s website, www.codaoctopusgroup.com.

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

The Compensation Committee is composed of three outside directors: Michael Hamilton (Chairman), Mary Losty and G. Tyler Runnels. All members of the Compensation Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Compensation Committee met two times during the fiscal year ended October 31, 2022. The Compensation Committee Charter is available on the Company’s website at: www.codaoctopusgroup.com.

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

The Nominating and Governance Committee is currently composed of three outside directors: Mary Losty (Chair), G. Tyler Runnels and Captain J. Charles Plumb. All members of the Nominating Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Nominating Committee met one time during the fiscal year ended October 31, 2022. The Nominating Committee Charter is available on the Company’s website at www.codaoctopusgroup.com.

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

Blair Cunningham

Under the terms of an employment contract dated January 1, 2013, our wholly owned subsidiary Coda Octopus Products, Inc. employs Blair Cunningham as its Chief Executive Officer and President of Technology. He is being paid an annual base salary of $200,000 with effect from January 1, 2020, subject to review by the Company’s Chief Executive Officer. Since January 2022, Mr. Cunningham’s annual base salary was revised to $225,000 per annum. Mr. Cunningham is entitled to 25 vacation days in addition to any public holiday.

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

Nathan Parker

Pursuant to the terms of an Employment Agreement dated May 24, 2022, Nathan Parker was appointed the Chief Financial Officer of the Company commencing July 6, 2021. The Employment Agreement provides for an annual base salary of $230,000. As a further inducement, he was paid $20,000 signing on bonus which is subject to a claw back in the event that he leaves his position within 12 months of inception. He was also granted restricted stock units having a value of $50,000 out of the Company’s 2017 Stock Incentive Plan that vest in three equal annual instalments commencing on the first anniversary of grant.

The agreement may be terminated by the Company at any time. In the event that the Company terminates the employment agreement for whatever reason, the following severance payments apply:

Year 1 of employment	1 Month Base Salary
Year 2 of employment	2 Month Base Salary
Year 3 of employment	6 Months Base Salary

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

Year 1 of employment	One Month
Year 2 of employment	Three Months
Year 3 of employment	Six Months

The agreement includes a 12-month non-compete and non-solicitation provision.

Code of Ethics

We have adopted a code of ethics for all our employees, including our chief executive officer, principal financial officer and principal accounting officer or controller, and/or persons performing similar functions, which is available on our website, under the link entitled “Code of Ethics”.

ITEM 11. EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered for the fiscal years ended October 31, 2022 and 2021, by our executive officers. The following information includes the dollar value of base salaries, bonus awards, stock options grants and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Option Awards	* All Other Compensation	Total
		($)	($)	($)	($)	($)	($)
Annmarie Gayle	2022	305,000	100,000	-0-	-0-	-0-	405,000
Chief Executive Officer	2021	305,000	100,000			-0-	405,000

Michael Midgley**	2022	89,852	-0-	-0-	-0-	10,447	100,299
Chief Financial Officer	2021	193,846	-0-	26,400	-0-	16,633	236,879

Kevin Kane	2022	200,000	-0-	-0-	-0-	19,601	219,601
Divisional Chief Executive Officer	2021	86,615	-0-	132,000	-0-	431	219,046

Blair Cunningham	2022	219,231	6,000	-0-	-0-	22,541	247,772
President of Technology	2021	213,160	-0-	26,400	-0-	20,857	260,417

Nathan Parker***	2022	79,615	20,000	50,000	-0-	2,532	152,147
Chief Financial Officer	2021	-0-	-0-	-0-	-0-	-0-	-0-

*The amounts described in the category of “All Other Compensation” comprise Health, Dental, Vision, Short Term Disability, Long Term Disability and Accidental Death and Dismemberment insurance premiums which the Company contributed to the officers’ identified plan.

** Mike Midgley retired from his position as Chief Financial Officer in June 30,2022.

*** Mr. Nathan Parker took over as Chief Financial Officer of the Company in June 2022.

Grants of restricted stock awards as of October 31, 2022

Name	Grant Date	All other restricted awards; number of securities underlying restricted stock awards	Exercise or base price of restricted stock awards	Grant date fair value of restricted stock awards
Kevin Kane	6/9/2021	10,000	8.80	88,000
Blair Cunningham	6/9/2021	3,000	8.80	26,400
Nathan Parker	6/1/2022	9,506	5.26	50,000

Outstanding option awards at October 31, 2022

	Option Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Exercise or base price of option swards	Option expiration date
Annmarie Gayle	66,667	-	4.62	3/23/2023
Blair Cunningham	50,000	-	4.62	3/23/2023

Option exercises for October 31, 2022

Option Awards
Name	Number of shares acquired on exercise	Value realized on exercise
Annmarie Gayle	-	-
Michael Midgley	4,818	26,065
Blair Cunningham	-	-

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to each of our directors (who are not also officers of the Company) for the fiscal year ended October 31, 2022, in connection with their services to the company. In accordance with the SEC’s rules, the table omits columns showing items that are not applicable. Except as set forth in the table, no other persons were paid any compensation for director services.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Michael Hamilton	40,000	-	40,000
Captain J Charles Plumb	40,000	-	40,000
Mary Losty	40,000	-	40,000
Tyler G Runnels	40,000		40,000

Stock Incentive Plans

The Company has two active Stock Incentive Plans - 2017 Stock Incentive Plan and 2021 Stock Incentive Plan.

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

During the fiscal year ended October 31, 2022, the Company granted 64,687 restricted stock awards to purchase an aggregate of 64,687 shares of common stock pursuant to the terms of the 2017 Plan to various eligible individuals. During the said period 16,981 restricted stock awards were forfeited, and 5,467 units were converted into Treasury Stock and a further 53,733 vested and were issued to the holders of these by the Company. During the fiscal year ended October 31, 2022, there were 39,834 Options forfeited. As a result, as of October 31, 2022, there were 230,741 shares available for future issue under the 2017 Plan.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our common stock are required to report their ownership of the common stock and any changes in that ownership to the SEC. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain reporting persons that no other reports were required, except as set forth below, we believe that during our fiscal year ended October 31, 2022, no reports relating to our securities required to be filed by current reporting persons were filed late.

We will continue monitoring Section 16 compliance by each of our directors and executive officers and will assist them where possible in their filing obligations.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 16, 2023, regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock. The percentage ownership in this table is based on 10,942,353 shares issued and outstanding as of January 16, 2023.

Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock
Michael Hamilton	1,143	*
Annmarie Gayle (2)	2,304,581	21.1%
Nathan Parker (3)	-0-	n/a
Blair Cunningham (4)	52,298	*
Kevin Kane (5)	5,000	*
J. Charles Plumb	11,434	*
Mary Losty	57,143	*
Niels Sondergaard Carit Etlars Vej 17A 8700 Horsens Denmark	2,241,581	20.5%
G. Tyler Runnels (6) 2049 Century Park East, Suite 320 Los Angeles, CA 90067	1,125,685	10.3%
J. Steven Emerson (7) 1522 Ensley Avenue Los Angeles, CA 90024	1,168,232	10.7%
Bryan Ezralow (8) 23622 Calabasas Rd. Suite 200 Calabasas, CA 91302	1,073,120	9.8%
Tocqueville Asset Management LP 40 West 57th Street, 19th Floor New York, NY 10019	544,003	5.0%
All Directors and Executive Officers as a Group (Eight persons):	3,557,284	32.5%

*) Less than 1%.

1)	Unless otherwise indicated, the address of all individuals and entities listed below is c/o Coda Octopus Group, Inc. 3300 S Hiawassee Rd, Suite 104-105, Orlando, Florida, 32835.
2)	Consists of 29,667 shares held by Ms. Gayle and 2,241,581 shares beneficially owned by Ms. Gayle’s spouse, Niels Sondergaard. Ms. Gayle disclaims any beneficial ownership in those shares. Also includes 33,333 shares issuable upon exercise of options that will become exercisable within 60 days of the date hereof.
3)	Does not include 9,506 restricted stock units that vest in three equal annual installments commencing on June 13, 2023.
4)	Includes 25,000 shares issuable upon exercise of currently exercisable options.
5)	Does not include 10,000 shares issuable upon excise of restricted stock award units that vest in two equal annual installments commencing on July 6, 2023.
6)	Includes 859,331 shares held by the G. Tyler Runnels and Jasmine Niklas Runnels TTEES of The Runnels Family Trust DTD 1-11-2000 of which Mr. Runnels is a trustee; 227,700 shares held by T.R. Winston; 24,368 shares held by TRW Capital Growth Fund, Ltd.; and 14,286 shares held by Pangaea Partners. The Company has been advised that Mr. Runnels has voting and dispositive power with respect to all of these shares.
7)	Includes the following: 167,081 held by J. Steven Emerson IRA R/O II; 300,000 shares held by J. Steven Emerson Roth IRA; 49,328 shares held by the Brian Emerson IRA; 310,928 shares held by Emerson Partners; 180,250 shares held by 1993 Emerson Family Trust; 8,286 shares held by the Alleghany Meadows IRA; 8,286 shares held by the Jill Meadows IRA; and 144,073 shares held by the Emerson family Foundation. The Company has been advised that Mr. Emerson has voting and dispositive power with respect to all of these shares.
8)	Consists of 896,079 shares held by the Bryan Ezralow 1994 Trust u/t/d 12/22/1994; and 177,041 shares held by EZ MM&B Holdings, LLC. According to filings made with the SEC, Mr. Ezralow has voting and dispositive power with respect to these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None that are required to be reported herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Frazier & Deeter, LLC, our principal accountants, for professional services rendered for the audit and audit related services of the Company’s annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company’s Quarterly reports on Form 10-Q during the last two fiscal years 2022 and 2021 were $390,100 and $247,118 respectively.

Tax Fees. The Company did not engage its principal accountants to render any tax services to the Company during the last two fiscal years.

All Other Fees. The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than as reported above.

Prior to the Company’s engagement of its independent auditor, such engagement is approved by the Company’s Audit Committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company’s Audit Committee Charter, the independent auditors and management are required to report to the Company’s audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by the Company for the year ended October 31, 2022, were approved by the Company’s audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Plan and Agreement of Merger dated July 12, 2004 by and between Panda and Coda Octopus *
3.1	Restated Certificate of Incorporation**
3.1.1.	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock******
3.2	By-Laws *
10.25	Deed of Amendment to Loan Note Transaction Documents dated October 31, 2015 by and between the Company and CCM Holdings LLC***
10.26	[Reserved]
10.27	Employment Contract between Coda Octopus Colmek, Inc. and Mike Midgley****
10.28	[Reserved]
10.29	Employment Contract dated January 1, 2013 between Coda Octopus Products, Inc. and Blair Cunningham****
10.30	Deed of Amendment to Loan Note Transaction Documents dated October 17, 2016 by and between the Company and CCM Holdings LLC**
10.31	Deed of Amendment to Loan Note Transaction Documents dated November 1, 2016 by and between the Company and CCM Holdings LLC*****
10.32	Employment Contract dated March 16, 2017 between the Company and Annmarie Gayle*****
10.33	Loan Agreement, dated as of April 28, 2017, by and between Coda Octopus Group, Inc., Coda Octopus Products, Inc., Coda Octopus Colmek, Inc. and HSBC Bank USA, N.A.******
10.34	Form of Security Agreement, dated April 28, 2017******
10.35	Promissory Note dated April 28, 2017******
10.36	2017 Stock Incentive Plan*******
10.37	Employment Agreement dated May 7, 2021 between Coda Octopus Colme, Inc and Kevin Kane *********
10.38	2021 Stock Incentive Plan*******
14	Code of Ethics*******
23.1	Consent of Frazier & Deeter, LLC (filed herewith)
31.1	Chief Executive Office and Chief Financial Officer Certification
32	Certificate Pursuant to 18 U.S.C Section 1350

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC File No.143144)
**	Incorporated by reference to the Company’s Registration Statement on Form 10.
***	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2007
****	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2010
*****	Incorporated by reference to the Company’s Registration Statement on Form 10/A filed March 29,2017
******	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 2, 2017
*******	Incorporated by reference to the Company’s Annual Report on Form 10 for the year ended October 31, 2017
********	Incorporated by reference to the Company’s Definitive Statement filed August 2, 2021
*********	Incorporated by reference to the Company’s Form 10-K for the year ended October 31, 2021 filed February 14, 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: January 30, 2023	CODA OCTOPUS GROUP, INC.

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

Signature	Title	Date

/s/ Annmarie Gayle	Chief Executive Officer and Chairman	January 30, 2023
Annmarie Gayle	(Principal Executive Officer)

/s/ Nathan Parker	Chief Financial Officer	January 30, 2023
Nathan Parker	(Principal Financial and Accounting Officer)

/s/ Michael Hamilton	Director	January 30, 2023
Michael Hamilton

/s/ Captain Charlie Plumb	Director	January 30, 2023
Charlie Plumb

/s/ Mary Losty	Director	January 30, 2023
Mary Losty

/s/ G. Tyler Runnels	Director	January 30, 2023

CODA OCTOPUS GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Coda Octopus Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Coda Octopus Group, Inc. and subsidiaries (the “Company”) as of October 31, 2022 and 2021, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended October 31, 2022 and 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida
January 30, 2023
PCAOB ID 215

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

October 31, 2022 and 2021

	2022	2021
ASSETS
CURRENT ASSETS

Cash	$22,927,371	$17,747,656
Accounts Receivable	2,870,600	4,207,996
Inventory	10,027,111	10,691,177
Unbilled Receivables	602,115	1,080,384
Prepaid Expenses	240,464	1,202,327
Other Current Assets	343,061	627,619

Total Current Assets	37,010,722	35,557,159

FIXED ASSETS
Property and Equipment, net	5,832,532	6,037,101

OTHER ASSETS
Goodwill and Other Intangibles, net	3,824,394	3,794,383
Deferred Tax Asset	259,810	76,776

Total Other Assets	4,084,204	3,871,159

Total Assets	$46,927,458	$45,465,419

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

October 31, 2022 and 2021

	2022	2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts Payable	$793,247	$1,454,611
Accrued Expenses and Other Current Liabilities	1,731,706	740,449
Note Payable	-	63,559
Deferred Revenue	943,569	1,999,841

Total Current Liabilities	3,468,522	4,258,460

LONG TERM LIABILITIES

Deferred Revenue, less current portion	76,127	157,886

Total Long-Term Liabilities	76,127	157,886

Total Liabilities	3,544,649	4,416,346

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 10,916,853 issued and outstanding as of October 31, 2022, and 10,857,195 shares issued and outstanding as of October 31, 2021	10,918	10,858
Treasury Stock	(28,337)	-
Additional Paid-in Capital	62,313,988	61,183,131
Accumulated Other Comprehensive Loss	(4,737,124)	(1,667,059)
Accumulated Deficit	(14,176,636)	(18,477,857)

Total Stockholders’ Equity	43,382,809	41,049,073

Total Liabilities and Stockholders’ Equity	$46,927,458	$45,465,419

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

	Year Ended October 31,
	2022	2021

Net Revenues	$22,225,803	$21,331,527
Cost of Revenues	7,035,115	6,561,809

Gross Profit	15,190,688	14,769,718

OPERATING EXPENSES
Research & Development	2,237,920	2,982,676
Selling, General & Administrative	7,948,704	7,949,525

Total Operating Expenses	10,186,624	10,932,201

INCOME FROM OPERATIONS	5,004,064	3,837,517

OTHER INCOME (EXPENSE)
Other Income	137,975	1,435,382
Interest Expense	(9,704)	(19,655)

Total Other Income	128,271	1,415,727

INCOME BEFORE INCOME TAX EXPENSE	5,132,335	5,253,244

INCOME TAX (EXPENSE) BENEFIT
Current Tax Expense	(1,005,140)	(16,592)
Deferred Tax Benefit (Expense)	174,026	(288,887)

Total Income Tax Expense	(831,114)	(305,479)

NET INCOME	$4,301,221	$4,947,765

NET INCOME PER SHARE:
Basic	$0.40	$0.46
Diluted	$0.38	$0.44

WEIGHTED AVERAGE SHARES:
Basic	10,863,674	10,804,074
Diluted	11,281,347	11,309,740

NET INCOME	$4,301,221	$4,947,765

Foreign Currency Translation Adjustment	(3,070,065)	654,219

Total Other Comprehensive (Loss) Income	$(3,070,065)	$654,219

COMPREHENSIVE INCOME	$1,231,156	$5,601,984

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Year’s Ended October 31, 2022 and 2021

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total

Balance, October 31, 2020	10,751,881	$10,753	$60,132,415	$(2,321,278)	$(23,425,622)	$-	$34,396,268

Employee stock based compensation	-	-	830,071	-	-		830,071
Stock issued for options exercised	80,314	80	(80)	-	-		-
Consultant stock based compensation	25,000	25	220,725	-	-		220,750
Foreign currency translation adjustment	-	-	-	654,219	-		654,219
Net Income	-	-	-	-	4,947,765		4,947,765
Balance, October 31, 2021	10,857,195	$10,858	$61,183,131	$(1,667,059)	$(18,477,857)	$-	$41,049,073

Employee stock based compensation	-	-	1,130,917	-	-	-	1,130,917
Stock issued for options exercised	59,658	60	(60)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(3,070,065)	-	-	(3,070,065)
Treasury Stock	-	-	-	-	-	(28,337)	(28,337)
Net Income	-	-	-	-	4,301,221	-	4,301,221
Balance, October 31, 2022	10,916,853	$10,918	$62,313,988	$(4,737,124)	$(14,176,636)	$(28,337)	$43,382,809

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

	Year Ended October 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,301,221	$4,947,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	738,729	924,073
Stock based compensation	1,130,917	1,050,821
Deferred income taxes	(193,083)	485,126
Funding from Paycheck Protection Program recognized as income	-	(648,872)
(Increase) decrease in operating assets:
Accounts receivable	992,948	(2,193,336)
Inventory	(675,878)	(1,063,163)
Unbilled receivables	447,927	(219,084)
Prepaid expenses	165,010	(913,123)
Other current assets	275,909	(383,449)
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	533,996	326,761
Deferred revenue	(990,729)	956,251
Net Cash Provided by Operating Activities	6,726,967	3,269,770
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(466,471)	(850,894)
Purchases of other intangible assets	(90,089)	(113,310)
Net Cash Used in Investing Activities	(556,560)	(964,204)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes	(63,559)	(509,549)
Proceeds from Paycheck Protection Program	-	648,872
Purchase of treasury stock	(28,337)	-
Net Cash (Used in) Provided by Financing Activities	(91,896)	139,323

EFFECT OF CURRENCY TRANSLATION ON CHANGES IN CASH	(898,796)	168,478

NET INCREASE IN CASH	5,179,715	2,613,367

CASH AT THE BEGINNING OF THE YEAR	17,747,656	15,134,289

CASH AT THE END OF THE YEAR	$22,927,371	$17,747,656
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$9,704	$19,655
Cash paid for taxes	$74,432	$-

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment previously held in escrow, included in prepaid expenses as of October 31, 2021	$694,664	$-

The accompanying notes are an integral part of these consolidated financial statements

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

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

The Marine Engineering Business supplies sub-assemblies that it designs primarily as sub-contractors to Prime Defense Contractors for incorporation into broader mission critical defense systems. These design contracts typically progress to manufacturing contracts for these sub-assemblies and are typically supplied for the life of the program to which they pertain.

The consolidated financial statements include the accounts of Coda Octopus Group, Inc. and its domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

a. Basis of Presentation

The Company has adopted the Financial Accounting Standards Board (FASB) Codification (Codification). The Codification is the single official source of authoritative accounting principles generally accepted in the United States of America (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities, and all the Codification’s content carries the same level of authority.

b. Cash

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At times such investments may be in excess of federal deposit insurance limits.

c. Trade Accounts Receivable

Trade accounts receivable are recorded net of the allowance for doubtful accounts. The Company provides for an allowance for doubtful collections that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Balances still outstanding after the Company has used reasonable collection efforts are written off though a charge to the valuation allowance and a credit to trade accounts receivable. The allowance for doubtful accounts was $0 for both October 31, 2022, and 2021, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (Continued)

d. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for minor replacements, maintenance and repairs which do not increase the useful lives of the property and equipment are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation and amortization are computed using the straight-line method over their estimated useful lives which is typically three to five years for equipment and 50 years for buildings. Our accounting policy regarding our rental assets allocated for rentals by our Products Business is to allocate 70% of depreciation in the period to Cost of Goods Sold.

We own substantially all our facilities and believe that the effect of adopting Accounting Standards Codification 842, “Leases”, has been immaterial.

e. Advertising

Coda follows the policy of charging the costs of advertising to expense as incurred, which aggregated $0 and $5,042 for the years ended October 31, 2022 and 2021, respectively.

f. Inventory

Inventory is stated at the lower of cost (First In, First Out method) or net realizable value. Inventory consisted of the following components:

	October 31,	October 31,
	2022	2021

Raw materials and parts	$7,219,344	$7,525,419
Work in progress	383,427	919,619
Finished goods	2,424,340	2,246,139
Total Inventory	$10,027,111	$10,691,177

g. Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues including unbilled and deferred revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates related to the percentage of completion method used to account for contracts including costs and earnings in excess of billings, billings in excess of costs and estimated earnings, the valuation of the deferred tax asset, and the valuation of goodwill.

h. Revenue Recognition

The Company recognizes revenue under the Financial Accounting Standards Board’s Topic 606, Revenue from Contracts with Customers (“Topic 606”).

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

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

October 31, 2022 and 2021

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

Deferred Commissions

Our incremental direct costs of obtaining a contract, which consists of sales commissions are deferred and amortized over the period of the contract performance. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other assets, net, respectively, in our consolidated balance sheets. As of October 31, 2022 and 2021, we had deferred commissions of $0 for each year. Amortization expense related to deferred commissions was $0 and $3,884 in the years ended October 31, 2022 and 2021, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

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

j. Contracts in Progress (Unbilled Receivables and Deferred Revenue)

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the balance sheet. These amounts are stated on the consolidated balance sheets as Unbilled Receivables of $602,115 and $1,080,384 as of October 31, 2022 and 2021, respectively.

Our Deferred Revenue of $790,458 and $1,879,790 as of October 31, 2022 and 2021, respectively, consists of billings in excess of costs and revenues received as part of our warranty obligations upon completing a sale, as elaborated further in the last paragraph of this note.

Revenue received as part of sales of equipment includes a provision for warranty or through life support (TLS) and is treated as deferred revenue, along with extended warranty sales or TLS, which may be purchased by customers. These amounts are amortized over the relevant warranty or TLS period (12 months is our standard warranty or 24, 36 or 60 months for TLS) from the date of sale. These amounts are stated on the consolidated balance sheets as a component of Deferred Revenue and were $229,238 and $277,937 as of October 31, 2022 and 2021, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

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

October 31, 2022 and 2021

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

There were no impairment charges recognized during the years ended October 31, 2022 and 2021.

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

For the years ended October 31, 2022 and 2021, the Company recorded an aggregate transaction gain (loss) of $431,314 and ($195,341), respectively. The aggregate transaction losses were recorded in SG&A.

o. Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No impairment loss was recognized during the years ended October 31, 2022 and 2021, respectively.

p. Research and Development

Research and development costs consist of expenditures for the development of present and future patents and technology, which are not capitalizable. Under current legislation, we are eligible for UK tax credits related to our qualified research and development expenditures.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

q. Stock Based Compensation

In accordance with the accounting rules for stock compensation, for time-based awards, the Company is accruing a stock compensation expense and increase to additional paid in capital based on the market value of the common stock as of the grant date throughout the vesting period. The vesting period for the options is 36 months and is based on the employee’s continuous service to the Company. In addition, the Company has issued Restricted Stock Awards (RSA) The vesting period is between 6 and 36 months and is based on the employee’s/consultant’s continued service for the vesting period. Prior to vesting, the awards are subject to forfeiture in the whole or in part under certain circumstances. We use the Black-Scholes option pricing model to determine the fair value for equity instruments granted to employees.

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

Following is a reconciliation of earnings from continuing operations and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share:

	Year	Year
	Ended	Ended
	October 31	October 31
Fiscal Period	2022	2021
Numerator:
Net Income	$4,301,221	$4,947,765

Denominator:
Basic weighted average common shares outstanding	10,863,674	10,804,074
Unused portion of options and restricted stock awards	417,673	505,666
Diluted outstanding shares	11,281,347	11,309,740

Net income per share

Basic	$0.40	$0.46
Diluted	$0.38	$0.44

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

t. Recent Accounting Pronouncements

There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

u. Treasury Stock

Repurchases of Restricted Stock Awards or common stock are classified as treasury stock on our Consolidated Balance Sheet.

We account for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in our Consolidated Balance Sheet. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a reduction of retained earnings in our Consolidated Balance Sheet.

NOTE 3 – OTHER INCOME

Other Income consisted of the following components:

	October 31,	October 31,
	2022	2021
PPP Loans	$-	$648,872
Employee Retention Credits payroll tax credits	88,917	701,568
Other Income	49,058	84,942

Total Other Income, net	$137,975	$1,435,382

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangibles consisted of the following as of:

	October 31,	October 31,
	2022	2021

Customer relationships (weighted average life of 10 years)	$720,592	$720,592
Non-compete agreements (weighted average life of 3 years)	198,911	198,911
Patents and other (weighted average life of 10 years)	675,572	585,483

Total identifiable intangible assets - gross carrying value	1,595,075	1,504,986

Less: accumulated amortization	(1,152,789)	(1,092,711)

Total intangible assets, net	$442,286	$412,275

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Amortization of patents, customer relationships, non-compete agreements and licenses included as a charge to income amounted to $60,077 and $50,379 for the years ended October 31, 2022 and 2021.

Future estimated annual amortization expenses as of October 31, 2022 is as follows:

Years Ending October 31,	Amount
2023	52,089
2024	42,877
2025	27,533
2026	24,442
Thereafter	295,345

Totals	$442,286

Goodwill consisted of the following as of:

	October 31,	October 31,
	2022	2021
Coda Octopus Colmek, Inc.	$2,038,669	$2,038,669
Coda Octopus Products, Ltd	62,315	62,315
Coda Octopus Martech, Ltd	1,281,124	1,281,124

Total Goodwill	$3,382,108	$3,382,108

Considerable management judgment is necessary to estimate the fair value of goodwill. Based on various market factors and projections used by management, actual results could vary significantly from management’s estimates.

The Company’s policy is to test its goodwill balances for impairment on an annual basis, as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Based on these evaluations, the fair value of reporting unit exceeds its carrying value. As such no impairment was recorded by management.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	October 31,	October 31,
	2022	2021

Buildings	$5,419,946	$5,298,028
Land	200,000	200,000
Office machinery and equipment	1,556,030	1,622,871
Rental assets	2,252,292	2,326,486
Furniture, fixtures and improvements	1,108,787	1,218,217
Totals	10,537,055	10,665,602
Less: accumulated depreciation	(4,704,523)	(4,628,501)

Total Property and Equipment, net	$5,832,532	$6,037,101

Depreciation expense for the years ended October 31, 2022 and 2021 was $678,652 and $873,694 respectively.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consisted of the following at:

	October 31,	October 31,
	2022	2021

Deposits	$18,631	$63,992
Other Tax Receivables	151,217	-
Employee Retention Credit Receivables	173,213	563,627
Total Other Current Assets	$343,061	$627,619

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 7 – CAPITAL STOCK

Common Stock

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

During the fiscal year ended October 31, 2022, pursuant to the terms of the 2017 Plan, the Company granted restricted stock awards of 64,687 shares of common stock to various eligible individuals and also issued 53,733 shares of common stock for awards that had vested in the said fiscal year. 16,981 restricted stock grant awards were forfeited, and 5,467 units were converted into Treasury Stock. Further, 5,925 shares of common stock were issued in respect of the exercise of 36,667 Options. As a result, as of October 31, 2022, there were 230,741 shares available under the 2017 Plan.

At the year ended October 31, 2022, there were 1,000,000 shares available under the 2021 Plan.

The following tables presents Options and Restricted Stock Award activities for the years ended October 31, 2022, and 2021 and shows the Company’s outstanding obligations for Options and Restricted Stock Awards for the said years.

The intrinsic value of the outstanding options as of October 31, 2022 was $544,175 and $1,446,835 for October 31, 2021.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 7 – CAPITAL STOCK (Continued)

Stock Options
	Total	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price	Non-Vested	Weighted Average Exercise Price

Outstanding at October 31, 2020	561,000	$4.65	-	$-	561,000	$4.65

Granted	-		-	-	-
Vested	-	$4.65	185,667	$4.65	(185,667)	$4.65
Exercised	(169,332)	$4.65	(169,332)	$4.65	-	$4.65
Forfeited or cancelled	(8,000)	$4.65	-	-	(8,000)	$4.65

Outstanding at October 31, 2021	383,668	$4.65	16,335	-	367,333	$4.65

Granted	-		-	-	-
Vested	-	$4.65	183,668	$4.65	(183,668)	$4.65
Exercised	(36,667)	$4.65	(36,667)	$4.65	-	$4.65
Forfeited or cancelled	(39,834)	$4.65	(4,333)	-	(35,501)	$4.65

Outstanding at October 31, 2022	307,167	$4.65	159,003	$4.65	148,164	$4.65

Aggregate Intrinsic Value October 31, 2021	$1,446,835		$61,746		$1,385,089

Aggregate Intrinsic Value October 31, 2022	$544,175		$281,689		$262,486

The total expense recognized by the Company relating to stock options during the years ended October 31, 2022 and 2021, respectively, was $211,284 and $482,595. Unamortized compensation expense in future years is $90,831.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 7 – CAPITAL STOCK (Continued)

Restricted Stock Awards (“RSA”)
	Total	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price	Non-Vested	Weighted Average Exercise Price

Outstanding at October 31, 2020	-	$-	-	$-	-	$-

Granted	127,500	$8.80	-	$8.80	127,500	$8.80
Vested	-	$8.80	-	$8.80	-	$8.80
Exercised	-	$8.80	-	$8.80	-	$8.80
Treasury Stock	-	$8.80	-	$8.80	-	$8.80
Forfeited or cancelled	(5,500)	$8.80	-	$8.80	(5,500)	$8.80

Outstanding at October 31, 2021	122,000	$8.80	-	$8.80	122,000	$8.80

Granted	64,687	$7.15	-	$7.15	64,687	$7.15
Vested	(53,733)	$5.05	-	$5.05	(53,733)	$5.05
Exercised	-	$-	-	$-	-	$-
Treasury Stock	(5,467)	$5.18		$5.18	(5,467)	$5.18
Forfeited or cancelled	(16,981)	$8.43	-	$8.43	(16,981)	$8.43
				$-
Outstanding at October 31, 2022	110,506	$8.10	-	$8.10	110,506	$8.10

The total expense recognized by the Company relating to restricted stock awards during the year ended October 31, 2022 and 2021 was $919,633 and $347,476, respectively. The expense in future years is $122,306.

All Stock Options and Restricted Stock Awards have been made pursuant to the 2017 Plan.

Total stock compensation expense from issued shares, stock options and restricted stock awards is $1,130,917.

Preferred Stock

Series A and Series C Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. We had previously designated 50,000 preferred shares as Series A preferred stock and 50,000 preferred shares as Series C preferred stock. Both series have since been eliminated and as of October 31, 2022, there were no shares of Preferred Stock issued or outstanding.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 8 - INCOME TAXES

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

The provision (benefit) for income taxes comprises:

	October 31,	October 31,
	2022	2021
Current federal expense	$849,580	$(25,429)
Current state income tax expense	159,900	-
Foreign tax (benefit) expense	(4,340)	42,021

Total current tax expense	1,005,140	16,592

Deferred federal (benefit) expense	(174,026)	288,887

Deferred Tax (Benefit) Expense	(174,026)	288,887

Total Income Tax Expense	$831,114	$305,479

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

NOTE 8 - INCOME TAXES (Continued)

The expense for income taxes differed from the U.S. statutory rate due to the following:

	October 31,	October 31,
	2022	2021
Statutory tax rate	21.0%	21.0%
R&D Relief	(10.6)%	(18.4)%
Change in valuation allowance	3.7%	0.0%
Foreign tax (benefit) expense	(0.9)%	3.2%
State Income Tax	3.0%	0.0%

Total	16.2%	5.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	October 31,	October 31,
	2022	2021
Noncurrent deferred tax assets
Temporary differences
U.S. NOL carryforwards	$-	$15,930
Deferred Revenue	4,830	-

Restricted Stock Awards	272,841	72,970
Book/Tax Depreciation	(17,861)	(12,124)
Foreign fixed assets	(84,381)	18,168

Foreign NOL carryforwards	409,100	148,650

Total	584,529	243,594

Valuation allowance	(324,719)	(166,818)

Total Deferred Asset	$259,810	$76,776

As of October 31, 2022, we had no remaining U.S. federal net operating loss (NOL) carryforwards.

The Company has filed tax returns for federal, state, and foreign jurisdictions. The Company’s evaluation of uncertain tax matters was performed for the tax years ended October 31, 2022, and 2021. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes and continues to reflect interest and penalties attributable to income taxes, to extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments to result in a material change to its financial position.

The Company’s UK Operations, under the applicable UK tax rules, have certain trading losses (referred to in this disclosure as “NOL carryforwards”). Under the applicable UK tax rules, any trading tax losses incurred from 2017 up to and including the current fiscal year can be surrendered for group relief to offset or reduce current year profits and tax liability in any of our UK Operations. Any tax losses before 2017 in a UK entity can only be used in the entity to which it pertains. The tax losses are available indefinitely unless the nature of the business with the trading loss benefit changes substantially. Under UK tax rules, the UK entities are also eligible for R&D Tax Credit. The UK Products Business in any one FY performs significant R&D work due to the nature of its business (researching and developing products and solutions). In the 2022 FY, we were eligible to deduct £2,246,251 (an equivalent of USD $2,819,389,) as R&D tax expenses from our taxable income, thus negating any tax liability of the UK Operations in the Current FY. Our UK Operations have $1.3m in NOL carryforwards, $0.48m of which can be used by the UK entity in which the trading loss was created and $0.82M can be used by any or all UK entities. This applies indefinitely unless the business activities undertaken change substantially.

A valuation allowance is required for deferred tax assets, if based on available evidence, it is more likely than not that that all or some portion of the asset will not be realized due to the inability to generate sufficient taxable income in the future. The deferred tax losses refer to timing of asset allowance in the UK. As we are generally able to offset most taxes with brought forward trading losses, R&D tax credit to offset profits expected to be ongoing and ability to utilize such reliefs within between entities then we do not foresee being able to utilize those deferred tax assets in the near future.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 9 - NOTE PAYABLE

Note payable consisted of the following at:

	October 31,	October 31,
	2022	2021

Secured note payable to HSBC NA with interest payable on the 28th day of each month at 4.56% per annum. Monthly repayment obligation under this loan was $43,777 (comprising both principal and interest repayment). The Loan reached maturity and was repaid in full in December 2021.	$-	$63,559
		.
Total	-	63,559
Less: current portion	-	(63,559)
Total Long Term Note Payable	$-	$-

The HSBC Loan was repaid in full in December 2021.

The Company entered into a $4,000,000 revolving line of credit facility with HSBC NA on November 27, 2019, with the interest rate established as the applicable prime rate. This revolving line of credit facility is subject to annual renewal and has been extended to November 2023. We have not utilized this line of credit and the outstanding balance on the line of credit was $0 as of October 31, 2022 and 2021.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of foreign currency translation adjustments. Total other comprehensive income (loss) was ($3,070,065) and $654,219 for the years ended October 31, 2022 and 2021, respectively.

A reconciliation of the other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheets is as follows:

	October 31,	October 31,
	2022	2021

Balance, beginning of year	$(1,667,059)	$(2,321,278)
Total other comprehensive income (loss) for the year - foreign currency translation adjustment	(3,070,065)	654,219
Balance, end of year	$(4,737,124)	$(1,667,059)

NOTE 11 – CONCENTRATIONS

Significant Customers

During the year ended October 31, 2022, the Company had no customers from whom it generated sales greater than 10% of net revenues.

During the year ended October 31, 2021, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $2,484,173, or 12% of net revenues during the period. Total accounts receivable from this customer as of October 31, 2021 was $468,149 or 11% of accounts receivable.

NOTE 12 - EMPLOYEE BENEFIT PLANS

The Company’s U.S. subsidiaries maintain a 401(k)-retirement plan. The plan allows the Company to make matching contributions of 4% of employee compensation, subject to IRS contribution limits. U.S. employees who have at least six months of service with the Company are eligible. In addition, the Company’s UK subsidiaries operate statutory pension schemes which provide for the payment of certain contribution by the Company and the Employee. These schemes in the UK operate on a defined contribution money purchase basis and the contributions are charged to operations as they arise. Finally, the Company is obligated to provide pension funding according to the laws in which it operates including in both Denmark and Australia. The Company has an arrangement that fulfills this requirement. Employee benefit costs for the years ended October 31, 2022 and 2021 were $138,260 and $123,215, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 13 -SEGMENT ANALYSIS

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

The following table summarizes segment asset and operating balances by reportable segment as of and for the years ended October 31, 2022 and 2021, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas
●	Europe
●	Australia/Asia
●	Middle East/Africa

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 13 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Year Ended October 31, 2022

Net Revenues	$14,724,688	$7,501,115	$-	$22,225,803

Cost of Revenues	2,941,569	4,093,546	-	7,035,115

Gross Profit	11,783,119	3,407,569	-	15,190,688

Research & Development	2,207,500	30,420	-	2,237,920
Selling, General & Administrative	2,563,554	2,654,565	2,730,585	7,948,704

Total Operating Expenses	4,771,054	2,684,985	2,730,585	10,186,624

Income (Loss) from Operations	7,012,065	722,584	(2,730,585)	5,004,064

Other Income (Expense)
Other Income	55,715	79,204	3,056	137,975
Interest Expense	(9,233)	(71)	(400)	(9,704)

Total Other Income	46,482	79,133	2,656	128,271

Income (Loss) before Income Taxes	7,058,547	801,717	(2,727,929)	5,132,335

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	(868,162)	39,422	(176,400)	(1,005,140)
Deferred Tax Benefit (Expense)	31,907	(41,657)	183,776	174,026

Total Income Tax (Expense) Benefit	(836,255)	(2,235)	7,376	(831,114)

Net Income (Loss)	$6,222,292	$799,482	$(2,720,553)	$4,301,221

Supplemental Disclosures

Total Assets	$33,348,805	$12,662,109	$916,544	$46,927,458

Total Liabilities	$2,432,750	$526,195	$585,704	$3,544,649

Revenues from Intercompany Sales - eliminated from sales above	$2,406,717	$396,015	$2,720,000	$5,522,732

Depreciation and Amortization	$602,583	$96,776	$39,370	$738,729

Purchases of Long-lived Assets	$1,123,475	$36,862	$90,887	$1,251,224

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 13 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Year Ended October 31, 2021

Net Revenues	$15,804,222	$5,527,305	$-	$21,331,527

Cost of Revenues	3,169,835	3,391,974	-	6,561,809

Gross Profit	12,634,387	2,135,331	-	14,769,718

Research & Development	2,509,107	473,569	-	2,982,676
Selling, General & Administrative	3,231,733	2,304,300	2,413,492	7,949,525

Total Operating Expenses	5,740,840	2,777,869	2,413,492	10,932,201

Income (Loss) from Operations	6,893,547	(642,538)	(2,413,492)	3,837,517

Other Income (Expense)
Other Income	354,373	1,079,374	1,635	1,435,382
Interest Expense	(1,738)	(365)	(17,552)	(19,655)

Total Other Income (Expense)	352,635	1,079,009	(15,917)	1,415,727

Income (Loss) before Income Taxes	7,246,182	436,471	(2,429,409)	5,253,244

Income Tax (Expense) Benefit
Current Tax Benefit (Expense)	35,032	(51,624)	-	(16,592)
Deferred Tax (Expense) Benefit	(418,338)	409,205	(279,754)	(288,887)

Total Income Tax (Expense) Benefit	(383,306)	357,581	(279,754)	(305,479)

Net Income (Loss)	$6,862,876	$794,052	$(2,709,163)	$4,947,765

Supplemental Disclosures

Total Assets	$30,631,442	$14,117,747	$716,230	$45,465,419

Total Liabilities	$3,166,999	$849,306	$400,041	$4,416,346

Revenues from Intercompany Sales - eliminated from sales above	$2,075,387	$355,608	$3,470,000	$5,900,995

Depreciation and Amortization	$780,434	$114,022	$29,617	$924,073

Purchases of Long-lived Assets	$793,995	$51,907	$118,302	$964,204

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 14 - DISAGGREGATION OF REVENUE

	For the Year Ended October 31, 2022
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales
Revenues
Primary Geographical Markets
Americas	$5,668,948	$4,566,349	$10,235,297
Europe	1,559,778	2,900,906	4,460,684
Australia/Asia	5,723,970	-	5,723,970
Middle East/Africa	1,771,992	33,860	1,805,852

Total Revenues	$14,724,688	$7,501,115	$22,225,803

Major Goods/Service Lines
Equipment Sales	$8,771,050	$1,544,002	$10,315,052
Equipment Rentals	1,844,775	-	1,844,775
Software Sales	1,014,867	-	1,014,867
Engineering Parts	-	3,530,407	3,530,407
Services	3,093,996	2,426,706	5,520,702

Total Revenues	$14,724,688	$7,501,115	$22,225,803

Goods transferred at a point in time	$9,785,917	$1,562,799	$11,348,716
Services transferred over time	4,938,771	5,938,316	10,877,087

Total Revenues	$14,724,688	$7,501,115	$22,225,803

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 14 - DISAGGREGATION OF REVENUE (Continued)

	For the Year Ended October 31, 2021
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales
Revenues
Primary Geographical Markets
Americas	$3,434,552	$2,188,812	$5,623,364
Europe	5,623,227	3,338,493	8,961,720
Australia/Asia	5,867,710	-	5,867,710
Middle East/Africa	878,733	-	878,733

Total Revenues	$15,804,222	$5,527,305	$21,331,527

Major Goods/Service Lines
Equipment Sales	$10,914,124	$1,421,614	$12,335,738
Equipment Rentals	2,324,773	-	2,324,773
Software Sales	669,968	-	669,968
Engineering Parts	-	3,239,866	3,239,866
Services	1,895,357	865,825	2,761,182

Total Revenues	$15,804,222	$5,527,305	$21,331,527

Goods transferred at a point in time	$11,588,099	$1,421,614	$13,009,713
Services transferred over time	4,216,123	4,105,691	8,321,814

Total Revenues	$15,804,222	$5,527,305	$21,331,527

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 15 – COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements (Continued)

Blair Cunningham

Under the terms of an employment contract dated January 1, 2013, our wholly owned subsidiary Coda Octopus Products, Inc. employs Blair Cunningham as its Chief Executive Officer and President of Technology. He is being paid an annual base salary of $200,000 with effect from January 1, 2020, subject to review by the Company’s Chief Executive Officer. Mr. Cunningham’s annual based salary was revised and is currently $225,000. He is entitled to 25 vacation days in addition to any public holiday.

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2021 and 2020

NOTE 15 – COMMITMENTS AND CONTINGENCIES (Continued)

Michael Midgley (retired in June 2022)

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

Amendment to Michael Midgley’s Employment Agreement

The Company and Mr. Midgely entered into an agreement for the Amendment of his Employment Agreement on February 15, 2021.

The following amendments were made:

Role	Chief Financial Officer of the Company. Removing the position of Divisional CEO of Coda Octopus Colmek.
Reduction in hours	Working hours reduced to approximately 60% and his compensation reduced proportionally to $126,000.
Paid Time Off	Reduced proportionately and is now 12 days
Benefits	Reduced proportionately

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

Mr. Midgley retired from the company effective June 30, 2022.

Nathan Parker

Pursuant to the terms of an Employment Agreement dated May 10, 2022, Nathan Parker was appointed our Chief Financial Officer commencing June 6, 2022. The Employment Agreement provides for an annual base salary of $230,000. As a further inducement, he was granted 9,506 restricted stock units out of the Company’s 2017 Stock Incentive Plan that vest in three equal annual instalments commencing on the first anniversary of grant. Mr. Parker also received a signing bonus of $20,000. Mr. Parker is entitled to 20 vacation days in addition to any public holiday.

The Company may terminate the agreement at any time. In the event that the Company terminates the employment agreement for whatever reason, the following severance payments apply:

Year 1 of employment	1 Month Base Salary
Year 2 of employment	3 Months Base Salary
Year 3 of employment	6 Months Base Salary

The agreement includes a 12-month non-compete and non-solicitation provision.

Litigation

From time to time, we may be a party to or be involved with legal proceedings, governmental investigations or inquires, claims or litigation that are related to our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business or its financial condition.

NOTE 16 – PAYROLL PROTECTION PROGRAM

In the year ended October 31, 2021, two of our US companies, received $648,872 under the second round of the US Government Payroll Protection Program (“Second Round PPP”) for payroll assistance during the Pandemic. The proceeds from the Second Round PPP have been used to pay US employees’ salaries during this period. In the year ended October 31, 2021, the Company utilized all the $648,872 of the Second Round PPP to retain employees. These loans were forgiven on June 14 and 22, 2021. This amount is recorded in our 2021 FY accounts as “Other Income”. No amounts were received in the 2022 FY under the PPP.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2022 and 2021

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring through the date that the financial statements were issued, for events requiring, recording or disclosure in the October 31, 2022, consolidated financial statements and there were no subsequent events to report.

