Form 10-Q
period 2023-01-31
Coda Octopus Group, Inc.
filed 2023-03-16
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of March 15, 2023 is 11,020,167.

PART I. FINANCIAL INFORMATION

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

January 31, 2023 and October 31, 2022

	2023	2022
	Unaudited
ASSETS
CURRENT ASSETS

Cash	$24,522,383	$22,927,371
Accounts Receivable, net	3,142,879	2,870,600
Inventory	11,177,386	10,027,111
Unbilled Receivables	650,774	602,115
Prepaid Expenses	381,011	240,464
Other Current Assets	431,807	343,061

Total Current Assets	40,306,240	37,010,722

FIXED ASSETS
Property and Equipment, net	6,071,611	5,832,532

OTHER ASSETS
Goodwill and Other Intangibles, net	3,830,437	3,824,394
Deferred Tax Asset	295,817	259,810

Total Other Assets	4,126,254	4,084,204

Total Assets	$50,504,105	$46,927,458

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

January 31, 2023 and October 31, 2022

	2023	2022
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable	$1,414,610	$793,247
Accrued Expenses and Other Current Liabilities	1,612,168	1,731,706
Deferred Revenue	805,045	943,569

Total Current Liabilities	3,831,823	3,468,522

LONG TERM LIABILITIES

Deferred Revenue, less current portion	101,813	76,127

Total Liabilities	3,933,636	3,544,649

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 10,942,353 issued and outstanding as of January 31, 2023 and 10,916,853 shares issued and outstanding as of October 31, 2022	10,943	10,918
Treasury Stock	(28,337)	(28,337)
Additional Paid-in Capital	62,496,116	62,313,988
Accumulated Other Comprehensive Loss	(3,129,474)	(4,737,124)
Accumulated Deficit	(12,778,779)	(14,176,636)

Total Stockholders’ Equity	46,570,469	43,382,809

Total Liabilities and Stockholders’ Equity	$50,504,105	$46,927,458

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended January 31,
	2023	2022

Net Revenues	$5,596,284	$5,838,208
Cost of Revenues	1,843,279	1,678,274

Gross Profit	3,753,005	4,159,934

OPERATING EXPENSES
Research & Development	444,458	672,890
Selling, General & Administrative	1,962,451	2,111,112

Total Operating Expenses	2,406,909	2,784,002

INCOME FROM OPERATIONS	1,346,096	1,375,932

OTHER INCOME (EXPENSE)
Other Income	15,765	79,994
Interest Expense	-	(11,278)

Total Other Income	15,765	68,716

INCOME BEFORE INCOME TAX EXPENSE	1,361,861	1,444,648

INCOME TAX (EXPENSE) BENEFIT
Current Tax Expense	(11)	(285,609)
Deferred Tax Benefit	36,007	58,209

Total Income Tax Expense	35,996	(227,400)

NET INCOME	$1,397,857	$1,217,248

NET INCOME PER SHARE:
Basic	$0.13	$0.11
Diluted	$0.12	$0.11

WEIGHTED AVERAGE SHARES:
Basic	10,946,683	10,857,195
Diluted	11,379,356	11,396,861

NET INCOME	$1,397,857	$1,217,248

Foreign Currency Translation Adjustment	1,607,650	241,150

Total Other Comprehensive Income	$1,607,650	$241,150

COMPREHENSIVE INCOME	$3,005,507	$1,458,398

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended January 31, 2023 and 2022

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total

Balance, October 31, 2021	10,857,195	$10,858	$61,183,131	$(1,667,059)	$(18,477,857)	$-	$41,049,073

Employee stock-based compensation	-	-	325,175	-	-	-	325,175
Foreign currency translation adjustment	-	-	-	241,150	-	-	241,150
Net Income					1,217,248		1,217,248
Balance, January 31, 2022	10,857,195	$10,858	$61,508,306	$(1,425,909)	$(17,260,609)	$-	$42,832,646

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total

Balance, October 31, 2022	10,916,853	$10,918	$62,313,988	$(4,737,124)	$(14,176,636)	$(28,337)	$43,382,809

Employee stock-based compensation	-	-	182,153	-	-	-	182,153
Stock issued from options exercised	25,500	25	(25)	-	-	-	-
Foreign currency translation adjustment	-	-	-	1,607,650	-	-	1,607,650
Net Income					1,397,857		1,397,857
Balance, January 31, 2023	10,942,353	$10,943	$62,496,116	$(3,129,474)	$(12,778,779)	$(28,337)	$46,570,469

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,397,857	$1,217,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,007	161,466
Stock-based compensation	182,153	325,175
Deferred income taxes	(36,007)	(9,750)
(Increase) decrease in operating assets:
Accounts receivable	(161,980)	2,608,920
Inventory	(602,467)	(613,670)
Unbilled receivables	(37,958)	675,179
Prepaid expenses	(128,140)	863,618
Other current assets	(84,586)	(26,093)
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	446,526	(1,047,139)
Deferred revenue	(154,519)	(693,455)
Net Cash Provided by Operating Activities	984,886	3,461,499
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(84,422)	(987,093)
Purchases of other intangible assets	(21,485)	(14,871)
Net Cash Used in Investing Activities	(105,907)	(1,001,964)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes	-	(63,559)
Net Cash Used in Financing Activities	-	(63,559)
EFFECT OF CURRENCY TRANSLATION ON CHANGES IN CASH	716,033	567,596

NET INCREASE IN CASH	1,595,012	2,963,572

CASH AT THE BEGINNING OF THE PERIOD	22,927,371	17,747,656

CASH AT THE END OF THE PERIOD	$24,522,383	$20,711,228
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$11,278
Cash paid for taxes	$-	$51,264

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2023 and October 31, 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Coda Octopus Group, Inc. (“Coda,” “the Company,” or “we”) operates two distinct operating business units. These are the Marine Technology Business (also referred to in this Form 10-Q as “Products Business,” or “Products Segment”) and the Marine Engineering Business (also referred to in this Form 10-Q as “Services Business”, “Engineering Business” or “Services Segment”). The Marine Technology Business sells technology solutions to the subsea and underwater markets. These solutions are designed, developed, manufactured and supported by the Company. Its main revenue generating product is the Echoscope® and Echoscope PIPE® (Parallel Intelligent Processing Engine). In 2021, the Products Business launched a new diver management system (Diver Augmented Vision Display (“DAVD”)) for use in the global defense and commercial diving markets and which is a significant part of our growth plans for the Company. The requirements for the DAVD system emanated from the Office of Naval Research as part of its Future Naval Requirements Program. The DAVD embeds inside of the diver Head up Display (HUD) a pair of transparent glasses which is used as the data hub for displaying real time data to the diver. The concept of using a pair of transparent glasses in the Head up Display (HUD) underwater for this purpose is protected by patent and licensed to the Company by the United States Department of the Navy at Naval Surface Warfare Center Panama City Division. The Marine Engineering Business is an established sub-contractor to prime defense contractors and generally supplies proprietary sub-assemblies for incorporation into broader mission critical defense systems. These sub-assemblies typically are supplied for the life of the program. The Marine Engineering Business scope typically includes concept, design, prototype and manufacture. The manufacturing contracts for these sub-assemblies can run over many years.

The consolidated financial statements include the accounts of Coda Octopus Group, Inc. and its wholly-owned domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

Topic 606 has established a five-step process to determine the amount of revenue to record from contracts with customers. The five steps are:

●	Identify the contract with the customer;

●	Identify the performance obligations in the contract with customer;

●	Determine the transaction price;

●	Allocate the transaction price to performance obligations; and

●	Recognize revenue when (or as) a performance obligation is satisfied.

Our revenues are earned under formal contracts with our customers. These are derived from both sales and rental of underwater technologies and equipment for real time 3D imaging, mapping, defense and survey applications by the Marine Technology Business and from engineering services which the Company’s Services Business provide via sub-contracts primarily with prime defense contractors. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential additional variable consideration. Our sales do not include a right of return by the customer.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2023 and October 31, 2022

NOTE 2 – REVENUE RECOGNITION (Continued)

Regarding our Marine Technology Business (“Products Business”), all our products are sold on a stand-alone basis and those market prices are evidence of the value of the products. To the extent that we also provide services (e.g., installation, training, post-sales technical support, customization of our technology for bespoke application, etc.), those services are either included as part of the product or are subject to written contracts based on the stand-alone value of those services. Revenue from the sale of services is recognized when those services have been performed and evidence of the provision of those services exist.

Revenue derived from either our subscription package offerings or rental of our equipment is recognized when performance obligations are met, in particular, on a daily basis during the subscription or rental period.

For arrangements with multiple performance obligations, we recognize product revenue by allocating the transaction revenue to each performance obligation based on a relative standalone selling price basis and recognize revenue when performance obligations are met including when equipment is delivered, and for rental of equipment, when installation, training and other services prescribed by the contract are performed.

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

January 31, 2023 and October 31, 2022

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

Other Revenue Disclosures

See Notes 14 and 15 – Segment Analysis and Disaggregation of Revenue. These Notes provide disclosure of our revenue by segment (Products Business versus Services Business); revenues from external customers and cost of those revenues; and split of revenue by geography including within and outside the USA.

NOTE 3 – COST OF GOODS SOLD

Our Cost of goods sold includes the cost of materials and related direct costs. With respect to sales made through the Company’s sales agents distribution network, we include in our costs of goods sold commissions paid to agents for the specific sales they make. Without using agents, we would not be eligible to participate in the Request for Proposals (“RFP”) for these sales on which we incur commission costs. All other sales-related expenses, including those related to unsuccessful bids, are included in selling, general and administrative costs. As a component of Cost of Goods Sold, commission in the 3 months period ended January 31, 2023 was $505,376 compared to $138,372 for the 3 months period ended January 31, 2022.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair values because of the short-term nature of these instruments.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2023 and October 31, 2022

NOTE 5 – FOREIGN CURRENCY TRANSLATION

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

NOTE 6 – INVENTORY

Inventory is stated at the lower of cost (First in, First Out method) or net realizable value. Inventory consisted of the following components as of:

	January 31,	October 31,
	2023	2022

Raw materials and parts	$8,072,400	$7,219,344
Work in progress	527,401	383,427
Finished goods	2,577,585	2,424,340
Total Inventory	$11,177,386	$10,027,111

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	January 31,	October 31,
	2023	2022

Buildings	$5,701,653	$5,419,946
Land	200,000	200,000
Office machinery and equipment	1,676,401	1,556,030
Rental assets	2,396,579	2,252,292
Furniture, fixtures and improvements	1,164,560	1,108,787
Total	11,139,193	10,537,055
Less: accumulated depreciation	(5,067,582)	(4,704,523)

Total Property and Equipment, net	$6,071,611	$5,832,532

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2023 and October 31, 2022

NOTE 8 – OTHER CURRENT ASSETS

Other current assets consisted of the following as of:

	January 31,	October 31,
	2023	2022

Deposits	$11,015	$18,631
Other Tax Receivables	267,579	151,217
Employee Retention Credit Receivables	153,213	173,213
Total Other Current Assets	$431,807	$343,061

NOTE 9 – CONTRACTS IN PROGESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the balance sheet date. These amounts are stated on the consolidated balance sheets as Unbilled Receivables of $650,774 and $602,115 as of January 31, 2023, and October 31, 2022, respectively.

Our Deferred Revenue of $673,158 and $790,458 as of January 31, 2023, and October 31, 2022, respectively, consists of billings in excess of costs and revenues received as part of our warranty obligations upon completing a sale, as elaborated further in the last paragraph of this Note.

Sales of equipment include a separate performance obligation for warranty, which is treated as deferred revenue, along with extended warranty options which may be optionally purchased by the customer. These amounts are amortized over the relevant obligation period (12 months is our standard warranty or 24, 36 or 60 months for our extended warranty, sold as our Through Life Support (TLS) Package) from the date of delivery. These amounts are stated on the consolidated balance sheets as a component of Deferred Revenue and were $233,700 and $229,238 as of January 31, 2023, and October 31, 2022, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2023 and October 31, 2022

NOTE 10 – CONCENTRATIONS

Significant Customers

During the three months ended January 31, 2023, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenue from these customers was $1,575,724, or 28% of net revenues during the three months ended January 31, 2023. Receivables from these customers were $836,315, or 27% of net receivables as of January 31, 2023.

During the three months ended January 31, 2022, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $1,855,731, or 32% of net revenues during the three months ended January 31, 2022. Receivables from these customers were less than 10% of net receivables as of January 31, 2022.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements not yet effective that have significant or potential significance, to our Consolidated Financial Statements.

NOTE 12 – EARNINGS PER SHARE

	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
Fiscal Period	2023	2022
Numerator:
Net Income	$1,397,857	$1,217,248

Denominator:
Basic weighted average common shares outstanding	10,946,683	10,857,195
Unused portion of options and restricted stock awards	432,673	539,666
Diluted outstanding shares	11,379,356	11,396,861

Net income per share

Basic	$0.13	$0.11
Diluted	$0.12	$0.11

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2023 and October 31, 2022

NOTE 13 – 2017 STOCK INCENTIVE PLAN

2017 Stock Incentive Plan

On December 6, 2017, the Board of Directors adopted the 2017 Stock Incentive Plan (the “2017 Plan”). The purpose of the Plan is to advance the interests of the Company and its stockholders by enabling the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the Company’s achievement of its economic objectives. The Plan was adopted subject to stockholders’ approval and was approved by Stockholders at the Company’s Annual General Meeting held on July 24, 2018.

The maximum number of shares of Common Stock available for issuance under the 2017 Plan is 913,612. The shares available for issuance under the 2017 Plan may, at the election of the Compensation Committee, be either treasury shares or shares authorized but unissued, and, if treasury shares are used, all references in the 2017 Plan to the issuance of shares will, for corporate law purposes, be deemed to mean the transfer of shares from treasury.

During the three months ended January 31, 2023, the Company granted to various eligible individuals restricted stock awards of 44,500 shares of common stock pursuant to the terms of the 2017 Plan. During the said period, 29,500 restricted stock awards vested, and no options or restricted stock awards were forfeited. As of January 31, 2023, there were 306,001 shares available for future issuance under the 2017 Plan. The total stock compensation expense during the three months ended January 31, 2023 was $182,153.

2021 Stock Incentive Plan

On July 12, 2021, the Board of Directors adopted the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan was approved by the Company’s stockholders at its Annual General Meeting held on September 14, 2021. The 2021 Plan is identical to the 2017 Plan in all material respects, except that the number of shares available for issuance thereunder is 1,000,000.

The total number of shares available for issuance under the 2017 Plan and 2021 Plan is 1,306,001.

NOTE 14 – SEGMENT ANALYSIS

Based on the fundamental difference in the types of offering, products and solutions versus services, we operate two distinct reportable segments which are managed separately. Coda Octopus Products (“Marine Technology Business” or “Products Business” or “Products Segment”) operations are comprised primarily of sale and/or rental of underwater technology sonar solutions, products for underwater operations including hardware and software and support services and our diver management system. Coda Octopus Martech and Coda Octopus Colmek (“Marine Engineering Business” or “Services Segment”) provide engineering services primarily as sub-contractors to prime defense contractors.

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

The following tables summarize segment asset and operating balances by reportable segment for the three months ended January 31, 2023 and 2022, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2023 and October 31, 2022

NOTE 14 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended January 31, 2023

Net Revenues	$3,824,159	$1,772,125	$-	$5,596,284

Cost of Revenues	1,064,244	779,035	-	1,843,279

Gross Profit	2,759,915	993,090	-	3,753,005

Research & Development	438,308	6,150	-	444,458
Selling, General & Administrative	661,759	646,310	654,382	1,962,451

Total Operating Expenses	1,100,067	652,460	654,382	2,406,909

Income (Loss) from Operations	1,659,848	340,630	(654,382)	1,346,096

Other Income
Other Income	15,020	745	-	15,765

Total Other Income	15,020	745	-	15,765

Income (Loss) before Income Taxes	1,674,868	341,375	(654,382)	1,361,861

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	(18,873)	(19,856)	38,718	(11)
Deferred Tax (Expense) Benefit	-	-	36,007	36,007

Total Income Tax (Expense) Benefit	(18,873)	(19,856)	74,725	35,996

Net Income (Loss)	$1,655,995	$321,519	$(579,657)	$1,397,857

Supplemental Disclosures

Total Assets	$36,176,835	$13,377,560	$949,710	$50,504,105

Total Liabilities	$2,694,766	$758,160	$480,710	$3,933,636

Revenues from Intercompany Sales - eliminated from sales above	$829,674	$45,707	$680,000	$1,555,381

Depreciation and Amortization	$128,838	$24,910	$10,259	$164,007

Purchases of Long-lived Assets	$79,642	$4,780	$21,485	$105,907

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2023 and October 31, 2022

NOTE 14 - SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended January 31, 2022

Net Revenues	$3,823,748	$2,014,460	$-	$5,838,208

Cost of Revenues	572,292	1,105,982	-	1,678,274

Gross Profit	3,251,456	908,478	-	4,159,934

Research & Development	529,375	143,515	-	672,890
Selling, General & Administrative	753,614	651,149	706,349	2,111,112

Total Operating Expenses	1,282,989	794,664	706,349	2,784,002

Income (Loss) from Operations	1,968,467	113,814	(706,349)	1,375,932

Other Income (Expense)
Other Income	9,049	70,945	-	79,994
Interest Expense	(4,882)	(5,026)	(1,370)	(11,278)

Total Other Income (Expense)	4,167	65,919	(1,370)	68,716

Income (Loss) before Income Taxes	1,972,634	179,733	(707,719)	1,444,648

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	(266,520)	24,036	(43,125)	(285,609)
Deferred Tax (Expense) Benefit	6,708	204	51,297	58,209

Total Income Tax (Expense) Benefit	(259,812)	24,240	8,172	(227,400)

Net Income (Loss)	$1,712,822	$203,973	$(699,547)	$1,217,248

Supplemental Disclosures

Total Assets	$30,847,114	$13,893,382	$658,735	$45,399,231

Total Liabilities	$1,635,666	$501,339	$429,580	$2,566,585

Revenues from Intercompany Sales - eliminated from sales above	$389,395	$115,823	$600,000	$1,105,218

Depreciation and Amortization	$135,658	$16,657	$9,151	$161,466

Purchases of Long-lived Assets	$986,093	$1,000	$14,871	$1,001,964

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2023 and October 31, 2022

NOTE 15 – DISAGGREGATION OF REVENUE

	For the Three Months Ended January 31, 2023
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales
Revenues
Primary Geographical Markets
Americas	$486,293	$1,322,977	$1,809,270
Europe	696,410	449,148	1,145,558
Australia/Asia	2,432,428	-	2,432,428
Middle East/Africa	209,028	-	209,028

Total Revenues	$3,824,159	$1,772,125	$5,596,284

Major Goods/Service Lines
Equipment Sales	$2,572,560	$-	$2,572,560
Equipment Rentals	265,903	-	265,903
Software Sales	417,170	-	417,170
Engineering Parts	-	1,149,079	1,149,079
Services	568,526	623,046	1,191,572

Total Revenues	$3,824,159	$1,772,125	$5,596,284

Goods transferred at a point in time	$2,989,730	$-	$2,989,730
Services transferred over time	834,429	1,772,125	2,606,554

Total Revenues	$3,824,159	$1,772,125	$5,596,284

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2023 and October 31, 2022

NOTE 15 –DISAGGREGATION OF REVENUE (Continued)

	For the Three Months Ended January 31, 2022
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales
Revenues
Primary Geographical Markets
Americas	$1,709,901	$1,204,282	$2,914,183
Europe	838,783	810,178	1,648,961
Australia/Asia	815,084	-	815,084
Middle East/Africa	459,980	-	459,980

Total Revenues	$3,823,748	$2,014,460	$5,838,208

Major Goods/Service Lines
Equipment Sales	$1,958,845	$436,864	$2,395,709
Equipment Rentals	630,468	-	630,468
Software Sales	304,796	-	304,796
Engineering Parts	-	1,300,618	1,300,618
Services	929,639	276,978	1,206,617

Total Revenues	$3,823,748	$2,014,460	$5,838,208

Goods transferred at a point in time	$2,263,641	$436,866	$2,700,507
Services transferred over time	1,560,107	1,577,594	3,137,701

Total Revenues	$3,823,748	$2,014,460	$5,838,208

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2023 and October 31, 2022

NOTE 16 – INCOME TAXES

The Company’s effective tax rate for the three months ended January 31, 2023, and 2022, was (2.6) % and 15.7 % respectively. We have been recording the US tax rate of 25% for the US companies. We have been recording the UK tax rate at 0.0% as we believe our R&D tax credits will offset any tax liability incurred.

NOTE 17 – SUBSEQUENT EVENTS

On February 1, 2023 (with HSBC NA) and February 15, 2023 (with Jyske Bank), respectively, the Company established certified deposit interest-bearing accounts with its current bankers. These interest-bearing accounts are for rolling fixed short-term periods not exceeding 3 months. The table below indicates the applicable interest rates and amounts which are held in certified deposit interest bearing accounts at the date hereof:

Currency Denomination	Amount		HSBC NA	Jyske Bank (Denmark)
USD		$12,441,445.25	4.5%
Euro		€665,000		1.3%
British Pound		£414,000		2.65%
Danish Kroner	DKK	2,850,000		0.91%
USD		$819,000		3.41%

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

The following discussion and analysis should be read in conjunction with our financial statements, included herewith and the audited financial statements included in our annual report on Form 10-K filed with the Securities and Exchange Commission on January 30, 2023. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

General Overview

Throughout these discussions “Current Quarter” means the Three-month period ended January 31, 2023 and “Previous Quarter” means the Three-month period ended January 31, 2022.

The Company operates two distinct businesses. These are:

●	the Marine Technology Business (also referred to in this Form 10-Q as “Products Business”, or “Products Segment”); and

●	the Marine Engineering Business (also referred to in this Form 10-Q as “Engineering Business”, or “Services Business” or “Services Segment”).

Our Marine Technology Business is an established technology solution provider to the subsea and underwater imaging, surveying and diving market. It has been operating as a supplier of solutions comprising both hardware and software products for over 25 years to this market and it owns key proprietary technology including real time volumetric 3D imaging sonar technology and cutting-edge diving technology, that are used in both the underwater defense and commercial markets. All design, development and manufacturing of our technology and solutions are performed within the Company.

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

Our novel diving technology is distributed under the name “CodaOctopus® DAVD” (Diver Augmented Vision Display) to the global defense and commercial diving markets and is new to the market. The DAVD embeds inside of the diver Head up Display (HUD) a pair of transparent glasses which is used as the data hub for displaying real time data to the diver. We believe that the DAVD system has the potential to radically transform how diving operations are performed globally because it provides a fully integrated singular system for topside control and a fully connected HUD system for the diver allowing both the topside and diver to share a range of critical information including depth (pressure and temperature), compass and head tracking, real time dive timers and alerts, diver position and navigation, ultra-low light enhanced video system and enhanced digital voice communications. Limitations of current diving operations are that the diver only shares analog voice communications with the topside and there is no real time information including real time navigation, tracking and mapping of the dive area. The topside must also manage several independent systems for video, communications, and positioning. The Company’s solution addresses these deficiencies. Importantly also, using our sonar technology, diving can be performed in zero visibility conditions, a common problem which besets these operations.

Although we generate most of our revenues from our real time 3D sonar which includes both proprietary hardware and software, we have a number of other products which we supply to the marine offshore market such as our inertial navigation systems (F280 Series®) and our geophysical hardware (DA4G) and software solutions (GeoSurvey and Survey Engine®, which include artificial intelligence based automatic detection systems). Our customers include offshore service providers to major oil and gas companies, renewable energy companies, underwater construction companies, law enforcement agencies, ports, mining companies, defense bodies, prime defense contractors, navies, research institutes and universities and diving companies.

The Services Business has operations in the USA and UK. Its central business model is working with Prime Defense Contractors to design and manufacture sub-assemblies for utilization into larger defense mission critical integrated systems (“MCIS”). An example of such MCIS is the US Close-In-Weapons Support (CIWS) Program for the Phalanx radar-guided cannon used on combat ships. These proprietary sub-assemblies, once approved within the MCIS program, afford the Services Business the status of preferred supplier. Such status permits it to supply these sub-assemblies and upgrades in the event of obsolescence or advancement of technology for the life of the MCIS program. Clients include prime defense contractors such as Raytheon, Northrop Grumman, Thales Underwater and BAE Systems. The scope of services provided by the Services Business encompasses concept, design, prototype and manufacturing.

Key Pillars for our Growth Plans

Our volumetric real time imaging sonar technology and our DAVD are our most promising products for the Company’s near-term growth.

Our real time 3D/4D/5D/6D Imaging sonars are the only underwater imaging sonars which are capable of providing complex seabed mapping, real time inspection and monitoring and providing 3D/4D/5D/6D data of moving underwater objects irrespective of water conditions including in zero visibility (which is a common and costly problem in underwater operations). Competing products such as the multibeam sonar can perform mapping (but not complex mapping) without the ability to perform real time inspection and monitoring of moving objects underwater. We also believe our Echoscope PIPE® is the only technology that can generate multiple real time 3D/4D/5D/6D acoustic images using different acoustic parameters such as frequency, field of view, pulse length, and filters.

In the industry in which we operate, we are widely considered the leading solution providers for underwater real time 3D visualization.

We also believe that the DAVD system is poised to radically change the way diving operations are performed globally by providing a fully integrated suite of sensor data shared in real time by the dive supervisor on the surface and the diver. Current diving is done largely by voice command missions from the topside using disparate suite of systems for video data, communications and positioning.

The DAVD is now in early-stage adoption by different teams within the US Navy such as the underwater construction and salvage teams and has been moved from R&D phase to operational phase. Operational phase means that this is now a standard item available for purchase and for which budget lines are established within the various user commands within the Navy.

The concept of utilizing a pair of transparent glasses in the Head Up Display (HUD) underwater, is protected by patent. All component parts of the DAVD system are proprietary to the Company and include software (4G USE®), Diver Processing Pack – telemetry system (DPP), Top Side Controller and real time 3D Sonar. The Company benefits from the exclusive license from the United States Department of the Navy at Naval Surface Warfare Center Panama City Division to exploit the utility patent covering the concept of using the pair of transparent glasses as a data hub underwater. The DAVD is an “Approved Navy Use” item.

Both the Marine Technology Business and Engineering Business have established synergies in terms of customers and specialized engineering skill sets (hardware, firmware and software) encompassing capturing, computing, processing and displaying data in harsh environments. Both businesses jointly bid for projects for which their common joint skills provide competitive advantage and make them eligible for such projects.

Factors Affecting our Business in the Current Quarter

Following is a short description of some of the most critical and pressing factors that affect our business. For a more detailed discussion of these and additional factors, refer to our Form 10-K for the fiscal year ended October 31, 2022.

Cumulative Supply Chain Issues

We continue to experience shortage of key electronic components in the market and suppliers are still quoting lead times as long as 12 months out for routine components, including FPGAs (Field Programmable Gate Arrays). The unavailability of components affects our business in a number of ways, including:

➢	Our ability to progress ongoing projects including customer projects, particularly on the Engineering Segment.
➢	Significant increase in prices because demand exceeds supply for these components.
➢	Our ability to manufacture systems in our Products Business.
➢	Our ability to fully utilize our Production staff, as critical parts are unavailable.
➢	Our ability to perform outstanding contractual obligations in the Engineering Business.

Inflation

Inflation measured as the Consumer Price Index is significant in the countries in which we operate. For the 12-month period preceding January 2023, this was:

➢	Denmark 7.7% - source: Statistics Denmark,
➢	UK 10.1% - source: Office of National Statistics; and
➢	USA 6.4% - source: U.S. Bureau of Labor Statistics.

Inflation affects our business in a number of areas including increasing our cost of operations and our bill of material costs for the products we sell and therefore our overall financial results. See the MD&A section which concerns “Inflation and Foreign Currency”.

Currency Fluctuations

The Company has operations in the UK, USA, Denmark, Australia and India. Our consolidated results include the Company’s foreign subsidiaries results which are translated into USD, our reporting currency. Revenue and expenses are translated using the weighted average exchange rates in effect during the reporting period. In the Current Quarter the USD has strengthened against major currencies including the British Pound, Euro, Danish Kroner and Indian Rupees (the functional currencies of the Company’s foreign subsidiaries). A significant part of our consolidated results is transacted in British Pounds and Danish Kroner and translated into USD for reporting purposes. In the Current Quarter, for the purposes of reporting revenues and expenses, the value of the Pound and Euro (the Danish Kroner is pegged to the Euro) respectively fell 9.5% and 5.8%, against the USD, when compared to the Previous Quarter. For the reporting of assets and liabilities, the Pound fell 8.3% when compared to the Previous Quarter and the Danish Kroner fell 3.1% over the same period. The impact of currency fluctuations is discussed more fully below under “Inflation and Foreign Currency”. See also Note 5 (Foreign Currency Translation) to the Unaudited Consolidated Financial Statements and the section of this report which concerns “Inflation and Foreign Currency”.

Skills/Resource Shortages and Pressure on Salaries and Wages

We are experiencing skill shortages in areas that are critical to our growth strategy including experienced sales and marketing personnel, software developers and skilled electronic technicians. The inflationary conditions in the countries in which we operate (US, the UK, Denmark and India) make it difficult for us to compete for these skills as there is extreme pressure on wages.

Concentration of Business Opportunities Where the Sales Cycle is Long and Unpredictable

The Services Business revenues are highly concentrated and are generated from sub-contracts with Prime Defense Contractors. The sales cycle is generally protracted and this may affect quarterly revenues. It is also dependent on the federal government appropriating budget for defense projects and where the federal government is unable to find consensus in the US Congress, this affects the timely award of sub-contract from Prime Defense Contractors to our Services Business, which is reliant on these awards. Furthermore, the Products Business key opportunities which are critical to its growth strategy are in the Defense Market for both its imaging sonars and the DAVD both of which are key pillars of the Company’s growth strategy. Due to the protracted nature of the government procurement process and cycle for defense spending under federal and/or state budgets, the sales cycle can be long and unpredictable, thus affecting timing of orders and thus quarterly revenues.

Impact on Revenues and Earnings

We are uncertain as to the extent of the impact the factors disclosed above and in our Form 10-K covering fiscal year ended October 31, 2022 will have on our future financial results.

Impact on Liquidity, Balance Sheet and Assets

These factors may adversely impact on our availability of free cash flow, working capital and business prospects. As of January 31, 2023, we had cash and cash equivalents of $24,522,383 and in the Current Quarter we generated $984,886 of cash from operations. Based on our outstanding obligations and our cash balances, we believe we have sufficient working capital to effectively continue our business operations for the foreseeable future.

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

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, “Summary of Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

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

Regarding our Products Business, all of our products are sold on a stand-alone basis and those market prices are evidence of the value of the products. To the extent that we also provide services (e.g., installation, training, etc.), those services are either included as part of the product or are subject to written contracts based on the stand-alone value of those services. Revenue from the sale of services is recognized when those services have been provided to the customer and evidence of the provision of those services exist.

For further discussion of our revenue recognition accounting policies, refer to Note 2 – “Revenue Recognition” in these unaudited consolidated financial statements and Note 2 “Summary of Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.

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

For income tax purposes, the Company uses the percentage of completion method of recognizing revenues on long-term contracts which is consistent with the Company’s financial reporting under GAAP.

Intangible Assets

Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (or goodwill), customer relationships, non-compete agreements and licenses. Goodwill was allocated to our reporting units based on the original purchase price allocation. Goodwill is not amortized and is evaluated for impairment annually or more often if circumstances indicate impairment may exist. Customer relationships, non-compete agreements, patents and licenses are being amortized on a straight-line basis over periods of 2 to 15 years. The Company amortizes its limited lived intangible assets using the straight-line method over their estimated period of benefit. Annually, or sooner if there is indication of a loss in value, we evaluate the recoverability of intangible assets and consider events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. There were no impairment charges during the periods presented.

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

Consolidated Results of Operations

Our consolidated financial results include the results of the Company’s foreign subsidiaries. Foreign subsidiaries results are translated from their functional currencies to USD for reporting purposes. Fluctuations in currency can therefore impact our translated revenue. One factor in the Current Quarter is that the translated revenue of the Company’s foreign subsidiaries was impacted by currency fluctuations as a result of the strengthening of the USD against the Pound and the Danish Kroner. During the Current Quarter our consolidated revenue was $5,596,284 compared to $5,838,208 in the Previous Quarter, representing a decrease of 4.1%. However, applying the same exchange rate as the Previous Quarter, revenue of our foreign subsidiaries would have increased by $342,146 resulting in an increase in consolidated revenue in the Current Quarter by 1.7% over the Previous Quarter. During the Current Quarter total operating expenses fell by 13.5% and Income from operations fell by 2.2%. This was affected by the high percentage of agents’ commissions incurred on sales of our technology in Asia in the Current Quarter – which were $486,341 compared to $138,372 in the Previous Quarter, representing an increase on commission recorded of 251% over the Previous Quarter (see Notes 14 and 15 to the Unaudited Consolidated Financial Statements for more information on Segment reporting and Disaggregation of Revenue by Segment and geography). Net income before taxes fell by 5.7% and was $1,361,861 compared to $1,444,648 and net income after taxes was $1,397,857 compared to $1,217,248, representing an increase of 14.8%.

Segment Summary

Products Business

In the Current Quarter, the Products Business generated $3,824,159 or 68.3% of our consolidated revenues compared to $3,823,748 or 65.5% in the Previous Quarter and was broadly in line with the Previous Quarter. Although in its native currency the foreign subsidiaries revenue increased over the Previous Quarter, the USD equivalent was reduced due to the sharp depreciation of the British Pound and Danish Kroner against the USD. Gross Profit Margin fell by 15% and was 72% in the Current Quarter compared to 85% in Previous Quarter due to the significant agents’ commissions we incurred on sales. A significant proportion of the Products Business’ sales in the Current Quarter was conducted through sales agents due to geographic location of sales (Asia) and we recorded commission of $486,341 in the Current Quarter compared to $138,372 in the Previous Quarter, representing a 251% increase in this area. In the Current Quarter Total Operating Expenses fell in the Products Business by 14.3% and was $1,100,067 compared to $1,282,989 in the Previous Quarter.

Services Business

In the Current Quarter, the Services Business generated $1,772,125 or 31.7% of our consolidated revenues compared to $2,014,460 or 34.5% in the Previous Quarter, representing a fall in sales of 12%. The main factor in the fall in sales in the Services Business is that it is experiencing delays in both closing contracts and progressing existing contracts with its prime defense contractor customers due to supply chain issues. A number of projects have stalled due to component shortage and also several of its key opportunities have stalled in the Current Quarter due to ongoing supply chain issues. This has resulted in a fall in the revenues of this segment in the Current Quarter. Gross Profit Margin was 56% compared to 45%, reflecting the types of engineering projects performed during the reporting period. Total Operating Expenses fell by 17.9% and was $652,460 compared to $794,664.

Results of Operations for the Current Quarter compared to the Previous Quarter

Revenue: Total consolidated revenues for the Current Quarter and the Previous Quarter were $5,596,284 and $5,838,208 respectively, representing a decrease of 4.1%. This is caused by the Services Business revenue decreasing by 12.0% due to order take slowing because of supply chain issues on broader defense programs. This has resulted in delays in our customers placing orders. Additionally, the Company’s foreign subsidiaries revenues were impacted by currency fluctuations caused by the sharp depreciation of the Pound, Euro and Danish Kroner against the USD. A significant part of our revenues is derived from our foreign subsidiaries in the UK and Denmark and therefore for the purpose of our financial reporting, the functional currencies of these subsidiaries are translated into USD. Applying the same exchange rate as the Previous Quarter, revenue of our foreign subsidiaries would have increased by $342,146 and be largely in line with the Previous Quarter

Gross Profit Margins: Margin percentage was weaker in the Current Quarter at 67.1% (gross profit of $3,753,005) compared to 71.3% (gross profit of $4,159,934) in the Previous Quarter. The main factor which affected Gross Profit Margins in the Current Quarter was the level of sales commission incurred. A significant percentage of recorded sales generated by the Products Business emanated from Asia and these were conducted through sales agents, resulting in increased commission level. For the Products Business we recorded $486,341 in commission in the Current Quarter compared to $138,372 in the Previous Quarter, representing an increase of 251%.

Gross profit margins reported in our financial results may vary according to several factors. These include:

●	The percentage of consolidated sales attributed to the Marine Technology Business versus the Services Business. The gross profit margin yielded by the Marine Technology Business is generally higher than that of the Services Business.
●	The percentage of consolidated sales attributed to the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials for our Department of Defense contracts (DoD sub-contracts).
●	The mix of sales within the Marine Technology Business during the reporting period:

	●	Outright Sale versus Rentals.
	●	Hardware Sale versus Software, software is generally higher margin.
	●	Mix of Services rendered in the period – Offshore Engineering Services versus paid Customer Research and Development Projects.

●	Level of commissions on products which may vary according to volume. Both the Services and Marine Technology Businesses work with sales/distribution agents. Most of the Marine Technology Business sales in Asia is via agents or distributors. See Note 3 “Cost of Goods Sold” for more discussion on this.
●	Level of Rental Assets in the Marine Technology Business’ Rental Pool and therefore the depreciation expenses may vary accordingly.
●	The mix of engineering projects performed by our Services Business (Design prototyping versus manufacturing), may also affect Gross Profit Margins.

In the Current Quarter, gross profit margins for the Products Business were 72.2% compared to 85.0% in the Previous Quarter. For the Services Business these were 56.0% in the Current Quarter compared to 45.1% in the Previous Quarter.

Since there are more variable factors affecting gross profit margins in the Marine Technology Business (Products Business), a table showing a summary of break-out of sales generated by the this business in the Current Quarter compared to the Previous Quarter is set out below:

	Current Quarter Products	Previous Quarter Products	Percentage Change
Equipment Sales	$2,572,560	$1,958,845	31.3%
Equipment Rentals	265,903	630,468	(57.8)%
Software Sales	417,170	304,796	36.9%
Services	568,526	929,639	(38.8)%

Total Net Sales	$3,824,159	$3,823,748	0.0%

In the Current Quarter the Marine Technology Business incurred commission costs of $486,341 compared to $138,372 in the Previous Quarter, representing an increase of 251%, resulting in gross profit margins being lower. A significant percentage of our sales in foreign territories such as South Korea, Japan and China are conducted through our sales agents and distributors.

Further information on the performance in the Current Quarter compared to the Previous Quarter of each business segment including revenues by type and geography can be found in Notes 14 and Note 15 to the Unaudited Consolidated Financial Statements.

Research and Development (R&D): R&D expenditures in the Current Quarter were $444,458 compared to $672,890 in the Previous Quarter, representing a decrease of 33.9%.

Segment	January 31, 2023	January 31, 2022	Percentage Change
Services Segment R&D Expenditures	$6,150	$143,515	Decrease of 95.7%
Products Segment R&D Expenditures	$438,308	$529,375	Decrease of 17.2%

The decrease in R&D expenditures is a reflection that we had less R&D projects ongoing in the Current Quarter.

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter fell by 7.0% to $1,962,451 from $2,111,112 in the Previous Quarter.

The fall in SG&A in the Current Quarter is largely due recording of a significantly lower non-cash charge relating to stock compensation, which was $182,153 as compared to $325,175 in the Previous Quarter, representing a 44.0% reduction.

Within the category of SG&A we have transactions which are cash charges and non-cash charges. The non-cash charges comprise Depreciation, Amortization and Stock-based compensation charges. In the Current Quarter non-cash items as a percentage of SG&A expenses was 14.5% compared to 22.0% in the Previous Quarter.

Key Areas of SG&A Expenditure across the Company for the Current Quarter compared to the Previous Quarter are:

Expenditure	January 31, 2023	January 31, 2022	Percentage Change
Wages and Salaries	$847,514	$903,162	Decrease of 6.2%
Legal and Professional Fees (including accounting and audit)	$405,088	$359,018	Increase of 12.8%
Rent for our various locations	$12,712	$15,745	Decrease of 19.3%
Marketing	$20,442	$13,766	Increase of 48.5%

Although in the Current Quarter “Wages and Salaries” have fallen, we believe on the full year basis this category will increase due to inflation and potential new hires to fill open positions. Our revision of salaries for the Fiscal Year 2023 will start to be recorded in our second quarter, due to the date when these increases became effective.

The increase in “Legal and Professional” reflects an increase in audit fees.

The increase in marketing is anticipated within our plans. This is an area of expenditures which we anticipate will increase materially in this fiscal year and subsequent years. As we shift our focus from R&D to business development and marketing, including undertaking efforts to build our brands, we anticipate a significant increase in this area of expenditure.

Operating Income: In the Current Quarter Operating Income marginally fell by 2.2% and was $1,346,096 as compared to $1,375,932 in the Previous Quarter. The slight decrease in Operating Income is due to the fall in our consolidated revenues and gross profit margins realized in the Current Quarter.

Other Income: In the Current Quarter, we had Other Income of $15,765 compared to $68,716, representing a decrease of 77.1% from the Previous Quarter. In the Current Quarter $12,861 of this amount represents interest earned on our deposits. We have established certified deposit accounts with our bankers and would expect that interest earned will be material in the future. See Note 17 (“Subsequent Events”) where we discuss this further.

Net Income before income taxes: In the Current Quarter, we had income before income taxes of $1,361,861 as compared to $1,444,648 in the Previous Quarter, representing a decrease of 5.7%. Net income before income taxes fell due to the decrease in our consolidated revenues compounded by the decrease in Gross Profit Margins in the Current Quarter.

Net Income: In the Current Quarter we had Net Income of $1,397,857 compared to $1,217,248 in the Previous Quarter, representing an increase of 14.8%. In the Previous Quarter we recorded Current Tax Expense of $285,609 and in the Current Quarter we recorded Current Tax Benefit of $35,996. The Company has utilized all its net operating losses carryforwards. Our tax liability included in our consolidated financial results will depend on the composition of our consolidated income, whether they relate to the Company’s foreign subsidiaries or US subsidiaries and similarly the percentage of consolidated income from US and Foreign subsidiaries. In the Current Quarter, the Company and its US subsidiaries had no taxable income. The UK companies have carryforward losses which will be applied to defray income tax liability and therefore no provision has been made for tax liability for the foreign subsidiaries in our consolidated results for the Current Quarter.

Comprehensive Income. In the Current Quarter Comprehensive income was $3,005,507 compared to Comprehensive Income of $1,458,398 for the Previous Quarter reflecting adjustments resulting from foreign currency translations. This category is affected by fluctuations in foreign currency exchange transactions both relating to our profit and loss expenses and valuation of our assets and liabilities on our balance sheet. In the Previous Quarter we had a gain of $241,150 on foreign currency translation adjustment transactions compared to a gain of $1,607,650 in the Current Quarter. A significant part of the Company’s operations is based in the UK and Denmark, and therefore a major part of our assets and liabilities recorded in our consolidated balance sheet and financial transactions are translated from the functional currencies of these subsidiaries into USD for reporting purposes. See Table 2 under the section which concerns “Inflation & Foreign Currency” which shows the impact of the currency adjustments on our Income Statement and Balance Sheet in the Current Quarter compared to the Previous Quarter.

Liquidity and Capital Resources

As of January 31, 2023, the Company had an accumulated deficit of $12,778,779, working capital of $36,474,417, cash of $24,522,383 and stockholders’ equity of $46,570,469. For the Current Quarter, the Company’s operating activities provided cash of $984,866.

The Company entered into a $4,000,000 revolving line of credit with HSBC NA on November 27, 2019, at prime. The outstanding balance on the line of credit was $0 as of January 31, 2023. This revolving credit line will expire on November 26, 2023, unless renewed.

Inflation and Foreign Currency

The Company maintains its books in functional currency, as follows:

●	US Dollars for US Operations.
●	British Pound for United Kingdom Operations.
●	Danish Kroner for our Danish Operations.
●	Australian Dollars for our Australian Operations.
●	Indian Rupees for our Indian Operations.

See Note 5 (Foreign Currency Translation) of our Unaudited Consolidated Financial Statements for more information on the applicable rates used for our Balance Sheet transactions and Statement of Income and Comprehensive Income.

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

Applying the Constant Rate, the impact of currency fluctuations on the three months ended January 31, 2023, is shown below. In this context “Constant Rates” is defined as:

For Revenue and Expenses (Income Statement Transactions)	The Prevailing weighted average exchange rate in the Previous Quarter
For balance sheet transactions	The Prevailing exchange rate as of October 31, 2022 (the Balance Sheet Date”)

Information is not specified for INR and AUD as there is limited scope of operations in these jurisdictions and therefore contributions are immaterial. However, the information for INR and AUD is included in the totals.

	British Pounds based		Danish Kroner based		US Dollar
	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results $	Rates $	Results $	Rates $	Results $	Rates $	Effect $
Revenues	2,431,323	2,687,865	1,371,456	1,457,060	3,802,779	4,144,925	(342,146)
Costs	1,907,019	2,108,239	296,109	314,592	2,210,184	2,430,592	(220,408)
Net profit (losses)	524,304	579,626	1,075,347	1,142,468	1,592,595	1,714,333	(121,738)
Assets	22,847,165	21,350,036	4,146,903	3,771,741	27,025,529	25,150,688	1,875,056
Liabilities	(1,800,852)	(1,682,846)	(71,667)	(65,183)	(1,871,399)	(1,746,803)	(124,475)
Net assets	21,046,313	19,667,190	4,075,236	3,706,558	25,154,130	23,403,885	1,750,580

This table shows that the effect of constant exchange rates, versus the actual exchange rate fluctuations, decreased our net income on activities in the Current Quarter by $121,738 and increased net assets by $1,750,580. In addition, the Company recorded a transactional exchange rate loss of $72,649 during the Current Quarter.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 31, 2023. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the material weakness previously identified in our Annual Report on Form 10-K filed on with the SEC on January 30, 2023.

The material weakness concerned a lack of adequate processes and procedures regarding the review of the elimination entries pertaining to the consolidation process.

We have implemented new controls and procedures that we believe will address the material weakness described above and will carefully monitor the effectiveness of these controls and procedures over the next several quarterly consolidations to determine their effectiveness in addressing the material weakness.

We have implemented additional qualitative and quantitative controls over eliminations including implementing metrics that will be compared to each quarter’s results and deviations from those metrics will be investigated before the consolidation is considered complete. We have also expanded the review of the quarterly and annual consolidation process.

(b) Changes in Internal Controls.

During the period covered by this report, except as disclosed above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Coda Octopus Group, Inc. (Registrant)

Date: March 16, 2023	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: March 16, 2023	/s/ Nathan Parker
Nathan Parker
Chief Financial Officer

