Form 10-Q
period 2023-04-30
Coda Octopus Group, Inc.
filed 2023-06-14
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of June 6, 2023 is 11,089,098.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Financial Statements

For the Three Months Ended April 30, 2023 and 2022

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

April 30, 2023 and October 31, 2022

	2023	2022
	Unaudited
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$23,455,118	$22,927,371
Accounts Receivable, net	3,894,794	2,870,600
Inventory	11,233,685	10,027,111
Unbilled Receivables	1,099,066	602,115
Prepaid Expenses	738,167	240,464
Other Current Assets	422,371	343,061

Total Current Assets	40,843,201	37,010,722

FIXED ASSETS
Property and Equipment, net	6,070,666	5,832,532

OTHER ASSETS
Goodwill and Other Intangibles, net	3,851,229	3,824,394
Deferred Tax Asset	138,366	259,810

Total Other Assets	3,989,595	4,084,204

Total Assets	$50,903,462	$46,927,458

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

April 30, 2023 and October 31, 2022

	2023	2022
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable	$776,185	$793,247
Accrued Expenses and Other Current Liabilities	704,521	1,731,706
Deferred Revenue	1,023,757	943,569

Total Current Liabilities	2,504,463	3,468,522

LONG TERM LIABILITIES

Deferred Revenue, less current portion	88,258	76,127

Total Liabilities	2,592,721	3,544,649

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 11,042,897 issued and outstanding as of April 30, 2023 and 10,916,853 shares issued and outstanding as of October 31, 2022	11,043	10,918
Treasury Stock	(31,175)	(28,337)
Additional Paid-in Capital	62,692,276	62,313,988
Accumulated Other Comprehensive Loss	(2,591,101)	(4,737,124)
Accumulated Deficit	(11,770,302)	(14,176,636)

Total Stockholders’ Equity	48,310,741	43,382,809

Total Liabilities and Stockholders’ Equity	$50,903,462	$46,927,458

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022

Net Revenues	$5,301,509	$4,984,838	$10,897,793	$10,823,046
Cost of Revenues	1,678,268	1,953,132	3,521,547	3,631,406

Gross Profit	3,623,241	3,031,706	7,376,246	7,191,640

OPERATING EXPENSES
Research & Development	525,939	517,378	970,397	1,190,268
Selling, General & Administrative	2,242,194	2,033,116	4,204,645	4,155,106

Total Operating Expenses	2,768,133	2,550,494	5,175,042	5,345,374

INCOME FROM OPERATIONS	855,108	481,212	2,201,204	1,846,266

OTHER INCOME (EXPENSE)
Other Income	173,376	14,497	189,141	94,491
Interest Expense	-	(2,502)	-	(2,902)

Total Other Income	173,376	11,995	189,141	91,589

INCOME BEFORE INCOME TAX EXPENSE	1,028,484	493,207	2,390,345	1,937,855

INCOME TAX (EXPENSE) BENEFIT
Current Tax Expense	(68,773)	109,150	(68,784)	(176,459)
Deferred Tax Benefit	48,766	8,946	84,773	67,155

Total Income Tax (Expense) Benefit	(20,007)	118,096	15,989	(109,304)

NET INCOME	$1,008,477	$611,303	$2,406,334	$1,828,551

NET INCOME PER SHARE:
Basic	$0.09	$0.06	$0.22	$0.17
Diluted	$0.09	$0.05	$0.21	$0.16

WEIGHTED AVERAGE SHARES:
Basic	11,010,077	10,857,673	10,970,806	10,857,429
Diluted	11,330,754	11,405,507	11,291,483	11,405,263

NET INCOME	$1,008,477	$611,303	$2,406,334	$1,828,551

Foreign Currency Translation Adjustment	538,373	(2,266,751)	2,146,023	(2,025,601)

Total Other Comprehensive Income	$538,373	$(2,266,751)	$2,146,023	$(2,025,601)

COMPREHENSIVE INCOME	$1,546,850	$(1,655,448)	$4,552,357	$(197,050)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months and Six Months Ended April 30, 2023 and 2022

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total

Balance, October 31, 2021	10,857,195	$10,858	$61,183,131	$(1,667,059)	$(18,477,857)	$-	$41,049,073

Employee stock-based compensation	-	-	325,175	-	-	-	325,175
Foreign currency translation adjustment	-	-	-	241,150	-	-	241,150
Net Income	-	-	-	-	1,217,248	-	1,217,248
Balance, January 31, 2022	10,857,195	$10,858	$61,508,306	$(1,425,909)	$(17,260,609)	$-	$42,832,646

Employee stock-based compensation	-	-	365,568	-	-	-	365,568
Stock issued for options exercised	1,107	1	(1)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(2,266,751)	-	-	(2,266,751)
Net Income	-	-	-	-	611,303	-	611,303
Balance, April 30, 2022	10,858,302	$10,859	$61,873,873	$(3,692,660)	$(16,649,306)	$-	$41,542,766

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total

Balance, October 31, 2022	10,916,853	$10,918	$62,313,988	$(4,737,124)	$(14,176,636)	$(28,337)	$43,382,809

Employee stock-based compensation	-	-	182,153	-	-	-	182,153
Stock issued for options exercised	25,500	25	(25)	-	-	-	-
Foreign currency translation adjustment	-	-	-	1,607,650	-	-	1,607,650
Net Income	-	-	-	-	1,397,857	-	1,397,857
Balance, January 31, 2023	10,942,353	$10,943	$62,496,116	$(3,129,474)	$(12,778,779)	$(28,337)	$46,570,469

Employee stock-based compensation	-	-	196,261	-	-	-	196,261
Stock issued for options exercised	100,544	100	(101)	-	-	(2,838)	(2,839)
Foreign currency translation adjustment	-	-	-	538,373	-	-	538,373
Net Income	-	-	-	-	1,008,477	-	1,008,477
Balance, April 30, 2023	11,042,897	$11,043	$62,692,276	$(2,591,101)	$(11,770,302)	$(31,175)	$48,310,741

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,406,334	$1,828,551
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	342,770	443,941
Stock-based compensation	378,414	690,743
Deferred income taxes	120,868	(63,824)
(Increase) decrease in operating assets:
Accounts receivable	(905,242)	2,028,159
Inventory	(483,269)	(588,779)
Unbilled receivables	(484,570)	711,678
Prepaid expenses	(474,438)	801,354
Other current assets	(75,554)	28,144
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(1,127,450)	(278,061)
Deferred revenue	41,104	(894,245)
Net Cash (used in) provided by Operating Activities	(261,033)	4,707,661
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(166,623)	(1,083,111)
Purchases of other intangible assets	(57,731)	(58,365)
Net Cash Used in Investing Activities	(224,354)	(1,141,476)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes	-	(63,559)
Purchase of treasury stock	(2,838)	-
Net Cash Used in Financing Activities	(2,838)	(63,559)

EFFECT OF CURRENCY TRANSLATION ON CHANGES IN CASH	1,015,972	(592,163)

NET INCREASE IN CASH AND CASH EQUIVALENTS	527,747	2,910,463

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	22,927,371	17,747,656

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$23,455,118	$20,658,119
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$2,902
Cash paid for taxes	$1,270,100	$51,264

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2023, and October 31, 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Coda Octopus Group, Inc. (“Coda,” “the Company,” or “we”) operates two distinct operating business units. These are the Marine Technology Business (also referred to in this Form 10-Q as “Products Business,” or “Products Segment”) and the Marine Engineering Business (also referred to in this Form 10-Q as “Services Business,” “Engineering Business” or “Services Segment”). The Marine Technology Business sells technology solutions to the subsea and underwater markets. These solutions are designed, developed, manufactured, and supported by the Company. Its main revenue generating product is the Echoscope® and Echoscope PIPE® (Parallel Intelligent Processing Engine). In 2021, the Products Business launched a new diver management system (Diver Augmented Vision Display (“DAVD”)) for use in the global defense and commercial diving markets and which is a significant part of the Company’s growth plans. The requirements for the DAVD system emanated from the Office of Naval Research as part of its Future Naval Requirements Program. The DAVD embeds inside of the diver Head up Display (HUD) a pair of transparent glasses which is used as the data hub for displaying real time data to the diver. The concept of using a pair of transparent glasses in the Head up Display (HUD) underwater for this purpose is protected by patent and licensed to the Company by the United States Department of the Navy at Naval Surface Warfare Center Panama City Division. The Marine Engineering Business is an established sub-contractor to prime defense contractors and generally supplies proprietary sub-assemblies for incorporation into broader mission critical defense systems. These sub-assemblies are typically supplied for the life of the program. The Marine Engineering Business’ scope of services for these defense programs typically extends to concept, design, prototype and manufacture. The manufacturing contracts for these sub-assemblies can run over many years.

The consolidated financial statements include the accounts of Coda Octopus Group, Inc. and its wholly owned domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues including unbilled and deferred revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates related to the percentage of completion method used to account for contracts, including costs and earnings in excess of billings and billings in excess of costs, estimated earnings and the valuation of goodwill.

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2023 and October 31, 2022

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

Regarding our Marine Technology Business (“Products Business”), all our products are sold on a stand-alone basis and those market prices are evidence of the value of the products. To the extent that we also provide services (e.g., installation, training, post-sales technical support, customization of our technology for bespoke application, etc.), those services are either included as part of the product or are subject to written contracts based on the stand-alone value of those services. Revenue from the sale of services is recognized when those services have been performed and evidence of the provision of those services exists.

Revenue derived from either our subscription package offerings or rental of our equipment is recognized when performance obligations are met, in particular, on a daily basis during the subscription or rental period.

For arrangements with multiple performance obligations, we recognize product revenue by allocating the transaction price to each performance obligation based on a relative standalone selling price basis and recognize revenue when performance obligations are met including when equipment is delivered, and for rental of equipment, when installation, training and other services prescribed by the contract are performed.

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

With respect to revenues related to our Services Business, there are contracts in place that specify the fixed hourly rate and other reimbursable costs to be billed based on material and direct labor hours incurred and revenue is recognized on these contracts based on material and the direct labor hours incurred. Revenues from fixed-price contracts are recognized on the percentage of completion method, measured by the percentage of costs incurred (materials and direct labor hours) to date to estimated total services (materials and direct labor hours) for each contract. We consider the effects of inflation on both the costs incurred and on the total overall cost estimate in order to ensure that we do not prematurely recognize revenue. This method is used as we consider expenditures for direct materials and labor hours to be the best available measure of progress on these contracts.

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

April 30, 2023 and October 31, 2022

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

Other Revenue Disclosures

See Notes 14 and 15 – Segment Analysis and Disaggregation of Revenue of our unaudited Consolidated Financial Statements. These Notes provide disclosure of our revenue by segment (Products Business versus Services Business); revenues from external customers and cost of those revenues; and split of revenue by geography including within and outside the U.S.

NOTE 3 – COST OF REVENUES

Our Cost of Revenues includes the cost of materials and related direct costs. With respect to sales made through the Company’s sales agents distribution network, we include in our Costs of Revenues commissions paid to agents for the specific sales they make. Without using agents, we would not be eligible to participate in the Request for Proposals (“RFP”) for these sales on which we incur commission costs. All other sales-related expenses, including those related to unsuccessful bids, are included in selling, general and administrative costs. As a component of Cost of Revenues, commissions in the 3-month period ended April 30, 2023, were $102,452 compared to $262,632 for the 3-month period ended April 30, 2022. Commissions in the 6-month period ended April 30, 2023, was $607,828 compared to $401,004 for the 6-month period ended April 30, 2022. The commissions incurred in these periods relate to the Marine Technology Business.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amounts of our financial instruments approximate fair values because of their short-term nature.

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2023 and October 31, 2022

NOTE 6 – INVENTORY

Inventory is stated at the lower of cost (First In, First Out method) or net realizable value. Inventory consisted of the following components as of:

	April 30,	October 31,
	2023	2022

Raw materials and parts	$8,568,699	$7,219,344
Work in progress	366,485	383,427
Finished goods	2,298,501	2,424,340
Total Inventory	$11,233,685	$10,027,111

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	April 30,	October 31,
	2023	2022

Buildings	$5,776,882	$5,419,946
Land	200,000	200,000
Office machinery and equipment	1,702,189	1,556,030
Rental assets	2,493,622	2,252,292
Furniture, fixtures and improvements	1,197,705	1,108,787
Totals	11,370,398	10,537,055
Less: accumulated depreciation	(5,299,732)	(4,704,523)

Total Property and Equipment, net	$6,070,666	$5,832,532

NOTE 8 – OTHER CURRENT ASSETS

Other current assets consisted of the following as of:

	April 30,	October 31,
	2023	2022

Deposits	$24,647	$18,631
Other Tax Receivables	214,274	151,217
Employee Retention Credit Receivables	173,213	173,213
Other Receivables	10,236	-
Total Other Current Assets	$422,371	$343,061

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2023 and October 31, 2022

NOTE 9 – CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the balance sheet date. These amounts are stated on the consolidated balance sheets as Unbilled Receivables of $1,099,066 and $602,115 as of April 30, 2023, and October 31, 2022, respectively.

Deferred Revenue of $878,423 and $790,458 as of April 30, 2023, and October 31, 2022, respectively, consist of billings in excess of costs and revenues received as part of our warranty obligations upon completing a sale, as elaborated further in the last paragraph of this Note.

Sales of equipment include a separate performance obligation for warranty or Through Life Support (“TLS”) which may be optionally purchased by the customer. This is treated as deferred revenue which are amortized over the relevant obligation period (12 months is our standard warranty or 36 or 60-months from the date of delivery for our TLS product). These amounts are stated on the consolidated balance sheets as a component of Deferred Revenue and were $233,592 and $229,238 as of April 30, 2023, and October 31, 2022, respectively.

NOTE 10 – CONCENTRATIONS

Significant Customers

During the three-months ended April 30, 2023, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $1,270,138, or 24.0% of net revenues during the three-months ended April 30, 2023. Receivables from this customer were $1,365,300, or 35.1% of net receivables as of April 30, 2023.

During the three-months ended April 30, 2022, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $549,134, or 11% of net revenues during the three-months ended April 30, 2022. Receivables from this customer were $184,374, or 9.3% of net receivables as of April 30, 2022.

During the six-months ended April 30, 2023, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $2,517,093, or 23.1% of net revenues during the six-months ended April 30, 2023. Receivables from these customers were $1,483,542 or 38.1% of net receivables as of April 30, 2023.

During the six-months ended April 30, 2022, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $2,374,201, or 22% of net revenues during the six-months ended April 30, 2022. Receivables from these customers were $600 or 0.03% of net receivables as of April 30, 2022.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements not yet effective that have significance or potential significance to our Consolidated Financial Statements.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2023 and October 31, 2022

NOTE 12 – EARNINGS PER SHARE

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Fiscal Period	April 30, 2023	April 30, 2022	April 30, 2023	April 30, 2022
Numerator:
Net Income	$1,008,477	$611,303	$2,406,334	$1,828,551

Denominator:
Basic weighted average common shares outstanding	11,010,077	10,857,673	10,970,806	10,857,429
Unused portion of options and restricted stock awards	320,677	547,834	320,677	547,834
Diluted outstanding shares	11,330,754	11,405,507	11,291,483	11,405,263

Net income per share

Basic	$0.09	$0.06	$0.22	$0.17
Diluted	$0.09	$0.05	$0.21	$0.16

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

The maximum number of shares of Common Stock available for issuance under the 2017 Plan is 913,612 shares. The shares available for issuance under the 2017 Plan may, at the election of the Compensation Committee, be either treasury shares or shares authorized but unissued, and, if treasury shares are used, all references in the 2017 Plan to the issuance of shares will, for corporate law purposes, be deemed to mean the transfer of shares from treasury.

During the six-month period ended April 30, 2023, the Company granted 39,000 restricted stock awards to various employees pursuant to the terms of the 2017 Plan. During the six-months ended April 30, 2023, 146,168 options and 90,073 restricted stock awards vested. No options or restricted stock awards were forfeited. As of April 30, 2023, there were 321,026 shares available for future issuance under the 2017 Plan. The total stock compensation expense during the six-months ended April 30, 2023, was $378,414.

During the six-month period ended April 30, 2022, the Company granted 55,181 restricted stock awards to various employees pursuant to the terms of the 2017 Plan. During the six-months ended April 30, 2022, 177,333 options vested and remain unexercised, 3,333 options were exercised on a cashless basis resulting in 1,107 shares being issued. The total stock compensation expense during the six months ended April 30, 2022, was $690,743.

2021 Stock Incentive Plan

On July 12, 2021, the Board of Directors adopted the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan was approved by the Company’s stockholders at its Annual General Meeting held on September 14, 2021. The 2021 Plan is identical to the 2017 Plan in all material respects, except that the number of shares available for issuance thereunder is 1,000,000.

As of April 30, 2023, there were a total of 1,321,026 shares available for future issuance under the 2017 Plan and 2021 Plan.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2023 and October 31, 2022

NOTE 14 – SEGMENT ANALYSIS

Based on the fundamental difference in the types of offering, products and solutions versus services, we operate two distinct reportable segments which are managed separately. Coda Octopus Products (“Marine Technology Business” or “Products Business” or “Products Segment”) operations are comprised primarily of sale and/or rental of underwater technology sonar solutions, comprising hardware and software and support services. Coda Octopus Martech and Coda Octopus Colmek (“Marine Engineering Business” or “Services Segment”) provide engineering services primarily as sub-contractors to prime defense contractors.

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

The following tables summarize segment asset and operating balances by reportable segment for the three and six months ended April 30, 2023 and 2022, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2023 and October 31, 2022

NOTE 14 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended April 30, 2023

Net Revenues	$3,583,429	$1,718,080	$-	$5,301,509

Cost of Revenues	885,382	792,886	-	1,678,268

Gross Profit	2,698,047	925,194	-	3,623,241

Research & Development	518,405	7,534	-	525,939
Selling, General & Administrative	877,961	655,739	708,494	2,242,194

Total Operating Expenses	1,396,366	663,273	708,494	2,768,133

Income (Loss) from Operations	1,301,681	261,921	(708,494)	855,108

Other Income
Other Income	149,907	23,469	-	173,376

Total Other Income	149,907	23,469	-	173,376

Income (Loss) before Income Taxes	1,451,588	285,390	(708,494)	1,028,484

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	(108,712)	(2,185)	42,124	(68,773)
Deferred Tax (Expense) Benefit	-	-	48,766	48,766

Total Income Tax (Expense) Benefit	(108,712)	(2,185)	90,890	(20,007)

Net Income (Loss)	$1,342,876	$283,205	$(617,604)	$1,008,477

Supplemental Disclosures

Total Assets	$36,187,625	$13,618,065	$1,097,772	$50,903,462

Total Liabilities	$1,665,630	$802,459	$124,632	$2,592,721

Revenues from Intercompany Sales - eliminated from sales above	$2,084,321	$169,811	$(80,000)	$2,174,132

Depreciation and Amortization	$143,565	$24,757	$10,441	$178,763

Purchases of Long-lived Assets	$64,191	$18,012	$36,246	$118,448

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2023 and October 31, 2022

NOTE 14 - SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended April 30, 2022

Net Revenues	$3,491,009	$1,493,829	$-	$4,984,838

Cost of Revenues	816,033	1,137,099	-	1,953,132

Gross Profit	2,674,976	356,730	-	3,031,706

Research & Development	617,246	(99,868)	-	517,378
Selling, General & Administrative	569,451	683,612	780,053	2,033,116

Total Operating Expenses	1,186,697	583,744	780,053	2,550,494

Income (Loss) from Operations	1,488,279	(227,014)	(780,053)	481,212

Other Income (Expense)
Other Income	9,055	4,098	1,344	14,497
Interest Expense	(2,502)	-	-	(2,502)

Total Other Income	6,553	4,098	1,344	11,995

Income (Loss) before Income Taxes	1,494,832	(222,916)	(778,709)	493,207

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	279	146,890	(38,019)	109,150
Deferred Tax (Expense) Benefit	(1,926)	(45,184)	56,056	8,946

Total Income Tax (Expense) Benefit	(1,647)	101,706	18,037	118,096

Net Income (Loss)	$1,493,185	$(121,210)	$(760,672)	$611,303

Supplemental Disclosures

Total Assets	$30,503,346	$13,541,238	$818,060	$44,862,644

Total Liabilities	$2,255,971	$616,133	$447,774	$3,319,878

Revenues from Intercompany Sales - eliminated from sales above	$413,654	$126,870	$607,500	$1,148,024

Depreciation and Amortization	$241,469	$31,190	$9,816	$282,475

Purchases of Long-lived Assets	$84,969	$11,049	$43,494	$139,512

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2023 and October 31, 2022

NOTE 14 - SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Six Months Ended April 30, 2023

Net Revenues	$7,407,588	$3,490,205	$-	$10,897,793

Cost of Revenues	1,949,626	1,571,921	-	3,521,547

Gross Profit	5,457,962	1,918,284	-	7,376,246

Research & Development	956,713	13,684	-	970,397
Selling, General & Administrative	1,539,720	1,302,049	1,362,876	4,204,645

Total Operating Expenses	2,496,433	1,315,733	1,362,876	5,175,042

Income (Loss) from Operations	2,961,529	602,551	(1,362,876)	2,201,204

Other Income (Expense)
Other Income	164,927	24,214	-	189,141

Total Other Income	164,927	24,214	-	189,141

Income (Loss) before Income Taxes	3,126,456	626,765	(1,362,876)	2,390,345

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	(127,585)	(22,041)	80,842	(68,784)
Deferred Tax Benefit (Expense)	-	-	84,773	84,773

Total Income Tax (Expense) Benefit	(127,585)	(22,041)	165,615	15,989

Net Income (Loss)	$2,998,871	$604,724	$(1,197,261)	$2,406,334

Supplemental Disclosures

Total Assets	$36,187,625	$13,618,065	$1,097,772	$50,903,462

Total Liabilities	$1,665,630	$802,459	$124,632	$2,592,721

Revenues from Intercompany Sales - eliminated from sales above	$2,913,995	$215,518	$600,000	$3,729,513

Depreciation and Amortization	$272,403	$49,667	$20,700	$342,770

Purchases of Long-lived Assets	$143,833	$22,792	$57,731	$224,355

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2023 and October 31, 2022

NOTE 14 - SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Six Months Ended April 30, 2022

Net Revenues	$7,314,757	$3,508,289	$-	$10,823,046

Cost of Revenues	1,388,325	2,243,081	-	3,631,406

Gross Profit	5,926,432	1,265,208	-	7,191,640

Research & Development	1,146,621	43,647	-	1,190,268
Selling, General & Administrative	1,327,947	1,339,787	1,487,372	4,155,106

Total Operating Expenses	2,474,568	1,383,434	1,487,372	5,345,374

Income (Loss) from Operations	3,451,864	(118,226)	(1,487,372)	1,846,266

Other Income (Expense)
Other Income	18,104	75,043	1,344	94,491
Interest Expense	(2,502)	-	(400)	(2,902)

Total Other Income	15,602	75,043	944	91,589

Income (Loss) before Income Taxes	3,467,466	(43,183)	(1,486,428)	1,937,855

Income Tax (Expense) Benefit
Current Tax Benefit (Expense)	(266,241)	170,926	(81,144)	(176,459)
Deferred Tax (Expense) Benefit	4,781	(44,980)	107,354	67,155

Total Income Tax (Expense) Benefit	(261,460)	125,946	26,210	(109,304)

Net Income (Loss)	$3,206,006	$82,763	$(1,460,218)	$1,828,551

Supplemental Disclosures

Total Assets	$30,503,346	$13,541,238	$818,060	$44,862,644

Total Liabilities	$2,255,971	$616,133	$447,774	$3,319,878

Revenues from Intercompany Sales - eliminated from sales above	$803,049	$242,693	$1,207,500	$2,253,242

Depreciation and Amortization	$377,127	$47,847	$18,967	$443,941

Purchases of Long-lived Assets	$1,071,062	$12,049	$58,365	$1,141,476

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2023 and October 31, 2022

NOTE 15 – DISAGGREGATION OF REVENUE

	For the Three Months Ended April 30, 2023
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$1,754,250	$1,144,891	$2,899,141
Europe	812,188	573,189	1,385,377
Australia/Asia	924,251	-	924,251
Middle East/Africa	92,740	-	92,740

Total Revenues	$3,583,429	$1,718,080	$5,301,509

Major Goods/Service Lines
Equipment Sales	$2,500,156	$7,953	$2,508,109
Equipment Rentals	519,427	-	519,427
Software Sales	219,423	-	219,423
Engineering Parts	-	1,071,906	1,071,906
Services	344,423	638,221	982,644

Total Revenues	$3,583,429	$1,718,080	$5,301,509

Goods transferred at a point in time	$2,719,579	$7,953	$2,727,532
Services transferred over time	863,850	1,710,127	2,573,977

Total Revenues	$3,583,429	$1,718,080	$5,301,509

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2023 and October 31, 2022

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2023 and October 31, 2022

NOTE 15 –DISAGGREGATION OF REVENUE (Continued)

	For the Six Months Ended April 30, 2023
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$2,240,543	$2,467,868	$4,708,411
Europe	1,508,598	1,022,337	2,530,935
Australia/Asia	3,356,679	-	3,356,679
Middle East/Africa	301,768	-	301,768

Total Revenues	$7,407,588	$3,490,205	$10,897,793

Major Goods/Service Lines
Equipment Sales	$5,072,716	$7,953	$5,080,669
Equipment Rentals	785,330	-	785,330
Software Sales	636,593	-	636,593
Engineering Parts	-	2,220,985	2,220,985
Services	912,949	1,261,267	2,174,216

Total Revenues	$7,407,588	$3,490,205	$10,897,793

Goods transferred at a point in time	$5,709,309	$7,953	$5,717,262
Services transferred over time	1,698,279	3,482,252	5,180,531

Total Revenues	$7,407,588	$3,490,205	$10,897,793

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2023 and October 31, 2022

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2023 and October 31, 2022

NOTE 16 – INCOME TAXES

The Company’s tax rate may vary according to several factors including the composition and percentage of its revenue from its foreign subsidiaries versus US subsidiaries.

The Company’s effective tax rate for the three months ended April 30, 2023, and 2022, was 1.9% and (23.9) % respectively. We have been recording the US tax rate of 25% for the US companies within our Group. We have been recording the UK tax rate at 0.0% as we believe our R&D tax credits will offset any tax liability incurred. We have made a provision for tax for our Danish company at a rate of 22%.

The Company’s effective tax rate for the six months ended April 30, 2023, and 2022 was (0.7) % and 5.6 % respectively. We have been recording the US tax rate of 25% for the US companies. We have been recording the UK tax rate at 0.0% as we believe the UK subsidiaries R&D tax credits will offset any tax liability that they may incur. We have made a provision for tax for our Danish company at a rate of 22%.

NOTE 17 – CERTIFIED DEPOSIT INTEREST BEARING ACCOUNTS

The Company established certified deposit interest-bearing accounts with its current bankers HSBC NA and Jyske Bank in February 2023. These interest-bearing accounts are for rolling fixed short-term periods not exceeding 3 months and are classified in our financial statements as “cash equivalent”. In addition, we have an interest-bearing deposit account in UK that tracks the Bank of England base rate which has no restrictions on access and has a current rate of 4%. The table below indicates the applicable interest rates and amounts which are held in certified deposit and unrestricted interest-bearing accounts at the date hereof:

Currency Denomination	Amount		HSBC	Jyske Bank (Denmark)
USD		$13,100,000	4.5%
GBP		£750,000	3.77%
GBP (Unrestricted access)		£1,585,277	4.00%
Euro		€665,000		1.3%
British Pound		£414,000		2.65%
Danish Kroner	DKK	2,850,000		0.91%
USD		$819,000		3.41%

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

General Overview

Throughout these discussions, the following terms shall have the meanings set forth below:

“Current Quarter”	Three-month period ended April 30, 2023
“Previous Quarter”	Three-month period ended April 30, 2022
“Current Six-Month Period”	Six-month period ended April 30, 2023
“Previous Six-Month Period”	Six-month period ended April 30, 2022

The Company operates two distinct businesses. These are:

●	the Marine Technology Business (also referred to in this Form 10-Q as “Products Business”, or “Products Segment”); and

●	the Marine Engineering Business (also referred to in this Form 10-Q as “Engineering Business”, or “Services Business” or “Services Segment”).

Our Marine Technology Business has operations in the USA, UK and Denmark. This business is an established technology solution provider to the subsea and underwater imaging, surveying and diving market. It has been operating as a supplier of solutions comprising both hardware and software products for over 25 years to this market and it owns key proprietary technology including real time volumetric 3D imaging sonar technology and cutting-edge diving technology, that are used in both the underwater defense and commercial markets. All design, development and manufacturing of our technology and solutions are performed within the Company.

Our imaging sonar technology products and solutions marketed under the name of Echoscope® and Echoscope PIPE® are used primarily in the underwater construction market, offshore wind energy industry (offshore renewables), offshore oil and gas, forward looking obstacle avoidance, complex underwater mapping, salvage operations, dredging, bridge inspection, underwater hazard detection, port security, mining, mine counter measures, ship hull scanning, real time threat detection, fisheries, commercial and defense diving, and marine sciences sectors.

Our novel diving technology is distributed under the name “CodaOctopus® DAVD” (Diver Augmented Vision Display) to the global defense and commercial diving markets and is new to the market. The DAVD which embeds a pair of transparent glasses in the Head up Display (HUD) is used as the data hub for displaying comprehensive real time data to the diver underwater. This also allows both the diver and the dive supervisor to visualize in real time the same underwater scene. We believe that the DAVD system has the potential to radically transform how diving operations are performed globally because it provides a fully integrated singular system for topside control and a fully connected HUD system for the diver allowing both the topside and diver to share a range of critical information including depth (pressure and temperature), compass and head tracking, real time dive timers and alerts, diver position and navigation, ultra-low light enhanced video system and enhanced digital voice communications. Limitations of current diving operations are that the diver only shares analog voice communications with the topside and there is no real time information including real time navigation, tracking and mapping of the dive area available to the diver. The topside must also manage several independent systems for video, communications, and positioning. The Company’s solution addresses these deficiencies. Another critical part of our solution is that by using our sonar technology, diving can be performed in zero visibility conditions, a common problem which besets these operations.

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

The Services Business has operations in the USA and UK. It is a trusted Department of Defense (DoD) supplier, and its central business model is working with Prime Defense Contractors to design and manufacture sub-assemblies for utilization into larger defense mission critical integrated systems (“MCIS”). An example of such MCIS is the US Close-In-Weapons Support (CIWS) Program for the Phalanx radar-guided cannon used on combat ships. These proprietary sub-assemblies, once approved within the MCIS program, afford the Services Business the status of preferred supplier. Such status permits it to supply these sub-assemblies and upgrades in the event of obsolescence or advancement of technology for the life of the MCIS program. Customers include prime defense contractors such as Raytheon, Northrop Grumman, Thales Underwater and BAE Systems. The scope of services provided by this business encompasses concept, design, prototype, manufacturing and support.

Key Pillars for our Growth Plans

Our volumetric real time imaging sonar technology and our DAVD are our most promising products for the Company’s near-term growth.

Our real time 3D/4D/5D/6D imaging sonars are the only underwater imaging sonars which are capable of providing complex seabed mapping, real time inspection and monitoring and providing 3D/4D/5D/6D data of moving underwater objects irrespective of water conditions including in zero visibility (which is a common and costly problem in underwater operations). Competing products such as the multibeam sonar can perform mapping (but not complex mapping) without the ability to perform real time inspection and monitoring of moving objects in 3D underwater. 3D information is important because it provides the complete detail of the underwater object being imaged (XYZ data), including the ability to make real time physical measurements. We also believe our Echoscope PIPE® is the only technology that can generate multiple real time 3D/4D/5D/6D acoustic images using different acoustic parameters such as frequency, field of view, pulse length, and filters.

In the industry in which we operate, we are widely considered the leading solution providers for underwater real time 3D visualization.

We also believe that the DAVD system is poised to radically change the way diving operations are performed globally by providing a fully integrated suite of sensor data shared in real time by the dive supervisor on the surface and the diver. Current diving is done largely by voice command missions from the topside using a disparate suite of systems for video data, communications and positioning.

The DAVD tethered version is now in early-stage adoption by different teams within the US Navy, such as the underwater construction and salvage teams and has been moved from the customer’s R&D phase to their operational phase. Operational phase means that the DAVD tethered version is now a standard item available for purchase and for which budget lines are established within the various user commands within the Navy.

The DAVD untethered prototype variant, which is the biggest market opportunity in the USA addressing the defense market, was delivered in our first quarter to our Navy customer for evaluation. This is currently going through testing and evaluation by the customer. As part of their evaluation process, we expect the customer to purchase a small batch of evaluation systems for wider fleet evaluation. The customer and the Company are currently actively demonstrating the untethered version at various trade shows.

The concept of utilizing a pair of transparent glasses in the Head Up Display (HUD) underwater for this purpose, is protected by patent. All component parts of the DAVD system are proprietary to the Company and include software (4G USE®), Diver Processing Pack – telemetry system (DPP), Top Side Controller and real time 3D Sonar. The Company benefits from the exclusive license from the United States Department of the Navy at Naval Surface Warfare Center Panama City Division to utilize the utility patent covering the concept of using the pair of transparent glasses as a data hub underwater. The DAVD is an “Approved Navy Use” item.

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

Factors Affecting our Business in the Current Quarter

The following is a short description of some of the most critical and pressing factors that affect our business. For a more detailed discussion of these and additional factors, refer to our Form 10-K for the fiscal year ended October 31, 2022.

Cumulative Supply Chain Issues

We continue to experience shortage of key electronic components in the market and suppliers are still quoting lead times as long as 12 months out for routine components, including FPGAs (Field Programmable Gate Arrays) and significant price increases. The unavailability of components affects our business in a number of ways, including:

➢	Our ability to progress ongoing projects including customer projects, particularly in the Engineering Segment.
➢	Significant increase in prices because demand exceeds supply for these components.
➢	Our ability to manufacture systems in our Products Business.
➢	Our ability to fully utilize our Production staff when critical parts are unavailable.
➢	Our ability to perform outstanding contractual obligations in the Engineering Business.

Inflation

Inflation measured as the Consumer Price Index is significant in the countries in which we operate. For the 12-month period to April 2023, inflation rates were as follows:

➢	Denmark 5.3% - source: Statistics Denmark,
➢	UK 7.8% - source: Office of National Statistics; and
➢	USA 4.9% - source: U.S. Bureau of Labor Statistics.

Inflation affects our business in several areas including increasing our cost of operations and our bill of material costs for the products we sell and therefore our overall financial results. See the MD&A section which concerns “Inflation and Foreign Currency”.

Currency Fluctuations

The Company has operations in the USA, UK, Denmark, Australia and India. Our consolidated results include the Company’s foreign subsidiaries’ financial results which are translated into USD, our reporting currency. Revenue and expenses are translated using the weighted average exchange rates in effect during the reporting period. In the Current Quarter the USD has strengthened against major currencies including the British Pound, Euro, Danish Kroner and Indian Rupees (the functional currencies of the Company’s foreign subsidiaries). A significant part of our consolidated results is transacted in British Pounds and Danish Kroner and translated into USD for reporting purposes. In the Current Quarter, for the purposes of reporting revenues and expenses, the value of the Pound and Euro (the Danish Kroner is pegged to the Euro) respectively fell 5.4% and 1.1%, against the USD, when compared to the Previous Quarter. For the reporting of assets and liabilities, the Pound increased 9.2% when compared to the 2022 Fiscal year end and the Danish Kroner increased 11.3% over the same period. The impact of currency fluctuations is discussed more fully below under the “Inflation and Foreign Currency” section. See also Note 5 (Foreign Currency Translation) to the unaudited Consolidated Financial Statements.

Skills/Resource Shortages and Pressure on Salaries and Wages

We are experiencing skill shortages in areas that are critical to our growth strategy including experienced sales and marketing personnel, software developers and skilled electronic technicians. The inflationary conditions in the countries in which we operate (US, the UK, Denmark and India) make it difficult for us to compete for these skills as there is extreme pressure on wages. Furthermore, as a small business we do not have resilience built into our workforce. As a result, there is an inherent risk in the face of global skills shortage and higher demand for skills that we could lose skills essential to the manufacture of our products or continuation of the engineering services we provide.

Concentration of Business Opportunities Where the Sales Cycle is Long and Unpredictable

The Services Business revenues are highly concentrated and are largely generated from sub-contracts with Prime Defense Contractors. The sales cycle is generally protracted, and this may affect quarterly revenues. It is also dependent on the federal government appropriating budget for defense projects and where the federal government is unable to find consensus in the US Congress, this affects the timely award of sub-contracts from Prime Defense Contractors to our Services Business, which is reliant on these awards. Furthermore, the Products Business key opportunities which are critical to its growth strategy are in the Defense Market for both its imaging sonars and the DAVD, both of which are key pillars of the Company’s growth strategy. Due to the protracted nature of the government procurement process and cycle for defense spending under federal and/or state budgets, the sales cycle can be long and unpredictable, thus affecting timing of orders and thus quarterly revenues and our overall growth plans.

Impact on Revenues and Earnings

We are uncertain as to the extent of the impact the factors disclosed above and in our Form 10-K, covering the fiscal year ended October 31, 2022, will have on our future financial results.

Impact on Liquidity, Balance Sheet and Assets

These factors may adversely impact on our availability of free cash flow, working capital and business prospects. As of April 30, 2023, we had cash and cash equivalents of $23,455,118 and in the Current Six-Month Period we generated a cash deficit from operations of ($261,033). Based on our outstanding obligations and our cash balances, we believe we have sufficient working capital to effectively continue our business operations for the foreseeable future.

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

Regarding our Products Business, all our products are sold on a stand-alone basis and those market prices are evidence of the value of the products. To the extent that we also provide services (e.g., installation, training, etc.), those services are either included as part of the product or are subject to written contracts based on the stand-alone value of those services. Revenue from the sale of services is recognized when those services have been provided to the customer and evidence of the provision of those services exists.

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification 740, Income Taxes (ASC 740). Under ASC 740, deferred income tax assets and liabilities are recorded for the income tax effects of differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax reporting. The Company’s differences arise principally from the use of various accelerated and modified accelerated cost recovery system for income tax purposes versus straight line depreciation used for book purposes and from the utilization of net operating loss carryforwards.

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

Intangible Assets

Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (or goodwill), customer relationships, non-compete agreements and licenses. Goodwill was allocated to our reporting units based on the original purchase price allocation. Goodwill is not amortized and is evaluated for impairment annually or more often if circumstances indicate impairment may exist. Customer relationships, non-compete agreements, patents and licenses are being amortized on a straight-line basis over periods of 2 to 15 years. The Company amortizes its finite-lived intangible assets using the straight-line method over their estimated period of benefit. Annually, or sooner if there is indication of a loss in value, we evaluate the recoverability of intangible assets and consider events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. There were no impairment charges during the periods presented.

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

Consolidated Results of Operations

Our consolidated financial results include the results of the Company’s foreign subsidiaries. Foreign subsidiaries’ results are translated from their functional currencies to USD for reporting purposes. Fluctuations in currency can therefore have an impact on our financial results, including our translated revenue. One factor in the Current Quarter is that the translated revenue of the Company’s foreign subsidiaries was lower due to currency fluctuations. During the Current Quarter our consolidated revenue was $5,301,509 compared to $4,984,838 in the Previous Quarter, representing an increase of 6.4%. However, applying the same exchange rate (“referred to as “the Constant Rate”) as the Previous Quarter, revenue of our foreign subsidiaries would have increased by $429,180 thus resulting in an increase in consolidated revenue in the Current Quarter by 8.6% over the Previous Quarter. During the Current Quarter total operating expenses increased by 8.5% and income from operations increased by 77.7%. Net income before taxes increased by 108.5% and was $1,028,484 compared to $493,207, representing an increase of 108.5% and net income after taxes was $1,008,477 compared to $611,303, representing an increase of 65.0%.

Segment Summary

Products Business

In the Current Quarter, the Products Business generated $3,583,429 or 67.6% of our consolidated revenues compared to $3,491,009 or 70.0% in the Previous Quarter, representing a 2.6% increase over the Previous Quarter. However, when applying the Constant Rate, the Products Business revenue would have increased to $3,665,060, representing an increase of 5.0% over the Previous Quarter. Gross Profit Margin was slightly lower at 75.3% in the Current Quarter compared to 76.6% in the Previous Quarter, representing a fall of 1.3%. Agents Commission in the Current Quarter fell by 61.0% and was $102,452 compared to $262,632 in the Previous Quarter. This reflects a decrease in sales originating from Asia in the Current Quarter. Total operating expenses increased in the Products Business by 17.7% and were $1,396,366 compared to $1,186,697 in the Previous Quarter. This is largely due to exchange rate variance and represents a non-cash item within SG&A. Income from operations was $1,301,681.

Services Business

In the Current Quarter, the Services Business generated $1,718,080 or 32.4% of our consolidated revenues compared to $1,493,829 or 30.0% in the Previous Quarter, representing an increase in sales of 15.0%. However, when applying the Constant Rate, the Services Business revenue would have increased to $1,748,958, representing an increase of 17.1% over the Previous Quarter. when applying the Constant Rate. Although the Services Business revenues increased over the Previous Quarter, it is still off its internal budgetary plan due to delays in closing contracts with its defense customers. Total Operating Expenses increased in the Services Business by 13.6% and were $663,273 compared to $583,744 in the Previous Quarter. Income from operations was $261,921.

Results of Operations for the Current Quarter compared to the Previous Quarter

Revenue: Total consolidated revenues for the Current Quarter and the Previous Quarter were $5,301,509 and $4,984,838, respectively, representing an increase of 6.4%. Both the Products Business and Services Business revenues increased over the Previous Quarter. Notwithstanding, we continue to experience slow order take which we believe results from supply chain issues on broader defense programs which in turn cause delays in our customers placing orders. A significant part of our consolidated revenues is derived from our foreign subsidiaries in the UK and Denmark. Translating our foreign revenues in USD has resulted in $429,180 lower revenue in the period using the Constant Rate.

Gross Profit Margins: Margin percentage was stronger in the Current Quarter at 68.3% (gross profit of $3,623,241) compared to 60.8% (gross profit of $3,031,706) in the Previous Quarter. This is largely because in the Previous Quarter the Services Business gross profit margin was exceptionally low due to a concentration of revenues from a particular project that was taken on to facilitate the business servicing a new market (motor racing). This concentration in the prior period impacted on our consolidated gross profit margin.

Gross profit margins reported in our financial results may vary according to several factors. These include:

●	The percentage of consolidated sales attributable to the Marine Technology Business versus the Services Business. The gross profit margin yielded by the Marine Technology Business is generally higher than that of the Services Business.
●	The percentage of consolidated sales attributable to the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials for our Department of Defense contracts (DoD subcontracts).
●	The mix of sales within the Marine Technology Business during the reporting period:

	●	Outright Sale versus Rentals.
	●	Hardware Sale versus Software (software is generally higher margin).
	●	Mix of Services rendered in the period – Offshore Engineering Services versus paid customer Research and Development Projects.

●	Level of commissions on products which may vary according to volume. Both the Services and Marine Technology Businesses work with sales/distribution agents. Most of the Marine Technology Business sales in Asia is via agents or distributors. See Note 3 to the unaudited Consolidated Financial Statements “Cost of Revenues” for more discussion on this. Although the Services Business works with sales agents, this is on a much lesser scale than the Marine Technology Business.
●	Level of Rental Assets in the Marine Technology Business’ Rental Pool and therefore the depreciation expenses may vary accordingly.
●	The mix of engineering projects performed by our Services Business (Design prototyping versus manufacturing), may also affect Gross Profit Margins.

In the Current Quarter, gross profit margins for the Marine Technology Business were 75.3% compared to 76.6% in the Previous Quarter. For the Services Business these were 53.9% in the Current Quarter compared to 23.9% in the Previous Quarter. In the Previous Quarter the gross profit margin of the Services Business was exceptionally low due to a concentration of revenues from a particular project that was taken on to facilitate the business servicing a new market (motor racing).

Since there are more variable factors affecting gross profit margins in the Marine Technology Business (Products Business), a table showing a summary of break-out of sales generated by this business in the Current Quarter compared to the Previous Quarter is set out below:

Marine Technology (Products Business)	April 30, 2023	April 30, 2022	Percentage Change
Equipment Sales	$2,500,156	$2,058,137	Increase of 21.5%
Equipment Rentals	519,427	715,308	Decrease of 27.4%
Software Sales	219,423	134,422	Increase of 63.2%
Services	344,423	583,142	Decrease of 40.9%

Total Net Sales	$3,583,429	$3,491,009	Increase of 2.6%

In the Current Quarter the Marine Technology Business incurred commission costs of $102,452 compared to $262,632 in the Previous Quarter, representing a decrease of 61.0%. A significant percentage of our sales in foreign territories such as South Korea, Japan and China are conducted through sales agents and distributors. In the Previous Quarter we had significant equipment sales in the territory of Asia and therefore commission costs were higher.

Further information on the performance of each business segment in the Current Quarter compared to the Previous Quarter including revenues by type and geography can be found in Notes 14 and Note 15 (Segment Analysis and Disaggregation of Revenue, respectively) to the unaudited Consolidated Financial Statements.

Research and Development (R&D): R&D expenditure in the Current Quarter was $525,939 compared to $517,378 in the Previous Quarter, representing a modest increase of 1.7%. This is in line with our strategy of focusing more of our resources on business development, marketing and global brand building efforts.

R&D expenditure is incurred by the Services Business on its Thermite® range of mission computers. We have received a small order for a small run of our new generation of Thermite® which we are delivering throughout this financial year to a NATO member country.

R&D expenditure in the Products Business is incurred in connection with investments it makes in developing and maintaining its products and solutions. These expenditures are an essential part of our business, as on an ongoing basis we need to continue to innovate around our solutions and remain competitive in the markets in which we operate.

Segment	April 30, 2023	April 30, 2022	Percentage Change
Services Segment R&D Expenditure	$7,534	$(99,868)	Increase of 107.5%
Products Segment R&D Expenditure	$518,405	$617,246	Decrease of 16.0%

In the Previous Quarter due to supply chain issues the Services Business in anticipation of receiving a customer’s order had incurred expenditure on this project prior to the actual receipt of this order. Following receiving the customer’s purchase order, the expenditure of $99,868 was reallocated to the customer project, thus the reason for the negative amount represented above.

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter increased by 10.3% to $2,242,194 from $2,033,116 in the Previous Quarter.

The increase in SG&A in the Current Quarter is due an increase in Legal and Professional. This area has increased largely because of the recent engagement of tax specialists to assist in the preparation of the Company’s federal and state tax returns and an increase in our audit fees.

Furthermore, within the category of SG&A we have transactions which are cash charges and non-cash charges. The non-cash charges comprise depreciation, amortization and stock-based compensation charges. In the Current Quarter non-cash items as a percentage of SG&A expenses was 13.9% compared to 24.8 % in the Previous Quarter and this is largely due to the significant reduction in stock-based compensation charges in the Current Quarter which decreased by 46.3% and were $196,261 compared to $365,567 in the Previous Quarter.

Key Areas of SG&A Expenditure across the Company for the Current Quarter compared to the Previous Quarter are:

Expenditure	April 30, 2023	April 30, 2022	Percentage Change
Wages and Salaries	$907,297	$940,460	Decrease of 3.5%
Legal and Professional Fees (including accounting and audit)	$467,784	$390,218	Increase of 19.9%
Rent for our various locations	$14,263	$14,742	Decrease of 3.3%
Marketing	$66,578	$108,569	Decrease of 38.7%

Although in the Current Quarter “Wages and Salaries” fell, we believe on the full year basis this category will increase over the prior financial year due to high inflation in the countries in which we operate and potential new hires in key areas such as business development, marketing, electronic engineers and software development.

In general, the category of “Rent” is not material for the Company as we own most of our premises and facilities. The current category of rent largely reflects our premises in Copenhagen and storage facility that we maintain for our business operations.

The increase in “Legal and Professional” reflects an increase in both audit fees and the engagement of new tax specialists.

Our marketing comprises a range of activities which include trade shows in different parts of the world, particularly in Europe, North America, Asia and the Middle East. Although Marketing expenditure has fallen in the Current Quarter, we anticipate that on a full year basis this will increase over the previous financial year as we shift our focus from R&D to business development and marketing including undertaking efforts to build our brands. We therefore anticipate a significant increase in this area of expenditure this year and subsequent years.

Operating Income: In the Current Quarter, Operating Income increased by 77.7% and was $855,108 as compared to $481,212 in the Previous Quarter. This is a result of an increase in our consolidated revenues and gross profit margins realized in the Current Quarter.

Other Income: In the Current Quarter, we had Other Income of $173,376 compared to $14,497, representing an increase of 1095.9% from the Previous Quarter. In the Current Quarter $170,596 of this amount represents interest earned on our certified deposit accounts. In February 2023, we established certified deposit accounts with our existing bankers. These accounts are for fixed 3-month rolling periods and constitute “cash equivalents” in our current unaudited consolidated financial statements. We anticipate that the interest earned on these certified deposit accounts will be material in the future. See Note 17 to the unaudited Consolidated Financial Statements where this is discussed further.

Net Income before income taxes: In the Current Quarter, we had income before income taxes of $1,028,484 as compared to $493,207 in the Previous Quarter, representing an increase of 108.5%. Net income before income taxes increased as a result of an increase in our consolidated revenues and Gross Profit Margins in the Current Quarter along with material interests earned on our certified deposit accounts.

Net Income: In the Current Quarter we had Net Income of $1,008,477 compared to $611,303 in the Previous Quarter, representing an increase of 65.0%. We have recorded Current Tax Expense of $68,773 in the Current Quarter and $109,150 of Current Tax Benefit in the Previous Quarter. Our tax expenses depend on the composition of our consolidated income, and in particular the percentage that is attributable to the Company and its US subsidiaries together versus the percentage attributable to the Company’s foreign subsidiaries. In the Current Quarter, the Company and its US subsidiaries had no taxable income. The Company’s UK and Danish subsidiaries had taxable income in their respective tax jurisdictions. The Company’s UK subsidiaries have carryforward losses and therefore no provision has been made for tax liability for these subsidiaries in the Current Quarter. The Danish subsidiary has no carryforwards or other tax relief in its tax jurisdiction resulting in a $90,792 tax liability.

Comprehensive Income. In the Current Quarter Comprehensive income was $1,546,850 compared to a loss of ($1,655,448) for the Previous Quarter reflecting adjustments resulting from foreign currency translations. This category is affected by fluctuations in foreign currency exchange transactions both relating to our profit and loss expenses and our assets and liabilities on our balance sheet and are largely paper losses or gains, as may be applicable in the reporting period. In the Previous Quarter we had a loss of $2,266,751 on foreign currency translation adjustment transactions compared to a gain of $538,373 in the Current Quarter. A significant part of the Company’s operations is based in the UK and Denmark, and therefore a major part of our assets and liabilities recorded in our consolidated balance sheet and financial transactions are translated from the functional currencies of these subsidiaries into USD for reporting purposes, thus accounting for the changes. See Tables 1 under the section of the MD&A which concerns “Inflation & Foreign Currency” which shows the impact of the currency adjustments on our Income Statement and Balance Sheet in the Current Quarter compared to the Previous Quarter.

Results of Operations for the Current Six Month Period compared to the Previous Six Month Period

Revenue: Total consolidated revenues for the Current Six Month Period and the Previous Six Month Period were $10,897,793 and $10,823,046 respectively, representing a modest increase of 0.7%. In the Current Six Month Period, the Products Business revenues were $7,407,588 compared to $7,314,757, representing a 1.3% increase over the Previous Six Month Period. The Services Business revenues in the Current Six Month Period and the Previous Six Month Period were $3,490,205 and $3,508,289, representing a decrease of 0.5%. One factor which has affected our total consolidated revenues in the Current Six Month Period is currency fluctuations. Applying the Constant Rate in the Current Six Month Period our total consolidated revenues would have increased by 4.4% or $471,956 compared to the Previous Six Month period.

Gross Profit Margins: Consolidated Margin percentage was higher in the Current Six Month Period at 67.7% (gross profit of $7,376,246) compared to 66.4% (gross profit of $7,191,640). This is largely because in the Previous Six Month Period the Services Business Gross Profit Margin was exceptionally low due to a concentration of revenues from a particular project that was taken on to facilitate the business servicing a new market (motor racing). This concentration impacted on our consolidated Gross Profit Margin in the prior period.

Gross profit margins reported in our financial results may vary according to several factors. These include:

●	The percentage of consolidated sales attributable to the Marine Technology Business versus the Services Business. The gross profit margin yielded by the Marine Technology Business is generally higher than that of the Services Business.
●	The percentage of consolidated sales attributable to the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials for our Department of Defense contracts (DoD subcontracts).
●	The mix of sales within the Marine Technology Business during the reporting period:

	●	Outright Sale versus Rentals.
	●	Hardware Sale versus Software (software is generally higher margin).
	●	Mix of Services rendered in the period – Offshore Engineering Services versus paid Customer Research and Development Projects.

●	Level of commissions on products which may vary according to volume. Both the Services and Marine Technology Businesses work with sales/distribution agents. Most of the Marine Technology Business sales in Asia is via agents or distributors. See Note 3 to the unaudited Consolidated Financial Statements “Cost of Revenue” for more discussion on this.
●	Level of Rental Assets in the Marine Technology Business’ Rental Pool and therefore the depreciation expenses may vary accordingly.
●	The mix of engineering projects performed by our Services Business (Design prototyping versus manufacturing), may also affect Gross Profit Margins.

In the Current Six Month Period gross profit margins for the Marine Technology Business were 73.7% compared to 81.0% in the Previous Six Month Period. For the Services Business these were 55.0% compared to 36.1% in the Previous Quarter. In the Current Six Month Period, margins weakened in the Marine Technology Business largely because of the level of commission incurred in the period. This was $607,828 in the Current Six Month Period compared to $401,004 in the Previous Six Month Period, representing a 51.6% increase. A significant percentage of our sales in foreign territories such as South Korea, Japan and China are conducted through our sales agents and distributors. In addition, the Services Business gross profit margins strengthened in the Current Six Month Period. This is attributable to the fact that in the Previous Six Month Period its margins were exceptionally low because a high percentage of its revenues in that period related to a specific project which carried a much lower than typical Gross Profit Margin.

Services Business

Gross Profit Margins for the Services Business were higher at 55.0% in the Current Six Month Period compared to 36.1% in the Previous Six Month Period. The wide swing in Gross Profit Margins in the Services Business in the Current Six Month Period is explained on the basis that in the Previous Six Month Period 24.8% of its revenues ($1,431,414) was attributable to an engineering project which carried a much lower than typical Gross Profit Margin. This project has afforded the Company an opportunity to serve a new market sector (motor racing) with a prestigious customer which we believe will open other opportunities with this customer and in this sector.

Products Business

Gross profit margins for the Products Business were lower in the Current Six Month Period at 73.7% compared to 81.0% in the Previous Six Month Period. In the first quarter of the current financial year (Q1), a significant percentage of the Products business sales emanated from our foreign agents’ network which resulted in significant commission in the said Q1 period ($486,341), which has impacted on our year-to-date commissions and therefore gross profit margins. In the Current Six Month Period we incurred foreign agents commission costs of $607,828 compared to $401,004 in the Previous Six Month Period. On a year-to-date basis therefore, this has weakened the gross profit margins of the Products Business.

Since there are more variable factors affecting gross profit margins in the Products Business, a table showing a summary of break-out of sales generated by the Products Business in the Current Six Month Period compared to the Previous Six Month Period is set out below:

Marine Technology Business	April 30, 2023	April 30, 2022	Percentage Change
Equipment Sales	$5,072,716	$4,016,982	Increase of 26.3%
Equipment Rentals	785,330	1,345,776	Decrease of 41.6%
Software Sales	636,593	439,218	Increase of 44.9%
Services	912,949	1,512,781	Decrease of 40.0%
Total Net Sales	$7,407,588	$7,314,757	Increase of 1.3%

Further information on the performance of each Segment including revenues by product and geography can be found in Notes 14 and 15 (Segment Analysis and Disaggregation of Revenue) to the unaudited Consolidated Financial Statements.

Research and Development (R&D): R&D expenditures in the Current Six Month Period were $970,397 compared to the $1,190,268 in the Previous Six Month Period, representing a decrease of 18.5%. This is in line with our strategy of changing our focus to marketing, business development and global brand building.

●	Services Segment.

During the Current Six Month Period, the Services Business R&D expenditure decreased by 68.6%. In general, the fall in R&D expenditure in this business unit is a reflection of a reduction in expenditures relating to the Thermite® product line development which had slowed due to the Pandemic. We are now re-engaging our customers who had the Thermite® on trial and as we understand our customer base requirements better, we may incur more expenditure on developing this range of products. We have received a small order for a small run of our new generation of Thermite® which we are delivering throughout this financial year to a NATO member country.

●	Products Segment

During the Current Six Month Period R&D expenditure in the Products Segment decreased by 16.6% from $1,146,621 in the Previous Six Month Period to $956,713. R&D expenditure is incurred by this business in connection with investments it makes in developing its products and solutions. These expenditures are an essential part of our business, as on an ongoing basis we need to continue to innovate around our solutions. In prior periods, we incurred significant expenditures developing the new generation of Echoscope PIPE® technology, our new F280 Series® and our diver augmented vision display system (DAVD). These high expenditure projects are now completed and although we necessarily continue to incur R&D expenditures, we anticipate these will be less capital intensive going forward.

Segment	April 30, 2023	April 30, 2022	Percentage Change
Services Segment R&D Expenditures	$13,684	$43,647	Decrease of 68.6%
Products Segment R&D Expenditures	$956,713	$1,146,621	Decrease of 16.6%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Six Month Period increased to $4,204,645 from $4,155,106 in the Previous Six Month Period, representing an increase of 1.2%.

The increase in SG&A in the Current Six Month Period is due to the increase in our Legal and Professional fees. This is largely due to costs associated with the engagement of tax specialists to assist in the preparation of our tax returns along with an increase in our annual audit fees.

SG&A includes transactions which are cash charges and non-cash charges. The non-cash charges comprise depreciation, amortization and stock-based compensation charges. In the Current Six Month Period non-cash items as a percentage of SGA was 14.2% compared to 23.3% in the Previous Six Month Period and this is largely due to the significant reduction in Stock-based compensation charges in the Current Six Month Period which decreased by 45.2% and were $378,414 compared to $690,743 in the Previous Six Month Period.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	April 30, 2023	April 30, 2022	Percentage Change
Wages and Salaries	$1,754,811	$1,843,622	Decrease of 4.8%
Legal and Professional Fees (including accounting and audit)	$872,872	$749,235	Increase of 16.5%
Rent for our various locations	$26,975	$30,487	Decrease of 11.5%
Marketing	$87,020	$122,335	Decrease of 28.8%

Although wages and salaries in the Six Month Period is lower than the Previous Six Month Period, on a full year basis we expect this category of expenditure to increase over the prior financial year due to high inflation in the countries in which we operate and hiring of new staff in business key areas such as business development, marketing and sales.

The increase in the “Legal and Professional” category of expenditures in the Current Six Month Period reflects an increase in the costs of our accounting and audit services fees and additional costs of tax specialists engaged.

In general, the category of “Rent” is not material for the Company as we own most of premises and facilities. The current category of rent largely reflects our premises in Copenhagen and a storage facility that we maintain for our business operations.

Our marketing comprises a range of activities which include trade shows in different parts of the world, particularly in Europe, North America, Asia and the Middle East. Although in the Current Six Month Period these costs are lower than the Previous Six Month Period, we expect on a full year basis these costs will be higher than the previous financial year as we pivot our activities from research and development to marketing and business development. Business Development, marketing and global brand building are key areas within our business strategy.

Operating Income: Our income from our operating activities in the Current Six Month Period was $2,201,204 as compared to $1,846,266 in the Previous Six Month Period which represents an increase of 19.2%. This reflects a small increase in revenues, increase in gross profit margins and reduction in Research & Development expenditure.

Other Income: In the Current Six Month Period, this increased by 106.5% and was $189,141 as compared to $91,589 in the Previous Six Month Period. In the Current Six Month Period $183,457 is attributable to interest earned on our certified deposit accounts. See Note 17 to the unaudited Consolidated Financial Statements for more information.

Net Income before income taxes: In the Current Six Month Period, we had a net income before income taxes of $2,390,345 as compared to $1,937,855 in the Previous Six Month Period, representing an increase of 23.4%. This reflects a small increase in revenues, increase in gross profit margins, a reduction in total operating expenses and a material increase in other income, largely representing interest earned in the Current Six Month Period on our certified deposit accounts.

Net Income: In the Current Six Month Period we had Net Income of $2,406,334 compared to $1,828,551 in the Previous Six Month Period, representing an increase of 31.6%. We have recorded current tax expense of $68,784 in the Current Six Month Period and $176,459 in the Previous Six Month Period. We also recorded Deferred Tax Benefit in the Current Six Month of $84,773 compared to $67,155 in the Previous Six Month Period. Our tax expenses depend on the composition of our consolidated income, and in particular the percentage attributable to the Company and its US subsidiaries together versus the percentage attributable to the Company’s foreign subsidiaries. In the Current Six Month Period the Company and its US subsidiaries had no taxable income. The Company’s UK and Danish subsidiaries had taxable income in their respective tax jurisdictions. The Company’s UK subsidiaries have carryforward losses and therefore no provision has been made for tax liability for this entity in our consolidated results for the Current Six Month Period, whereas the Danish subsidiary has no carryforwards or other tax relief in its jurisdiction and therefore we have made a tax provision for this entity at 22% tax rate.

Comprehensive Income (loss). In the Current Six Month Period Comprehensive income was $4,552,357 compared to comprehensive loss of ($197,050) for the Previous Six Month Period reflecting significant adjustments resulting from foreign currency translations. This category is affected by fluctuations in foreign currency exchange transactions both relating to our profit and loss expenses and our assets and liabilities on our balance sheet and are largely paper losses or gains, as may be applicable in the reporting period. In the Previous Six Month Period we had a loss of ($2,025,601) on foreign currency translation adjustment transactions compared to a significant gain in the Current Six Month Period on these transactions of $2,146,023. In the Current Six Month Period, the USD has strengthened against most major currencies including the British Pound, Euro, Danish Kroner and Indian Rupees (the functional currencies of our foreign subsidiaries). A substantial part of these losses/gains are paper losses/gains associated with re-valuation of our foreign subsidiaries’ balance sheet. A significant part of the Company’s operations is based in the UK, and therefore a significant part of our financial transactions is performed in Pounds which are translated into USD for reporting purposes. See Table 2 under the MD&A section which concerns “Inflation & Foreign Currency” which shows the impact of the currency adjustments on our Income Statement and Balance Sheet in the Current Six Month Period compared to the Previous Six Month Period.

Liquidity and Capital Resources

As of April 30, 2023, the Company had an accumulated deficit of $11,770,302, working capital of $38,338,739, cash of $23,455,118 and stockholders’ equity of $48,310,741 and generated a cash deficit from operating activities of ($261,033).

The Company entered into a $4,000,000 revolving line of credit with HSBC NA on November 27, 2019, at prime. The outstanding balance on the line of credit was $0 as of April 30, 2023. This revolving credit line will expire on November 26, 2023, unless renewed.

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

Fluctuations in currency exchange rates can affect the Company’s sales, profitability and financial position when the functional currencies of its wholly owned foreign subsidiaries are translated into USD for financial reporting. In addition, we are also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables. The Company cannot predict the extent to which currency fluctuations may affect the Company’s business and financial position, and there is a risk that such fluctuations will have an adverse impact on the Company’s sales, profits and financial position. Also, because differing portions of our revenues and costs are denominated in foreign currency, movements can impact on our margins by, for example, decreasing our foreign revenues when the dollar strengthens without correspondingly decreasing our expenses. The Company does not currently hedge its currency exposure.

Applying the Constant Rate, the impact of currency fluctuations on the three months ended April 30, 2023 and the six month ended April 30, 2023, is shown in Tables 1 & 2 below. In this context “Constant Rates” is defined as:

For Revenue and Expenses (Income Statement Transactions) for the three month and six month period	For the Current Quarter, this is the prevailing weighted average exchange rate in the three month period compared to the prevailing weighted average exchange rate in the three month period for the Previous Quarter.

For the six month period this is the prevailing weighted average exchange rate in the Previous Six Month Period compared to the average exchange rate in the Current Six Month Period.

For Balance Sheet Transactions	The prevailing exchange rate as of October 31, 2022 (the Balance Sheet Date”) when compared to prevailing exchange rate as of April 30,2023.

Table 1: Three Months ended April 30, 2023

	USD of British Pounds Based		USD of Australian Dollar Based		USD of Danish Kroner based		USD of Indian Rupee Based		USD of Total Foreign based sales
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
Revenues	$1,351,881	$1,441,621	$-	$-	$1,053,170	$1,075,939	$-	$-	$2,405,051	$2,517,560	$(112,509)
Costs	$1,971,662	$2,102,544	$1,251	$1,343	$268,903	$274,717	$(20,303)	$(21,929)	$2,221,513	$2,356,675	$(135,162)
Net profit (losses)	$(619,781)	$(660,923)	$(1,251)	$(1,343)	$784,267	$801,223	$20,303	$21,929	$183,538	$160,885	$22,653
Assets	$20,951,668	$19,191,075	$27,306	$26,411	$4,589,114	$4,121,673	$1,550	$1,530	$25,569,638	$23,340,690	$2,228,948
Liabilities	$(1,377,344)	$(1,261,604)	$-	$-	$(220,924)	$(198,421)	$(1,750)	$(1,728)	$(1,600,018)	$(1,461,753)	$(138,265)
Net assets	$19,574,324	$17,929,471	$27,306	$26,411	$4,368,190	$3,923,252	$(200)	$(197)	$23,969,620	$21,878,937	$2,090,683

This table shows that the effect of the Constant Rate versus the actual exchange rate fluctuations in the Current Quarter was to increase our net income by $22,653 and increase our net assets by $2,090,683.

Table 2: Six Months ended April 30, 2023

The impact of currency fluctuations on the six months ended April 30, 2023, is shown below.

	USD of British Pounds Based		USD of Australian Dollar Based		USD of Danish Kroner based		USD of Indian Rupee Based		USD of Total Foreign based sales
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
Revenues	$3,783,204	$4,089,751	$-	$-	$2,424,626	$2,515,287	$-	$-	$6,207,830	$6,605,039	$(397,209)
Costs	$3,878,681	$4,192,965	$821	$874	$565,012	$586,139	$12,817	$14,038	$4,457,331	$4,794,015	$(336,684)
Net profit (losses)	$(95,477)	$(103,213)	$(821)	$(874)	$1,859,614	$1,929,148	$(12,817)	$(14,038)	$1,750,499	$1,811,025	$(60,526)
Assets	$20,951,668	$19,191,075	$27,306	$26,411	$4,589,114	$4,121,673	$1,550	$1,691	$25,569,638	$23,340,850	$2,228,788
Liabilities	$(1,377,344)	$(1,261,604)	$-	$-	$(220,924)	$(198,421)	$(1,750)	$(1,909)	$(1,600,018)	$(1,461,934)	$(138,084)
Net assets	$19,574,324	$17,929,471	$27,306	$26,411	$4,368,190	$3,923,252	$(200)	$(218)	$23,969,620	$21,878,916	$2,090,704

This table shows that the effect of the Constant Rate versus the actual exchange rate fluctuations in the Current Six Month Period was to decrease our net income by $60,526 and increase our net assets by $2,090,704.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of April 30, 2023. Based upon that evaluation the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the material weakness previously identified in our Annual Report on Form 10-K filed on with the SEC on January 30, 2023.

The material weakness concerned a lack of adequate processes and procedures regarding the review of the elimination entries pertaining to the consolidation process.

We have implemented new controls and procedures that we believe will address the material weakness described above. Since the reported material weakness, we have been carefully monitoring the effectiveness of these new controls and procedures over the first and second quarters consolidations to determine their effectiveness in addressing the material weakness. Our quarterly closing procedures for both the first and second quarters of 2023 were completed without intercompany elimination errors. The Company believes that the revised processes and procedures implemented are effective in addressing the material weakness. The Company will continue to assess this up to the third quarter before concluding that the material weakness has been remediated.

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

Coda Octopus Group, Inc. (Registrant)

Date: June 14, 2023	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: June 14, 2023	/s/ Gayle Jardine
Gayle Jardine
Acting Chief Financial Officer

