Form 10-Q
period 2023-07-31
Coda Octopus Group, Inc.
filed 2023-09-13
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of September 11, 2023, is 11,117,695.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Financial Statements

For the Three Months Ended July 31, 2023 and 2022

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

July 31, 2023 and October 31, 2022

	2023	2022
	Unaudited
ASSETS
CURRENT ASSETS

Cash and Cash Equivalents	$24,890,568	$22,927,371
Accounts Receivable, net	2,509,425	2,870,600
Inventory	11,647,639	10,027,111
Unbilled Receivables	1,742,334	602,115
Prepaid Expenses	570,079	240,464
Other Current Assets	372,183	343,061

Total Current Assets	41,732,228	37,010,722

FIXED ASSETS
Property and Equipment, net	6,251,246	5,832,532

OTHER ASSETS
Goodwill and Other Intangibles, net	3,853,545	3,824,394
Deferred Tax Asset	132,776	259,810

Total Other Assets	3,986,321	4,084,204

Total Assets	$51,969,795	$46,927,458

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

July 31, 2023 and October 31, 2022

	2023	2022
	Unaudited

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable	$1,126,762	$793,247
Accrued Expenses and Other Current Liabilities	225,787	1,731,706
Deferred Revenue	640,775	943,569

Total Current Liabilities	1,993,324	3,468,522

LONG TERM LIABILITIES

Deferred Revenue, less current portion	139,242	76,127

Total Liabilities	2,132,566	3,544,649

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 11,117,695 issued and outstanding as of July 31, 2023 and 10,916,853 shares issued and outstanding as of October 31, 2022	11,118	10,918
Treasury Stock	(46,300)	(28,337)
Additional Paid-in Capital	62,802,551	62,313,988
Accumulated Other Comprehensive Loss	(2,198,618)	(4,737,124)
Accumulated Deficit	(10,731,522)	(14,176,636)

Total Stockholders’ Equity	49,837,229	43,382,809

Total Liabilities and Stockholders’ Equity	$51,969,795	$46,927,458

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022

Net Revenues	$4,890,532	$6,267,409	$15,788,325	$17,090,455
Cost of Revenues	1,525,308	1,704,765	5,046,855	5,336,171

Gross Profit	3,365,224	4,562,644	10,741,470	11,754,284

OPERATING EXPENSES
Research & Development	568,287	577,953	1,538,684	1,768,221
Selling, General & Administrative	1,934,323	1,960,978	6,138,968	6,116,085

Total Operating Expenses	2,502,610	2,538,931	7,677,652	7,884,306

INCOME FROM OPERATIONS	862,614	2,023,713	3,063,818	3,869,978

OTHER INCOME (EXPENSE)
Other Income	214,552	19,744	403,693	114,236
Interest Expense	-	-	-	(2,902)

Total Other Income	214,552	19,744	403,693	111,334

INCOME BEFORE INCOME TAX EXPENSE	1,077,166	2,043,457	3,467,511	3,981,312

INCOME TAX (EXPENSE) BENEFIT
Current Tax Expense	(68,771)	(326,732)	(137,555)	(503,191)
Deferred Tax Benefit	30,385	51,932	115,158	119,087

Total Income Tax Expense	(38,386)	(274,800)	(22,397)	(384,104)

NET INCOME	$1,038,780	$1,768,657	$3,445,114	$3,597,208

NET INCOME PER SHARE:
Basic	$0.09	$0.16	$0.31	$0.33
Diluted	$0.09	$0.16	$0.31	$0.32

WEIGHTED AVERAGE SHARES:
Basic	11,092,420	10,858,302	11,044,624	10,857,724
Diluted	11,284,137	11,375,141	11,236,341	11,374,563

NET INCOME	$1,038,780	$1,768,657	$3,445,114	$3,597,208

Foreign Currency Translation Adjustment	392,483	(805,157)	2,538,506	(2,830,758)

Total Other Comprehensive Income (Loss)	$392,483	$(805,157)	$2,538,506	$(2,830,758)

COMPREHENSIVE INCOME	$1,431,263	$963,500	$5,983,620	$766,450

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months and Nine Months Ended July 31, 2023 and 2022

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total

Balance, October 31, 2021	10,857,195	$10,858	$61,183,131	$(1,667,059)	$(18,477,857)	$-	$41,049,073

Employee stock-based compensation	-	-	325,175	-	-	-	325,175
Foreign currency translation adjustment	-	-	-	241,150	-	-	241,150
Net Income	-	-	-	-	1,217,248	-	1,217,248
Balance, January 31, 2022	10,857,195	$10,858	$61,508,306	$(1,425,909)	$(17,260,609)	$-	$42,832,646

Employee stock-based compensation	-	-	365,568	-	-	-	365,568
Stock issued for options exercised	1,107	1	(1)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(2,266,751)	-	-	(2,266,751)
Net Income	-	-	-	-	611,303	-	611,303
Balance, April 30, 2022	10,858,302	$10,859	$61,873,873	$(3,692,660)	$(16,649,306)	$-	$41,542,766

Employee stock-based compensation	-	-	285,104	-	-	-	285,104
Stock issued for options exercised	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	(805,157)	-	-	(805,157)
Net Income	-	-	-	-	1,768,657	-	1,768,657
Balance, July 31, 2022	10,858,302	$10,859	$62,158,977	$(4,497,817)	$(14,880,649)	$-	$42,791,370

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total

Balance, October 31, 2022	10,916,853	$10,918	$62,313,988	$(4,737,124)	$(14,176,636)	$(28,337)	$43,382,809

Employee stock-based compensation	-	-	182,153	-	-	-	182,153
Stock issued for options exercised	25,500	25	(25)	-	-	-	-
Foreign currency translation adjustment	-	-	-	1,607,650	-	-	1,607,650
Net Income	-	-	-	-	1,397,857	-	1,397,857
Balance, January 31, 2023	10,942,353	$10,943	$62,496,116	$(3,129,474)	$(12,778,779)	$(28,337)	$46,570,469

Employee stock-based compensation	-	-	196,261	-	-	-	196,261
Stock issued for options exercised	100,544	100	(101)	-	-	(2,838)	(2,839)
Foreign currency translation adjustment	-	-	-	538,373	-	-	538,373
Net Income	-	-	-	-	1,008,477	-	1,008,477
Balance, April 30, 2023	11,042,897	$11,043	$62,692,276	$(2,591,101)	$(11,770,302)	$(31,175)	$48,310,741

Employee stock-based compensation	-	-	110,350	-	-	-	110,350
Stock issued for options exercised	74,798	75	(75)	-	-	(15,125)	(15,125)
Foreign currency translation adjustment	-	-	-	392,483	-	-	392,483
Net Income	-	-	-	-	1,038,780	-	1,038,780
Balance, July 31, 2023	11,117,695	$11,118	$62,802,551	$(2,198,618)	$(10,731,522)	$(46,300)	$49,837,229

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,445,114	$3,597,208
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	521,515	652,762
Stock-based compensation	488,764	975,847
Deferred income taxes	127,034	(93,289)
(Increase) decrease in operating assets:
Accounts receivable	496,565	(303,370)
Inventory	(684,573)	(415,752)
Unbilled receivables	(1,120,414)	642,380
Prepaid expenses	(302,780)	727,360
Other current assets	(24,965)	151,825
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(1,263,526)	240,562
Deferred revenue	(297,837)	106,990
Net Cash provided by Operating Activities	1,384,897	6,282,523
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(432,932)	(1,120,051)
Purchases of other intangible assets	(76,677)	(75,834)
Net Cash Used in Investing Activities	(509,609)	(1,195,885)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes	-	(63,559)
Purchase of treasury stock	(17,963)	-
Net Cash Used in Financing Activities	(17,963)	(63,559)
EFFECT OF CURRENCY TRANSLATION ON CHANGES IN CASH AND CASH EQUIVALENTS	1,105,872	(1,399,815)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,963,197	3,623,264

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	22,927,371	17,747,656

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$24,890,568	$21,370,920
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$2,902
Cash paid for taxes	$1,270,100	$74,432

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2023, and October 31, 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Coda Octopus Group, Inc. (“Coda,” “the Company,” or “we”) operates two distinct operating business units. These are the Marine Technology Business (also referred to in this Form 10-Q as “Products Business,” or “Products Segment”) and the Marine Engineering Business (also referred to in this Form 10-Q as “Services Business,” “Engineering Business” or “Services Segment”). The Marine Technology Business sells and rents technology solutions to the subsea and underwater markets. These solutions are designed, developed, manufactured, and supported by the Company. Its main revenue generating product is its Echoscope® real time 3D imaging sonar series which includes its latest generation Echoscope PIPE® (Parallel Intelligent Processing Engine) which is the most advanced within its sonar series. In 2021, the Marine Technology Business launched a new diver management system (Diver Augmented Vision Display (“DAVD”)) for use in the global defense and commercial diving markets and which is a significant part of the Company’s growth plans. The requirements for the DAVD system emanated from the Office of Naval Research as part of its Future Naval Requirements Program. The DAVD embeds inside of the diver Head up Display (HUD) a pair of transparent glasses which is used as the data hub for displaying real time data to the diver. The concept of using a pair of transparent glasses as a data hub in the Head up Display (HUD) underwater is protected by patent and licensed to the Company by the United States Department of the Navy at Naval Surface Warfare Center Panama City Division. The Marine Engineering Business is an established sub-contractor to prime defense contractors and generally supplies proprietary sub-assemblies for incorporation into broader mission critical defense systems. These sub-assemblies are typically supplied for the life of the program. The Marine Engineering Business’ scope of services for these defense programs typically extends to concept, design, prototype and manufacture. The manufacturing contracts for these sub-assemblies can run over many years.

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

July 31, 2023, and October 31, 2022

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

July 31, 2023, and October 31, 2022

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

NOTE 3 – COST OF REVENUES

Our Cost of Revenues includes the cost of materials and related direct costs. With respect to sales made through the Company’s sales agents distribution network, we include in our Costs of Revenues commissions paid to agents for the specific sales they make. All other sales-related expenses, including those related to unsuccessful bids, are included in selling, general and administrative costs. As a component of Cost of Revenues, commissions in the 3-month period ended July 31, 2023, were $120,724 compared to $33,001 for the 3-month period ended July 31, 2022. Commissions in the 9-month period ended July 31, 2023, were $728,552 compared to $434,005 for the 9-month period ended July 31, 2022. The commissions incurred in these periods relate mainly to the Marine Technology Business.

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

NOTE 6 – INVENTORY

Inventory is stated at the lower of cost (First In, First Out method) or net realizable value. Inventory consisted of the following components as of the dates indicated:

	July 31,	October 31,
	2023	2022

Raw materials and parts	$8,940,798	$7,219,344
Work in progress	396,359	383,427
Finished goods	2,310,482	2,424,340
Total Inventory	$11,647,639	$10,027,111

NOTE 7 – FIXED ASSETS

Property and equipment consisted of the following as of:

	July 31,	October 31,
	2023	2022

Buildings	$5,852,425	$5,419,946
Land	200,000	200,000
Office machinery and equipment	1,888,864	1,556,030
Rental assets	2,636,744	2,252,292
Furniture, fixtures and improvements	1,214,734	1,108,787
Totals	11,792,767	10,537,055
Less: accumulated depreciation	(5,541,521)	(4,704,523)

Total Property and Equipment, net	$6,251,246	$5,832,532

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2023, and October 31, 2022

NOTE 8 – OTHER CURRENT ASSETS

Other current assets consisted of the following as of:

	July 31,	October 31,
	2023	2022

Deposits	$24,664	$18,631
Other Tax Receivables	172,271	151,217
Employee Retention Credit Receivables	173,213	173,213
Other Receivables	2,035	-
Total Other Current Assets	$372,183	$343,061

NOTE 9 – CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the balance sheet date. These amounts are stated on the consolidated balance sheets as Unbilled Receivables of $1,742,334 and $602,115 as of July 31, 2023, and October 31, 2022, respectively.

Deferred Revenue of $543,991 and $790,458 as of July 31, 2023, and October 31, 2022, respectively, consist of billings in excess of costs and revenues received as part of our warranty obligations upon completing a sale, as elaborated further in the last paragraph of this Note.

Sales of equipment include a separate performance obligation for warranty or Through Life Support (“TLS”) which may be optionally purchased by the customer. This is treated as deferred revenue which is amortized over the relevant obligation period (12 months is our standard warranty or 36 or 60-months from the date of delivery for our TLS product). These amounts are stated on the consolidated balance sheets as a component of Deferred Revenue and were $236,026 and $229,238 as of July 31, 2023, and October 31, 2022, respectively.

NOTE 10 – CONCENTRATIONS

Significant Customers

During the three months ended July 31, 2023, the Company had three customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $1,764,011, or 36.1% of net revenues, during the three-months ended July 31, 2023. Receivables from these customers were $1,034,570, or 41.2% of net receivables, as of July 31, 2023.

During the three months ended July 31, 2022, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $660,750, or 10.5% of net revenues, during the three-months ended July 31, 2022. Receivables from this customer were $246,100, or 5.8% of net receivables as of July 31, 2022.

During the nine months ended July 31, 2023, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $1,846,536, or 11.7% of net revenues, during the nine-months ended July 31, 2023. Receivables from this customer were $536,999, or 21.4% of net receivables, as of July 31, 2023.

During the nine months ended July 31, 2022, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $1,588,172, or 10% of net revenues, during the nine-months ended July 31, 2022. Receivables from this customer were $246,100, or 5.8% of net receivables, as of July 31, 2022.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements not yet effective that have significance or potential significance to our Consolidated Financial Statements.

NOTE 12 – EARNINGS PER SHARE

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
Fiscal Period	2023	2022	2023	2022
Numerator:
Net Income	$1,038,780	$1,768,657	$3,445,114	$3,597,208

Denominator:
Basic weighted average common shares outstanding	11,092,420	10,858,302	11,044,624	10,857,724
Unused portion of options and restricted stock awards	191,717	516,839	191,717	516,839
Diluted outstanding shares	11,284,137	11,375,141	11,236,341	11,374,563

Net income per share

Basic	$0.09	$0.16	$0.31	$0.33
Diluted	$0.09	$0.16	$0.31	$0.32

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2023, and October 31, 2022

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

During the nine month period ended July 31, 2023, the following transactions were completed under the 2017 Plan:

Restricted Stock Awards	The Company granted 54,046 restricted stock awards to eligible individuals.
Options	146,168 options vested in accordance with the agreed vesting schedule.
Options Exercised	199,496 options were exercised on a cashless basis resulting in the Company issuing 92,275 shares.
Restricted Stock Awards	108,568 restricted stock grants vested in accordance with the agreed vesting schedule.
Options Forfeited	3,000 options were forfeited under the terms of the award.
Restricted Stock Awards Forfeited	11,506 restricted stock awards were forfeited under the terms of the award.

As of July 31, 2023, there were 370,682 shares available for issuance under the 2017 Plan.

The total stock compensation expense during the nine months ended July 31, 2023 was $488,764.

During the nine month period ended July 31, 2022, the following transactions were completed under the 2017 Plan:

Restricted Stock Awards	The Company granted 64,887 restricted stock awards to eligible individuals.
Options	177,333 options vested in accordance with the agreed vesting schedule.
Options Exercised	3,333 options were exercised on a cashless basis resulting in the Company issuing 1,107 shares.

The total stock compensation expense during the nine-months ended July 31, 2022 was $975,847.

2021 Stock Incentive Plan

On July 12, 2021, the Board of Directors adopted the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan was approved by the Company’s stockholders at its Annual General Meeting held on September 14, 2021. The 2021 Plan is identical to the 2017 Plan in all material respects, except that the number of shares available for issuance thereunder is 1,000,000.

As of July 31, 2023, there were a total of 1,370,682 shares available for issuance under the 2017 Plan and 2021 Plan.

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2023, and October 31, 2022

NOTE 14 – SEGMENT ANALYSIS (Continued)

The following tables summarize segment asset and operating balances by reportable segment for the three and nine months ended July 31, 2023 and 2022, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended July 31, 2023

Net Revenues	$2,863,251	$2,027,281	$-	$4,890,532

Cost of Revenues	512,091	1,013,217	-	1,525,308

Gross Profit	2,351,160	1,014,064	-	3,365,224

Research & Development	557,260	11,027	-	568,287
Selling, General & Administrative	882,663	547,712	503,948	1,934,323

Total Operating Expenses	1,439,923	558,739	503,948	2,502,610

Income (Loss) from Operations	911,237	455,325	(503,948)	862,614

Other Income
Other Income	180,463	34,089	-	214,552

Total Other Income	180,463	34,089	-	214,552

Income (Loss) before Income Taxes	1,091,700	489,414	(503,948)	1,077,166

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	(39,064)	(55,476)	25,769	(68,771)
Deferred Tax (Expense) Benefit	-	-	30,385	30,385

Total Income Tax (Expense) Benefit	(39,064)	(55,476)	56,154	(38,386)

Net Income (Loss)	$1,052,636	$433,938	$(447,794)	$1,038,780

Supplemental Disclosures

Total Assets	$37,173,921	$13,962,350	$833,524	$51,969,795

Total Liabilities	$1,619,997	$679,522	$(166,953)	$2,132,566

Revenues from Intercompany Sales – eliminated from sales above	$1,174,823	$106,328	$300,000	$1,581,151

Depreciation and Amortization	$141,764	$25,716	$11,446	$178,927

Purchases of Long-lived Assets	$263,493	$2,814	$28,946	$295,253

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2023, and October 31, 2022

NOTE 14 – SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended July 31, 2022

Net Revenues	$4,004,557	$2,262,852	$-	$6,267,409

Cost of Revenues	532,248	1,172,517	-	1,704,765

Gross Profit	3,472,309	1,090,335	-	4,562,644

Research & Development	605,857	(27,904)	-	577,953
Selling, General & Administrative	731,200	700,820	528,958	1,960,978

Total Operating Expenses	1,337,057	672,916	528,958	2,538,931

Income (Loss) from Operations	2,135,252	417,419	(528,958)	2,023,713

Other Income (Expense)
Other Income	14,472	4,212	1,060	19,744
Interest Expense	-	-	-	-

Total Other Income (Expense)	14,472	4,212	1,060	19,744

Income (Loss) before Income Taxes	2,149,724	421,631	(527,898)	2,043,457

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	(226,264)	(23,148)	(77,320)	(326,732)
Deferred Tax (Expense) Benefit	378	2,141	49,413	51,932

Total Income Tax (Expense) Benefit	(225,886)	(21,007)	(27,907)	(274,800)

Net Income (Loss)	$1,923,838	$400,624	$(555,805)	$1,768,657

Supplemental Disclosures

Total Assets	$33,015,110	$13,354,167	$834,699	$47,203,976

Total Liabilities	$3,246,151	$774,497	$391,958	$4,412,606

Revenues from Intercompany Sales – eliminated from sales above	$966,316	$62,757	$607,500	$1,636,573

Depreciation and Amortization	$174,739	$24,209	$9,873	$208,821

Purchases of Long-lived Assets	$14,815	$22,125	$17,469	$54,409

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2023, and October 31, 2022

NOTE 14 – SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Nine Months Ended July 31, 2023

Net Revenues	$10,270,839	$5,517,486	$-	$15,788,325

Cost of Revenues	2,461,717	2,585,138	-	5,046,855

Gross Profit	7,809,122	2,932,348	-	10,741,470

Research & Development	1,513,973	24,711	-	1,538,684
Selling, General & Administrative	2,422,383	1,849,761	1,866,824	6,138,968

Total Operating Expenses	3,936,356	1,874,472	1,866,824	7,677,652

Income (Loss) from Operations	3,872,766	1,057,876	(1,866,824)	3,063,818

Other Income (Expense)
Other Income	345,390	58,303	-	403,693

Total Other Income (Expense)	345,390	58,303	-	403,693

Income (Loss) before Income Taxes	4,218,156	1,116,179	(1,866,824)	3,467,511

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	(166,649)	(77,517)	106,611	(137,555)
Deferred Tax (Expense) Benefit	-	-	115,158	115,158

Total Income Tax (Expense) Benefit	(166,649)	(77,517)	221,770	(22,397)

Net Income (Loss)	$4,051,507	$1,038,662	$(1,645,054)	$3,445,114

Supplemental Disclosures

Total Assets	$37,173,921	$13,962,350	$833,524	$51,969,795

Total Liabilities	$1,619,997	$679,522	$(166,953)	$2,132,566

Revenues from Intercompany Sales – eliminated from sales above	$4,088,818	$321,846	$900,000	$5,310,664

Depreciation and Amortization	$414,167	$75,201	$32,146	$521,515

Purchases of Long-lived Assets	$407,326	$25,606	$76,677	$509,609

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2023, and October 31, 2022

NOTE 14 – SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Nine Months Ended July 31, 2022

Net Revenues	$11,319,314	$5,771,141	$-	$17,090,455

Cost of Revenues	1,920,573	3,415,598	-	5,336,171

Gross Profit	9,398,741	2,355,543	-	11,754,284

Research & Development	1,752,478	15,743	-	1,768,221
Selling, General & Administrative	2,059,147	2,040,608	2,016,330	6,116,085

Total Operating Expenses	3,811,625	2,056,351	2,016,330	7,884,306

Income (Loss) from Operations	5,587,116	299,192	(2,016,330)	3,869,978

Other Income (Expense)
Other Income	32,576	79,256	2,404	114,236
Interest Expense	(2,502)	-	(400)	(2,902)

Total Other Income (Expense)	30,074	79,256	2004	111,334

Income (Loss) before Income Taxes	5,617,190	378,448	(2,014,326)	3,981,312

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	(492,505)	147,778	(158,464)	(503,191)
Deferred Tax (Expense) Benefit	5,159	(42,839)	156,767	119,087

Total Income Tax (Expense) Benefit	(487,346)	104,939	(1,697)	(384,104)

Net Income (Loss)	$5,129,844	$483,387	$(2,016,023)	$3,597,208

Supplemental Disclosures

Total Assets	$33,015,110	$13,354,167	$834,699	$47,203,976

Total Liabilities	$3,246,151	$774,497	$391,958	$4,412,606

Revenues from Intercompany Sales – eliminated from sales above	$1,769,365	$305,450	$1,815,000	$3,889,815

Depreciation and Amortization	$551,866	$72,056	$28,840	$652,762

Purchases of Long-lived Assets	$1,085,877	$34,174	$75,834	$1,195,885

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2023, and October 31, 2022

NOTE 15 – DISAGGREGATION OF REVENUE

	For the Three Months Ended July 31, 2023
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$1,321,495	$1,285,133	$2,606,628
Europe	503,186	742,148	1,245,334
Australia/Asia	442,670	-	442,670
Middle East/Africa	595,900	-	595,900

Total Revenues	$2,863,251	$2,027,281	$4,890,532

Major Goods/Service Lines
Equipment Sales	$2,143,203	$81,671	$2,224,874
Equipment Rentals	303,525	-	303,525
Software Sales	147,453	-	147,453
Engineering Parts	-	1,377,562	1,377,562
Services	269,070	568,048	837,118

Total Revenues	$2,863,251	$2,027,281	$4,890,532

Goods transferred at a point in time	$2,290,656	$81,671	$2,372,327
Services transferred over time	572,595	1,945,610	2,518,205

Total Revenues	$2,863,251	$2,027,281	$4,890,532

	For the Three Months Ended July 31, 2022
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$1,626,657	$1,468,483	$3,095,140
Europe	278,973	794,369	1,073,342
Australia/Asia	1,435,637	-	1,435,637
Middle East/Africa	663,290	-	663,290

Total Revenues	$4,004,557	$2,262,852	$6,267,409

Major Goods/Service Lines
Equipment Sales	$2,928,019	$451,416	$3,379,435
Equipment Rentals	380,984	-	380,984
Software Sales	252,204	-	252,204
Engineering Parts	-	999,228	999,228
Services	443,350	812,208	1,255,558

Total Revenues	$4,004,557	$2,262,852	$6,267,409

Goods transferred at a point in time	$3,180,223	$451,416	$3,631,639
Services transferred over time	824,334	1,811,436	2,635,770

Total Revenues	$4,004,557	$2,262,852	$6,267,409

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2023, and October 31, 2022

NOTE 15 – DISAGGREGATION OF REVENUE (Continued)

	For the Nine Months Ended July 31, 2023
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$3,562,038	$3,753,001	$7,315,039
Europe	2,011,784	1,764,485	3,776,269
Australia/Asia	3,799,349	-	3,799,349
Middle East/Africa	897,668	-	897,668

Total Revenues	$10,270,839	$5,517,486	$15,788,325

Major Goods/Service Lines
Equipment Sales	$7,215,919	$89,624	$7,305,543
Equipment Rentals	1,088,855	-	1,088,855
Software Sales	784,046	-	784,046
Engineering Parts	-	3,598,547	3,598,547
Services	1,182,019	1,829,315	3,011,334

Total Revenues	$10,270,839	$5,517,486	$15,788,325

Goods transferred at a point in time	$7,999,965	$89,624	$8,089,589
Services transferred over time	2,270,874	5,427,862	7,698,736

Total Revenues	$10,270,839	$5,517,486	$15,788,325

	For the Nine Months Ended July 31, 2022
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$4,109,260	$3,251,009	$7,360,269
Europe	991,323	2,520,132	3,511,455
Australia/Asia	4,477,178	-	4,477,178
Middle East/Africa	1,741,553	-	1,741,553

Total Revenues	$11,319,314	$5,771,141	$17,090,455

Major Goods/Service Lines
Equipment Sales	$6,945,001	$1,431,414	$8,376,415
Equipment Rentals	1,726,760	-	1,726,760
Software Sales	691,422	-	691,422
Engineering Parts	-	2,918,181	2,918,181
Services	1,956,131	1,421,546	3,377,677

Total Revenues	$11,319,314	$5,771,141	$17,090,455

Goods transferred at a point in time	$7,618,776	$1,431,416	$9,050,190
Services transferred over time	3,700,538	4,339,725	8,040,265

Total Revenues	$11,319,314	$5,771,141	$17,090,455

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2023, and October 31, 2022

NOTE 16 – INCOME TAXES

The Company’s tax rate may vary according to several factors including the composition and percentage of its revenue from its foreign subsidiaries versus US subsidiaries.

The Company’s effective tax rate for the three months ended July 31, 2023, and 2022, was 3.6% and 13.4% respectively. We have been recording the US tax rate of 25% for the US companies within our Group. We have been recording the UK tax rate at 0.0% as we believe our R&D tax credits will offset any tax liability incurred. We have made a provision for tax for our Danish company at a rate of 22.0%.

The Company’s effective tax rate for the nine months ended July 31, 2023, and 2022 was 0.6% and 9.6% respectively. We have been recording the US tax rate of 25% for the US companies. We have been recording the UK tax rate at 0.0% as we believe the UK subsidiaries R&D tax credits will offset any tax liability that they may incur. We have made a provision for tax for our Danish company at a rate of 22.0%.

NOTE 17 – CERTIFIED DEPOSIT INTEREST BEARING ACCOUNTS

The Company established certified deposit interest-bearing accounts with its current bankers HSBC NA and Jyske Bank in February 2023. These interest-bearing accounts are for rolling fixed short-term periods not exceeding 3 months and are classified in our financial statements as “cash equivalent”. In addition, we have an interest-bearing deposit account in the UK that tracks the Bank of England base rate which has no restrictions on access and has a current rate of 5.0%. The table below indicates the applicable interest rates and amounts which are held in certified deposit and unrestricted interest-bearing accounts at the date hereof:

Currency Denomination	Amount		HSBC	Jyske Bank (Denmark)
USD		$13,256,709	5.17%
GBP		£750,000	4.80%
GBP (Unrestricted access)		£1,248,151	5.00%
Euro		€795,000		1.9%
British Pound		£414,000		3.2%
Danish Kroner	DKK	3,190,000		1.6%
USD		$1,094,000		3.8%

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

The following discussion and analysis should be read in conjunction with our financial statements, included herewith and the audited financial statements included in our annual report on Form 10-K filed with the Securities and Exchange Commission on January 30, 2023. This discussion should not be construed to imply that the results discussed herein will necessarily be indicative of actual operating results in the future. This discussion represents only our management’s best present assessment.

General Overview

Throughout these discussions, the following terms shall have the meanings set forth below:

“Current Quarter”	Three month period ended July 31, 2023
“Previous Quarter”	Three month period ended July 31, 2022
“Current Nine Month Period”	Nine month period ended July 31, 2023
“Previous Nine Month Period”	Nine month period ended July 31, 2022

The Company operates two distinct businesses. These are:

●	the Marine Technology Business (also referred to in this Form 10-Q as “Products Business”, or “Products Segment”); and

●	the Marine Engineering Business (also referred to in this Form 10-Q as “Engineering Business”, or “Services Business” or “Services Segment”).

Our Marine Technology Business has operations in the USA, UK and Denmark. This business is an established technology solution provider to the subsea and underwater imaging, surveying and diving market. It has been operating as a supplier of solutions comprising both hardware and software products for over 25 years to this market and it owns key proprietary technology including real time volumetric 3D imaging sonar technology and cutting-edge diving technology, that are used in both the underwater defense and commercial markets. All design, development and manufacturing of our technology and solutions are performed within the Company. We sell our products and solutions globally and have a combination of direct sales and indirect sales (via our agents’ network). In Asia and Africa, we sell via agents, in the USA Europe and the Middle East we sell directly we sell directly. We also rent our products and solutions, particularly to tier-one offshore service providers, that prefer accounting for new offshore equipment as an operating expense rather than capital expense.

Our imaging sonar technology products and solutions marketed under the name of Echoscope® and Echoscope PIPE® are used primarily in the underwater construction market, offshore wind energy industry (offshore renewables), offshore oil and gas, forward looking obstacle avoidance, complex underwater mapping, salvage operations, dredging, bridge inspection, underwater hazard detection, port and harbor security, mining, mine counter measures, ship hull scanning, real time threat detection, fisheries, commercial and defense diving, and marine sciences sectors.

Our novel diving technology is distributed under the name “CodaOctopus® DAVD” (Diver Augmented Vision Display) to the global defense and commercial diving markets and is new to the market. The DAVD system which embeds a pair of transparent glasses in the Head up Display (HUD) is used as the data hub for displaying comprehensive real time data to the diver underwater. This also allows both the diver and the dive supervisor to visualize in real time the same underwater scene. We believe that the DAVD system has the potential to radically transform how diving operations are performed globally because it provides a fully integrated singular system for topside control and a fully connected HUD system for the diver allowing both the topside and diver to share a range of critical information including depth (pressure and temperature), compass and head tracking, real time dive timers and alerts, diver position and navigation, ultra-low light enhanced video system and enhanced digital voice communications. Limitations of current diving operations are that the diver only shares analog voice communications with the topside and there is no real time information including real time navigation, tracking and mapping of the dive area available to the diver. The topside must also manage several independent systems for video, communications, and positioning. The Company’s solution addresses these deficiencies. Another critical part of our solution is that by using the Company’s sonar technology, diving can be performed in zero visibility conditions, a common problem which besets these operations and can result in significant costs to the offshore service provider.

Although we generate most of our revenues from our real time 3D sonar which includes both proprietary hardware and software and the DAVD, we have a number of other products which we supply to the marine offshore market such as our inertial navigation systems (F280 Series®) and our geophysical hardware (DA4G) and software solutions (GeoSurvey which is widely used in the Oil & Gas sector and Survey Engine®, which include artificial intelligence based automatic detection systems). Our customers include offshore service providers to major oil and gas companies, renewable energy companies, underwater construction companies, law enforcement agencies, ports, mining companies, defense bodies, prime defense contractors, navies, research institutes and universities and diving companies. We also provide customization of services of our technology, particularly in the defense market and around our DAVD solutions where this is tailored for particular applications.

The Services Business has operations in the USA and UK. It is a trusted long-term Department of Defense (DoD) supplier. Its central business model consists of working with Prime Defense Contractors to design and manufacture sub-assemblies for utilization into larger defense mission critical integrated systems (“MCIS”). An example of such MCIS is the US Close-In-Weapons Support (CIWS) Program for the Phalanx radar-guided cannon used on combat ships. These proprietary sub-assemblies, once approved within the MCIS program, afford the Services Business the status of preferred supplier. Such status permits it to supply these sub-assemblies and upgrades in the event of obsolescence or advancement of technology for the life of the MCIS program. Customers include prime defense contractors such as Raytheon, Northrop Grumman, Thales Underwater and BAE Systems. The scope of services provided by this business encompasses concept, design, prototype, manufacturing and post-sale support including maintenance and obsolescence management.

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

In our industry we are widely considered the leading solution providers for underwater real time 3D visualization.

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

We have recently completed successful field and operations trials of the DAVD and our 3D sonar system with a major European Offshore Service Provider, who is a part of the “Big Four” Dredging companies (together these four controls 80% of the global dredging capacity).

The major European Offshore Provider conclusion from their final trial assessment report provided to the Company is that:

“The advantage of the DAVD alone (compass, depth, taking snapshots and presenting graphical information for diver and supervisor) or combined with a 3D live sonar video stream is clear and increases safety and efficiency.  The 3D sonar fits well within our scope of work and our survey division is aware of this. We think that the combination of DAVD and 3D sonar has potential within our organization….”.

We are currently in discussions on the investment model for adopting the DAVD.

The DAVD tethered version is now in early-stage adoption by different teams within the US Navy, such as the underwater construction and salvage teams and has been moved from the customer’s R&D phase to their operational phase. Operational phase means that the DAVD tethered version is now a standard item available for purchase and for which budget lines are established within the various user commands within the Navy. To support the continued transfer of the DAVD system to field operations, we are involved in training of the users.

The DAVD untethered prototype variant, which is the biggest market opportunity in the USA addressing the defense, law-enforcement and first-responders markets, was delivered in to our Navy customer for evaluation during our first quarter. As part of their evaluation process, we expect the customer to purchase a small batch of evaluation systems for wider fleet evaluation. The customer and the Company are currently actively demonstrating the untethered version at various trade shows. We continue to make progress on this and have received joint-funding (US and another NATO Country) for further customization of this variant for their adoption. This is the first time we have had firm commitment concerning an adoption path by a foreign NATO country. Furthermore, the integration of our real-time 3D Echoscope® technology in both the tethered and untethered DAVD systems is seen as instrumental and an additional key driver for onward adoption. We also recently completed a customization project for a full survey-grade underwater platform incorporating our real-time 3D volumetric imaging sonars (Echoscope PIPE®) for the Navy. The DAVD was specifically requested for integration on this new survey platform for the initial ship hull scanning application. Integration of DAVD onto this platform provides alternative and additive displays for the diver, and critically a low light emittance near-eye display compared to traditional high brightness tablets and monitors.

The concept of utilizing a pair of transparent glasses in the Head Up Display (HUD) underwater for this purpose, is protected by patent. All component parts of the DAVD system are proprietary to the Company and include software (4G USE® DAVD Edition), Diver Processing Pack – telemetry system (DPP), Top Side Controller and real time 3D Sonar. The Company benefits from the exclusive license from the U.S. Department of the Navy at Naval Surface Warfare Center Panama City Division to utilize the utility patent covering the concept of using the pair of transparent glasses as a data hub underwater. The DAVD tethered variant is an “Approved Navy Use” item. The untethered variant is currently going through validation process. This community of potential users requires the DAVD to be fully integrated with our real time 3D sonar, Echoscope®.

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

Cumulative Supply Chain Issues

We continue to experience shortage of key electronic components in the market and suppliers are still quoting lead times as long as 12 months out for routine components, including FPGAs (Field Programmable Gate Arrays) and significant price increases. The unavailability of components affects our business in a number of ways, including:

⮚	Our ability to progress ongoing projects including customer projects, particularly in the Engineering Segment.
⮚	Significant increase in prices because demand exceeds supply for these components.
⮚	Our ability to manufacture systems in our Marine Technology Business.
⮚	Our ability to fully utilize our Production staff when critical parts are unavailable.
⮚	Our ability to perform outstanding contractual obligations in the Engineering Business.

As a mitigation strategy we continue to invest in inventory both to protect against shortage and price increases.

Inflation

Inflation measured as the Consumer Price Index is significant in the countries in which we operate, although recently this is falling. For the 12-month period to July 2023, inflation rates were as follows:

⮚	Denmark 3.1% - source: Statistics Denmark,
⮚	UK 6.4% - source: Office of National Statistics; and
⮚	USA 3.2% - source: U.S. Bureau of Labor Statistics.

Inflation affects our business in several areas including increasing our cost of operations and our bill of material costs for the products we sell and therefore affects the attractiveness of our solutions for our customers and thus our overall financial results. It also puts the Company at a disadvantage in hiring in key areas, as potential candidates are seeking inflation-proof salaries. For further discussion on this, see below under “Inflation and Foreign Currency”.

Currency Fluctuations

The Company has operations in the USA, UK, Denmark, Australia and India. Our consolidated results include the Company’s foreign subsidiaries’ financial results which are translated from their functional currencies into USD our reporting currency. Revenue and expenses are translated using the weighted average exchange rates in effect during the reporting period and for assets and liabilities, the prevailing exchange rates at the balance sheet date. In the Current Quarter the USD weakened against major currencies including the British Pound, Euro, Danish Kroner and Indian Rupees (the functional currencies of the Company’s foreign subsidiaries). A significant part of our consolidated results is transacted in British Pounds and Danish Kroner and translated into USD for reporting purposes. In the Current Quarter for the purposes of reporting revenues and expenses, the value of the Pound and Euro (the Danish Kroner is pegged to the Euro) strengthened by 2.7% and 3.7% respectively, against the USD, when compared to the Previous Quarter. For reporting assets and liabilities, the Pound strengthened by 5.6% and the Danish Kroner by 7.8% when compared to the 2022 Fiscal Year End. Fluctuations in foreign currencies can affect our consolidated financial results including our reported revenue, profitability and our assets and liabilities valuation. The impact of currency fluctuations is discussed more fully below under the “Inflation and Foreign Currency” section. See also Note 5 (Foreign Currency Translation) to the unaudited Consolidated Financial Statements.

Skills/Resource Shortages and Pressure on Salaries and Wages

We are experiencing skill shortages in areas that are critical to our growth strategy including experienced sales and marketing personnel, software developers and skilled electronic technicians. The inflationary conditions and shortage of skilled workers in the countries in which we operate (US, the UK, Denmark and India) make it difficult for us to compete for these skills as there is extreme pressure on wages. It was widely reported in the UK press recently that “annual average total pay growth for the private sector was 7.9% in April to June 2023, the largest annual total growth rate since comparable records began in 2001 [The Economist August 19th-25th 2023 Edition]”. Furthermore, as a small business we do not have resilience built into our workforce. As a result, there is a risk in the face of global skills shortages coupled with a higher demand for skills that we could lose skills that are essential for our business including the manufacture of our products or continuation of our engineering services.

Concentration of Business Opportunities Where the Sales Cycle is Long and Unpredictable

The Services Business revenues are highly concentrated and are largely generated from subcontracts with a small number of Prime Defense Contractors. The sales cycle is generally protracted, and this may affect quarterly revenues. It is also dependent on the federal government appropriating budget for defense projects and where the federal government is unable to find consensus in the US Congress, this affects the timely award of sub-contracts from Prime Defense Contractors to our Services Business, which is reliant on these awards. Furthermore, the Marine Technology Business key opportunities which are critical to its growth strategy are in the Defense Market for both its imaging sonars and the DAVD, both of which are key pillars of the Company’s growth strategy. Due to the protracted nature of the government procurement process and cycle for defense spending under federal and/or state budgets, the sales cycle can be long and unpredictable, thus affecting timing of orders and thus quarterly revenues and our overall growth plans.

Impact on Revenues and Earnings

We are uncertain as to the extent of the impact the factors disclosed above and in our Form 10-K, covering the fiscal year ended October 31, 2022, will have on our future financial results.

Impact on Liquidity, Balance Sheet and Assets

The factors listed above may also adversely impact our availability of free cash flow, working capital and business prospects. As of July 31, 2023, we had cash and cash equivalents of $24,890,568. Based on our outstanding obligations and our cash balances, we believe we have sufficient working capital to effectively continue our business operations for the foreseeable future.

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

Consolidated Results of Operations

Our consolidated financial results include the results of the Company’s foreign subsidiaries. Foreign subsidiaries’ results are translated from their functional currencies to USD for reporting purposes. Currency fluctuations can therefore have an impact on our financial results, including our translated revenue and profitability. In the Current Quarter our consolidated revenue was $4,890,532 compared to $6,267,409 in the Previous Quarter, a fall of 22.0%. When applying the same exchange rate as the Previous Quarter (“referred to as “the Constant Rate”), our consolidated revenue would have been 0.4% or $18,633 lower than the reported $4,890,532 and therefore the movement in currency had a positive impact on our revenue in the Current Quarter. During the Current Quarter total operating expenses marginally fell by 1.4%. Income from operations fell by 57.4%. Net income before taxes fell by 47.3% and was $1,077,166 compared to $2,043,457. Further details concerning our financial results, including revenue during the Current Quarter is discussed immediately below.

Segment Summary

Marine Technology Business

In the Current Quarter, the Marine Technology Business generated $2,863,251 or 58.5% of our consolidated revenues compared to $4,004,557 or 63.9% in the Previous Quarter, representing a fall 28.5%. Gross Profit Margin was lower at 82.1% in the Current Quarter compared to 86.7% in the Previous Quarter, representing a fall of 4.6%. The fall in gross profit margin is largely attributed to the following combination of factors: agents commission in the Current Quarter increased by 265.8% to $120,724 compared to $33,001 in the Previous Quarter; and we also sold less units of rentals, software and customization services, all of which yield a higher gross profit margin. Total operating expenses increased in the Marine Technology Business by 7.7% and were $1,439,923 compared to $1,337,057 in the Previous Quarter. This is largely due to exchange rate variance (a non-cash item within SG&A). Income from operations in the Marine Technology Business was $911,237.

Within the business model of our Marine Technology Business, we have outright sales of our technology and rentals of equipment with associated services. Rentals requirements and usage mainly emanate from Europe and are largely used by Tier One Offshore Service Providers. Rentals and associated services are a significant part of our business model and growth strategy, since these Tier One Service Providers generally rent equipment as opposed to purchase. In addition, a significant part of these revenues comprises associated services which encompass our field engineers providing support in the mobilization of the equipment and providing training to users. In the Current Nine Month Period we have seen a sharp fall in our rental associated services revenues.

We believe the sharp fall in our rental and associated services revenues and lack of growth in this area is largely due to a slowdown in European development of offshore wind power generation, the delays in European operators entering the US renewables market and a decrease in construction work in general. The offshore renewable energy market is an important sector for our technology and success in this market is important for our growth. It is reported that the slowdown in Europe in the offshore renewable market is attributable to the factors below.

1)

costs rising in excess of 40% compounded by higher interest rates against the backdrop of fixed price contracts which are no longer viable resulting in abandonment of a number of projects (example, Vattenfall recently abandoned a 1.4-gigawatt wind farm project in the UK which would have provided power for 1.5 million households [[source www.windeurope.org]. Similarly, Orsted (the world’s biggest developer of offshore wind) recently warned that several of its offshore wind projects are being hurt by suppliers’ delays which could lead to a write down of 2.3 billion relating to US Projects (Ocean Wind 1, Sunrise Wind and Revolution Wind) – source Bloomberg.

2)	It is reported that “the European Parliament is almost ready to enter negotiations with the Member States and the EU Commission (trialogues) on a revised final deal. The 27 EU Member States have not yet finalized and agreed their negotiating mandate on the EU electricity market design revision. It is expected they will reach agreement as well in Autumn for trialogues to begin. The EU electricity market design reform needs to be finalized by the end of 2023 as mandated by EU Heads of State and Government earlier this year” [source www.windeurope.org].

3)	In keeping with ourselves, major developers and suppliers of wind turbines and offshore power generation in Europe including Vattenfall, Orsted, Siemens and Vestas have all reported significant falls in revenues relating to wind farm installations. Reduction in these installations will result in lower demand for our Echoscope® cable monitoring and laying solution. The Echoscope® is widely used in Europe in these installations – as the sensor used for monitoring the cable in real time and providing visualization of the cable touch down point.

We have also seen a sharp fall in outright sales (as opposed to rentals) of equipment from the Asia-region. This is attributed to the slow pace of conversion of our proposals into orders from Asia. China is the biggest investor in offshore wind, and we have seen a slowdown in the pace of converting our price proposals to orders. The sharp fall in revenues from the construction sector reflects the slow pace of conversion of proposals into firm orders from Japan. Japan is a significant market for our technology for the underwater construction market where the Echoscope® tool is widely used for underwater construction activities (placements, monitoring and surveying). In the Previous Quarter we had sales of $1,435,637 from the Asia region as compared to $442,670 in the Current Quarter, representing a fall of 69.2%. Notwithstanding this significant fall in sales in the Asia Region we continue to grow our pipeline of opportunities in that region and do not believe this is systemic as we continue to increase the number of opportunities we are handling including providing price proposals. Accordingly, we believe that we have a good outlook for converting some of these into firm orders in the fourth quarter of our current fiscal year and our first quarter of 2024.

The breakdown of our Marine Technology Business sales by market application for our technology in the Current and Previous Quarter is set out below:

Application	Percentage of revenues in the Current Quarter	Percentage of revenues in the Previous Quarter
Renewable	15.0%	20.4%
Construction	10.0%	37.9%
*Defense	46.5%	40.4%
Oil & Gas	4.5%	1.3%
Mining	21.2%	—

*Includes revenues attributable to our DAVD product also.

Services Business

In the Current Quarter, the Services Business generated $2,027,281 or 41.5% of our consolidated revenues compared to $2,262,852 or 36.1% in the Previous Quarter, representing a fall in sales of 10.4%. Gross Profit Margin was higher at 50.0% in the Current Quarter compared to 48.2% in the Previous Quarter, representing an increase of 1.8%. Total operating expenses fell in the Services Business by 17.0% and were $558,739 compared to $672,916 in the Previous Quarter. Income from operations was $455,325. Our Services Segment is comprised of the UK Operations and the US Operations. During the Current Nine Month Period, the UK Operations has experienced significant delays in securing orders from its UK customers. While we still expect to receive these orders, this delay has impacted significantly on the revenue from the UK Operations of our Services Business and has contributed to the overall fall in our consolidated financial results in the Current Quarter. We believe the reason for this delay is that some of our customers’ priorities have temporarily shifted to supporting requirements for Ukraine which are land-based solutions and are not, for example, mine hunting. We do not believe these opportunities have gone away but have, instead, been postponed.

Results of Operations for the Current Quarter compared to the Previous Quarter

Revenue: Total consolidated revenues for the Current Quarter and the Previous Quarter were $4,890,532 and $6,267,409 respectively, representing a decrease of 22.0%. Consolidated revenue in the Current Quarter has fallen sharply largely due to a fall in sales in the Marine Technology Business. As discussed above, both of our reporting segments have realized lower revenue in the Current Quarter. The fall in sales in the Marine Technology Business is due to slow down of project work in Europe (including offshore renewables) affecting our rental and associated services revenues and also sales in Asia one of our core markets (in the Previous Quarter our Marine Technology Business had sales of $1,435,637 from the Asia region as compared to $442,670 in the Current Quarter). Since the beginning of the current fiscal year the Services Business UK Operations has experienced delays in receiving anticipated orders from its customers and this has, in turn, affected revenue in the Current Quarter. This is largely because its customers’ have prioritized land-based applications to support the efforts in Ukraine and this has caused a delay in naval-related projects and requirements.

Gross Profit Margins: Margin percentage was weaker in the Current Quarter at 68.8% (gross profit of $3,365,224) compared to 72.8% (gross profit of $4,562,644) in the Previous Quarter. This is due to a combination of factors. These include: a lower percentage of our consolidated revenue is attributable to the Marine Technology Business which yields higher margins (in the Previous Quarter the Marine Technology Business generated 63.9% of our consolidated revenues compared to 58.5% in the Current Quarter); higher commission costs were incurred by this business on its sales in the Current Quarter coupled with lower units of software, rentals with associated services and customization services revenues within the mix of sales in the Current Quarter.

Gross profit margins reported in our financial results may vary according to several factors. These include:

●	The percentage of consolidated sales that is attributable to the Marine Technology Business versus the Services Business. The gross profit margin yielded by the Marine Technology Business is generally higher than that of the Services Business.
●	The percentage of consolidated sales which is attributable to the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials for our Department of Defense contracts (DoD subcontracts).
●	The mix of sales within the Marine Technology Business during the reporting period:

●	Outright Sales versus Rentals.
●	Hardware Sales versus Software (software is generally higher margin).
●	Mix of Services rendered in the period –offshore services (such as mobilization and training support versus paid customer research and development projects relating to customization of our technology for their application)).

●	Level of commissions on products which may vary according to volume. Both the Services and Marine Technology Businesses work with sales/distribution agents. Most of the Marine Technology Business sales in Asia are via agents or distributors. See Note 3 to the unaudited Consolidated Financial Statements “Cost of Revenues” for more discussion on this. Although the Services Business works with sales agents, this is on a much lesser scale than the Marine Technology Business.
●	Level of Rental Assets in the Marine Technology Business’ Rental Pool and therefore the depreciation expenses may vary accordingly.
●	The mix of engineering projects performed by our Services Business (Design prototyping versus manufacturing), may also affect Gross Profit Margins.

In the Current Quarter, gross profit margins for the Marine Technology Business were 82.1% compared to 86.7% in the Previous Quarter. For the Services Business these were 50.0% in the Current Quarter compared to 48.2% in the Previous Quarter.

Since there are more variable factors affecting gross profit margins in the Marine Technology Business, a table showing a summary of the make-up of sales generated by this business in the Current Quarter compared to the Previous Quarter is set out below:

Marine Technology (Products Business)	July 31, 2023	July 31, 2022	Percentage Change
Equipment Sales	$2,143,203	$2,928,019	Decrease of 26.8%
Equipment Rentals	303,525	380,984	Decrease of 20.3%
Software Sales	147,453	252,204	Decrease of 41.5%
Services	269,070	443,350	Decrease of 39.3%

Total Net Sales	$2,863,251	$4,004,557	Decrease of 28.5%

In the Current Quarter the Marine Technology Business incurred commission costs of $120,724 compared to $33,001 in the Previous Quarter, representing an increase of 265.8%. A significant percentage of the Marine Technology Business sales in foreign territories such as South Korea, Japan, China and South Africa are conducted through sales agents and distributors. Sales by this business in the USA, Europe and Middle East is generally direct.

Further information on the performance of each business segment in the Current Quarter compared to the Previous Quarter including revenues by type and geography can be found in Notes 14 and Note 15 (Segment Analysis and Disaggregation of Revenue, respectively) to the unaudited Consolidated Financial Statements.

Research and Development (R&D): R&D expenditure in the Current Quarter was $568,287 compared to $577,953 in the Previous Quarter, representing a slight fall of 1.7%. This is in line with our strategy of focusing more of our resources on business development, marketing and global brand building efforts.

R&D expenditure is incurred by the Services Business on its Thermite® range of mission computers. This product line remains important to the Services Business for growth and diversification of revenue. We have received a small order for a small run of our new generation of Thermite® that we will be delivering throughout this financial year to a NATO member country.

R&D expenditure in the Marine Technology Business is incurred in connection with investments in developing and maintaining its products and solutions. These expenditures are an essential part of our business, as on an ongoing basis we need to continue to innovate around our solutions and remain competitive in the markets in which we operate.

Segment	July 31, 2023	July 31, 2022	Percentage Change
Services Segment R&D Expenditure	$11,027	$(27,904)	Infinite
Products Segment R&D Expenditure	$557,260	$605,857	Decrease of 8.0%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter were marginally lower by 1.4% and were $1,934,323 in the Current Quarter compared to $1,960,978 in the Previous Quarter.

Notable within our key areas of SG&A expenditure is the increase in Legal and Professional expenditure. In the Previous Quarter our audit fees were subject to an adjustment by way of reduction of $125,000. In real terms therefore the increase in this category of expenses in the Current Quarter is $34,017 and is attributable to the Company’s recent engagement of tax specialists to assist in the preparation of the Company’s federal and state tax returns and an increase in our audit fees.

Furthermore, within the category of SG&A we have transactions which are cash charges and non-cash charges. The non-cash charges comprise depreciation, amortization, stock-based compensation charges and exchange rate variance. In the Current Quarter non-cash items as a percentage of SG&A expenses was 17.2% compared to 19.3%. In the Current Quarter stock-based compensation charges were $110,350 compared to $285,106 in the Previous Quarter. Exchange rate variance on transactions translation adjustment in the Current Quarter was $106,038 compared to ($37,693) in the Previous Quarter.

Key Areas of SG&A Expenditure across the Company for the Current Quarter compared to the Previous Quarter are:

Expenditure	July 31, 2023	July 31, 2022	Percentage Change
Wages and Salaries	$862,493	$983,029	Decrease of 12.3%
Legal and Professional Fees (including accounting and audit)	$359,285	$200,268	Increase of 79.4%
Rent for our various locations	$7,977	$15,389	Decrease of 48.2%
Marketing	$47,002	$58,684	Decrease of 19.9%

In the Current Quarter “Wages and Salaries” fell due to a reduction in staff head count in the Engineering Business and at the Group Management level (CFO position). As we hire new staff this line item is likely to increase on a full-year basis.

In general, the category of “Rent” is not material for the Company as we own most of our premises and facilities. The current category of rent largely reflects our premises in Copenhagen and storage facility.

In respect of “Legal and Professional Fees”, in the Previous Quarter we had an exceptional adjustment of $125,000 to our audit fees and therefore the figure for this category in the Previous Quarter without this reduction would have been $325,268 compared to $359,285 in the Current Quarter, representing a 10.5% increase in this category of expenses. The increase in this category reflects an increase in both audit and tax specialists’ fees.

Our marketing comprises a range of activities which include trade shows in different parts of the world, particularly in Europe, North America, Asia and the Middle East. Although marketing expenditure has fallen in the Current Quarter, we anticipate that on a full year basis this will increase over the previous financial year as we shift our focus from R&D to business development and marketing including undertaking efforts to build our brands. As part of our brand building efforts, we have recently established a Digitalization Team and we are currently recruiting for this team. We therefore anticipate a significant increase in this area of expenditure this year and subsequent years.

Operating Income: In the Current Quarter, Operating Income fell by 57.4% and was $862,614 as compared to $2,023,713 in the Previous Quarter. This is as a result of a material fall of 22.0% in our consolidated revenues for the reasons discussed earlier.

Other Income: In the Current Quarter, we had Other Income of $214,552 compared to $19,744, representing an increase of 986.7% from the Previous Quarter. In the Current Quarter $211,704 of this amount represents interest earned on our certified deposit accounts. In February 2023, we established certified deposit accounts with our existing bankers. These accounts are for fixed 3-month rolling periods and constitute “cash equivalents” in our current unaudited consolidated financial statements. We anticipate that the interest earned on these certified deposit accounts will be material in the future if interest rates continue to rise. See Note 17 to the unaudited Consolidated Financial Statements where this is discussed further.

Net Income before income taxes: In the Current Quarter, we had income before income taxes of $1,077,166 as compared to $2,043,457 in the Previous Quarter, representing a fall of 47.3%. Net income before income taxes fell largely due to a significant fall in our consolidated revenues in the Current Quarter.

Net Income: In the Current Quarter we had Net Income of $1,038,780 compared to $1,768,657 in the Previous Quarter, representing a fall of 41.3%. We have recorded a Current Tax Expense of $68,771 in the Current Quarter and $326,732 in the Previous Quarter. We have also recorded Deferred Tax Benefit of $30,385 compared to $51,932 in the Previous Quarter. Our tax expenses depend on the composition of our consolidated income, and in particular the percentage that is attributable to the Company and its US subsidiaries together versus the percentage attributable to the Company’s foreign subsidiaries. In the Current Quarter, the Company and its US subsidiaries had no taxable income. The Company’s UK and Danish subsidiaries had taxable income in their respective tax jurisdictions. The Company’s UK subsidiaries have carryforward losses and therefore no provision has been made for tax liability for the UK subsidiaries in the Current Quarter. The Danish subsidiary has no carryforwards or other tax relief in its tax jurisdiction and therefore we have recorded $15,554 for tax liability.

Comprehensive Income. In the Current Quarter Comprehensive income was $1,431,263 compared to $963,500 for the Previous Quarter reflecting adjustments resulting from foreign currency translations. This category is affected by fluctuations in foreign currency exchange transactions both relating to our profit and loss expenses and our assets and liabilities on our balance sheet and are largely paper losses or gains, as may be applicable in the reporting period. In the Previous Quarter we had a loss of $805,157 on foreign currency translation adjustment transactions compared to a gain of $392,483 in the Current Quarter. A significant part of the Company’s operations is based in the UK and Denmark, and therefore a major part of our assets and liabilities recorded in our consolidated balance sheet and profit and loss expenses are translated from the functional currencies of these subsidiaries into USD for reporting purposes, thus accounting for the changes. See Table 1 under the section of the MD&A which concerns “Inflation & Foreign Currency”, and which shows the impact of the currency adjustments on our Income Statement and Balance Sheet in the Current Quarter compared to the Previous Quarter.

Results of Operations for the Current Nine Month Period compared to the Previous Nine Month Period

Revenue: Total consolidated revenues for the Current Nine Month Period and the Previous Nine Month Period were $15,788,325 and $17,090,445 respectively, representing a fall of 7.6%. In the Current Nine Month Period, the Marine Technology Business revenues were $10,270,839 compared to $11,319,314, representing a 9.3% when compared to the Previous Nine Month Period. The Services Business revenues in the Current Nine Month Period and the Previous Nine Month Period were $5,517,486 and $5,771,141, representing a fall of 4.4%. The fall in our consolidated revenues in the Current Nine Month Period is caused by a significant fall in our Marine Technology Business revenue in the third quarter, as a result of a fall in sales from the Asia region and a fall in rentals and associated services. In the Previous Nine Month Period, sales from the Asia region totaled $4,477,178 and in the Current Nine Month Period sales from this region totaled $3,799,349. Additionally, the UK Operations of our Services Segment has over the Current Nine Month Period experienced significant delays in receiving anticipated orders from their customers and which were planned within their pipeline of opportunities. This is due to their customers’ priorities being land-based applications for support to Ukraine and which has caused delays in projects concerning naval requirements. Furthermore, when applying the Constant Rate (Previous Nine Month Period exchange rate) our Current Nine Month Period revenue has been impacted and is 1.8% or $291,264 lower due to exchange rate fluctuations.

Gross Profit Margins: Consolidated Margin percentage was lower in the Current Nine Month Period at 68.0% (gross profit of $10,741,470) compared to 68.8% (gross profit of $11,754,284). The main factors which have resulted in the lower margins are:(i) a lower percentage of our consolidated revenue is attributable to the Marine Technology Business which generally yields a higher gross profit margins (in the Previous Nine Month Period the Marine Technology Business generated 66.2% of our consolidated revenues compared to 65.1% in the Current Nine Month Period); and (ii) increased commission costs were incurred by this business on its sales in the Current Nine Month Period; and (iii) the mix of sales generated by this business - more units of hardware sales were sold in the period (which yield lower gross profit margins) combined with lower units of rentals and customization services being sold in the Current Nine Month Period.

Gross profit margins reported in our financial results may vary according to several factors. These include:

●	The percentage of consolidated sales that is attributable to the Marine Technology Business versus the Services Business. The gross profit margin yielded by the Marine Technology Business is generally higher than that of the Services Business.
●	The percentage of consolidated sales which is attributable to the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials for our Department of Defense contracts (DoD subcontracts).
●	The mix of sales within the Marine Technology Business during the reporting period:

●	Outright Sales versus Rentals.
●	Hardware Sales versus Software (software is generally higher margin).
●	Mix of Services rendered in the period – offshore services (such as mobilization and training support versus paid customer research and development projects relating to customization of our technology for their application).

●	Level of commissions on products which may vary according to volume. Both the Services and Marine Technology Businesses work with sales/distribution agents. Most of the Marine Technology Business sales in Asia is conducted via agents or distributors. See Note 3 to the unaudited Consolidated Financial Statements “Cost of Revenue” for more discussion on this.
●	Level of Rental Assets in the Marine Technology Business’ Rental Pool and therefore the depreciation expenses may vary accordingly.
●	The mix of engineering projects performed by our Services Business (Design prototyping versus manufacturing), may also affect Gross Profit Margins.

In the Current Nine Month Period gross profit margins for the Marine Technology Business were 76.0% compared to 83.0% in the Previous Nine Month Period. For the Services Business these were 53.1% compared to 40.8% in the Previous Nine Month Period. In the Current Nine Month Period, margins weakened in the Marine Technology Business largely because of the composition of our sales in the Current Nine Month Period (more units of hardware sales and less rentals and customization services) along with the higher commission costs on sales incurred in the period. Commission costs for the Current Nine Month Period were $728,552 compared to $434,005 in the Previous Nine Month Period, representing a 67.9% increase. A significant percentage of our sales in foreign territories such as South Korea, Japan, China and South Africa are conducted through our sales agents and distributors. Moreover, in the Current Nine Month Period, the Marine Technology Business had more units of hardware sale ($7,215,919 compared to $6,945,001), a 3.9% increase. In general, gross profit margins are lower on our units of hardware sale than software, rentals with associated services and technology customization services. In addition, the Services Business gross profit margins strengthened in the Current Nine Month Period. This is attributable to the fact that in the Previous Nine Month Period its margins were exceptionally low because a high percentage of its revenues in that period related to a specific project which carried a much lower than typical Gross Profit Margin.

Services Business

Gross Profit Margins for the Services Business were higher at 53.1% in the Current Nine Month Period compared to 40.8% in the Previous Nine Month Period. The wide swing in Gross Profit Margins in the Services Business in the Current Nine Month Period is explained on the basis that in the Previous Nine Month Period 24.8% of its revenues ($1,431,414) was attributable to an engineering project which carried a much lower than typical Gross Profit Margin. This project has afforded the Company an opportunity to serve a new market sector (motor racing) with a prestigious customer which we believe will open other opportunities with this customer and in this sector.

Marine Technology Business

Gross profit margins for the Marine Technology Business were lower in the Current Nine Month Period at 76.0% compared to 83.0% in the Previous Nine Month Period. The factors impacting on gross profit margins in the Current Nine Month Period are: higher units of hardware sales (which attract less margin) combined with lower units of rentals and customization services sales in the period; and higher commission costs ($690,260 compared to $434,005). Since there are more variable factors affecting gross profit margins in the Marine Technology Business, a table showing a summary of the make-up of sales generated by this business in the Current Nine Month Period compared to the Previous Nine Month Period is set out below:

Marine Technology Business	July 31, 2023	July 31, 2022	Percentage Change
Equipment Sales	$7,215,919	$6,945,001	Increase of 3.9%
Equipment Rentals	1,088,855	1,726,760	Decrease of 36.9%
Software Sales	784,046	691,422	Increase of 13.4%
Services	1,182,019	1,956,131	Decrease of 39.6%
Total Net Sales	$10,270,839	$11,319,314	Decrease of 9.3%

Further information on the performance of each Segment including revenues by product and geography can be found in Notes 14 and 15 (Segment Analysis and Disaggregation of Revenue) to the unaudited Consolidated Financial Statements.

Research and Development (R&D): R&D expenditures in the Current Nine Month Period were $1,538,684 compared to the $1,768,221 in the Previous Nine Month Period, representing a decrease of 13.0%. This is in line with our strategy of changing our focus to marketing, business development and global brand building.

●	Services Business

During the Current Nine Month Period, the Services Business R&D expenditure modestly increased by $8,968 or 56.9%. R&D expenditure is incurred by the Services Business on its Thermite® range of mission computers. This product line remains important to the Services Business for growth and diversification of revenue. We are now re-engaging our customers who had the Thermite® on trial and as we understand our customer base requirements better, we may incur more expenditure on developing this range of products. We have received a small order for a small run of our new generation of Thermite® that we will be delivering throughout this financial year to a NATO member country.

●	Marine Technology Business

During the Current Nine Month Period R&D expenditure in the Marine Technology Business decreased by 13.6% from $1,752,478 in the Previous Nine Month Period to $1,513,973. R&D expenditure is incurred by this business in connection with investments in developing its products and solutions. These expenditures are an essential part of our business, as on an ongoing basis we need to continue to innovate around our solutions. In prior periods, we incurred significant expenditures developing the new generation of Echoscope PIPE® technology, our new F280 Series® and our Diver Augmented Vision Display (DAVD) system. These high expenditure projects are now completed and although we necessarily continue to incur R&D expenditures, we anticipate these will be less capital intensive going forward.

Segment	July 31, 2023	July 31, 2022	Percentage Change
Services Segment R&D Expenditures	$24,711	$15,743	Increase of 56.9%
Products Segment R&D Expenditures	$1,513,973	$1,752,478	Decrease of 13.6%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Nine Month Period increased to $6,138,968 from $6,116,085 in the Previous Nine Month Period, representing an increase of 0.4%.

There has been a modest increase in SG&A expenditures in the Current Nine Month Period. Notwithstanding, the recorded $6,138,968 in the Current Nine Month Period is below our internal budget for this fiscal year. This is due to a number of factors including challenges in recruiting in key areas of our business or to replace staff in the Engineering Business due to global skills shortage in the areas in which we are recruiting (business development, marketing, electronic engineers and software engineers).

SG&A includes transactions which are cash charges and non-cash charges. The non-cash charges comprise depreciation, amortization, stock-based compensation charges and exchange rate variance. In the Current Nine Month Period non-cash items as a percentage of SGA was 19.0% compared to 18.6% in the Previous Nine Month Period. In the Current Nine Month Period there was notably a significant reduction in Stock based compensation charges which were $488,764 in the Current Nine Month Period compared to $975,849. Exchange rate variance on transactions translation adjustment in the Current Nine Month Period was $341,317 compared to ($247,814) in the Previous Nine Month Period.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

Expenditure	July 31, 2023	July 31, 2022	Percentage Change
Wages and Salaries	$2,617,304	$2,826,651	Decrease of 7.4%
Legal and Professional Fees (including accounting and audit)	$1,232,157	$949,504	Increase of 29.8%
Rent for our various locations	$34,952	$45,876	Decrease of 23.8%
Marketing	$149,262	$210,057	Decrease of 28.9%

Wages and salaries in the Current Nine Month Period are lower than in the Previous Nine Month Period. However, on a full-year basis we expect this category of expenditure to increase over the prior financial year as we currently have a reduced staff head count including in the area of a management position, CFO. In addition, we anticipate that wages and salaries will increase because of pressure on wages and salaries, and we currently have several key positions which we are seeking to fill.

The increase in the “Legal and Professional” category of expenditures in the Current Nine Month Period reflects an increase in the costs of our accounting and audit services fees and additional costs of tax specialists engaged. The Previous Nine Month Period Legal and Professional expenses of $949,504 reflect an exceptional adjustment by way of reduction of audit fees by $125,000. In real terms therefore the fees attributable to this category in the prior period is $1,074,504 compared to $1,232,157 in the Current Nine Month Period, representing an increase of 14.67%.

In general, the category “Rent” is not material for the Company as it owns substantially all of its premises and facilities. The current category of rent largely reflects our premises in Copenhagen and a storage facility that we maintain for our business operations.

Our marketing comprises a range of activities which include trade shows in different parts of the world, particularly in Europe, North America, Asia and the Middle East. Although in the Current Nine Month Period these costs are lower than the Previous Nine Month Period, we expect on a full year basis these costs will be higher than the previous financial year as we pivot our activities from research and development to marketing and business development. Business development, marketing and global brand building are key areas within our business strategy. As part of our brand building efforts, we have recently established a Digitalization Team and we are currently recruiting for this team.

Operating Income: Our income from our operating activities in the Current Nine Month Period was $3,063,818 as compared to $3,869,978 in the Previous Nine Month Period which represents a fall of 20.8%. This is due to a fall in our consolidated revenues in the Current Nine Month Period due to the reasons explained above. In the third quarter of our current fiscal year, we experienced a significant reduction in revenue (22.0% less than the previous third quarter).

Other Income: In the Current Nine Month Period, this increased by 253.4% and was $403,693 as compared to $114,236 in the Previous Nine Month Period. In the Current Nine Month Period $395,161 is attributable to interest earned on our 3-month rolling certified deposit accounts. See Note 17 to the unaudited Consolidated Financial Statements for more information.

Net Income before income taxes: In the Current Nine Month Period, we had a net income before income taxes of $3,467,511 as compared to $3,981,312 in the Previous Nine Month Period, representing a fall of 12.9%. This is largely due to a fall in our consolidated revenue for the reasons explained earlier.

Net Income: In the Current Nine Month Period we had Net Income of $3,445,114 compared to $3,597,208 in the Previous Nine Month Period, representing a fall of 4.2%. We have recorded current tax expense of $137,555 in the Current Nine Month Period and $503,191 in the Previous Nine Month Period. We also recorded Deferred Tax Benefit in the Current Nine Month of $115,158 compared to $119,087 in the Previous Nine Month Period. Our tax expenses depend on the composition of our consolidated income, and in particular the percentage attributable to the Company and its US subsidiaries together versus the percentage attributable to the Company’s foreign subsidiaries. In the Current Nine Month Period the Company and its US subsidiaries had no taxable income. The Company’s UK and Danish subsidiaries had taxable income in their respective tax jurisdictions. The Company’s UK subsidiaries have carryforward losses and therefore no provision has been made for tax liability for this entity in our consolidated results for the Current Nine Month Period, whereas the Danish subsidiary has no carryforwards or other tax relief in its jurisdiction and therefore we have made a tax provision for this entity at 22% tax rate.

Comprehensive Income (loss). In the Current Nine Month Period Comprehensive Income was $5,983,620 compared to $766,450 for the Previous Nine Month Period reflecting significant adjustments resulting from foreign currency translations. This category is affected by fluctuations in foreign currency exchange transactions both relating to our profit and loss expenses and our assets and liabilities on our balance sheet and are largely paper losses or gains, as may be applicable in the reporting period. In the Previous Nine Month Period we had a loss of ($2,830,758) on foreign currency translation adjustment transactions compared to a significant gain in the Current Nine Month Period on these transactions of $2,538,506. In the Current Nine Month Period, the USD has weakened against most major currencies including the British Pound, Euro, Danish Kroner and Indian Rupees (the functional currencies of our foreign subsidiaries). A substantial part of these losses/gains are paper losses/gains associated with re-valuation of our foreign subsidiaries’ balance sheet. A significant part of the Company’s operations is based in the UK and Denmark, and therefore a significant part of our financial transactions is performed in Pounds and Danish Kroner (which is pegged to the Euro) which are translated into USD for reporting purposes. See Table 2 under the MD&A section which concerns “Inflation & Foreign Currency”, and which shows the impact of the currency adjustments on our Income Statement and Balance Sheet in the Current Nine Month Period compared to the Previous Nine Month Period.

Liquidity and Capital Resources

As of July 31, 2023, the Company had an accumulated deficit of $10,731,522, working capital of $39,738,904, cash and cash equivalents of $24,890,568 and stockholders’ equity of $49,837,229. For the Nine Months ended July 31, 2023, the Company’s operating activities provided cash of $1,384,898.

The Company entered into a $4,000,000 revolving line of credit with HSBC NA on November 27, 2019, at prime. The outstanding balance on the line of credit was $0 as of July 31, 2023. This revolving credit line will expire on November 26, 2023, unless renewed.

Inflation and Foreign Currency

The Company and its subsidiaries maintain their accounts in the native currencies of their operations and which are:

US Dollars	For US Operations
British Pound	For United Kingdom Operations
Danish Kroner	For Danish Operations
Australian Dollars	For Australian Operations
Indian Rupees	For Indian Operations

The Company’s financial results are therefore translated from these functional currencies into USD, its reporting currency. See Note 5 (Foreign Currency Translation) of our unaudited Consolidated Financial Statements for more information on the applicable rates used for our Balance Sheet transactions and Statement of Income and Comprehensive Income.

The Company’s consolidated results are a combination of its US operations and foreign operations and these companies maintain their accounts in the functional currencies of their jurisdictions which are noted above. Fluctuations in currency exchange rates can directly impact the Company’s sales, profitability and financial position when the functional currencies of its wholly owned foreign subsidiaries are translated into USD for financial reporting. In addition, the Company is also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables incurred in the ordinary course of its business operations (cross-border transactions such as inventory purchasing). In general, the Company’s subsidiaries perform financial transactions in their native currencies. Exceptionally, a subsidiary may perform financial transactions in currencies other than its native or functional currency (purchasing inventory, for example, in foreign currency). Furthermore, the Company holds significant cash balances in foreign currencies, such as British Pound, Euro and Danish Kroner. The Company cannot predict the extent to which currency fluctuations may affect its business and financial position, and there is a risk that such fluctuations will have an adverse impact on the Company’s sales, profits and financial position.

Applying the Constant Rate (as the term is defined immediately below), the impact of currency fluctuations on the three months ended July 31, 2023 and the nine months ended July 31, 2023, is shown in Tables 1 & 2, respectively, below.

For Revenue and Expenses (Income Statement Transactions) for the Three Month and Nine Month Period, the Constant Rate means:

The “prevailing weighted average” exchange rate in the current three-month period compared to the “prevailing weighted average” exchange rate in the three month period for the Previous Quarter.

The “prevailing weighted average” exchange rate in the current nine month period compared to the “prevailing weighted average” exchange rate in the previous nine month period.

For Balance Sheet Transactions Constant Rate means:	The prevailing exchange rate as of October 31, 2022 when compared to prevailing exchange rate as of July 31,2023.

Table 1: Three Months ended July 31, 2023

	USD of British Pounds Based		USD of Australian Dollar Based		USD of Danish Kroner based		USD of Indian Rupee Based		USD of Total Foreign based sales
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
Revenues	$1,941,726	$1,933,214	$-	$-	$372,037	$361,916	$-	$-	$2,313,763	$2,295,130	$18,633
Costs	$1,974,072	$1,965,418	$3,697	$3,865	$144,848	$140,908	$13,546	$14,146	$2,136,163	$2,124,337	$11,826
Net profit (losses)	$(32,346)	$(32,204)	$(3,697)	$(3,865)	$227,189	$221,009	$(13,546)	$(14,146)	$177,600	$170,793	$6,807
Assets	$22,176,076	$19,860,989	$21,255	$20,196	$3,918,484	$3,518,091	$25,568	$25,404	$26,141,383	$23,424,681	$2,716,702
Liabilities	$(1,372,936)	$(1,229,607)	$(613)	$(582)	$(232,708)	$(208,930)	$(5,818)	$(5,781)	$(1,612,075)	$(1,444,900)	$(167,175)
Net assets	$20,803,140	$18,631,382	$20,642	$19,614	$3,685,776	$3,309,162	$19,750	$19,623	$24,529,308	$21,979,780	$2,549,528

This table shows the effect of the exchange rate fluctuations in the Current Quarter when applying the Constant Rate as defined above. The impact in the Current Quarter was to increase net income by $6,807 and net assets by $2,549,528.

Table 2: Nine Months ended July 31, 2023

The impact of currency fluctuations on the nine months ended July 31, 2023, is shown below.

	USD of British Pounds Based		USD of Australian Dollar Based		USD of Danish Kroner based		USD of Indian Rupee Based		USD of Total Foreign based sales
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
Revenues	$5,724,930	$5,979,472	$-	$-	$2,796,663	$2,833,385	$-	$-	$8,521,593	$8,812,857	$(291,264)
Costs	$5,852,753	$6,112,978	$4,518	$4,803	$709,860	$719,181	$26,363	$28,907	$6,593,494	$6,865,869	$(272,375)
Net profit (losses)	$(127,823)	$(133,506)	$(4,518)	$(4,803)	$2,086,803	$2,114,204	$(26,363)	$(28,907)	$1,928,099	$1,946,989	$(18,890)
Assets	$22,176,076	$19,860,989	$21,255	$20,196	$3,918,484	$3,518,091	$25,568	$28,064	$26,141,383	$23,427,341	$2,714,042
Liabilities	$(1,372,936)	$(1,229,607)	$(613)	$(582)	$(232,708)	$(208,930)	$(5,818)	$(6,386)	$(1,612,075)	$(1,445,506)	$(166,569)
Net assets	$20,803,140	$18,631,382	$20,642	$19,614	$3,685,776	$3,309,162	$19,750	$21,678	$24,529,308	$21,981,835	$2,547,473

This table shows the effect of the exchange rate fluctuations in the Current Nine Month Period when applying the Constant Rate as is defined above. The impact in the Current Nine Month Period was to decrease net income by $18,890 and increase net assets by $2,547,473.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and the then Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of October 31, 2022 (the “Evaluation Date”). Based upon that evaluation the Chief Executive Officer and then Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective as a result of the existence of the material weaknesses in the Company’s internal controls over financial reporting described in Item 9A of the Company’s Annual Report filed on Form 10-K for the fiscal year ended October 31, 2022.

In the Form 10-K for the year ended October 31, 2022, we disclosed that we identified material weaknesses concerning a lack of adequate processes and procedures regarding the identification and review of elimination of relevant intercompany entries in the consolidation of our financial reporting, thus representing a material weakness in the Company’s internal control over financial reporting.

Management and the Company’s Board of Directors are committed to improving the Company’s overall system of internal controls over financial reporting. Consequently, the Company implemented a comprehensive remediation plan in the first quarter of 2023 to address the identified material weakness which included:

➢	Management identified the root cause for the elimination errors.
➢	Management introduced a new control which extended to identification of all intercompany transactions by using designated codes in the financial system designed to identify and assess the nature of the intercompany transactions and their impact on the consolidation elimination process.
➢	Management designed and implemented a standalone “Elimination Workbook” designed to identify all intercompany transactions in all entities, their nature and as such their accounting treatment. This standalone workbook is then used as a cross-verification tool when the Consolidation of the entities is performed within the independent Consolidation Financial System.
➢	This is further supported by an Error Log designed to record errors and omissions during all financial closing procedures. The error log is used as part of our testing of the effectiveness of our controls and is used by senior management as part of its review process. The log also records all corrective actions taken if required.
➢	These controls were reviewed and approved by the Audit Committee.

In the three quarters ended January 31, 2023, April 30, 2023 and July 31, 2023, management and the Audit Committee monitored the effectiveness of the aforementioned controls during the closing procedures since reporting on our Form 10-K for the year ended October 31, 2022 and have concluded that they are effective to address the material weaknesses identified in our Form 10-K covering our Annual Report for the year ended October 31, 2022 and the subsequent three quarters ended January, April and July 2023.

(b) Changes in Internal Controls.

For the fiscal year beginning 1 November, 2022, management has designed additional controls to remediate the previous material weaknesses in Item 9A on Form 10-K for the fiscal year ended October 31, 2022 and in Item 4 on Form 10-Q for the quarters ended January 31, 2023 and April 30, 2023. Given the remediation efforts noted above, testing of applicable controls was completed during the three quarters ending January, April and our findings in the current quarter ended July 31, 2023, and the determination that the controls are designed and operating effectively, management has concluded that the material weakness in Item 9A on Form 10-K for the fiscal year ended October 31, 2022 has been remediated as of July 31, 2023.

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

Coda Octopus Group, Inc. (Registrant)

Date: September 13, 2023	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: September 13, 2023	/s/ Gayle Jardine
Gayle Jardine
Acting Chief Financial Officer

