Form 10-K
period 2023-10-31
Coda Octopus Group, Inc.
filed 2024-01-29
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

●	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive offers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

●	State issuer’s revenues for its most recent fiscal year: $19,352,088

●	State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 30, 2023 representing the last business day of the registrant’s most recently completed second fiscal quarter: approximately 37,700,000.

●	State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,164,483 as of January 25, 2024.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Annual Report”) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this Annual Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, customer demand, market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, tax expenses, cash flows, our management’s plans and objectives for our current and future operations, the levels of customer spending or research and development activities, and related events, general economic conditions, and the sufficiency of financial resources to support future operations and capital expenditures.

When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties, and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this Annual Report. Factors that can cause or contribute to these differences include those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I

ITEM 1. BUSINESS

Corporate Information

Our principal executive offices are located at 3300 S. Hiawassee Rd, Orlando, FL 32835. Our telephone number is +1 (407) 735-2406. We maintain a corporate website at www.codaoctopusgroup.com. (the Company’s website). The reference to the Company’s website address does not constitute incorporation by reference in this Form 10-K of the information contained on the Company’s website.

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

An overview organization chart showing the subsidiaries within each operating segment is set out in this Item 1 (Business) of the Form 10-K.

Throughout this Form10-K we use certain terminologies in the context of our Echoscope® underwater imaging technology such as 2D, 3D, 4D, 5D and 6D which have particular meaning. In this Form 10-K the meanings of these terminologies are set out below.

In geometry, a three-dimensional space (3D) is a space in which a set of three coordinates are required to define the position of a point. These coordinates are in our industry referred to as X, Y and Z, where:
X	This is range in front of the sonar computed from time
Y	This is the position horizontally in front of the sonar computed by directionality of the point in space
Z	This is depth of the point in space relative to the sonar

Conversely, a two-dimensional space (2D) is where all points are placed on a flat plane or surface and only comprise of two coordinates being X and Y with no knowledge of the depth of the point in 3D space.

Traditional Sonar	2D	Two-Dimension: Generates a slice of data (2D image) in front of the sonar in X (range) and Y (horizontally) but with no knowledge of the Depth of the point in space
	3D	Three-Dimension: Generates a single profile of 3D data (3D profile) containing XY&Z coordinates but where multiple 3D profiles must be taken consecutively to complete a volume in front of the sonar
Unique to Coda Octopus	4D (or 3D Real-Time Imaging)

Four-Dimension:

Generates a true 3D Volume Image (depth map) in a single capture and therefore is analogous to a video versus a picture enabling the aggregation of multiple 4D images to the map and also to visualize moving objects in the scene

5D

Five-Dimension:

The ability to return multiple detected 3D Volume Images (depth maps) in a single capture, known as full time series data and provides the benefit to equally detect targets at farther ranges (background) as well as near targets (foreground)

6D

Six-Dimension:

The ability to generate multiple 4D images using different filtering and beamforming parameters from the same capture. This allows different treatment of the detected targets to allow easier interpretation and real-time decision making.

Our Marine Technology Business is a technology solution provider to the subsea and underwater market. It owns key proprietary technology comprising its real time volumetric imaging sonar technology (Echoscope® technology) and diving technology (“DAVD” or Diver Augmented Vision Display), both of which are applicable to the underwater defense and commercial markets. All innovations, design, development and manufacturing of our technology and solutions are performed within the Company with the exception of sub-component assemblies. We endeavor to actively protect our innovations by seeking patent protection. This is a part of our strategy to maintain our competitive lead in the areas in which we specialize.

Our imaging sonar technology products and solutions marketed under the name of Echoscope® and Echoscope PIPE® are used primarily in the underwater construction market, offshore renewables, and offshore oil and gas, complex underwater mapping, salvage operations, dredging, bridge inspection, navigation of underwater hazard, port and harbor security, mining, fisheries, commercial and defense diving, marine sciences sectors and more broadly applications for real time 3D monitoring, inspection and visualization underwater. Uniquely, the Echoscope® technology is a single sensor for multiple underwater applications (which sets it apart from competing technologies). Our diving technology marketed under the name “CodaOctopus® DAVD” addresses the global defense and commercial diving markets. It has the potential to radically change how diving operations are performed globally because it delivers real time information simultaneously to the divers underwater and their surface-based dive supervisors. It also allows diving operations to be performed in zero visibility water conditions which is a safety challenge for many diving operations. DAVD’s concept of using a pair of glasses inside the face mask, helmet or other diving suits is protected by patent. The Company has an exclusive license to exploit this utility patent.

The Marine Technology Business operates thorough our wholly owned subsidiaries Coda Octopus Products, Inc (Orlando), Coda Octopus Products Ltd (UK), Coda Octopus Products A/S (Denmark and branch office Coda Octopus Products A/S in The Netherlands), and Coda Octopus Products (India) Private Limited (India).

Our Marine Engineering Businesses are suppliers of embedded solutions and sub-assemblies which they design and manufacture and sell into mission critical integrated defense systems. The Services Segment established its business in 1977 and has been supporting a number of significant defense programs of record for over 40 years, including Raytheon’s CIWS and Northrop Grumman’s Mine Hunting Systems Program. The Services Segment’s business model entails designing sub-assembly prototypes which are utilized in broader defense programs. These prototypes contracts typically lead to contracts for the manufacture, repair and upgrade of these sub-assemblies for the life of the program. We enjoy sole source status for the parts that we design and supply into these programs. This business model ensures recurring and long tail revenues since we continue to supply these parts, typically for the life of the program, which can span decades. Coda Octopus Colmek, Inc. and Coda Octopus Martech Ltd, qualify as small businesses. This opens opportunities under state requirements to collaborate with Prime Defense Contractors on these programs. A significant part of the revenues generated by the Marine Engineering Business is highly concentrated and are usually derived from a small number of prime defense contractors such as Raytheon or Northrop. In any one financial year, between 20% to 30% of our consolidated revenues may be derived from these customers either alone or collectively.

The Services Segment operates through our wholly owned subsidiaries, Coda Octopus Colmek, Inc (“Colmek”) which we acquired by the Company in 2007, based in Salt Lake City, Utah, and Coda Octopus Martech Limited (“Martech”) which was acquired by the Company in 2006, based in Portland, United Kingdom.

Cross-Group Synergies

Our Marine Technology Business and Marine Engineering Services Business have established synergies in terms of customers and specialized engineering skills for robust, rugged, and repeated engineering solutions relating to data acquisition, data computation and display of the data. Increasingly drawing on each part of the business strengths, the Marine Technology Business and Marine Engineering Business work jointly on projects including responding jointly for responding to invitations to tender for new projects with broader scope. We believe the Services Business is important to our overall growth strategy as it brings significant engineering depth for the development of the technology solutions offered by the Marine Technology Business. This also ensures tighter control over our intellectual property rights, which are important for our market position.

Key Pillars for our Growth Plans

Our Echoscope® and DAVD technologies are our most promising products and solutions for the Company’s near-term growth.

We believe that our real time 3D/4D/5D/6D imaging sonars are the only acoustic imaging sonars which are capable of providing real time 3D/4D/5D/6D imaging of moving objects in zero visibility water conditions and also providing users with the capability to make real time 3D physical measurements of objects underwater. Competing acoustic imaging sonars such as the multibeam sonars are primarily seabed mapping tools which are not designed to perform complex seabed mapping or imaging of moving objects in 3D underwater. The Echoscope® technology therefore is a key sensor for underwater inspection and monitoring in real time 3D. We also believe that our new generation of Echoscope PIPE® is the only sonar that can generate multiple real time 3D/4D/5D/6D acoustic images using different acoustic parameters in real time such as field of view, pulse length, filters, beam density and various beamforming modes. This has the potential to reduce the number of underwater sensors that are required on a project at any one time.

In our industry we are widely considered the leading solution providers for underwater real time 3D visualization.

We also believe that the DAVD tethered system is poised to radically change the way diving operations are performed globally by providing a fully integrated suite of sensor data shared in real time by the dive supervisor on the surface and the diver. Current diving is done largely by poor analog voice command missions from the topside using a disparate suite of systems for video data, communications, and positioning. Furthermore, by combining the DAVD with our real time 3D sonars it allows diving to be performed in difficult water conditions (turbidity or zero visibility issues) and thus addresses the common problem of underwater operations having to be aborted due to visibility issues.

The DAVD tethered version is now in early-stage adoption by different teams within the US Navy, such as the underwater construction and salvage teams and has been moved from the customer’s R&D phase to their operational phase. This means that the DAVD tethered version is now a standard item available for purchase and for which budget lines are established within the various user commands within the Navy. To support the continued transfer of the DAVD system to field operations, we are involved in training the users.

In the Current FY we continued our global marketing campaigns for the adoption of the DAVD tethered system outside of the US Navy. We believe we have made significant progress with these campaigns. For example, we completed successful field trials of the DAVD and our Echoscope® with a major European Offshore Service Provider, who is a part of the “Big Four” Dredging companies (these four account for approximately 80% of the global dredging capacity).

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

We also completed successful trials with the Spanish Navy and a number of Japanese Offshore Service Providers.

We believe there is momentum around the DAVD solution, and we continue to work with our customer base on adoption plans, including models for adoption. Adoption is a process because it requires customers intending to take on the DAVD technology, to change their current method and workflow. These and other considerations will impact the pace at which the transition to the DAVD technology occurs.

The DAVD untethered prototype variant (“DUS)” was delivered to our Navy customer for evaluation during fiscal 2023. In the third quarter we received joint funding of $750,000 for the delivery of 8 DUS evaluation systems and further customization work for their application and workflow. We have delivered the 8 systems which will facilitate early customer trials. The total funding for this scope is expected to be $2m. This is the first time we have had firm commitment concerning an adoption path by a foreign NATO country. We believe the DUS variant represents the biggest market opportunity for the DAVD technology in the USA addressing the defense, law-enforcement, and first-responders market.

The concept of utilizing a pair of transparent glasses in the Head Up Display (HUD) underwater for this purpose, is protected by patent. All component parts of the DAVD system are proprietary to the Company and include software (4G USE® DAVD Edition), Diver Processing Pack – telemetry system (DPP), topside Supervisor Console Controller and real time 3D Sonar. The Company benefits from the exclusive license from the U.S. Department of the Navy at Naval Surface Warfare Center Panama City Division to utilize the utility patent covering the concept of using the pair of transparent glasses as a data hub underwater. The DAVD tethered variant is an “Approved Navy Use” item. The untethered variant is currently going through validation process.

Our corporate structure is as follows:

Coda Octopus Group, Inc. (USA)
Marine Technology Business "Products Segment"
Marine Engineering Business "Services Segment"
Coda Octopus Products, Inc. (USA)
Coda Octopus Products Ltd (UK)
Coda Octopus R&D Ltd (UK)
Coda Octopus Martech Ltd (UK)
Coda Octopus Colmek, Inc. (USA)
Coda Octopus Products Pty Ltd (Australia)
Coda Octopus Products A/S (Denmark with Dutch Branch)
Coda Octopus Products (India) Pty Ltd (India)

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

In December 2002, Coda Octopus Ltd acquired OmniTech AS, a Norwegian corporation, which became a wholly owned subsidiary of the Company, and which subsequently changed its name to Coda Octopus R&D AS. At the time of acquisition, this company had been engaged for over ten years in developing a revolutionary imaging sonar technology capable of producing real time three-dimensional (“3D”) underwater images for use in subsea activities. Coda Octopus Products Limited (Edinburgh based) then developed our visualization software (Underwater Survey Explorer) to control and display the images from the real time 3D sonar device. This patented technology is now marketed by us under the brand name “Echoscope®” and Echoscope PIPE®. All activities of this now-defunct Norwegian subsidiary, Coda Octopus R&D AS, have been transferred to Coda Octopus Products Limited (Edinburgh).

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

In April 2007, we acquired Coda Octopus Colmek, Inc. which is part of our Services Segment or Marine Engineering Business. This is a Utah corporation.

Both Martech and Colmek largely have the same business model, provide similar engineering services and sell to a similar customer base (Martech is UK focused and Colmek is US focused).

In December 2013 Coda Octopus Products Limited established Coda Octopus Products Pty Ltd (Australia) to grow our presence in Australia and New Zealand. These activities were interrupted by the Coronavirus Pandemic in 2020 and since then has been slow to regain momentum.

In 2017 Coda Octopus Products Limited established a subsidiary Coda Octopus Products A/S in Denmark as part of the mitigation strategy relating to the UK withdrawal from the European Union.

In November 2021 Coda Octopus Products Limited established a subsidiary Coda Octopus Products (India) Private Limited intended to gain access to this market and to recruit critical resources for software development.

Coda Octopus Group, Inc., is organized under the laws of the State of Delaware as a holding company that conducts its business through subsidiaries, several of which are organized under the laws of foreign jurisdictions, including England, Scotland, Denmark, The Netherlands, Australia and recently India. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries. These companies’ operations must comply with the laws of the countries under which they are incorporated and are likely to be different from the equivalent laws of the United States.

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

1. Geophysical Range of Products

Geophysical Hardware and Software

We started our business in 1994 designing and developing the GeoSurvey® software and hardware package for acquisition and processing of sidescan sonar and sub-bottom profiler data. For over two decades, our GeoSurvey has been an industry leading software package in the market for data acquisition and interpretation and provides feature rich solutions and productivity enhancing tools for the most exacting survey requirements. Designed specifically for sidescan and sub-bottom data acquisition, GeoSurvey has been purchased by numerous leading survey companies throughout the world and has been for many years the workhorse for processing data for Oil & Gas companies.

The Geophysical range of products marketed under the brands DA4G and GeoSurvey® are important for both Offshore Renewables and O&G. We therefore believe that with the expansion of the markets into Offshore Renewables, we will see an increase in the take-up of this product suite, particularly in the global rental market. Our GeoSurvey® and DA4G ranges are strong brands in these markets and consists of a range of hardware and software products for acquisition and post-processing of sidescan sonar and sub-bottom profiler data, which includes analog and digital interfaces compatible with all geophysical survey systems.

Our Survey Engine® software product offers a more advanced post-processing solution for sidescan sonar and sub-bottom profiler data. Designed to streamline processing of very large data it offers comprehensive processing, interpretation, visualization, reporting and exporting functionality.

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

2. Inertial Positioning and Attitude Measurement Systems (“Motion Products”)

Our Motion Products are Global Navigational Satellite System (referred to in the industry as “GNSS” Aided Inertial Measurement Units) that provide measurement data on the position and attitude of a vessel (heading, pitch, roll and yaw of the vessel). This device provides real-time data on these measurements which are applied to compensate for vessel movement in order to align sonar data and remove motion blur. We have had our F180® series on the market for over 15 years and due to the advancement of technology and the increasing demand for more precise GNSS Aided instruments, we have now developed our new generation of Motion Products, our F280 Series®.

We have now completed the ground up development of our new generation of Motion Products F280 Series® for accurate position, heading, pitch, roll and yaw at sea. The new F280 Series® is based on more advanced technology and is more accurate than our previous generation of F180® products. The new technology is much more scalable towards future development of new product variants. The F280 Series® is highly complementary to our real time Echoscope® sonar series and they are packaged together to provide a more comprehensive solution. The F280® can be sold with or without our Echoscope®.

3. Real Time Volumetric Imaging Sonars (ranging from 3D/4D, 5D and 6D)

We design, develop and supply what we believe is the world’s most advanced series of real time volumetric imaging sonar. This is the culmination of over 25 years of research and development. This technology is protected by multiple patents. Furthermore, we continue to file patents relating to our new and revolutionary 5D and 6D real time volumetric imaging sonars (marketed under the name Echoscope PIPE® (Parallel Intelligent Processing Engine). Our sonar innovations are multi-tiered and extend to hardware, firmware and software, all of which co-exist and are co-dependent on each other. In other words, hardware, firmware and software operate as sub-systems to each other. We believe that the highly complex nature of this new technology will make it extremely difficult to reverse engineer our products. Pioneering this unique technology gives us a significant advantage over our competitors in the subsea real time 3D imaging sonar market sectors. We also believe that our three-tier product development capability of hardware, software and solution delivery adds to our competitive lead.

We believe that this technology is superior to the other imaging sonars in the market as it generates real time 3D, 4D, 5D and 6D images of the underwater environment irrespective of low or zero visibility conditions and, unlike conventional sonars, can image a volume (as opposed to a slice of data) and provide real time 3D inspection and monitoring capability underwater. The capability of our volumetric imaging sonars covers a broad breadth of activities underwater particularly for any form of underwater construction, salvaging, placements, decommissioning, obstacle avoidance, complex underwater mapping and real time 3D navigation in zero visibility conditions. Uniquely also, using a single sensor (our Echoscope PIPE®) range we can provide different outputs to the various parts of the survey team, thus reducing the number of different sensors required on these underwater projects and thus the costs associated with these underwater operations.

About the Company’s 5D and 6D Sonars Innovations

5D and 6D imaging sonars are new to the subsea market and constitute an innovation by the Company. We have several patent applications pending for these innovations.

5D Sonars (Echoscope PIPE®)

The advancement that the Company has made with its 5D Sonars is the ability to process and utilize much more of the data that is acquired by our volumetric imaging sonars. Due to the state of the art of processing generally, there was an upper limit to the quantity of the acquired data that could be processed and displayed by our antecedent sonars. This meant that in the previous generation of sonars when a signal was emitted, it returned a single range and intensity value per beam. In the 5D Sonars we return multiple range and intensity values per beam (Full Time Series data). This new capability provides more information about the underwater environment. For example, it will give the user the ability to see multiple layers of soft target areas underwater such as gas leaks and suspended sediment above the seabed all concurrently (not one or the other) or concurrent imagery of marine life, sea growth on installations and the installations themselves. Our 5D capability is protected by recently granted patents.

6D Sonars (Echoscope PIPE®)

The Company’s 6D Sonars process and utilize much more of the data acquired by the sonar. 6D Sonars generate multiple real time 3D Full Time Series Images. In the previous generation of sonar, we could image and display one 3D Image in real time. Our PIPE technology generates multiple 3D images simultaneously in real time using different sonar/acoustic parameters (such as different beamforming methods, frequency, range, field of view, pulse length and other acoustic filters or shading). This allows for different data sets to be provided to different parts of the survey team in real time (thus consolidating the sensors and the associated costs and effectiveness of the solution). We are not aware of any sonars that offer either 5D or 6D Capability.

In summary, our previous generation of real time 3D sonar was capable of providing only single acoustic images of underwater objects in real time 3D whereas the PIPE family of sonars is capable of providing multiple acoustic images of underwater objects in real time 3D/4D thus providing significantly more benefits to our customers.

Echoscope® Sonar Hardware

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

A summary of some of the differences between our standard Echoscope® sonar series and our newly launched Echoscope PIPE® series of sonars are set out below:

Description	Echoscope4G®	Echoscope PIPE® Sonars
Real Time Capability	Yes, 4D Images	Yes, 4D, 5D and 6D
Angular Cover Dual Frequency	90°x44° (triple frequency only), 50ox50o 24ox24o	100°x44° - 76°x33° (triple frequency only) 54ox54o - 46ox46o 33ox33o - 25ox25o
Adaptive Frequency Band Capability	No	Yes
Ping Rate	Up to 20Hz	Up to 40Hz
Multiple Real Time 4D Images	No, one single Real Time Image	Capable of Multiple Real Time Images
Number of Beams and Values per Beam	128x128x1 Value	180x180x up to 2,500 Values (depending on viewing range)
Multiple Sequential Configuration Files to capture and display data using different parameters	No Capability	Up to 10 Configuration sets for real time capture and display
Full Time Series Raw Data Capture	No Capability	Capture of Raw Data Capture
Full Time Series Raw Data Offline Processing	No Capability	Capable of Raw Data Offline Processing
Multiple Parallel Beamformed Data Output	No Capability	Capable of Multiple Parallel Beamformed Data Outputs
Smart Ping Manager using Frequency, Field of View, Filtering in Real-Time	No Capability	Capable
Advanced Beamforming Mode	No Capability	Capable (allowing dynamic change of FoV and number of beams on target (Beam Density), in- creasing resolution and definition of underwater target.
Different Dynamic Form of Beamforming	None	Various Types include: (1) Coefficient Beamforming (2) FFT Beamforming (3) Split Aperture Beamforming
Enhanced Resolution 3D Images Capability	None	Our new technique for processing results in enhanced imaging. Using our patented Split Aperture Processing Technique results in higher resolution 3D sonar Images with higher level of accuracy.

We believe that our Echoscope® technology will shepherd in the new generation of underwater real time 3D imaging sonar which will evolve into a real time information platform and gain market share through the increased adoption of real time 3D volumetric imaging sonar technology. Current competing imaging technologies such as the single beam, multibeam and scanning sonars are either 2D real time imaging sonars or 3D imaging sonars which are not capable of real time 3D imaging, that is to generate a 3D image underwater of moving objects. The competing 3D technology, the multibeam, which is the current standard bearer for imaging sonars in the market is for mapping of the seabed. The Echoscope® technology can also map the seabed (and is superior to the multibeam for complex mapping and inspection of complex underwater structures) but can also image in real time 3D moving objects underwater. The Echoscope® is therefore the primary tool of choice for inspecting and monitoring in real time 3D all types of underwater operations and is the only choice in poor visibility conditions. In addition, the Echoscope® in many instances enables the user to monitor underwater operations from a surface vessel replacing the Remotely Operated Vehicles (ROVs) thus bringing considerable cost savings to our customers.

Prior to January 2018, we were selling our third generation (3G) sonar series. In January 2018 we launched the first product within our fourth generation series of sonars (“4G sonar series”). The 4G sonar series was an important development milestone for the Company since it removed several barriers to market adoption. Since its introduction we have seen an increased number of units being sold or rented. Due to the form factor of our previous generation of 3G sonar series this limited the types of underwater vehicles this generation of sonar could be integrated on (and therefore be used for) due to (i) size; (ii) weight and (iii) power requirements (“form factor barriers”). With the launch of our 4G sonar series we have removed these form factor barriers and can now integrate on the majority of underwater vehicles in the market including the new and fast emerging smaller underwater vehicles such as autonomous surface vehicles (ASVs) and unmanned underwater vehicles (UUVs) which are propelling growth in the underwater market, thus opening potentially new market opportunities for the Company’s technology. For example, we are now able to integrate on the Videoray Defender which is the US Navy selected platform for small manned portable vehicles. Our antecedent sonars due to their form factors would not be able to operate on this class of vehicles. The 4G sonar series development is therefore this is a very significant milestone in the Company’s progress and opens the potential to grow its market share of imaging sonars.

The 4G sonar series developments were largely form factor driven as opposed to being based on performance and capability advancements. In the fiscal years 2019 and 2020 we continued to build on our initial 4G innovations with a renewed focus on performance and capability advancements, particularly on the beamforming and the data processing capability of our sonar series. In the antecedent generation of our sonars, due to limitations in processing technology there were restrictions on how much of the captured Echoscope® sonar data could be processed by us. Our previous generations of sonar processed 16,384 pieces of data per sonar ping (compared to around 256 pieces of data per sonar ping for competing technology such as the multibeam). Under our new Echoscope PIPE® sonar series for each signal that is generated by the sonar we receive back up to 40 million pieces of information which we can now process. In this context, we have two recent patents which cover “a method of compressing beamforming sonar data” and “a method of compressing sonar data”. We believe that this allows us to deliver to the market the first 5-Dimensional (5D) sonar and 6-Dimensional (6D) sonar capabilities and significantly builds on our 4G sonar series which radically changed the form factor and power requirements which were previously barriers to increased adoption. We started selling Echoscope PIPE® in the market in March 2020. We are also seeing increased interest in Echoscope PIPE® technology in the market especially with OEM underwater vehicle manufacturers from the defense space.

The release of the Echoscope PIPE® hardware is a further significant milestone for the Company. We are now focused on delivering additional competitive value to our imaging sonar technology via firmware and software capability. The finalization of this development now gives the Company a real opportunity to pursue its strategy to standardize this technology in the underwater imaging sonar market. We believe that in order to make the subsea and underwater market more efficient, it is mandatory that the standard moves to a real time 3D information platform. Many underwater operations are stalled due to poor visibility water conditions, preventing the remotely operated vehicles (ROVs) from flying and also the lack of ability to utilize the sonar data immediately because it requires post processing, which represents a significant challenge and costs. The subsea market is experiencing high structural and technological transitional changes including the introduction of the new generation of smaller and lighter vessels (both surface and underwater). This creates a demand for new sensors and solutions for real time 3D imaging. We believe that our lead in this area gives us a real opportunity to increase our market share and we continue to see significant interest in the Defense/Naval market for our Echoscope PIPE® technology.

Echoscope® Software

The Echoscope® technology works in conjunction with our internally developed software (USE, Construction Monitoring System (CMS), 4G US® and 4G USE® DAVD Edition). The software is a critical component of the capabilities and features of our sonar series.

Our software development capability is an important part of our strategy to maintain our lead in designing, manufacturing, and selling state-of-the-art real time volumetric imaging sonars and our DAVD System. It also allows us to be responsive to our customers’ requirements for new features and capabilities around our solutions.

We have now launched our fourth-generation multi-sensor software platform which is marketed under the name “4G USE®”. We have also filed several provisional patents around our 4G USE® which is a multi-sensor platform allowing users to bring in and utilize a variety of sensor data including sonar, positioning, camera, lidar, video processing and other sources of point cloud data and seamlessly merging above and below the water data captured from the sonar and camera. It is also the platform for our DAVD software, and this module is marketed under the brand 4G USE® DAVD Edition.

Diver Augmented Vision Display (DAVD) System – Diving Technology

Funded by the Office of Naval Research (“ONR”) through its Future Naval Capabilities (FNC) program, and in close collaboration with NAVSEA 00C3 and Naval Surface Warfare Center, Panama City Division (“NSWC PCD”) we have developed a diver see-through integrated information display system (DAVD).

DAVD is a complete end-to-end diver management solution incorporating as a key element a high-resolution, fully transparent glass head-up display (HUD) integrated directly inside the diving helmet (for hard hat surface air supply diving) or full-facemask (for tethered and untethered defense, commercial and recreational diving applications) or diving suits. The DAVD HUD is currently deployed in the world leading and most widely used Kirby Morgan® range of dive helmets and is currently being released in the industry standard Interspiro “AGA”, OTS Guardian and the Divator and Dräger Panorama Nova Dive full-face masks. However, the DAVD HUD technology is not limited to these products and/or applications.

Problem In Context

The concept of using a pair of transparent glasses in the HUD to render real time information for underwater applications is protected by patent and Coda Octopus has an exclusive license from United States Department of the Navy at NSWC PCD to exploit this patent for all underwater diving activities.

The US Government as represented by Secretary of the Navy (Arlington, VA), describes the challenge for divers in their patent application as follows:

“By their very nature, underwater dive missions are difficult and inherently dangerous. Furthermore, the complexity of underwater missions can make it difficult or impossible for a diver to retain all pre-mission briefing information. For these reasons, it is critical for underwater divers to have access to environmental data and mission data while in the water. However, in low visibility water environments, divers can rarely see handheld displays or gauges. Accordingly, divers are generally supplied with audio-communicated information from a topside location. The topside-supplied information can include descriptions of sonar images, blueprints, maps, pictures, etc. Unfortunately, it can be very difficult and confusing for a diver to interpret a topside personnel’s audio description of the topside personnel’s visual interpretation. Combining this with unreliable audio communication can lead to mission failures or disasters.”

It further describes the objective of the Invention as:

“Accordingly, it is an object of the present invention to provide an underwater diver with real-time visual information available to topside personnel.

Another object of the present invention is to provide real-time visual information to an underwater diver for viewing in water environments irrespective of water visibility levels.

Other objects and advantages of the present invention will become more obvious hereinafter in the specification and drawings.”

How does DAVD Change this?

The DAVD system addresses all the challenges described above including removing the interpretation of the underwater scene to the topside by providing the diver with real time data and first-person interpretation. The DAVD technology benefits not only the diver and direct supervisor on the surface, but also engineers, end-clients, rescue workers and support personnel who all have vested interest in a successful and safe mission. DAVD provides the location of the diver, the dive support vessel, work site assets and any hazards that are known or discovered in real-time. Real-time compass and depth are also displayed to the diver to reduce disorientation. Visibility for diver and team is significantly enhanced with both real-time camera and 3D sonar data (providing underwater night-vision) and also high-resolution maps and models of the entire work site and surroundings. Communication is transformed from low quality audio speech to high quality digital audio and video, text messaging, visual alerts and automated navigation guidance. The safety of the diver and team is paramount. DAVD ensures the Diver and Supervisor are visually synchronized and can safely coordinate movement, tasks and instructions with full health monitoring and logging of the entire mission. Data and information sharing traditionally ends when the diver leaves the surface.

The DAVD is a significant technology for both defense and commercial underwater diving applications, and we believe that Coda Octopus has the opportunity to standardize this technology globally. The DAVD comprises both hardware comprising the HUD, Diver Processing Pack (DPP), Cables and Topside Control Unit along with 4G USE® DAVD Edition real time visualization software. All these developments and products have been performed by the Company.

The DAVD is currently in early-stage adoption with the US Navy and enjoys the benefit of an Approved Navy Use (ANU) product. DAVD also is certified for CE markings for compliance with the European Union and the United Kingdom health and environmental requirements.

We are marketing the DAVD (through live demonstrations) to Navies globally and also to the commercial diving market. We have significant interest from a number of reputable global commercial offshore service providers and are working with them for early adoption of the technology and also a number of European friendly Navies including the UK Ministry of Defense (MOD).

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

They supply engineered sub-assembly solutions which typically form part of broader mission critical integrated defense systems, test equipment, instrumentation, and the like. They largely operate as sub-contractors to prime defense contractors, and their engineering solutions are typically designed for integration into broader defense programs of record where high levels of reliability and quality are essential pre-requisites for securing and maintaining these agreements with their customers. Typically, they prototype subassemblies for their customers and after going through various acceptance tests, including first article inspection approvals, they are then awarded the manufacturing contracts. Many of these manufacturing contracts have a repeat orders profile which typically follows the life cycle of the defense program that is using the subassembly.

These arrangements often give the Marine Engineering Business long term preferred/sole supplier status for the parts they supply into these programs, technology refresh and obsolescence management opportunities with these customers and they generally use these long-standing relationships to win more contracts with these customers.

In order to grow, the Marine Engineering Business relies on increasing the number of new programs it attracts annually.

In addition, we are increasingly combining our engineering capabilities with our product offerings. This enables us to offer systems which are complete with installation and support to maximize the utilization of our collective expertise to advance our technologies.

Coda Octopus Martech Limited (“Martech”)

Martech which is UK-based, operates in the specialized niche of bespoke design and manufacturing services mainly to the United Kingdom defense and subsea industries. Its services are provided on a custom subcontract basis where high quality and high integrity devices are required in small quantities. Their skills set includes both hardware and software design.

Martech enjoys pre-approvals to allow it to be short-listed for certain types of government contracts. Much of the more significant business secured by Martech is through the formal government or government contractor tendering process. Martech has the requisite accreditations for its business including being Lloyds Register accredited to ISO 9001:2015 and Cyber Essentials certification.

Coda Octopus Colmek, Inc. (“Colmek”)

Colmek, which is USA-based, are suppliers of embedded solutions and sub-assemblies which they design and manufacture and sell into mission critical integrated defense systems such as the Close-In-Weapons System (CIWS). This business was established 1977 and has been supporting several significant US defense programs for over 40 years, including Raytheon’s CIWS and Northrop Grumman’s Mine Hunting Systems Program (AQS-24). Colmek’s business model entails designing sub-assembly prototypes for defense programs which typically lead to contracts for the manufacture, repair and upgrade of these sub-assemblies. Colmek are the sole source for the parts that they supply into these programs. This business model ensures recurring and long tail revenues since we continue to supply parts, typically for the life of the program, which can span decades. Their skills set includes both hardware and software design.

Colmek has the requisite accreditations for its business including being Lloyds Register accredited to ISO 9001:2015 and Cyber Essentials certification.

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

In the field of geophysical products, Triton Imaging Inc., a US-based company, now part of the ECA Group (Toulon, France), Chesapeake, a US-based company, and Oceanic Imaging Consultants, Hawaii, USA, dominate the market.

GNSS Aided Inertial Positioning and Attitude Measurement Systems (“Motion Products”)

In the field of GNSS-aided inertial positioning and attitude sensing equipment, where our product addresses a small segment of the overall market, we believe that we have several principal competitors: Teledyne Technologies Inc.; Kongsberg Gruppen, iXblue, Applanix and SBG Systems. We believe that our market share in this market segment of motion sensing equipment is relatively small. We sell our MOTION range as part of our equipment suite to complement our Echoscope® real time 3D sonar range as well as supplying it individually. The development and introduction of our F280 Series® of GNSS Aided Inertial Positioning and Attitude Measurement System® constitutes our new generation of Motion Products and gives us the opportunity to increase our market share.

Real Time 3D/4D/5D and 6D Volumetric Sonar

In the field of Real Time 3D/4D/5D imaging, we are unaware of other companies offering a similar product. In this context it is important to understand some of the intellectual property including know how and capabilities we bring to this field include:

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

Any entry into this market depends upon specialized marine electronics, acoustic and software development skills. The learning curve, which has resulted in the advancement of our real time 3D sonar device, is the culmination of two decades of research and development in this field.

Companies such as Kongsberg Gruppen, R2Sonic, LLC, Tritech International Ltd., United Kingdom, BlueView Technologies Inc., USA (now a part of Teledyne Technologies Incorporated), and Norbit Group AS Norway are examples of companies offering imaging sonar solutions (such as multibeam sonars and/or 2D scanning sonars), but none of these sonar offerings are directly comparable or competitors to our real time volumetric 3D/4D/5D and 6D sonar solutions as their scanning sonar, single beam or multibeam sonars are not real time 3D imaging sonars and therefore cannot image moving targets underwater.

Specifically, we believe that they do not have the same capabilities as our Echoscope® technology in terms of real time inspection and monitoring by generating 3D, 4D, 5D and 6D images of moving objects underwater including in environments in low or zero visibility conditions. Nor do they have the ability to use a single sonar for multiple real time 3D/4D images simultaneously. Notwithstanding it should be noted that Teledyne has acquired a significant number of substantial subsea companies (examples are Reson and BlueView). Teledyne has much greater resources, liquidity and market reach than our Company and has many operating verticals. We therefore can give no assurance that companies such as these will not enter this market. Furthermore, companies such as Kongsberg Gruppen and Teledyne can expend significantly more in any one fiscal year on R&D and Business Development, key pillars for increasing market share of underwater imaging sonars, than the Company. Notwithstanding, we believe that our recent development and introduction of 5D/6D - Echoscope PIPE®) sonar capability in conjunction with our software (4G USE® a multi-sensor platform) further distinguishes our volumetric sonars and significantly extends our lead in real time 3D/4D/5D and 6D Imaging of moving objects underwater over competitors in the subsea imaging market. We are not aware of any other imaging sonars in the market capable of generating real time 5D and 6D imagery underwater, which are Coda Octopus inventions. The innovations around Echoscope PIPE® are the subject of numerous patent applications. We have been awarded US 10,718,865 and US 10,816,652 which concerns a method of compressing beamformed data and method of compressing sonar data, respectively.

We seek to compete on the basis of producing high quality products employing cutting edge technology that is easy to use by the operators without specialized skills in sonar technology. We intend to continue our research and development activities to continually improve our products, seek new applications for our existing products, develop new innovative products and grow the market for our products and expertise.

Diver Augmented Vision Display System (“DAVD”)

There are various diving systems in the market that provide a combination of different aspects of our DAVD system but no systems that directly compete in the form of embedded fully transparent glasses mounted internally within the diver helmet or mask and on which various types of images, data and augmented reality information can be displayed. This concept is protected by US Patent 10,877,282.

The DAVD system provides a unique diver centric system with localized and external sensors to provide increased safety, scene awareness and vital communication in the form of Digital Audio, Ultra-Low-Light Video, Text and technical instruction and access to a complete media hub for effective communication between diver and supervisor. The DAVD system provides the following capabilities:

●	Fully Transparent High-Definition Head-Up Display mounted internally within supported Dive Helmets and Dive Masks, including Kirby Morgan KM37, KM37SS, KM97 and SL17 Helmets, as well as the Interspiro Divator MK II, OTS Guardian and Dräger Panorama Nova Dive
●	Fully integrated 1st person perspective digital low-light camera with advanced video processing and real-time edge enhancement for Diver and Dive Supervisor
●	Fully integrated noise-cancelling Digital Audio at source, replacing legacy communications
●	Integrated Diver Head Tracking for accurate 3D scene visualization with full support for subsea positioning systems for accurate Diver positioning
●	Telemetry Information on demand including Dive Timers, Depth and Compass Heading, Live position Lat/Long (when connected to external diving positioning system), Waypoint Range and Bearing as well as external Dive Computer data
●	Instant Digital Voice and Text Communication between Dive Supervisor and Diver, including auto and pre-defined messaging
●	Transmit unlimited on-demand media to Diver including Images, Instructional Videos, Technical Drawings and other assets to assist in live operations
●	Creation and transfer of unlimited step-by-step mission instructions with text, video and image support for common diver tasks and operations
●	Full Mixed-Reality 3D Display for Diver using live Sonar, pre-surveyed Sonar data and 3D models
●	Divers HUD Display fully adjustable between 2D Mode, and 3D Mode with 1st person and 3rd person perspective

There are several diver related products and sensors that can be worn by the diver such as telemetry systems, navigational aids, dive computers, video and sonar systems and probes and sensors such as magnetic and thickness. Each of these systems typically have an independent display, typically on the device or wrist worn.

Video systems generally provide no direct benefit to the diver and are intended for top-side visualization. The DAVD provides video data to the diver directly.

More recent advances in technology have introduced head mounted display (HMD) as either replacement or as additional display close to the divers’ eyes. These are typically presented in the form of a monocular display mounted externally to the divers’ mask in which the diver must look at this display through a single eye. These are not intended for long term use and more for occasional glance at data for reference. Dual HMDs are also provided in certain products to replace what the diver can see through the mask with a computer display.

The drawback of such HMD is that the diver loses all sense of the natural surrounding and the real environment is placed using the computer display. Examples of monocular and dual lens HMD include Shearwater Nerd 2, Tritech DMD (Diver Mounted Display) and Blueprint Subsea Artemis HMD.

Furthermore, a significant challenge for diving is the operating environment where zero visibility conditions typically prevail. Combining our DAVD with our Echoscope® removes this barrier for diving operations.

In our Services Segment, we are exposed to the following competitive challenges:

Marine Engineering Businesses

Through our marine engineering operations, Coda Octopus Colmek, Inc. and Coda Octopus Martech Limited, we are involved in custom engineering for the defense industry in the United States and in the United Kingdom and are dependent on subcontract from the major prime contractors. Martech and Colmek compete with larger contractors, such as the primes, in the defense industry. Typical among these are Ultra Electronics, BAE Systems, Thales, Raytheon and Northrop Grumman, all of whom are also partners on various projects. The strongest competitors are often the prime contractors themselves as they predominantly have the option to execute the work package internally as opposed to subcontracting these.

Intellectual Property

We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property rights are critical for our continued success. When we can we protect our innovations and inventions through a variety of means, including, but not limited to, applying for patent, copyright, and trademark protection domestically and internationally, and protecting our trade secrets. We incentive our employees to innovate through our Patent Reward Scheme. In the last 3 years we have advanced our existing sonar technology and have filed several significant patents applications pertaining to these inventions including covering our newly innovated 5D and 6D sonars. Furthermore, we have recently been awarded a patent which concerns a method of predicting and adjusting the laying of cable using sonar imaging. This is a significant patent for the Offshore Renewables Market, which as the world makes the energy transition is set to expand globally. The Offshore Renewables sector is important for our growth strategy. Our Echoscope® technology is used for real time monitoring of cable installations for some of these offshore renewable projects. This recent patent covers a method which automatically predicts the cable touchdown point and removes the need for the Echoscope® operator to manually determine and log the cable touchdown point.

Patents

Our patented inventions along with our strategy to enhance these inventions are at the heart of the Company’s strategy for growth and development. We expend a material part of our cash resources in building our Patent Portfolio. We also incentivize our staff to contribute to our Patent Portfolio by having in place a competitive Patent Reward Scheme. In the 2023 FY we added four new patents to our portfolio.

Our patent portfolio consists of the following:

Patent No.	Description	Expiration Date
US 7,466,628	Concerns a method of constructing mathematical representations of objects from reflected sonar signals	January 1, 2027
US 7,489,592	Concerns a method of automatically performing a patch test for a sonar system, where data from a plurality of overlapping three-dimensional (3D) sonar scans of a surface, as the platform is moved, are used to compensate for biases in mounting the sonar system on the platform	March 5, 2027
US 7,898,902	Concerns a method of representation of sonar images allowing 3D sonar data to be represented by a two-dimensional image	June 13, 2028
US 8,059,486	Concerns a method of rendering volume representation of sonar images.	April 16, 2028
Japan 5565964	Concerns a method for drilling/levelling by an underwater drilling/levelling construction device	January 13, 2031
Japan 5565957	Concerns a method of construction management for a 3D sonar device	October 13, 2030
US 8,854,920	Concerns a method of volumetric rendering of 3D sonar data sets	June 22, 2033
US 9,019,795	Concerns a method of object tracking using sonar imaging through point matching between 3D data sets	November 30, 2033
US 10,088,566	Concerns a method of object tracking using sonar imaging using a bounding sphere for object tracking	November 25, 2036
US 10,718,865	Concerns a method of compressing beamformed sonar data	March 1, 2039
US 10,816,652	Concerns a method of compressing sonar data	October 28, 2038
US 11,061,136	Concerns a method of tracking unknown possible objects with sonar	March 28, 2039
**US 11,204,108	Concerns a method of predicting and adjusting the laying of cable using sonar imaging.	March 22, 2039
*US 11,448,755	Concerns a method of correcting beamformed data through split aperture beamforming	June 3, 2041
US11,579,288	Concerns a method of pseudo random frequency sonar ping generation for the purposes of data and hardware cost reduction	April 14, 2038
JP7224959	Concerns a method of compressing sonar data	April 14, 2038
US10, 877,282	Head Up Display System for Underwater Face Plate (within an underwater dive helmet or dive mask)	License for exclusive use granted to Coda Octopus.
US 11,846,733	Concerns a method of stabilizing sonar images	October 30, 2035
JP 7224959	Concerns a method of pseudo random frequency sonar ping generation to reduce data and hardware cost	April 14, 2038
US 11,874,407	Concerns technologies for dynamic, real time, four-dimensional volumetric multi-object underwater scene segmentation	February 19, 2040
US11,789,146	Combined method of location of sonar detection device	August 5, 2039

Trademarks

We own the registered trademarks listed below and they are used in conjunction with the products that we market and sell:

Coda®, Octopus®, CodaOctopus®, CodaOctopus & Design®, Octopus & Design®, F180®, F280®, F280 Series®, Echoscope®, Echoscope 4G®, Echoscope 5D®, 5D Echoscope®, Echoscope 6D®, 6D Echoscope®, Echoscope PIPE® Ping-Pong Echoscope Sonar®, Ping-Pong Echoscope®, Ping-Pong Sonar®, Echoscope Sequencer® 4G Underwater Survey Explorer®, 4G USE®, Echoscope Sequencer®, Survey Engine®, Dimension®, DAseries®, GeoSurvey® CodaOctopus® Air, CodaOctopus® Vantage®; CodaOctopus® UIS; CodaOctopus® USE, Sentiris® and Thermite®.

In addition, we have registered several internet domain names including www.codaoctopus.com; www.codaoctopusgroup.com; www.colmek.com and www.martechsystems.co.uk.

Research and Development (“R&D”)

Research and Development is foundational to our business strategy to ensure our growth strategy and maintain our competitiveness. The main costs that are incurred in this area are wages and salaries and prototyping. The recent crystallization of several significant hardware development projects by the Company, has seen R&D expenditures decreasing.

Our products are complex and therefore we can give no assurance that even with spending a significant part of our resources on R&D, we will be successful in our development goals or realize significant monetization of these developments. Furthermore, even following the launch of any product we may not succeed. Moreover, we may incur significant research and development expenditures without realizing viable products.

Government Regulation

Because of the nature of some of our products, they may be subject to export control regimes including in the United States, United Kingdom, Denmark, and Australia where we conduct business operations. Where our products are subject to such export control requirements, they may only be exported to our customers if there is a valid export license granted by the relevant government body. Moreover, these regulations may change from time to time in these jurisdictions, including the United States, depending on the existing relationship with the country to which the goods are exported.

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

Employees

As of the date hereof, we employ approximately 83 employees worldwide, of which 10 hold management positions. A large majority of our employees have a background in science, technology, software and hardware engineering, with a substantial part being educated to a degree level. None of our employees are employed under a collective agreement and we have not experienced any organized labor difficulties in the past.

Available Information

Our internet address is www.codaoctopusgroup.com, where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our website. With the exception of our annual and periodic reports (Form 10-K and Form 10-Q), the information found on the Company’s website is not intended to be incorporated by reference into this or any other report we file with or furnish to the SEC and are expressly excluded from any such form or reporting.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Not required.

ITEM 2. PROPERTIES

Orlando, Florida

Our corporate offices are co-located with our subsidiary Coda Octopus Products, Inc. in Orlando. We own these business premises comprising 3,000 square feet, that includes office space, training center and light manufacturing facilities.

Salt Lake City, Utah, USA

Coda Octopus Colmek operates from its premises which comprises 16,000 square feet and includes manufacturing, R&D Facilities, and office space. These premises are owned by Coda Octopus Colmek.

Edinburgh, Scotland, UK

Coda Octopus Products Limited (Edinburgh based) operates from its premises comprising 21,313 square feet of internal space and includes office space, R&D Facilities, and manufacturing. These premises are owned by Coda Octopus Products Limited.

Copenhagen, Denmark

Coda Octopus Products A/S, a Danish Subsidiary was established as as a mitigation strategy in relation to the UK leaving the European Union which has limited trade relations with EU member states. These premises are used as our European Offices. The lease is subject to six (6) months’ notice to terminate.

Annual rent is DKK 142,893 plus Value Added Tax (being an equivalent of $20,472) per annum) with an annual increase of 3%.

Portland, Dorset, UK

Martech uses premises owned by Coda Octopus Products Limited. These premises are located in the Marine Center in Portland, Dorset, United Kingdom, and comprise 9,890 square feet. The building comprises both office space and manufacturing and testing facilities. The rent paid to Coda Octopus Products Limited is $53,803 per annum.

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

Year Ended October 31, 2023	HIGH	LOW
First Quarter	$8.22	$5.88
Second Quarter	$8.19	$6.13
Third Quarter	$11.09	$7.75
Fourth Quarter	$8.76	$5.70

Year Ended October 31, 2022	HIGH	LOW
First Quarter	$8.95	$6.49
Second Quarter	$7.37	$5.60
Third Quarter	$5.75	$4.77
Fourth Quarter	$6.44	$4.85

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

As of October 31, 2023, we had no authorized share repurchase programs.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

Forward-Looking Statements

The following discussion is intended to promote understanding of the results of operations and financial condition and should be read in conjunction with our consolidated financial statements and notes thereto. This discussion may contain forward-looking statements that reflect the plans, estimates and beliefs of Coda. The words “plans,” “expects,” “will,” “anticipates,” “believes,” “intends,” “projects,” “estimates” or other words of similar meaning and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors and we disclaim and do not undertake any obligation to update or revise any forward-looking statement, except as required by applicable law.

This section of this Form 10-K generally discusses fiscal 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K, filed with the SEC on January 30, 2023, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at codaoctopusgroup.com.

General Overview

The Company operates two distinct businesses. These are:

●	the Marine Technology Business (also referred to in this Form 10-K as “Products Business”, or “Products Segment”); and

●	the Marine Engineering Business (also referred to in this Form 10-K as “Engineering Business”, or “Services Business” or “Services Segment”).

Our Marine Technology Business has operations in the USA, UK and Denmark – see organization chart set out in the Section Item 1 (Business). This business is an established technology solution provider to the subsea and underwater imaging, surveying and diving market. It has been operating as a supplier of solutions comprising both hardware and software products for close to 30 years to this market and it owns key proprietary technology including its Echoscope® and DAVD technology, that are used in both the underwater defense and commercial markets. All design, development and manufacturing of our technology and solutions are performed within the Company. We sell our products and solutions globally and have a combination of direct sales and indirect sales (via our agents’ network). In Asia and Africa, we largely sell via agents, in the USA, Europe and the Middle East we sell directly. We also rent our products and solutions, particularly to tier-one offshore service providers who prefer accounting for offshore equipment as an operating expense rather than capital expense.

Our imaging sonar technology products and solutions marketed under the name of Echoscope® and Echoscope PIPE® are used primarily in the underwater construction market, offshore renewables, offshore oil and gas, forward looking obstacle avoidance, complex underwater mapping, salvage operations, dredging, bridge inspection, underwater hazard detection, port and harbor security, mining, mine counter measures, ship hull scanning, real time threat detection, fisheries, commercial and defense diving, and marine sciences sectors. Uniquely the Echoscope® technology is a single sensor for multiple underwater applications which allows the market operators to consolidate their underwater sensor requirements.

Our novel diving technology is distributed under the name “CodaOctopus® DAVD” to the global defense and commercial diving markets and is relatively new to the market. The DAVD system which embeds a pair of transparent glasses in the Head up Display (HUD) is used as the data hub for displaying comprehensive real time data to the diver underwater. This also allows both the diver and the dive supervisor to visualize in real time the same underwater scene and data. We believe that the DAVD system has the potential to radically transform how diving operations are performed globally because it provides a fully integrated singular system for topside control and a fully connected HUD system for the diver allowing both the topside and diver to share a range of critical information including depth (pressure and temperature), compass and head tracking, real time dive timers and alerts, diver position and navigation, ultra-low light enhanced video system and enhanced digital voice communications. Limitations of current diving operations are that the diver only shares analog voice communications with the topside, is subject to the topside verbally describing information, and there is no real time information including real time navigation, tracking and mapping of the dive area available to the diver. The topside must also manage several independent systems for video, communications, and positioning. The Company’s solution addresses these deficiencies. Another critical part of our solution is that by using the Company’s Echoscope® technology, diving can be performed in zero visibility conditions, a common problem which besets these operations and can result in significant costs to the offshore service provider.

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

The Services Business has operations in the USA and UK. It is a trusted long-term Department of Defense (DoD) supplier. Its central business model consists of working with Prime Defense Contractors to design and manufacture sub-assemblies for utilization into larger defense mission critical integrated systems (“MCIS”). An example of such MCIS is the US Close-In-Weapons Support (CIWS) Program for the Phalanx radar-guided cannon used on combat ships. These proprietary sub-assemblies, once approved within the MCIS program, afford the Services Business the status of preferred supplier. Such status permits it to supply these sub-assemblies and upgrades in the event of obsolescence or advancement of technology for the life of the MCIS program. Customers include prime defense contractors such as Raytheon, Northrop Grumman, Thales Underwater and BAE Systems. The typical scope of services provided by this business extends to concept, design, prototype, manufacture, and post-sale support including maintenance and obsolescence management.

We have long-standing relationships with prime defense contractors, and we use these credentials to secure more business. We support some significant defense programs of record by supplying and maintaining proprietary parts (or parts for which we are preferred suppliers) through obsolescence management programs. These services provide recurring stream of revenues for our Services segment.

Both the Marine Technology Business and Marine Engineering Business have established synergies in terms of customers and specialized engineering skill sets (hardware, firmware, and software) encompassing capturing, computing, processing and displaying data in harsh environments.

Factors Affecting our Business.

Our business is affected by a number of factors including those set out below:

A.	United Kingdom’s withdrawal from the European Union (EU) – Commonly referred to as “Brexit”

This has affected our Business in several important areas:

➢	It has reduced the availability of the pool of highly skilled workers in the fields in which we operate. This has made recruitment for skills challenging and constrains our ability to innovate rapidly.

➢	Our Technology requires training and support of customers deployments. UK employees are unable to freely work in the European Union and they now require work permits which are only available in limited circumstances including demonstrating that no other European national is available to perform the services. This is virtually impossible to demonstrate and therefore this impacts our ability to service our European Union customer requirements and directly impacts on revenue.

➢	Our shipments from the UK to the EU member states are subject to custom process. This results in increased costs and delays in the processing of shipments. This is a further impediment for our customers and makes selling into these markets more challenging.

➢	Because we have to set up various offices in the European Union member state countries to gain seamless access to these markets, it increases the cost of our operations and therefore our overheads without any corollary increase in sales to defray these costs.

B.	Currency Risks:

The Company’s operations are split between the United States, United Kingdom, Denmark, and the Netherlands. Item 1 (Business) of this Form 10-K sets out an overview of the entities within the Company’s group and their location. A significant proportion of our consolidated revenues (51.4% in 2023 FY compared to 53.9% in the 2022 FY) are generated outside of the United States by our foreign subsidiaries in the United Kingdom (“UK”) and Denmark. In addition, a significant part of our assets and liabilities (both current and fixed) is held in British Pounds, Danish Kroner and Euros by these foreign subsidiaries. Foreign Currency Translations as they pertain to our assets and liabilities are translated at the prevailing exchange rate at the balance sheet date and related revenue and expenses are translated at weighted average exchange rates in effect during the 12-month reporting period. Significant currency fluctuations (particularly the British Pound and/or the Danish Kroner, Euros, versus the US Dollar) may affect our financial results including our profit and loss account and the value of our assets and therefore we are subject to foreign currency fluctuation risks. In the Current 2023 FY, there were less adverse movements of these foreign currencies against the USD and therefore our foreign subsidiaries revenues when translated into USD were only marginally impacted when applying the Constant Rate (which is the 12-month period in the previous financial year exchange rate).

C.	Inflation

Inflation measured as the Consumer Price Index has since calendar year 2022 been volatile in the countries in which we operate. Recently inflation has been falling in these countries and in the twelve months to October 31, 2023, these were:

➢	Denmark 0.1% - source: Statistics Denmark,
➢	UK 4.7% - source: Office of National Statistics (ONS); and
➢	USA 3.2% - source: U.S. Bureau of Labor Statistics.

Despite the decrease in inflation, the geopolitical landscape (such as the war in Ukraine which impacts on the price of commodities including oil) makes it highly probable that inflation will continue to be volatile in the countries in which we operate and therefore is likely to impact the costs of our operations. Inflation affects our business in several areas including the costs of our operations (such as wages and salaries, which has seen an average increase of 10% in the reporting period) and the costs of raw materials for our products. The increase in the bill of materials (“BOM”) costs of our products is not easily transferable to our customers and therefore there is a risk that our margins may be adversely impacted and/or that we become less competitive. Furthermore, inflation has a knock-on effect on revenue, since in a high inflation environment our customers are less likely to invest in technology.

D.	Political Landscape/Exporting to China

We sell our products globally and increasingly to Asia. Asia is the fastest growing economies for our technology and solutions. The recent change in both the US and UK Governments’ political stance (and to a lesser extent the European Union Member States) towards trade with China, directly affects the sale of our products to customers based in China. Our real time 3D sonars which are depth rated above 300 meters along with our inertial navigation and attitude measurement sensors (F280® series) are subject to export control for certain countries, including China and therefore requires an export license. Although DAVD is not subject to export control under Export Administration Regulation (EAR) or International Trade in Arms Regulations (ITAR), we are not allowed to promote our DAVD technology in China.

On March 2023, the US Government Department of Commerce (Bureau of Industry and Security, Commerce) amended the Export Administration Regulations (EAR) to add a significant number of entities “determined ….to be acting contrary to the national security or foreign policy interests of the United States”. The amended EAR in general states that there is a “presumption of denial” of grant of export licenses to these entities and their affiliates. This is another indication that the US Government policy and disposition towards China continues to harden and companies in the technology space will increasingly find it difficult to sell to China due to government restrictions.

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

Furthermore, even though our sonars which are depth rated at 250m or less do not require export licenses for China, and our other products such as our geophysical products and Pan & Tilt devices, the recent change in the UK Export Control Regulations vis-à-vis China now encompasses an “all catch” provision under which any item intended for export to China may be seized by UK Border Control “if there is a risk that an item may be intended or diverted for purposes connected with weapons of mass destruction or their means of delivery”. The interpretation of this provision has seen almost all exports to China from the UK being detained by UK Border Control. In 2023 FY we realized significantly less in sales to China, and we believe a direct result of the political environment.

The removal of China as a trading partner is likely to have a significant negative impact on our revenues and growth strategy. China has one of the largest planned and funded investment programs for offshore renewables, the market for which most of our technology is used for in China. After significant business development in China, we had started to see persistent and credible growth for our products in this market. However, with the ongoing geopolitical climate, we do not expect to see increased sale in China.

E.	Significant Increase in the Price of Raw Materials

While there have been improvements in lead time for supply of raw materials and components in the Supply Chain during the reporting period, there is significant inflation which impacts the costs of raw materials which we are unlikely to be able to pass on to our customers due to the extent of these increases. These increases may make the cost of making our products uncompetitive and may also affect our margins.

F.	Shortage of Key Skills/Resourcing Levels and significant increase in cost of operations due to inflation

We are experiencing skill shortages in areas that are critical to our growth strategy including experienced sales and marketing personnel, software developers and skilled electronic technicians. The inflationary conditions and shortage of skilled workers in the countries in which we operate (US, the UK, Denmark, and India) make it difficult for us to compete for these skills as there is extreme pressure on wages. It was widely reported in the UK press recently that “annual average total pay growth for the private sector was 7.9% in April to June 2023, the largest annual total growth rate since comparable records began in 2001 [The Economist August 19th-25th 2023 Edition]”. Furthermore, as a small business, we do not have resilience built into our workforce. As a result, there is a risk in the face of global skills shortages coupled with a higher demand for skills that we could lose skills that are essential for our business including the manufacture of our products or continuation of our engineering services. For our engineering business, it is crucial that they can offer competitive pricing to their Prime Defense Contractors who generally have the option to retain the subcontract inhouse with their engineering teams and therefore pricing is an important deciding factor for being awarded a subcontract by these customers.

As a small business, we are hindered in our ability to compete for certain specialized electronic engineering skills or technology skills, as our remuneration package is not as competitive as those offered by bigger companies which are competing for the same skills.

G.	Government Spending for Defense

We are dependent on the timely allocation of funds to defense procurement by governments in the United States and the United Kingdom. A large part of our revenues in the Services Segment derives from government funding in the defense sector. In general, where there is a change of government, spending priorities may change from those priorities of the previous Administration. This may adversely impact on our revenues. Furthermore, during calendar year 2024, the US Federal Defense Budget is dependent on the New Administration being able to secure approval in Congress for the defense budget. The slim majority on which the current Administration operates is likely to hinder future spending on new defense projects. Currently with the US Election season almost open, the Federal Government is using continuing resolutions to fund existing programs as there is no agreement on budget. This is likely to further postpone approval of budgets and apportionments of funds, which is likely to affect our business.

H.	Technological Advancement

A significant part of our growth strategy is predicated on our flagship real time volumetric imaging sonar technology, the Echoscope® and our Diver Augmented Vision Display (DAVD) solution. The technology space is inherently uncertain due to the fast pace of innovations and therefore we can give no assurance that we can maintain our leading position in these areas or that innovations in other areas may not surpass our solutions that we currently supply to the subsea market. An example of new technology entering the subsea market is LIDAR technology. However, unlike our sonar technology, LIDAR technology cannot be employed in zero visibility conditions and cannot generate a volume pulse or image moving objects required for real time inspection and monitoring underwater.

I.	Concentration of Business Opportunities Where the Sales Cycle is Long and Unpredictable

The Services Business revenues are highly concentrated and are largely generated from subcontracts with a small number of Prime Defense Contractors. The sales cycle is generally protracted which may affect our revenues. It is also dependent on the US federal government appropriating budget for defense projects and where the federal government is unable to find consensus in the US Congress, this affects the timely award of sub-contracts from Prime Defense Contractors to our Services Business, which is reliant on these awards. Furthermore, the Marine Technology Business key opportunities which are critical to its growth strategy are in the Defense Market for both its imaging sonars and the DAVD, both of which are key pillars of the Company’s growth strategy. Due to the protracted nature of the government procurement process and cycle for defense spending under federal and/or state budgets, the sales cycle can be long and unpredictable, thus affecting timing of orders and thus revenues and our overall growth plans.

Critical Accounting Policies and Estimates

The Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements have been prepared in conformity with GAAP in the United States which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We evaluate our estimates based on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets, recognition and measurement of deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and others. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

We believe the following accounting estimates are most critical to understanding our consolidated financial statements. See “Note 2 - Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a full description of our accounting policies.

Revenue Recognition

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

Regarding our Products Segment, all our products are sold on a stand-alone basis and those market prices are evidence of the value of the products. To the extent that we also provide services (e.g., installation, training, etc.), those services are either included as part of the product or are subject to written contracts based on the stand-alone value of those services. Revenue from the sale of services is recognized when those services have been provided to the customer and evidence of the provision of those services exists.

For further discussion of our revenue recognition accounting policies, refer to “Note 4 Revenue Recognition” in our Consolidated Financial Statements.

Stock-based Compensation

We recognize the expense related to the fair value of stock-based compensation awards within the consolidated statements of income and comprehensive income. The fair value of stock-based compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

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

Deferred tax assets and liabilities are the amounts by which the Company’s future income taxes are expected to be impacted by these differences as they reverse. Deferred tax assets are based on differences that are expected to decrease future income taxes as they reverse. Correspondingly, deferred tax liabilities are based on differences that are expected to increase future income taxes as they reverse. “Note 10 Income Taxes” to the Consolidated Financial Statements discusses the amounts of deferred tax assets and liabilities, and also presents the impact of significant differences between financial reporting income and taxable income.

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

Fiscal Year 2023 Consolidated Results of Operations

In this Form 10-K, the following meanings are ascribed to the terminologies set out immediately below:

FY	Means Fiscal Year
2023 FY	Means the Fiscal Year ended October 31, 2023
2022 FY	Means the Fiscal Year ended October 31, 2022
Current FY	Means the Fiscal Year ended October 31, 2023
Previous FY	Means the Fiscal Year ended October 31, 2022

In the Current FY our overall consolidated financial results were down when compared to the Previous FY. Our consolidated results include the results of the Company’s foreign subsidiaries. Our Foreign subsidiaries’ results are translated from their respective functional currencies into United States Dollar (USD) for reporting purposes. Currency fluctuations can therefore impact on our consolidated results including revenue and our profitability. In the Current FY our consolidated revenue was $19,352,088 compared to $22,225,803 in the Previous FY, representing a decrease of 12.9%. The foreign currency impact in the Current FY was immaterial and when applying the Constant Rate (Previous FY exchange rate), our revenue would have been marginally higher in the Current FY by 0.4% or $84,901. During the Current FY Gross Profit Margins moderately decreased by 1.0%. Total operating expenses increased by 1.0% and were $10,291,503 compared to $10,186,624 in the Previous FY. Income from operations decreased by 45.3% and was $2,739,552 compared to $5,004,064 in the 2022 FY. Net income before taxes decreased by 33.3% and was $3,421,228 compared to $5,132,335 in the Previous FY.

The main factors for the decrease in our overall financial results are global economic factors including inflation which has directly resulted in some significant offshore projects stalling in the Current FY. Many offshore operators (which constitute our customers) have existing fixed priced contracts that were entered into several years prior and which are now substantially “out-of-the-money” due to inflation. Some reports indicate that some of these offshore projects saw costs rising in excess of 40% against a backdrop of fixed price contracts previously agreed. Consequently, many of these projects were not executed in the Current FY. Many of the prime contractors (Orsted, Vattenfall, Siemens) have announced either project costs write down or shelving of projects until further notice. These factors have affected our Marine Technology Business and was further compounded by slower order-take in the 2023 FY from key strategic markets in Asia due to macro-economic factors. The UK Engineering Operations have also been affected by slow order take as during the 2023 FY their defense customers prioritize land-based applications relating to supporting the Ukraine efforts over naval-based solutions, relevant for this business.

Segment Summary

Marine Technology Business

In the 2023 FY, the Marine Technology Business generated $12,119,066 or 62.6% of our consolidated revenues compared to $14,724,688 or 66.3% in the 2022 FY, representing a decrease of 17.7%. Gross Profit Margin was lower at 76.7% in the 2023 FY compared to 80.0% in the 2022 FY, representing a decrease of 3.3%. The decrease in gross profit margin is attributed to a combination of factors including higher agents’ commission costs of $794,427 compared to $596,426, in the 2022 FY, representing an increase of 33.2%, and less units of rentals, software and customization services sold, all of which yield a higher gross profit margin. Total operating expenses increased in the Marine Technology Business by 8.0% and were $5,153,456, compared to $4,771,054 in the 2022 FY. This is largely due to exchange rate variance (a non-cash item within SG&A). Income from operations in the Marine Technology Business was $4,145,814.

The overall decrease in the Marine Technology Business financial results is due to the decrease in revenue caused by weak demand from key strategic markets such as offshore renewables and construction projects in Asia.

The business model for our Marine Technology Business includes both outright sales of our technology and rentals with associated services. Rentals requirements and usage emanate mainly from Europe and are largely used by Tier One Offshore Service Providers. Rentals and associated services are a significant part of our business model and growth strategy, since these Tier One Service Providers generally rent equipment as opposed to purchase. In addition, a significant part of these revenues comprises associated services which encompass our field engineers providing support in the mobilization of the equipment and providing training to users.

During the Current FY we saw a sharp fall in our rental and associated services revenues and contrary to our business plan for the Current FY, a lack of growth in rentals revenues. In the Current FY rental revenue was $1,264,804 compared to $1,844,755 in the Previous FY, representing a decrease of 31.4%. We believe this is largely due to the offshore renewable industry experiencing rising costs, interest rates hikes and supply chain issues, which have seen the major operators in this market shelving development projects and seeking to reset contract prices. The offshore renewable energy market is an important sector for our technology and success in this market is important for our growth strategy. It is reported that the slowdown in Europe in the offshore renewable market is attributable to the factors below:

●	Operators have seen a 40% increase in the costs of installations (against a backdrop of fixed price contracts negotiated in previous years). This has caused many of these offshore developments/projects to become unviable. Many of the major operators in this sector have now shelved or cancelled projects. Many of these projects are now open to either re-tendering or price reset negotiations (source www.windeurope.org, Bloomberg, Financial Times).

●	Delays in European offshore providers entering the US Market due to contractual hurdles, inflation, high interest rates – all of which have caused these contracts to become unattractive to execute against. By way of example, Orsted (the world’s biggest developer of offshore wind) in the Current FY warned that several of its offshore wind projects are being hurt by suppliers’ delays which could lead to a significant write down relating to US Projects (such as, Ocean Wind`, Sunrise Wind and Revolution Wind) and more recently headlined in the Financial Times that BP and Equinor have scrapped New York offshore wind contract due to rising costs, interests rates and supply chain problems (source Bloomberg and Financial Times).

Asia is a key strategic market for our growth. During the Current FY we also saw a sharp fall in outright sales (as opposed to rentals) of equipment from the Asia-region. In the Current FY we had sales from Asia of $4,607,786 compared to $5,723,970 in the Previous FY. This is attributed to the slow pace of conversion of our proposals into orders from Asia including Japan, South Korea and China. We continue to believe that these are important markets for our technology and, although in the Current FY sales from that region fell, we do not believe this relates to any systemic problems with our technology or solutions offered but relate to broader macro-economic factors which impacts on investment decisions.

Services Business

In the 2023 FY, the Services Business generated $7,233,022 or 37.4% of our consolidated revenues compared to $7,501,115 or 33.7% in the 2022 FY, representing a decrease of 3.6%. Gross Profit Margin was higher at 51.6% in the 2023 FY compared to 45.4% in the Previous FY, representing an increase of 6.2%. This increase reflects the mix of engineering work during the 2023 FY (more units of manufacturing compared to design work). Total operating expenses fell in the Services Business by 6.3% and were $2,515,664 compared to $2,684,985 in the Previous FY. This is largely related to the reduction in staff headcount. Income from operations was $1,216,121 compared to $722,584 in the 2022 FY. Our Services Segment is comprised of the UK Operations (Martech) and the US Operations (Colmek). During the 2023 FY, the UK Operations has experienced significant delays in securing orders from its UK customers. While we still expect to receive these orders, this delay has impacted significantly on the revenue from the UK Operations of our Services Business and has contributed to the overall fall in our consolidated financial results in the Current FY. We believe the reason for this delay is that some of our customers’ priorities have temporarily shifted to supporting requirements for Ukraine which are land-based solutions and are not, for example, mine-hunting or other naval applications. We do not believe these opportunities have gone away but have, instead, been postponed.

Comparison of fiscal year ended October 31, 2023, to fiscal year ended October 31, 2022

The information provided below pertains to the Company’s consolidated financial results. For information on the performance of each Segment including the disaggregation of revenues and geographical split, see “Note 14 Segment Analysis” and “Note 15 Disaggregation of Revenue” of our audited Consolidated Financial Statements as of October 31, 2023, and 2022.

Revenue:

Year Ended October 31, 2023	Year Ended October 31, 2022	Percentage Change
$19,352,088	$22,225,803	Decrease of 12.9%

We realized a decrease in our consolidated revenues of 12.9% in the 2023 FY compared to the 2022 FY. In the 2023 FY revenue decreased in both business segments which did not meet their respective revenue plans. In the 2023 FY the main factors affecting the Marine Technology Business revenue plan are global economic factors such as inflation which has upended growth projections in a number of sectors including Offshore Renewables. In the 2023 FY we realized significantly less units of rentals than our business plan projections due to a number of significant projects being either postponed or shelved because inflation has made these unviable, thus requiring pricing renegotiations between the prime contractors and offshore service providers (the latter being our customers). This is discussed more fully above. This Business segment also realized less sales in key strategic markets such as Asia due to the slow pace of conversion of orders reflecting economic factors in that region. In the Current FY sales in Asia fell by 19.5% and were $4,607,786 compared to $5,723,970 in the 2022 FY. The UK Operations of the Services Business also had reduced order take caused by its defense customers priorities temporarily shifting to land-based assets applications (as opposed to Naval assets-applications) to support the Ukrainian efforts.

Gross Margin:

Year Ended October 31, 2023	Year Ended October 31, 2022	Percentage Change
67.3% (Gross profit of $13,031,055)	68.3% (Gross profit of $15,190,688)	Decrease of 1.0%

Our consolidated gross profit margins reported in our financial results may vary according to several factors. These include:

●	The percentage of our consolidated sales that is attributable to the Marine Technology Business versus the Services Business. The Gross Profit Margin yielded by the Products Business is generally higher than that of the Engineering Business.
●	The percentage of our consolidated sales that is attributable to the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials for our Department of Defense subcontracts.
●	The mix of engineering projects performed by our Services Business (Design prototyping versus manufacturing).
●	The mix of sales generated by the Marine Technology Business during the reporting period. The Marine Technology sales in general comprise of:

●	Outright sales versus rentals.
●	Hardware related sales versus Software related sales (Software is generally a higher margin).
●	Custom Engineering around its technology (“services”) versus Field Services (where we as our customers with training and mobilization support; and services relating to repairing and servicing customers’ products.

●

Levels of commission on sales.

Both the Marine Technology Business and our Services Business work with a global network of sales agents. Most of the sales made by the Marine Technology Business from Asia or South Africa attract commission as those are typically sales via our agents/distributors network. Although the Services Business works with sales agents this is on a lesser scale than the Marine Technology Business and typically commission costs incurred by the Services Business are very low.

See “Note 2 Summary of Accounting Policies” (Cost of Revenue), “Notes 14 Segment Analysis” and “Note 15 Disaggregation of Revenue” of our audited Consolidated Financial Statements as of October 31, 2023, for more information covering commissions as a component of Cost of Revenues, segment reporting and the disaggregation of our revenues by type and geography, respectively.

●	Level of assets in the rental pool and Cost of Revenue associated with these rental assets – see “Note 2 Summary of Accounting Policies” (Cost of Revenue). The assets utilized for our rental offering are subject to depreciation, a portion of which is allocated to Cost of Revenue.

In the 2023 FY gross profit margins for the Marine Technology Business were 76.7% compared to 80.0% in the 2022 FY. For the Engineering Business, these were 51.6% in the 2023 FY compared to 45.4% in the 2022 FY.

The main factor for the fall in the gross profit margin for the Marine Technology Business is the mix of sales. In particular, there were less units of rentals and customization of technology services work compounded by higher commissions paid in the 2023 FY. The Marine Technology Business incurred commission costs of $794,427 compared to $596,426 in the 2022 FY, representing an increase of 33.2%.

Since there are more variable factors affecting Gross Profit Margins in the Marine Technology Business, a table showing a summary break-out of sales generated by the Marine Technology Business in the 2023 FY compared to the 2022 FY is set out below:

	2023 FY Products	2022 FY Products	Percentage Change
Equipment Sales	$8,444,305	$8,771,050	(3.7)%
Equipment Rentals	1,264,804	1,844,775	(31.4)%
Software Sales	851,976	1,014,867	(16.1)%
Services	1,557,981	3,093,996	(49.6)%

Total Net Sales	$12,119,066	$14,724,688	(17.7)%

For more detailed information on the composition and disaggregation of our revenues, please refer to “Note 15 Disaggregation of Revenue” of our audited Consolidated Financial Statements of October 31, 2023, and 2022.

Research and Development (R&D):

Year Ended October 31, 2023	Year Ended October 31, 2022	Percentage Change
$2,096,467	$2,237,920	Decrease of 6.3%

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

In addition, the Services Business incurs research and development expenses on advancing its Thermite® Octal range of mission computer products with the strategic goals of increasing and diversifying its revenues and improving gross profit margins.

In the 2023 FY this category of expenditure decreased by 6.3%. This is largely due to the Marine Technology Business shifting its focus from R&D to other business goals such as marketing, brand building and business development.

Changes in this category by Segment are set out immediately below:

Description	Amount	% increase / (decrease)
Marine Technology Business (Products Segment) 2023 FY	$2,043,890	Decrease 7.4%
Marine Technology Business (Products Segment) 2022 FY	$2,207,500
Engineering Business (Services Segment) 2023 FY	$52,577	Increase 72.8%
Engineering Business (Services Segment) 2022 FY	$30,420

Selling, General and Administrative Expenses (SG&A):

Year Ended October 31, 2023	Year Ended October 31, 2022	Percentage Change
$8,195,036	$7,948,704	Increase of 3.1%

The increase in SG&A is largely due to the increase in the category of Legal and Professional fees resulting from an increase in costs incurred for tax specialists’ fees, increase in board of directors’ fees, increase in our marketing expenses and exchange rate variances.

Notable factors in our SG&A 2023 FY are:

Within the category of SG&A we have transactions which are cash charges and non-cash charges. The non-cash charges comprise Depreciation, Amortization, Stock-based compensation charges and Exchange Rate Variance. In 2023 FY and 2022 FY, respectively non-cash items as a percentage of SGA expenses were 15.6% and 15.1%, respectively.

Stock Based Compensation Expenses (Non-Cash Item). In the 2023 FY we expensed $645,196 for stock-based compensation as compared to $1,130,917 in the corresponding 2022 FY, representing a decrease of 42.9%.

Exchange Rate Variance (Non-Cash Item) We expensed $190,073 in the 2023 FY compared to recording a gain of ($431,314) in the 2022 FY.

Further discussions on SG&A are set out immediately below.

Key Areas of SG&A Expenditure across the Group for the year ended October 31, 2023, compared to the year ended October 31, 2022

Expenditure	October 31, 2023	October 31, 2022	Percentage Change
Wages and Salaries	$3,499,542	$3,752,524	Decrease of 6.7%
Legal and Professional Fees (including accounting, audit, tax and investor relations)	$1,809,604	$1,419,013	Increase of 27.5%
Rent for our various locations	$50,767	$64,637	Decrease of 21.5%
Marketing	$216,403	$197,258	Increase of 9.7%

In the 2023 FY compared to the 2022 FY:

Wages and Salaries decreased by 6.7%. This decrease reflects a reduction in staff count. This category of expenditure is susceptible to significant increases due to inflationary pressures in this area. Post-Pandemic it is widely reported that the workforce has changed with a significant percentage of employees in a certain age bracket have left the workforce. In the countries in which we operate, USA, UK and Denmark there is a high percentage of skills shortage. This makes competition for employees very fierce – causing high mobility within workforces and wage pressures. In the financial year 2024, we anticipate that this area will increase to reflect inflationary pressure and also new hires for replacement staff and the creation of new strategic positions in the area of business development and marketing. We also will have our new Chief Financial Officer in place in the first quarter of the 2024 financial year and would therefore expect that this area will be significantly higher in the 2024 financial year.

Legal and Professional Fees increased by 27.5% which reflects the increase in fees associated with tax specialists’ services and increased board fees. We recorded $130,767 for tax specialists’ services in the Current FY compared to zero in the Previous FY.

Rent expenditures decreased by 21.5% compared to FY 2022. Rent is not a material expenditure in the Group as most of our premises are owned by the Company, except for premises used in Denmark.

Marketing increased by 9.7%. This is in keeping with our strategy to shift our focus to business development, marketing, and brand building. Expenditures in this area are spent on industry-related trade shows and events, demonstrations particularly on the DAVD market adoption and technology awareness campaigns, marketing events and customer visits. As part of our Brand building endeavors, we have also established a “Digitalization Team” whose focus is on digitalizing the Company’s media content etc. As we continue to ramp up our marketing campaign around the DAVD and our newly developed standalone Digital Audio Communications system (Voice_HUB-4) a derivative from the DAVD technology, we anticipate this category of expenditures will increase in the 2024 financial year.

Overhead related costs as a percentage of revenue for the year ended October 31, 2023, compared to the year ended October 31, 2022

Our overhead SG&A expenditures are constituted of general corporate administrative costs.

Overhead SG&A as a percentage of revenue increased 1.2% largely due to the increase in professional fees resulting from an increase in costs incurred for tax specialists’ fees, accounting and audit-related expenses and other public company-related costs.

Operating Income:

Year Ended October 31, 2023	Year Ended October 31, 2022	Percentage Change
$2,739,552	$5,004,064	Decrease of 45.3%

In the 2023 FY Operating Income decreased by 45.3%. This is due to the decrease in our consolidated revenue and gross profit for the reasons earlier discussed combined with a modest increase in our total operating expenses.

Other Income:

Year Ended October 31, 2023	Year Ended October 31, 2022	Percentage Change
$681,676	$128,271	Increase of 431.4%

In the 2023 FY, we had “Other Income” of $681,676 compared to $128,271, representing an increase of 431.4% from the 2022 FY. In the 2023 FY $642,530 of this amount represents interest income earned on our certified deposit accounts. In February 2023, the Company established certified deposit accounts with its existing bankers. These accounts are for fixed 3-month rolling periods and constitute “cash equivalents” in our current audited Consolidated Financial Statements for period ended October 31, 2023. We anticipate that the interest earned on these certified deposit accounts will be material in the future if interest rates remain the same or continue to rise. See “Note 6 - Composition of Certain Financial Statement Captions” (Other Income) to the audited Consolidated Financial Statements for period ended October 31, 2023, where this is discussed further.

Income before Income Tax Expense for the year ended October 31, 2023, compared to the year ended October 31, 2022

Year Ended October 31, 2023	Year Ended October 31, 2022	Percentage Change
$3,421,228	$5,132,335	Decrease of 33.3%

In the 2023 FY, we had income before income taxes of $3,421,228 as compared to $5,132,335 in the 2022 FY, representing a decrease of 33.3%. Net income before income taxes decreased largely due to a decrease in our consolidated revenues and gross profit in the 2023 FY attributable to the reasons discussed earlier combined with a modest increase in total operating expense.

Net Income for the year ended October 31, 2023, compared to the year ended October 31, 2022

Year Ended October 31, 2023	Year Ended October 31, 2022	Percentage Change
$3,124,149	$4,301,221	Decrease of 27.4%

In the 2023 FY we had Net Income of $3,124,149 compared to $4,301,221 in the 2022 FY, representing a decrease of 27.4%. This is a reflection of the decrease in our consolidated revenues and gross profit in the 2023 FY along with an increase in total operating expense for the reasons discussed earlier. In the 2023 FY we recorded a Current Tax Expense of $248,655 compared to $1,005,140 in the 2022 FY and a Deferred Tax Expense of $48,424 compared to a Deferred Tax Benefit in $174,026 in the 2022 FY. Our tax expenses depend on the composition of our consolidated income, and in particular the percentage that is attributable to the Company and its US subsidiaries together versus the percentage attributable to the Company’s foreign subsidiaries. It also depends on the availability of carryforwards losses and R&D tax credits in the UK subsidiaries. In the 2023 FY, the Company and its US subsidiaries had a lower percentage of taxable income than the Company’s foreign subsidiaries, while the Company’s UK and Danish subsidiaries had taxable income in their respective tax jurisdictions. The Company’s UK subsidiaries have carryforward losses and research and development (R&D) tax credits in their tax jurisdiction which has been applied to offset a portion of the 2023 FY tax liability. For 2023 FY, a current provision of $2,930 and deferred provision of $60,970 has been made for tax liability of the UK subsidiaries. Our Danish subsidiary has no carryforwards or other tax relief in its tax jurisdiction and therefore we have recorded current tax provision of $207,371 for 2023 FY.

Comprehensive Income for the year ended October 31, 2023, compared to the year ended October 31, 2022

Year Ended October 31, 2023	Year Ended October 31, 2022	Percentage Change
$4,418,724	$1,231,156	Increase of 258.9%

In the 2023 FY Comprehensive income was $4,418,724 compared to $1,231,156 for the 2022 FY. This category is affected by fluctuations in foreign currency exchange transactions both relating to our profit and loss expenses and our assets and liabilities on our balance sheet and are largely paper losses or gains, as may be applicable, in the reporting period. In the 2022 FY we recorded a loss of $3,070,065 on foreign currency translation adjustment transactions compared to a gain of $1,294,575 in the 2023 FY. A significant part of the Company’s operations is based in the UK and Denmark, and therefore a major part of the Company’s assets and liabilities recorded in its consolidated balance sheet and profit and loss expenses are translated from the functional currencies of these subsidiaries into USD for reporting purposes, thus accounting for the changes. See Table under the section of the MD&A which concerns “Foreign Currency & Inflation”, and which shows the impact of the currency adjustments on our Income Statement and Balance Sheet in 2023 FY compared to 2022 FY.

Segment Analysis

We operate in two reportable segments, (“Products Business” and “Service Business”) which are managed separately based upon fundamental differences in their operations. Segment operating income is total Segment revenue reduced by cost of revenues and operating expenses (research and development and Selling, General & Administrative) identifiable with the reporting business segment. Overheads include general corporate administrative costs.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies.

There are inter-segment sales in the table below which have been eliminated from our financial statements. However, for the purpose of segment reporting, these inter-segment sales are only included in the table below.

Coda Octopus Products constitute the Marine Technology Business (“Products Segment”) is a supplier to the underwater/subsea market and selling both hardware and software solutions which includes imaging sonar technology solutions, diving technology, geophysical products, rental equipment, customization, and field operations services. Coda Octopus Colmek, Inc. and Coda Octopus Martech Ltd constitute the Marine Engineering Business (“Services Segment”) and are engineering subcontractors to prime defense contractors.

The following tables summarize certain balance sheet and statement of operations information by reportable segment for the financial years ending October 31, 2023, and October 31, 2022, respectively.

	Marine Technology Business (“Products”)	Marine Engineering Business (“Services”)	Overhead	Total

Year Ended October 31, 2023

Net Revenues	$12,119,066	$7,233,022	$-	$19,352,088

Cost of Revenues	2,819,796	3,501,237	-	6,321,033

Gross Profit	9,299,270	3,731,785	-	13,031,055

Research & Development	2,043,890	52,577	-	2,096,467
Selling, General & Administrative	3,109,566	2,463,087	2,622,383	8,195,036

Total Operating Expenses	5,153,456	2,515,664	2,622,383	10,291,503

Income (Loss) from Operations	4,145,814	1,216,121	(2,622,383)	2,739,552

Other Income (Expense)
Other Income	39,146		-	39,146
Interest Income	544,892	97,638	-	642,530

Total Other Income (Expense)	584,038	97,638	-	681,676

Income (Loss) before Income Taxes	4,729,852	1,313,759	(2,622,383)	3,421,228

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	(272,126)	(78,876)	102,347	(248,655)
Deferred Tax Benefit (Expense)	(115,954)	54,382	13,148	(48,424)

Total Income Tax (Expense) Benefit	(388,080)	(24,494)	15,494	(297,079)

Net Income (Loss)	$4,341,772	$1,289,265	$(2,506,889)	$3,124,149

Supplemental Disclosures

Total Assets	$36,969,673	$13,604,262	$1,267,581	$51,841,516

Total Liabilities	$2,263,761	$732,582	$416,407	$3,412,750

Revenues from Intercompany Sales - eliminated from sales above	$4,602,741	$584,622	$1,200,000	$6,387,363

Depreciation and Amortization	$523,339	$100,689	$43,502	$667,530

Purchases of Long-lived Assets	$1,996,544	$25,404	$108,392	$2,130,340

	Marine Technology Business (“Products”)	Marine Engineering Business (“Services”)	Overhead	Total

Year Ended October 31, 2022

Net Revenues	$14,724,688	$7,501,115	$-	$22,225,803

Cost of Revenues	2,941,569	4,093,546	-	7,035,115

Gross Profit	11,783,119	3,407,569	-	15,190,688

Research & Development	2,207,500	30,420	-	2,237,920
Selling, General & Administrative	2,563,554	2,654,565	2,730,585	7,948,704

Total Operating Expenses	4,771,054	2,684,985	2,730,585	10,186,624

Income (Loss) from Operations	7,012,065	722,584	(2,730,585)	5,004,064

Other Income (Expense)
Other Income	55,715	79,204	3,056	137,975
Interest Expense	(9,233)	(71)	(400)	(9,704)

Total Other Income (Expense)	46,482	79,133	2,656	128,271

Income (Loss) before Income Taxes	7,058,547	801,717	(2,727,929)	5,132,335

Income Tax (Expense) Benefit
Current Tax Benefit (Expense)	(868,162)	39,422	(176,400)	(1,005,140)
Deferred Tax (Expense) Benefit	31,907	(41,657)	183,776	174,026

Total Income Tax (Expense) Benefit	(836,255)	(2,235)	7,376	(831,114)

Net Income (Loss)	$6,222,292	$799,482	$(2,720,553)	$4,301,221

Supplemental Disclosures

Total Assets	$33,348,805	$12,662,109	$916,544	$46,927,458

Total Liabilities	$2,432,750	$526,195	$585,704	$3,544,649

Revenues from Intercompany Sales - eliminated from sales above	$2,406,717	$396,015	$2,720,000	$5,522,732

Depreciation and Amortization	$602,583	$96,776	$39,370	$738,729

Purchases of Long-lived Assets	$1,123,475	$36,862	$90,887	$1,251,224

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

Liquidity and Capital Resources

As of October 31, 2023, the Company had an accumulated deficit of $11,052,487, working capital of $37,608,719 and stockholders’ equity of $48,428,766. For the year then ended, the Company generated cash flow from operations of $2,389,876.

We believe that our current level of cash and cash generation will be sufficient to meet our short and medium-term liquidity needs. As of October 31, 2023, we had cash and cash equivalents on hand of $24,448,841 and both billed and unbilled receivables of $3,537,712. Our current cash balance represents approximately 36 months of Selling, General and Administrative Expenses. The Company continues to critically evaluate the level of expenses that it incurs and reduces its expenses as may be appropriate within its business priorities.

We also have access to a revolving line of credit of $4 million from HSBC NA. This line of credit is available to the Company for short-term working capital purposes. All amounts under the Revolving Line of Credit are payable at the end of each financial year. The facility was renewed for another year until November 2024. To date, the Company has not had reason to borrow any funds for its operations under this credit line.

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

Operating Activities

Net cash generated from operating activities for the year ended October 31, 2023, was $2,389,876. We recorded net income for the period of $3,124,149. Other items in uses and sources of funds from operations included non-cash charges related to depreciation of fixed assets, amortization of intangible assets, deferred tax asset and stock-based compensation, which collectively totaled $1,361,452. Changes in operating assets decreased net cash from operating activities by $1,538,896 and changes in current liabilities decreased net cash from operating activities by $556,829.

Investing Activities

Net cash used in investing activities for the year ended October 31, 2023, was $1,520,775.

Financing Activities

Net cash used in financing activities for the year ended October 31, 2023, was $17,963.

Foreign Currency and Inflation

The Company and its subsidiaries maintain their accounts in the native currencies of their operations, and which are:

US Dollars	For US Operations
British Pound	For United Kingdom Operations
Danish Kroner	For Danish Operations
Australian Dollars	For Australian Operations (operations are currently dormant)
Indian Rupees	For Indian Operations (operations are currently dormant)

The Company’s consolidated financial results therefore include the translation of its subsidiaries functional currencies into U.S Dollar. See “Note 2 Summary of Accounting Policies” (Foreign Currency Translation) of our audited Consolidated Financial Statements as of October 31, 2023, for more information on the applicable rates used for our Balance Sheet transactions and Statement of Income and Comprehensive Income.

The Company’s consolidated results are a combination of its US operations and foreign operations and these companies maintain their accounts in the functional currencies of their jurisdictions which are noted above. The various entities within the Company’s group are detailed in the overview organization chart in Part 1 (Business) of this Form 10-K. Fluctuations in currency exchange rates can directly impact on the Company’s sales, profitability and financial position when the transactions of the foreign subsidiaries are translated from their functional currencies into USD for financial reporting. In addition, the Company is also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables incurred in the ordinary course of its business operations (cross-border transactions such as inventory purchasing). In general, the Company’s subsidiaries perform financial transactions in their native currencies. Exceptionally, a subsidiary may perform financial transactions in currencies other than its native or functional currency (purchasing inventory from a foreign supplier, for example, in foreign currency). Furthermore, the Company holds significant cash balances in foreign currencies, such as British Pound, Euro and Danish Kroner. The Company cannot predict the extent to which currency fluctuations may affect its business and financial position, and there is a risk that such fluctuations may have an adverse impact on the Company’s sales, profits and financial position.

Applying the Constant Rate (as the term is defined immediately below), the impact of currency fluctuations in the 2023 FY compared with the 2022 FY, is shown below.

For Revenue and Expenses (Income Statement Transactions) for the Current FY, the Constant Rate means:

The “prevailing weighted average” exchange rate in the current 12-month period for the Current FY compared to the “prevailing weighted average” exchange rate in the 12-month period for the Previous Year.

For Balance Sheet Transactions Constant Rate means:	The prevailing exchange rate as of October 31, 2023, when compared to prevailing exchange rate as of October 31, 2022.

These are the values we have used in the calculations below which show the impact of these currency fluctuations on our operations in the 2023 FY:

	Based British Pounds		Based Australian Dollar		Based Danish Kroner		Total USD
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results ($)	Rates ($)	Results ($)	Rates ($)	Results ($)	Rates ($)	Results ($)	Rates ($)	Effect ($)
Revenues	6,974,071	7,079,773	-	-	2,982,348	2,961,547	9,956,419	10,041,320	(84,901)
Costs	7,801,725	7,919,971	8,132	8,570	733,666	728,549	8,586,487	8,704,324	(117,837)
Net profit (losses)	(827,654)	(840,198)	(8,132)	(8,570)	2,248,682	2,232,998	1,369,932	1,336,996	32,936
Assets	20,988,136	19,918,726	19,921	20,118	3,452,620	3,236,531	24,514,452	23,235,143	1,279,309
Liabilities	(975,129)	(925,443)	(577)	(583)	(331,214)	(310,484)	(1,307,519)	(1,237,176)	(70,343)
Net assets	20,013,007	18,993,283	19,344	19,535	3,121,406	2,926,047	23,206,933	21,997,967	1,208,966

This table shows that the effect of Constant Rate versus the exchange rate applied for the Current FY, increased net income for the year by $32,936 and increased net assets by $1,208,966.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation affects our Business in several ways including:

➢	Cost of Operations (including wages, salaries, utilities)
➢	Bill of Material (BOM) Costs of our Products
➢	Our revenue – as an inflationary environment reduces demand for our goods and services.

High inflation affects our business in a number of areas including costs of operations, including wages and salaries which have increased in relation to the number of staff in the Current FY (which has reduced) compared to the number of staff in the Previous FY. In addition, our general costs of operations have increased along with raw material costs for our products and solutions.

Inflation is also an inherently destabilizing factor for both retaining staff and recruiting staff and therefore impacts on our business plans and the effectiveness of our workforce.

Furthermore, our revenue was affected in strategic markets and geographies due to inflationary pressures which reduced the demand for our technology and solutions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications, for a more complete understanding of the topics presented.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of October 31, 2023. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). Based on its assessment, our management believes that, as of October 31, 2023, our internal control over financial reporting was effective based on those criteria.

In the fiscal year ended October 31, 2022, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a15€ and 15d-15(e) of the Exchange Act) as of October 31, 2022 (the “Evaluation Date”). Based upon that evaluation the Company concluded that as of October 31, 2022 (the Previous FY), the Company’s disclosure controls and procedures were not effective as a result of the existence of the material weaknesses in the Company’s internal controls over financial reporting described in Item 9A of the Company’s Annual Report filed on Form 10-K for the fiscal year ended October 31, 2022. In the Form 10-K, we disclosed that we identified material weaknesses concerning a lack of adequate processes and procedures regarding the identification and review and elimination of relevant intercompany entries in the consolidation of our financial reporting, thus representing a material weakness in the Company’s internal control over financial reporting. Management and the Company’s Board of Directors are committed to improving the Company’s overall system of internal controls over financial reporting. Consequently, the Company implemented a comprehensive remediation plan in the first quarter of the FY 2023 designed to address the identified material weakness. This included:

●	Management identification of the root cause for the elimination errors.

●	Management introduction of a new control which extended to identification of all intercompany transactions by using designated codes in the financial system designed to identify and assess the nature of the intercompany transactions and their impact on the consolidation elimination process.

●	Management designing and implementing a standalone “Elimination Workbook” designed to identify all intercompany transactions in all entities, their nature and as such their accounting treatment. This standalone workbook is then used as a cross-verification tool when the Consolidation of the entities is performed within the independent Consolidation Financial System.

●	Management introducing an Error Log designed to record errors and omissions during all financial closing procedures. The error log is used as part of our testing of the effectiveness of the Company’s internal controls and is used by senior management as part of its review process. The Error Log also records all corrective actions taken if required.

●	These remediation controls and procedures were reviewed and approved by the Audit Committee.

Since filing our Form 10-K for the year ended October 31, 2022, management and the Audit Committee monitored in each the effectiveness of the aforementioned controls during the closing procedures relating to each of these subsequent periodic reporting periods (first, second and third FY 2023 reporting quarters) and concluded that the remediation actions identified above are effective to address the material weaknesses identified in our Form 10-K for the year ended October 31, 2022. We therefore believe that as of October 31,2023 the material weaknesses reported on our Form 10-K for the year ended October,31, 2022 have been remediated and the associated risks have been eliminated through application of our new process described above.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Under SEC rules, the management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

For the fiscal year commencing November 1, 2022, management designed additional controls to remediate the previous material weaknesses in Item 9A on Form 10-K covering the fiscal year ended October 31, 2022 and in Item 4 on Form 10-Q for each of the quarters of fiscal year 2023. Given the remediation actions described above, the oversight of our Audit Committee in this area, and the testing of the applicable controls in each of the quarters of fiscal year 2023 completed during the said periods and the determination in each of those subsequent fiscal quarters that the controls that were designed and implemented have addressed the material weakness identified on our Form 10-K for the fiscal year October 31, 2022 are operating effectively, management has concluded that the material weakness in Item 9A on Form 10-K for the fiscal year ended October 31, 2022 has been remediated as of October 31, 2023.

ITEM 9B. Other Information

Not Applicable

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are the executive officers and directors as of the date hereof:

Name	Age	Position
Annmarie Gayle	58	Chief Executive Officer and Chairman
John Price	54	Chief Financial Officer
Kevin Kane	59	Chief Executive Officer (Coda Octopus Colmek)
Blair Cunningham	54	President of Technology
Michael Hamilton	76	Director
Robert Harcourt	78	Director
Anthony Tata	64	Director
Tyler G. Runnels	67	Director

Annmarie Gayle has been our Chief Executive Officer and a member of the Board of Directors since 2011 and our Chairman since March 2017. She is also our Chief Executive Officer for our flagship products business, Coda Octopus Products, Limited (UK) since 2013. Prior thereto, she spent two years assisting with the restructuring of our Company. She previously served with the Company as Senior Vice President of Legal Affairs between 2006 and 2007. Earlier in her career she worked for a leading City-London law firm specializing in Intellectual Property Rights, the United Nations in various legal positions and the European Union. Ms. Gayle has a strong background in restructuring and has spent more than 12 years in a number of countries where she has been the lead adviser to a number of transitional administrations on privatizing banks and reforming state-owned assets in the Central Eastern European countries including banking, infrastructure, mining and telecommunications assets. Ms. Gayle has also managed a number of large European Union funded projects providing transitional support and capacity. Ms. Gayle holds a Law degree gained at the University of London and a Master of Law degree in International Commercial Law from Cambridge University and has completed her professional law exams to practice law in England & Wales. Because of her wealth of experience in corporate governance, large-scale project management, restructuring, strategy, structuring and managing corporate transactions, we believe that she is highly qualified to act as our Chief Executive Officer.

John Price joined the Company as its Chief Financial Officer on November 27, 2023. Previously, Mr. Price was CFO of Assure Holdings Corp. (a Nasdaq listed company), a Colorado-based public health services company that works with neurosurgeons and orthopedic spine surgeons to provide a turnkey suite of services that support intraoperative neuromonitoring activities during invasive surgeries. He successfully guided Assure through its listing on the Nasdaq, completed several capital raises, and presented the company to investors. Mr. Price has previously served as CFO of several public companies and completed an IPO on the Nasdaq. He began his career with Ernst & Young LLP as a CPA between 1995 and 2003, working as Senior Auditor and then Manager, coordinating many audit teams in Pennsylvania and California.

Blair Cunningham joined the Company in July 2004 and held several roles in the Company including Chief Technology Officer between July 2004 and July 2005. He is currently our President of Technology and Divisional CEO of Coda Octopus Products, Inc. Mr. Cunningham received an HND in Computer Science in 1989 from Moray College of Further Education, Elgin, Scotland. Because of Mr. Cunningham’s expertise in technology, systems software development and project management, the Company believes that he is highly qualified to serve in his current roles.

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

Michael Hamilton was our Chairman of the Board between June 2010 and March 2017. He is currently serving as an independent director of our Board. He has been a member of the board of directors and a member of the audit committee of Tian Ruixiang Holdings Ltd., a Nasdaq traded public company, since 2020. Since 2014, Mr. Hamilton has provided accounting and valuation services for a varied list of clients. He was Senior Vice President of Powerlink Transmission Company from 2011 through 2014. From 1988 to 2003, he was an audit partner at PricewaterhouseCoopers. He holds a Bachelor of Science in Accounting from St. Frances College and is a certified public accountant and is accredited in business valuation. Because of Mr. Hamilton’s background in auditing, strategic corporate finance solutions, financial management and financial reporting, we believe that he is highly qualified to be a member of our Board of Directors.

G. Tyler Runnels was elected as a director at the 2018 annual meeting. Mr. Runnels has nearly 30 years of investment banking experience including debt and equity financings, private placements, mergers and acquisitions, initial public offerings, bridge financings, and financial restructurings. Since 2003 Mr. Runnels has been the Chairman and Chief Executive Officer of T.R. Winston & Company, LLC, an investment bank and member of FINRA, where he began working in 1990. Mr. Runnels was an early-stage investor in our company and T.R. Winston & Company, LLC has served as our exclusive placement agent in one of our private placements raising early rounds of capital for our company. Mr. Runnels has successfully completed and advised on numerous transactions for clients in a variety of industries, including healthcare, oil and gas, business services, manufacturing, and technology. Mr. Runnels is also responsible for working with high-net-worth clients seeking to diversify their portfolios to include real estate products through established relationships with real estate brokers, accountants, attorneys, qualified intermediaries, and financial advisors. Prior to joining T.R. Winston & Co., LLC, Mr. Runnels held the position of Senior Vice President of Corporate Finance for H.J. Meyers & Company, a regional investment bank. Mr. Runnels received a B.S. and MBA from Pepperdine University. Mr. Runnels holds FINRA Series 7, 24, 55, 63 and 79 licenses.

Robert Harcourt has been a member of Coda’s Board of Directors since June 26,2023. Mr. Harcourt is a retired Audit and Advisory Partner of KPMG with a professional career spanning over 40 years where he executed a variety of roles at the partnership level during the time with KPMG. including Assurance Partner from 1978 – 1999 and Advisory Partner from 1999- 2007. He also worked as Associate Director, Division of Registration and Inspection of the Public Company Accounting Oversight Board (PCAOB) from 2011-2016. He most recently worked for the Analysis Group and Cornerstone Research from 2018-2021. He is a Certified Public Accountant and holds a BBA in Accountancy from Pace University and has completed course work at Harvard University and Stanford University.

Brigadier General Anthony Tata (Ret) has been a member of Coda’s Board of Directors since June 26, 2023. Brigadier General Tata most recently performed the duties of Undersecretary of Defense for Policy, the number 3 position in the United States Department of Defense, where he implemented the National Defense Strategy and worked closely with allies and partners to achieve strategic defense goals globally. His military career includes commands in the 82nd and 101st Airborne Divisions and the 10th Mountain Division, as well as many overseas operations. He is a West Point graduate with a Bachelor of Science and two master’s degrees in Operational Planning and International Relations. He is also a distinguished national security fellow at Harvard University’s JFK School of Government and a successful author. His military awards include the bronze star, combat action badge, ranger tab, master parachutist badge and Department of Defense award for distinguished public service.

Family Relationships

None of our Directors are related by blood, marriage, or adoption to any other Director, executive officer, or other key employees.

Board Leadership Structure

The Board of Directors is currently chaired by the Chief Executive Officer of the Company, Annmarie Gayle. The Company believes that combining the positions of Chief Executive Officer and Chairman of the Board of Directors helps to ensure that the Board of Directors and management act with a common purpose. Integrating the positions of Chief Executive Officer and Chairman can provide a clear chain of command to execute the Company’s strategic initiatives. The Company also believes that it is advantageous to have a chairman with an extensive history with, and knowledge of, the Company. Notwithstanding the combined role of Chief Executive Officer and Chairman, key strategic initiatives and decisions involving the Company are discussed and approved by the entire Board of Directors. The Company believes that the current leadership structure and processes maintain an effective oversight of management and independence of the Board of Directors as a whole without separate designation of a lead independent director. However, the Board of Directors will continue to monitor its functioning and will consider appropriate changes to ensure the effective independent function of the Board of Directors in its oversight responsibilities.

Independence of the Board of Directors and its Committees

After review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its Independent Registered Public Accounting Firm, the Board of Directors has determined that all the Company’s directors are independent within the meaning of the applicable NASDAQ listing standards, except Ms. Gayle, the Company’s Chairman and Chief Executive Officer. The Board of Directors met 4 times and acted by unanimous written consent 4 times during the fiscal year ended October 31, 2023. Each member of the Board of Directors attended all meetings of the Board of Directors held in the last fiscal year during the period for which he or she was a director and of the meetings of the committees on which he or she served in the last fiscal year during the period for which he or she was a committee member.

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

The Audit Committee is currently composed of three outside directors: Michael Hamilton (Chairman), Robert Harcourt and Anthony Tata. The Audit Committee met four times during the fiscal year ended October 31, 2023. The Audit Committee Charter is available on the Company’s website, www.codaoctopusgroup.com.

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

The Compensation Committee is composed of three outside directors: G. Tyler Runnels (Chairman), Robert Harcourt and Michael Hamilton. All members of the Compensation Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Compensation Committee met three times during the fiscal year ended October 31, 2023. The Compensation Committee Charter is available on the Company’s website at: www.codaoctopusgroup.com.

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

The Nominating and Governance Committee is currently composed of three outside directors: G. Tyler Runnels (Chair), Michael Hamilton and Robert Harcourt. All members of the Nominating Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Nominating Committee met three times during the fiscal year ended October 31, 2023. The Nominating Committee Charter is available on the Company’s website at www.codaoctopusgroup.com.

The Nominating Committee has not established any specific minimum qualifications that must be met for recommendation for a position on the Board of Directors. Instead, in considering candidates for director the Nominating Committee will generally consider all relevant factors, including among others the candidate’s applicable education, expertise and demonstrated excellence in his or her field, the usefulness of the expertise to the Company, the availability of the candidate to devote sufficient time and attention to the affairs of the Company, the candidate’s reputation for personal integrity and ethics and the candidate’s ability to exercise sound business judgment. Other relevant factors, including diversity, experience, and skills, will also be considered. Candidates for director are reviewed in the context of the existing membership of the Board of Directors (including the qualities and skills of the existing directors), the operating requirements of the Company and the long-term interests of its stockholders.

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

Employment Agreements

Annmarie Gayle

Pursuant to the terms of an employment agreement dated March 16, 2017, the Company employs Ms. Gayle as its Chief Executive Officer on a full-time basis and a member of its Board of Directors. Effective July 1, 2019, Ms. Gayle’s annual salary is $305,000. She is also entitled to an annual performance bonus of up to $100,000, upon achieving certain targets that are to be defined on an annual basis. The agreement provides for 30 days of paid vacation in addition to public holidays observed in Denmark where she is resident.

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

John Price

Pursuant to the terms of an Employment Agreement effective November 27, 2023, John Price was appointed the Chief Financial Officer of the Company commencing from the effective date. The Employment Agreement provides for an annual base salary of $250,000. As a further inducement, the Agreement provides for a signing on bonus of $20,000 which is subject to a claw back in the event that he leaves his position within 12 months of its commencement date. He was also granted restricted stock units having a value of $50,000 out of the Company’s 2017 Stock Incentive Plan that vest in three equal annual instalments commencing on the first anniversary of grant.

Mr. Price is also entitled to certain bonus against a Bonus Plan with defined performance milestones agreed with the Company.

The agreement may be terminated by the Company at any time. Should the Company elect to terminate the employment agreement for whatever reason, the following severance payments apply:

No less than 6 months of the Commencement Date of the Employment Agreement	2 weeks Base Salary

No less than 12 Months of the Commencement Date of the Employment Agreement	1 Month Base Salary

No less than 18 Months of the Commencement Date of the Employment Agreement	6 weeks Base Salary

No less than 24 Months of the Commencement Date of the Employment Agreement	2 Months Base Salary

No less than 36 Months of the Commencement Date of the Employment Agreement	3 Months Base Salary

No less than 48 Months of the Commencement Date of the Employment Agreement	6 Months Base Salary

No less than 60 Months of the Commencement Date of the Employment Agreement	12 Months Base Salary

For every year after 60 Months	12 Months Base Salary

The agreement includes an 18-month non-compete and non-solicitation provision.

Kevin Kane

Pursuant to the terms of an Employment Agreement dated May 7, 2021, as amended and modified, Kevin Kane was appointed the Chief Executive Officer of Colmek commencing July 6, 2021. The Employment Agreement provides for an annual base salary of $200,000. He will also be eligible for an annual performance bonus based on the Company’s financial performance. The agreement provides for a $12,000 bonus payment in the first year of his employment, subject to meeting the stipulated performance milestone. The agreement also provides for an annual bonus and their terms to be agreed with the Company annually. As a further inducement, he was granted 15,000 restricted stock units out of the Company’s 2017 Stock Incentive Plan that vest in three equal annual instalments commencing on the first anniversary of grant.

The agreement may be terminated by the Company at any time. If the Company terminates the employment agreement for whatever reason, the following severance payments apply:

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

Claw Back Policy

We have adopted a Claw Back Policy with effect from September 7, 2023. The Claw Back policy applies to Covered Executive of the Company and provide for the recovery of (i) Erroneously Awarded Compensation from Covered Executives, and (ii) Recoverable Amounts from Covered Executives. This Policy is designed to comply with Nasdaq Rule 5608 and with Section 10D and Rule 10D-1 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered for the fiscal years ended October 31, 2023, and 2022, by our executive officers. The following information includes the dollar value of base salaries, bonus awards, stock options grants and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Option Awards	* All Other Compensation	Total
		($)	($)	($)	($)	($)	($)
Annmarie Gayle	2023	305,000	100,000	-0-	-0-	-0-	405,000
Chief Executive Officer	2022	305,000	100,000			-0-	405,000

G Jardine**	2023	95,204	23,801	20,275	-0-	32,922	172,202
Interim Chief Financial Officer	-	-	-	-	-	-	-

Kevin Kane	2023	200,000	-0-	-0-	-0-	21,876	221,876
Divisional Chief Executive Officer	2022	200,000	-0-	-0-	-0-	19,601	219,601

Blair Cunningham	2023	225,000	30,000	-0-	-0-	21,854	276,854
President of Technology	2022	225,000	6,000	-0-	-0-	22,541	253,541

Nathan Parker***	2023	146,551	-0-	(50,000)	-0-	9,216	105,767
Chief Financial Officer	2022	79,615	20,000	50,000	-0-	2,532	152,147

*The amounts described in the category of “All Other Compensation” comprise Health, Dental, Vision, Short Term Disability, Long Term Disability and Accidental Death and Dismemberment insurance premiums which the Company contributed to the officers’ identified plan.

** Mrs. Gayle Jardine was appointed as Interim Chief Financial Officer of the Company in May 2023. She stepped down from this position on November 27, 2023, and resumed her original position of European Director of Finance.

*** Mr. Nathan Parker vacated the role of Chief Financial Officer of the Company in May 2023.

Grants of restricted stock awards as of October 31, 2023

Name	Grant Date	All other restricted awards; number of securities underlying restricted stock awards	Exercise or base price of restricted stock awards	Grant date fair value of restricted stock awards
Gayle Jardine	5/3/2023	2,500	8.11	20,275
*Nathan Parker	5/3/2023	(9,506)	5.26	(50,000)

*Mr. Nathan Parker vacated the role of Chief Financial Officer of the Company in May 2023. This resulted in the forfeiture of 9,506 units of Restricted Stock Awards granted on June 1, 2022.

Outstanding option awards as of October 31, 2023

	Option Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Exercise or base price of option swards	Option expiration date
Gayle Jardine	3,334	-	4.62	3/23/2025

Option exercises for October 31, 2023

	Option Awards
Name	Number of shares acquired on exercise	Value realized on exercise
Annmarie Gayle	32,291	$290,619
Blair Cunningham	24,589	$243,417

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to each of our directors (who are not also officers of the Company) for the fiscal year ended October 31, 2023, in connection with their services to the company. In accordance with the SEC’s rules, the table omits columns showing items that are not applicable. Except as set forth in the table, no other persons were paid any compensation for director services.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Michael Hamilton	$45,000	$15,000	$60,000
*Captain J Charles Plumb	$26,667	-	$26,667
**Mary Losty	$26,667	-	$26,667
Tyler G Runnels	$45,000		$45,000
Robert Harcourt	$16,667	$50,000	$66,667
Anthony Tata	$16,667	$50,000	$66,667

*Captain J Charles Plumb retired from the Board of Directors on June 26, 2023

**Mary Losty retired from the Board of Directors on June 26, 2023

Stock Incentive Plans

The Company has two active Stock Incentive Plans - 2017 Stock Incentive Plan and 2021 Stock Incentive Plan.

2017 Stock Incentive Plan

On December 6, 2017, the Board of Directors adopted the 2017 Stock Incentive Plan (the “2017 Plan”). The purpose of the Plan is to advance the interests of the Company and its stockholders by enabling the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the Company’s achievement of its economic objectives. The Plan, which was adopted subject to stockholders’ approval, was approved by Stockholders at its meeting held on July 24, 2018.

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

During the fiscal year ended October 31, 2023, pursuant to the terms of the 2017 Plan, the Company granted 100,428 restricted stock awards for an aggregate share of common stock of 100,428 to various eligible individuals. During this period 13,006 restricted stock awards were forfeited, and 1,932 units were converted into Treasury Stock and a further 108,568 vested and were issued to the holders of these by the Company. During the fiscal year ended October 31, 2023, 199,496 Options were exercised, 3,000 were forfeited and no Options were awarded during this period. As a result, as of October 31, 2023, there were 370,300 shares available for future issue under the 2017 Plan.

2021 Stock Incentive Plan

On July 12, 2021, the Board of Directors adopted the 2021 Stock Incentive Plan (the “2021 Plan”), which was approved by the Company’s stockholders at its meeting held on August 2, 2021. The 2021 Plan is identical to the 2017 Plan in all material respects, except that the number of shares available for issuance thereunder is 1,000,000.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our common stock are required to report their ownership of the common stock and any changes in that ownership to the SEC. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain reporting persons that no other reports were required, except as set forth below, we believe that during our fiscal year ended October 31, 2023, no reports relating to our securities required to be filed by current reporting persons were filed late.

We will continue monitoring Section 16 compliance by each of our directors and executive officers and will assist them where possible in their filing obligations.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 16, 2023, regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock. The percentage ownership in this table is based on 11,117,695 shares issued and outstanding as of January 12, 2024.

Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock
Michael Hamilton	3,025	*
Annmarie Gayle (2)	2,367,952	21.3%
John Price (3)	-0-	*
Blair Cunningham	38,211	*
Kevin Kane (4)	6,947	*
Robert Harcourt (5)	-0-	*
Anthony Tata (5)	-0-	*
G. Tyler Runnels (6) 2049 Century Park East, Suite 320 Los Angeles, CA 90067	875,685	7.9%
Niels Sondergaard Carit Etlars Vej 17A 8700 Horsens Denmark	2,241,581	20.2%
J. Steven Emerson (7) 1522 Ensley Avenue Los Angeles, CA 90024	1,318,232	11.9%
Bryan Ezralow (8) 23622 Calabasas Rd. Suite 200 Calabasas, CA 91302	1,073,120	9.6%
Tocqueville Asset Management LP (9) 40 West 57th Street, 19th Floor New York, NY 10019	615,000	5.5%
Touchstone Capital, Inc. 1001 McKnight Park Drive Pittsburgh PA. 15237	612,433	5.5%
All Directors and Executive Officers as a Group (Eight persons) (2)(3)(4)(5)(6):	3,260,487	29.3%

*) Less than 1%.

1)	Unless otherwise indicated, the address of all individuals and entities listed below is c/o Coda Octopus Group, Inc. 3300 S Hiawassee Rd, Suite 104-105, Orlando, Florida, 32835.
2)	Consists of 95,038 shares held by Ms. Gayle and 2,241,581 shares beneficially owned by Ms. Gayle’s spouse, Niels Sondergaard. Ms. Gayle disclaims any beneficial ownership in those shares.
3)	Does not include 8,130 shares to be issued in three equal annual installments commencing February 27, 2024.
4)	Does not include 5,000 shares issuable upon excise of restricted stock award units that will vest on July 6, 2024.
5)	Does not include 6,273 shares that will vest in June 2024.
6)	Includes 609,331 shares held by the G. Tyler Runnels and Jasmine Niklas Runnels TTEES of The Runnels Family Trust DTD 1-11-2000 of which Mr. Runnels is a trustee; 227,700 shares held by T.R. Winston; 24,368 shares held by TRW Capital Growth Fund, Ltd.; and 14,286 shares held by Pangaea Partners. The Company has been advised that Mr. Runnels has voting and dispositive power with respect to all of these shares.
7)	Includes the following: 217,081 held by J. Steven Emerson IRA R/O II; 350,000 shares held by J. Steven Emerson Roth IRA; 49,328 shares held by the Brian Emerson IRA; 310,928 shares held by Emerson Partners; 230,250 shares held by 1993 Emerson Family Trust; 8,286 shares held by the Alleghany Meadows IRA; 8,286 shares held by the Jill Meadows IRA; and 144,073 shares held by the Emerson family Foundation. The Company has been advised that Mr. Emerson has voting and dispositive power with respect to all of these shares.
8)	Consists of 896,079 shares held by the Bryan Ezralow 1994 Trust u/t/d 12/22/1994; and 177,041 shares held by EZ MM&B Holdings, LLC. According to filings made with the SEC, Mr. Ezralow has voting and dispositive power with respect to these shares.
9)	Based on the Company’s review of the reporting person’s most recently publicly filed Schedule 13G/A, the shares are beneficially owned by Tocqueville Asset Management LP and are directly owned by advisory clients of Tocqueville Asset Management LP. Tocqueville disclaims beneficial ownership in these, except to the extent of its pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None that are required to be reported herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Frazier & Deeter, LLC, our principal accountants, for professional services rendered for the audit and audit related services of the Company’s annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company’s Quarterly reports on Form 10-Q during the last two fiscal years 2023 and 2022 were $381,987 and $390,100 respectively.

Tax Fees. The Company did not engage its principal accountants to render any tax services to the Company during the last two fiscal years.

All Other Fees. The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than as reported above.

Prior to the Company’s engagement of its independent auditor, such engagement is approved by the Company’s Audit Committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company’s Audit Committee Charter, the independent auditors and management are required to report to the Company’s audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by the Company for the year ended October 31, 2023, were approved by the Company’s audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Plan and Agreement of Merger dated July 12, 2004 by and between Panda and Coda Octopus (1)
3.1	Restated Certificate of Incorporation (2)
3.2	By-Laws (1)
10.30	Employment Contract dated January 1, 2013 between Coda Octopus Products, Inc. and Blair Cunningham (3)
10.31	Employment Contract dated March 16, 2017 between the Company and Annmarie Gayle (4)
10.32	2017 Stock Incentive Plan (5)
10.33	Employment Agreement dated May 7, 2021 between Coda Octopus Colmek, Inc and Kevin Kane (6)
10.34	2021 Stock Incentive Plan (7)
10.35	Employment Agreement dated August 30, 2023, between the Company and John Price (8)
14	Code of Ethics (9)
23.1	Consent of Frazier & Deeter, LLC (filed herewith)
31.1	Chief Executive Office and Chief Financial Officer Certification
32	Certificate Pursuant to 18 U.S.C Section 1350

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC File No.143144)
(2)	Incorporated by reference to the Company’s Registration Statement on Form 10.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2010
(4)	Incorporated by reference to the Company’s Registration Statement on Form 10/A filed March 29,2017
(5)	Incorporated by reference to the Company’s Annual Report on Form 10 for the year ended October 31, 2017
(6)	Incorporated by reference to the Company’s Form 10-K for the year ended October 31, 2021, filed February 14, 2022
(7)	Incorporated by reference to the Company’s Definitive Statement filed August 2, 2021
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 5, 2023
(9)	Incorporated by reference to the Company’s Form 10-K for the year ended October 31, 2017, filed January 30, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: January 29, 2024	CODA OCTOPUS GROUP, INC.

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

Signature	Title	Date

/s/ Annmarie Gayle	Chief Executive Officer and Chairman	January 29, 2024
Annmarie Gayle	(Principal Executive Officer)

/s/ John Price	Chief Financial Officer	January 29, 2024
John Price	(Principal Financial and Accounting Officer)

/s/ Michael Hamilton	Director	January 29, 2024
Michael Hamilton

/s/ Robert Harcourt	Director	January 29, 2024
Robert Harcourt

/s/ Anthony Tata	Director	January 29, 2024
Anthony Tata

/s/ G. Tyler Runnels	Director	January 29, 2024

CODA OCTOPUS GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Coda Octopus Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Coda Octopus Group, Inc. and subsidiaries (the “Company”) as of October 31, 2023 and 2022, and related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended October 31, 2023 and 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

We have served as the Company’s auditor since 2014.
Frazier & Deeter
Atlanta, Georgia
January 29, 2024

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

October 31, 2023 and 2022

	2023	2022
ASSETS
CURRENT ASSETS

Cash and Cash Equivalents	$24,448,841	$22,927,371
Accounts Receivable	2,643,461	2,870,600
Inventory	11,685,525	10,027,111
Unbilled Receivables	894,251	602,115
Prepaid Expenses	181,383	240,464
Other Current Assets	1,034,626	343,061

Total Current Assets	40,888,087	37,010,722

FIXED ASSETS
Property and Equipment, net	6,873,320	5,832,532

OTHER ASSETS
Goodwill	3,382,108	3,382,108
Intangible Assets, net	486,615	442,286
Deferred Tax Asset	211,386	259,810

Total Other Assets	4,080,109	4,084,204

Total Assets	$51,841,516	$46,927,458

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

October 31, 2023 and 2022

	2023	2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts Payable	$1,308,201	$793,247
Accrued Expenses and Other Current Liabilities	995,630	1,731,706
Deferred Revenue	975,537	943,569

Total Current Liabilities	3,279,368	3,468,522

LONG TERM LIABILITIES

Deferred Revenue, less current portion	133,382	76,127

Total Liabilities	3,412,750	3,544,649

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 11,117,695 issued and outstanding as of October 31, 2023 and 10,916,853 shares issued and outstanding as of October 31, 2022	11,118	10,918
Preferred Stock, $.001 par value; 5,000,000 shares authorized, zero issued and outstanding as of October 31, 2023 and 2022	-	-
Treasury Stock	(46,300)	(28,337)
Additional Paid-in Capital	62,958,984	62,313,988
Accumulated Other Comprehensive Loss	(3,442,549)	(4,737,124)
Accumulated Deficit	(11,052,487)	(14,176,636)

Total Stockholders’ Equity	48,428,766	43,382,809

Total Liabilities and Stockholders’ Equity	$51,841,516	$46,927,458

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

	Year Ended October 31,
	2023	2022

Net Revenues	$19,352,088	$22,225,803
Cost of Revenues	6,321,033	7,035,115

Gross Profit	13,031,055	15,190,688

OPERATING EXPENSES
Research & Development	2,096,467	2,237,920
Selling, General & Administrative	8,195,036	7,948,704

Total Operating Expenses	10,291,503	10,186,624

INCOME FROM OPERATIONS	2,739,552	5,004,064

OTHER INCOME (EXPENSE)
Other Income	39,146	137,975
Interest Income	642,530	-
Interest Expense	-	(9,704)

Total Other Income, net	681,676	128,271

INCOME BEFORE INCOME TAX EXPENSE	3,421,228	5,132,335

INCOME TAX (EXPENSE) BENEFIT
Current Tax Expense	(248,655)	(1,005,140)
Deferred Tax (Expense) Benefit	(48,424)	174,026

Total Income Tax Expense	(297,079)	(831,114)

NET INCOME	$3,124,149	$4,301,221

NET INCOME PER SHARE:
Basic	$0.28	$0.40
Diluted	$0.28	$0.38

WEIGHTED AVERAGE SHARES:
Basic	11,131,469	10,863,674
Diluted	11,323,568	11,281,347

NET INCOME	$3,124,149	$4,301,221

Foreign Currency Translation Adjustment	1,294,575	(3,070,065)

Total Other Comprehensive Income (Loss)	$1,294,575	$(3,070,065)

COMPREHENSIVE INCOME	$4,418,724	$1,231,156

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended October 31, 2023 and 2022

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total

Balance, October 31, 2021	10,857,195	$10,858	$61,183,131	$(1,667,059)	$(18,477,857)	$-	$41,049,073

Employee stock-based compensation	-	-	1,130,917	-	-	-	1,130,917
Stock issued for options exercised	59,658	60	(60)	-	-	(28,337)	(28,337)
Foreign currency translation adjustment	-	-	-	(3,070,065)	-	-	(3,070,065)
Net Income	-	-	-	-	4,301,221	-	4,301,221
Balance, October 31, 2022	10,916,853	$10,918	$62,313,988	$(4,737,124)	$(14,176,636)	$(28,337)	$43,382,809

Employee stock-based compensation	-	-	645,196	-	-	-	645,196
Stock issued for options exercised	200,842	200	(200)	-	-	(17,963)	(17,963)
Foreign currency translation adjustment	-	-	-	1,294,575	-	-	1,294,575
Net Income	-	-	-	-	3,124,149	-	3,124,149
Balance, October 31, 2023	11,117,695	$11,118	$62,958,984	$(3,442,549)	$(11,052,487)	$(46,300)	$48,428,766

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

	Year Ended October 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,124,149	$4,301,221
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property plant and equipment	603,467	678,652
Amortization of intangible assets	64,063	60,077
Stock-based compensation	645,196	1,130,917
Deferred income taxes	48,726	(193,083)
(Increase) decrease in operating assets:
Accounts receivable	291,873	992,948
Inventory	(1,287,108)	(675,878)
Unbilled receivables	(281,981)	447,927
Prepaid expenses	68,836	165,010
Other current assets	(330,516)	275,909
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(613,239)	533,996
Deferred revenue	56,410	(990,729)
Net Cash Provided by Operating Activities	2,389,876	6,726,967
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,021,948)	(466,471)
Purchases of other intangible assets	(108,392)	(90,089)
Proceeds from the sale of property and equipment	609,565	-
Net Cash Used in Investing Activities	(1,520,775)	(556,560)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes	-	(63,559)
Purchase of treasury stock	(17,963)	(28,337)
Net Cash Used in Financing Activities	(17,963)	(91,896)
EFFECT OF CURRENCY TRANSLATION ON CHANGES IN CASH AND CASH EQUIVALENTS	670,332	(898,796)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,521,470	5,179,715

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	22,927,371	17,747,656

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$24,448,841	$22,927,371
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$9,704
Cash paid for taxes	$1,406,562	$74,432

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment previously held in escrow, included in prepaid expenses as of October 31, 2021	$-	$694,664

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2023 and 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Coda Octopus Group, Inc. (“Coda,” “the Company,” or “we”) operates two operating business units. These are the Marine Technology Business (“Products Business,” or “Products Segment”) and the Marine Engineering Business (“Services Business,” “Engineering Business” or “Services Segment”).

The Marine Technology Business is an established supplier of underwater technology and solutions, to the underwater/subsea market. Its products and solutions comprise both hardware and software for which it is the innovator, developer, manufacturer and distributor. It has key proprietary 3D/4D/5D/6D imaging sonar technology marketed under the name of Echoscope® and Echoscope PIPE® and diving technology marketed under the name of CodaOctopus® DAVD (Diver Augmented Vision Display). The Echoscope® sonar series is the only sonar that can generate multiple real time 3D images of moving objects underwater in zero visibility conditions. This business also launched the DAVD system in 2021 which emanated from the requirements of the Office of Naval Research as part of its Future Naval Requirements Program. The DAVD embeds inside of the diver Head up Display (HUD) a pair of transparent glasses which is used as the data hub for displaying real time data to the diver. It allows both the diver underwater and the dive supervisor on the surface to see the same data or underwater scene. In addition, by combining the DAVD with the Echoscope®, dive operations can be performed in zero visibility conditions. These conditions are a common barrier which impinges on the ability to perform these activities and therefore the DAVD combined with the Echoscope® is a real requirement for these operations.

The Engineering Business is an established sub-contractor to prime defense contractors and generally supplies proprietary sub-assemblies for incorporation into broader mission critical defense systems. These sub-assemblies are typically supplied for the life of the program. The Marine Engineering Business’ scope of services for these defense programs typically extends to concept, design, prototype, manufacture, and post-sale support. The manufacturing contracts for these sub-assemblies can run over many years.

The consolidated financial statements include the accounts of Coda Octopus Group, Inc. and its wholly owned domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board (“PCAOB”).

The Company’s fiscal year ends on October 31. The Company employs a calendar month-end reporting period for its quarterly reporting.

Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, challenging, and subjective judgment include estimates related to the percentage of completion method used to account for contracts including costs and earnings in excess of billings, billings in excess of costs and estimated earnings, the valuation of the deferred tax asset, and the valuation of goodwill. Actual results realized by the Company may differ from management’s estimates.

Reclassifications

Certain amounts included in the accompanying Consolidated Balance Sheets, Consolidated Statements of Income and Comprehensive Income, and Consolidated Statements of Cash Flows for the year ended October 31, 2022, have been reclassified to conform to the October 31, 2023, presentation.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to a customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services, which may include various combinations of goods and services which are generally capable of being distinct and accounted for as separate performance obligations. See “Note 4 – Revenue” for a detailed discussion on revenue and revenue recognition.

Cost of Revenue

Our Cost of Revenues includes the cost of materials and related direct costs. With respect to sales made through the Company’s sales agents distribution network, we include in our costs of revenues the commissions paid to agents for the specific sales they make. All other sales-related expenses, including those related to unsuccessful bids, are included in selling, general and administrative costs. Commissions included as a component of Cost of Revenues were $826,719 and $631,471 for the years ended October 31, 2023 and 2022, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2023 and 2022

Foreign Currency Translation

The Company’s operations are split between the United States, United Kingdom, Denmark, and the Netherlands. The foreign subsidiaries’ functional currencies are those of their respective local jurisdictions and are translated into U.S dollar for the purpose of reporting the Company’s consolidated financial results. The translation of assets and liabilities into U.S. dollars for subsidiaries with a functional currency other than the U.S. dollar is performed using exchange rates in effect at the balance sheet date. Stockholders’ equity, fixed assets and long-term investments are recorded at historical exchange rates. The translation of revenues and expenses into U.S. dollars for subsidiaries with a functional currency other than the U.S. dollar is performed using the average exchange rate for the respective period. Gains or losses from cumulative translation adjustments, net of tax, are included as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. The Company records net foreign exchange transaction gains and losses in the consolidated statements of income and comprehensive income.

For the years ended October 31, 2023, and October 31, 2022, the Company recorded an aggregate transaction (loss) gain of $(190,073) and $431,314, respectively. The aggregate transaction losses were recorded as a component of Selling, General & Administrative (“SG&A”).

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

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and that is evaluated on a regular basis by the chief operating decision-maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s operations are organized into two reportable segments: Marine Technology Business and the Marine Engineering Business. The Company’s organizational structure is based on many factors that the CODM uses to evaluate, view and run the business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by the Company’s CODM to evaluate segment results. The CODM uses several metrics to evaluate the performance of the overall business, including revenue and earnings from operations, and uses these results to allocate resources to each of the segments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalents as of October 31, 2022. Cash and cash equivalents are maintained with various financial institutions. As of October 31, 2023, approximately $23.3 million may be in excess of federal deposit insurance limits.

Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, accounts receivable, trade and other payables, and deferred revenue. The carrying amounts of the Company’s cash equivalents, accounts receivables, unbilled receivables, accounts payables, accrued liabilities and deferred revenue, as reflected in the consolidated financial statements approximate fair value due to the short-term maturity of these items. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The long-term deferred revenue approximates their carrying amounts as assessed by management. The Company’s financial instruments are exposed to certain financial risks, primarily concentration risk. Concentration risk is the risk of financial loss to the Company if the counterparty to a financial instrument fails to meet its contractual obligations and arises principally from the Company’s cash, cash equivalents and trade receivables. The carrying amount of the financial assets represents the maximum credit exposure. The Company limits its exposure to concentration risk on cash by placing these financial instruments with high-credit, quality financial institutions and only investing in liquid, investment grade securities. The Company’s bank deposits are held with financial institutions both in and outside the United States. At times, such amounts may be in excess of applicable government mandated insurance limits. The Company has not experienced any losses in such accounts or lack of access to its cash. The Company’s accounts receivables are subject to potential concentrations of credit risk, since a significant part of the Company’s sales are to a small number of companies and, even though these are generally established businesses, market fluctuations such as the price of oil may affect our customers’ ability to meet their obligations to us. Furthermore, trade disputes may result in impairment or delays in receivables.

Accounts Receivable

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to cash collection.

Payment terms and conditions vary by contract type, location of customer and the products or services offered, although terms generally require payment from a customer within 30 days for our Marine Technology Business and between 45-60 days from our Services Business. When the timing of revenue recognition differs from the timing of cash collection, an evaluation is performed to determine whether the contract includes a significant financing component. Accounts Receivable was $2,643,461, $2,870,600 and $4,207,996 as of October 31, 2023, 2022 and 2021, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2023 and 2022

Allowance for Credit Losses

The allowance for credit losses, which includes the allowance for accounts receivable and unbilled accounts receivable, represents the Company’s best estimate of lifetime expected credit losses inherent in those financial assets. The Company’s lifetime expected credit losses are determined using relevant information about past events (including historical experience), current conditions, and reasonable and supportable forecasts that affect collectability. The Company monitors its credit exposure through ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. In addition, the Company performs routine credit management activities such as timely account reconciliations, dispute resolution, and payment confirmations. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The Allowance for Bad Debt was $0 for the years ended October 31, 2023, 2022 and 2021, respectively.

Inventory

Inventories consist primarily of raw materials and finished goods and are stated at the lower of cost or net realizable value on an aggregate basis. Cost is computed using the average of actual cost, on a first-in, first-out basis. Adjustments to reduce the carrying amount of inventory to the lower of cost or net realizable value are made, if required, for excess or obsolete goods, which includes a review of, among other factors, demand requirements and market conditions.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related costs are expensed as incurred. Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. The Company utilizes commonly accepted valuation techniques, such as the income approach and the cost approach, as appropriate, in establishing the fair value of intangible assets. Typically, key assumptions include projections of cash flows that arise from identifiable intangible assets of acquired businesses as well as discount rates based on an analysis of the weighted average cost of capital, adjusted for specific risks associated with the assets.

Goodwill and Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Goodwill also includes acquired assembled workforce, which does not qualify as an identifiable intangible asset. The Company reviews impairment of goodwill annually in the fourth quarter, or more frequently if events or circumstances indicate that the goodwill might be impaired. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in the Company’s market capitalization. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its’ carrying amount, then the quantitative goodwill impairment test is unnecessary. If, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its’ carrying amount, then the Company proceeds to perform the quantitative goodwill impairment test. The Company first determines the fair value of a reporting unit using a Level 1 input which estimates the fair value of the Company’s equity by utilizing the Company’s trading price as of the end of the reporting period. The Company then compares the derived fair value of a reporting unit with the carrying amount. If the carrying value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

As of October 31, 2023, the Company determined it is not more likely than not that the fair value of a reporting unit was less than its’ carrying amount and as a result quantitative goodwill impairment test was unnecessary and there was no impairment charge.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2023 and 2022

Finite-lived intangible assets consist of acquired patents, customer relationships, and non-compete agreements resulting from business combinations. The Company’s intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 15 years. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. The Company evaluates the carrying value of indefinite-lived intangible assets on an annual basis, and an impairment charge would be recognized to the extent that the carrying amount of such assets exceeds their estimated fair value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for minor replacements, maintenance and repairs which do not increase the useful lives of the property and equipment are charged to operations as incurred. Major additions and improvements are capitalized.

Depreciation and amortization are computed using the straight-line method over their estimated useful lives:

Buildings	50 years
Office machinery and equipment	3-5 years
Rental assets	3-7 years
Furniture, fixtures, and improvements	3-5 years

Depreciation expense is presented as a component of Selling, General and Administrative expense in the Consolidated Statements of Income and Comprehensive Income. Depreciation expense related to the Products Business “Rental Assets” used for generating rental income is allocated 70% to Cost of Goods Sold and the remaining 30% as a component of Selling, General and Administration expense.

Leases

The Company owns substantially all its facilities and as a result the effect of Accounting Standards Codification 842, “Leases”, is immaterial.

Impairment of Long-Lived Assets

Management reviews long-lived assets, including property and equipment and intangible assets, for possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Such events and changes may include: a significant decrease in market value, changes in asset use, negative industry or economic trends, and changes in the Company’s business strategy. The Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets.

Research and Development

Research and development costs are comprised primarily of employee-related costs, stock-based compensation expense, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as costs related to information technology, patent applications and examinations, materials, supplies, and an allocation of facilities costs. All research and development costs are expensed as they are incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with the authoritative guidance on stock-based payments. Under the provisions of the guidance, stock-based compensation expense is measured at the grant date based on the fair value of the option using a Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The authoritative guidance also requires that the Company measure and recognize stock-based compensation expense upon modification of the term of a stock award. The stock-based compensation expense for such modification is the sum of any unamortized expense of the award before modification and the modification expense. The modification expense is the incremental amount of the fair value of the award before the modification and the fair value of the award after the modification, measured on the date of modification. In the event the modification results in a longer requisite period than in the original award, the Company has elected to apply the pool method where the aggregate of the unamortized expense and the modification expense is amortized over the new requisite period on a straight-line basis. In addition, any forfeiture will be based on the original requisite period prior to the modification.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on historical exercise patterns, which are believed to be representative of future behavior. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2023 and 2022

The Company may grant restricted stock units (“RSUs”) to employees or consultants. RSU awards vest upon grant or fixed term, generally 36 months. The Company uses the closing trading price of its common stock on the date of grant as the fair value of awards of restricted stock units. Stock-based compensation from RSU awards is recognized on a straight-line basis over the RSU awards’ vesting period.

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

Deferred tax assets and liabilities are the amounts by which the Company’s future income taxes are expected to be impacted by these differences as they reverse. Deferred tax assets are based on differences that are expected to decrease future income taxes as they reverse. Correspondingly, deferred tax liabilities are based on differences that are expected to increase future income taxes as they reverse. Note 10 Income Taxes discloses the amounts of deferred tax assets and liabilities, and also presents the impact of significant differences between financial reporting income and taxable income.

For income tax purposes, the Company uses the percentage of completion method of recognizing revenues on long-term contracts which is consistent with the Company’s financial reporting under GAAP.

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. Accruals for unrecognized tax benefit liabilities, which represent the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized for financial reporting purposes, are recorded when the Company believes it is not more-likely-than-not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Adjustments to unrecognized tax benefits are recognized when facts and circumstances change, such as the closing of a tax audit, notice of an assessment by a taxing authority or the refinement of an estimate. Income tax benefit includes the effects of adjustments to unrecognized tax benefits, as well as any related interest and penalties.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income includes gains and losses on foreign currency translation adjustments and is included as a component of stockholders’ equity.

Advertising

Advertising costs are expenses as incurred and are presented as a component of Selling, General and Administrative expense in the Consolidated Statements of Income and Comprehensive Income, Advertising expenses for the years ended October 31, 2023, and October 31, 2022, were $0 for both periods.

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records liability in its consolidated financial statements for these matters when a loss is known or considered probable, and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements to be Adopted

On October 27, 2023, the FASB issues ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 will affect how we report segment information, starting with our Form 10-K for the year ended October 31, 2025, and our quarterly reports on Form 10-Q starting with our quarterly report for the quarter ended January 31, 2026. The ASU requires that we provide disclosures of significant segment expenses and other segment items that are regularly provided to our CODM and included in each reported measure of segment profit or loss. We will also have to disclose other segment items by reportable segment (i.e., the difference between reported segment revenues less the significant segment expenses (which are disclosed) less reported segment profit or loss). We will identify the CODM and their position within the company and details about the information that they regularly review to make capital allocation and other operating decisions about each segment, as well as an explanation of how the CODM uses the reported measures and other disclosures. The information needed for these disclosures is available, but we will need to determine the best way to provide that information for these required segment disclosures.

On December 13, 2023, the FASB issued Accounting Standards Update 2023-08 entitled Accounting and Disclosure for Crypto Assets (ASU 2023-08,) which changes the accounting model for crypto assets from the existing impairment model to a fair value model. This is a significant change since the impairment model accounted for diminution in value of crypto assets by writing down the crypto asset without the ability to increase the value if prices improved in the future. Under the fair value model, crypto assets will be marked to market at each financial reporting date such that subsequent increases in value of the crypto assets can be recorded. ASU 2023-08 also requires enhanced disclosures about crypto asset transactions. The Company plans to adopt this new standard on November 1, 2025, reserving the option to early adopt ASU 2023-08 if its customers begin to pay for the Company’s products and services with crypto assets. To date, the Company has neither accepted payment for its products and/or services in crypto assets, nor has it received or invested in this class of assets.

On December 14, 2023, the FASB issued Accounting Standards Update 2023-09 entitled Improvements to Income Tax Disclosures (ASU 2023-09), which is primarily applicable to public companies and requires a significant expansion of the granularity of the income tax rate reconciliation as well as an expansion of other income tax disclosures. The majority of the disclosures will only be made on an annual basis, although there is a modest expansion of required quarterly income tax disclosures. The amendments in ASU 2023-09 require disclosure of specific income tax categories in the rate and reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. There are also additional disclosures related to taxes paid to local jurisdictions, and to income taxes paid. This information is currently available to the Company but was not a required disclosure. The Company expects to adopt ASU 2023-09 on November 1, 2025.

NOTE 4 – REVENUE

Revenue Recognition

The Company recognizes revenue under the Financial Accounting Standards Board’s Topic 606, Revenue from Contracts with Customers (“Topic 606”).

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2023 and 2022

Topic 606 has established a five-step process to determine the amount of revenue to record from contracts with customers. The five steps are:

●	Determine if we have a contract with a customer;
●	Determine the performance obligations in that contract;
●	Determine the transaction price;
●	Allocate the transaction price to the performance obligations; and
●	Determine when to recognize revenue.

Revenues are earned under formal contracts with our customers and are derived from both sales and rental of underwater technologies and equipment for real time 3D imaging, mapping, defense, and survey applications and from the engineering services which we provide primarily to prime defense contractors. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential additional variable consideration. Our sales do not include a right of return by the customer.

For the Marine Technology Business, all of our products are sold on a stand-alone basis and those market prices are evidence of the value of the products. To the extent that we also provide services (e.g., installation, training, post-sales technical support etc.), those services are either included as part of the product or are subject to written contracts based on the stand-alone value of those services. Revenue from the sale of services is recognized when those services have been provided to the customer and evidence of the provision of those services exists.

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

October 31, 2023 and 2022

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2023 and 2022

Other Revenue Disclosures

See Note 15 – “Disaggregation of Revenue” for a breakdown of revenues from external customers and cost of those revenues between our Product Segment and Services Segment including information on the split of revenues by geography.

Contracts in Progress (Unbilled Receivables and Deferred Revenue)

Unbilled Receivables includes earned revenue in excess of billings on incomplete contracts representing accumulated project expenses plus fees which have not been invoiced to customers as of the date of the balance sheet. The amount of unbilled contracts receivable may not exceed their net realizable value. Unbilled Receivables were $894,251 and $602,115 as of October 31, 2023, and October 31, 2022, respectively.

Sales of equipment include a provision for warranty or through life support (TLS) services and is treated as deferred revenue, along with extended warranty sales or TLS, which may be purchased by customers. These amounts are amortized over the relevant warranty or TLS period (12 months is our standard warranty contract obligation or for TLS 24, 36 or 60 months) from the date of sale.

Deferred Revenue (current) includes paid customer invoices prior to delivery of the agreed service, customer prepaid support to be delivered within twelve months and provision for warranty services to be provided within twelve months. Deferred Revenue was $975,537 and $943,569 as of October 31, 2023, and October 31, 2022, respectively.

Deferred Revenue (current) consisted of the following as of October 31, 2023, 2022 and 2021:

	2023	2022	2021

Deferred Revenue	$420,611	$430,962	$604,049
Customer Technical Support Obligations	324,218	283,369	1,117,855
Product Warranty	230,708	229,238	277,937
Total Deferred Revenue (Current)	$975,537	$943,569	$1,999,841

Deferred Revenue (current) includes customer prepaid support, TLS, to be delivered past the initial twelve months and provision for extended warranty services to be provided past the initial twelve months.

Deferred Revenue (non-current) was $133,382 and $76,127 as of October 31, 2023, and October 31, 2022, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2023 and 2022

NOTE 5 – FAIR VALUE

The Company follows the authoritative guidance for fair value measurement and the fair value option for financial assets and financial liabilities. The Company carries its financial instruments at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The established fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets.
Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs.

There were no marketable securities required to be measured at fair value on a recurring basis as of October 31, 2023, or October 31, 2022.

NOTE 6 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Certified Deposit Interest Bearing Accounts

The Company established certified deposit interest-bearing accounts with its current bankers HSBC NA and Jyske Bank in February 2023. These interest-bearing accounts are for rolling fixed short-term periods not exceeding 3 months and are classified in our financial statements as “cash equivalent”. In addition, we have an interest-bearing deposit account in the UK that tracks the Bank of England base rate, which has no restrictions on access and has a current rate of 5.0%. The table below indicates the applicable interest rates and amounts which are held in certified deposit and unrestricted interest-bearing accounts at the date hereof:

Currency Denomination	Amount	HSBC	Jyske Bank (Denmark)
USD	$15,201,579	5.28%
GBP	£750,000	4.80%
GBP (Unrestricted access)	£500,000	5.00%
*USD	$2,400,000		4.0%

*Held in Jyske Bank USD Account

Inventory consisted of the following as of:

	October 31,	October 31,
	2023	2022

Raw materials and parts	$8,994,482	$7,219,344
Work in progress	483,227	383,427
Finished goods	2,207,816	2,424,340
Total Inventory	$11,685,525	$10,027,111

Other current assets consisted of the following as of:

	October 31,	October 31,
	2023	2022

Deposits and other assets	$23,081	$18,631
Other US Tax Receivables/Prepaid Taxes	450,625	151,217
Employee Retention Credit Receivables	212,300	173,213
Other Foreign Tax Receivables	348,620	-
Total Other Current Assets	$1,034,626	$343,061

Property and equipment consisted of the following as of:

	October 31,	October 31,
	2023	2022

Buildings	$6,386,705	$5,419,946
Land	200,000	200,000
Office machinery and equipment	1,596,026	1,556,030
Rental assets	2,323,446	2,252,292
Furniture, fixtures and improvements	1,172,169	1,108,787
Total	11,678,346	10,537,055
Less: accumulated depreciation	(4,805,026)	(4,704,523)

Total Property and Equipment, net	$6,873,320	$5,832,532

Depreciation expense for the years ended October 31, 2023, and 2022 was $603,467 and $678,652 respectively.

Property and equipment, net, by geographic areas was as follows:

	October 31,	October 31,
	2023	2022

USA	1,751,260	1,825,858
Europe	5,122,060	4,006,674
Total Property and Equipment, net	$6,873,320	$5,832,532

Accrued Expenses and Other Current Liabilities consisted of the following as of:

	October 31,	October 31,
	2023	2022

Accruals	$384,880	$1,474,744
Other Tax Payables	525,565	144,158
Employee Related	85,185	112,804
Total	$995,630	$1,731,706

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2023 and 2022

Total Other Income, net consisted of the following for the year ended:

	October 31,	October 31,
	2023	2022

Employee Retention Credits	$-	$88,917
Other Income	39,146	49,058
Total Other Income,	$39,146	$137,975

Interest Income	642,530	-

Interest (Expense)	-	(9,704)
Total Other Income, net	$681,676	$128,271

NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Intangibles consisted of the following as of:

		October 31, 2023			October 31, 2022
	Average
	Life	Gross	Accumulated		Gross	Accumulated
Finite-lived intangible assets	(Years)	Asset	Amortization	Net	Asset	Amortization	Net

Customer Relationships	10	$919,503	$(906,422)	$13,081	$919,503	$(883,922)	$35,581
Patents and others	10	780,650	(307,116)	473,534	669,751	(263,046)	406,705
Total intangible assets		$1,700,153	$(1,213,538)	$486,615	$1,589,254	$(1,146,968)	$442,286

Estimated future annual amortization expenses of finite-lived assets as of October 31, 2023, is as follows:

2024	$56,104
2025	42,514
2026	39,434
2027	36,657
Thereafter	311,906

Totals	$486,615

Amortization of intangible assets for the years ended October 31, 2023, and 2022 was $64,063 and $60,077 respectively.

Goodwill consisted of the following as of:

	October 31,	October 31,
	2023	2022
Coda Octopus Colmek, Inc.	$2,038,669	$2,038,669
Coda Octopus Products, Ltd	62,315	62,315
Coda Octopus Martech, Ltd	1,281,124	1,281,124

Total Goodwill	$3,382,108	$3,382,108

NOTE 8 – NET INCOME PER SHARE

The following table sets forth the computation of basic and fully diluted loss per common share for the years ended:

	Year	Year
	Ended	Ended
	October 31,	October 31,
Fiscal Period	2023	2022
Numerator:
Net Income	$3,124,149	$4,301,221

Denominator:
Basic weighted average common shares outstanding	11,131,469	10,863,674
Effect of dilutive options and restricted stock awards	192,099	417,673
Diluted outstanding shares	11,323,568	11,281,347

Net income per share

Basic	$0.28	$0.40
Diluted	$0.28	$0.38

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2023 and 2022

NOTE 9 – CAPITAL STOCK

Common Stock

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

As of October 31, 2023, there were a total of 1,370,300 shares available for issuance under the 2017 Plan and 2021 Plan.

A summary of stock options activity is as follows:

		Weighted	Weighted
	Number of	Average	Average
	Shares Subject	Exercise Price Per	Remaining Contractual	Aggregate Intrinsic
	to Options	Share	Life (in years)	Value
Balance at October 31, 2021	383,668	$4.65
Granted	-	-
Vested	-	-
Exercises	(36,667)	$4.65
Forfeited or cancelled	(39,834)	$4.65
Balance at October 31, 2022	307,167
Granted	-	-
Vested	-	-
Exercises	(199,496)	$4.62
Forfeited or cancelled	(3,000)	$6.23
Balance at October 31, 2023	104,671	$4.67	1.41	$202,419
Vested and expected to vest at October 31, 2023	104,671	$4.67	1.41	$202,419
Exercisable at October 31, 2023	104,671	$4.67	1.41	$202,419

The following table summarizes information about stock options outstanding and exercisable under the Company’s Stock Option Plan at October 31, 2023:

Options Outstanding				Options Exercisable
			Weighted				Weighted
Range of		Weighted	Average			Weighted	Average
Exercise		Average	Remaining	Range of		Average	Remaining
Prices per	Number	Exercise Price Per	Contractual Life	Exercise Prices per	Number	Exercise Price Per	Contractual Life
Share	Outstanding	Share	(in years)	Share	Exercisable	Share	(in years)
$4.62	101,671	$4.62	2.15	$4.62	101,671	$4.62	2.15
$6.23	3,000	$6.23	0.05	$6.23	3,000	$6.23	0.05
	104,671	$4.67			104,671	$4.67

Unamortized compensation expense in future years is $0.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2023 and 2022

A summary of restricted stock award activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Non-Vested	Weighted Average Grant Date Fair Value

Outstanding at October 31, 2021	122,000	$8.80	122,000	$8.80

Granted	64,687	$7.15	64,687	$7.15
Vested	(53,733)	$5.05	(53,733)	$5.05
Treasury Stock	(5,467)	$5.18	(5,467)	$5.18
Forfeited or cancelled	(16,981)	$8.43	(16,981)	$8.43

Outstanding at October 31, 2022	110,506	$8.10	110,506	$8.10

Granted	100,428	$7.10	98,546	$6.96
Vested	(108,568)	$7.91	(108,568)	$7.91
Treasury Stock	(1,932)	$9.30	(1,932)	$9.30
Forfeited or cancelled	(13,006)	$5.77	(13,006)	$5.77

Outstanding at October 31, 2023	87,428	$7.04	85,546	$7.04

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of fiscal years 2023 and 2022. The aggregate intrinsic value is the difference between Coda’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options.

In certain situations, in 2023 and 2022, certain RSAs that vested were net share settled such that the Company withheld common shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were 109,154 and 95,866 for 2023 and 2022 and were based on the value of the RSAs on their respective vesting dates as determined by the Company’s closing stock price. The Company has classified the withheld common shares as treasury stock and may issue these shares at a future date.

All Stock Options and Restricted Stock Awards have been made pursuant to the 2017 Plan.

Total stock-based compensation expense from stock options and restricted stock awards is $645,196 and $1,130,917, respectively for the years ended October 31, 2023, and 2022. As of October 31, 2023, there was approximately $154,539 of total unrecognized stock-based compensation cost related to 87,428 unvested RSAs.

Preferred Stock

Series A and Series C Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. We had previously designated 50,000 preferred shares as Series A preferred stock and 50,000 preferred shares as Series C preferred stock. Both series have since been eliminated and as of October 31, 2023, there were no shares of Preferred Stock issued or outstanding.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2023 and 2022

NOTE 10 - INCOME TAXES

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

The provision (benefit) for income taxes comprises:

	October 31,	October 31,
	2023	2022

Current federal expense	$264,955	$849,580
Current state income tax expense	5,789	159,900
Foreign tax (benefit)	(22,089)	(4,340)

Total current tax expense	248,655	1,005,140

Deferred federal expense (benefit)	14,941	(174,026)
Deferred state expense	3,913	-
Deferred foreign tax expense	29,570	-

Deferred tax expense (benefit)	48,424	(174,026)

Total Income Tax Expense	$297,079	$831,114

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2023 and 2022

The expense for income taxes differed from the U.S. statutory rate due to the following:

	October 31,	October 31,
	2023	2022

Statutory US tax rate	21.0%	21.0%
R&D Relief	(9.7)%	(10.6)%
Change in valuation allowance	(3.4)%	3.7%
Foreign tax benefit including GILTI, net	2.1%	(0.9)%
State Income Tax	(1.3)%	3.0%

Total	8.7%	16.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	October 31,	October 31,
	2023	2022
Noncurrent deferred tax assets (liabilities)
Temporary differences
U.S. NOL carryforwards	$-	$-
Deferred Revenue	-	4,830

Restricted Stock Awards	263,218	272,841
Book/Tax Depreciation	(21,554)	(17,861)
Foreign fixed assets	(218,045)	(84,381
Foreign capital loss carryforwards	11,182	-
Foreign NOL carryforwards	176,585	409,100

Total	211,386	584,529

Valuation allowance	-	(324,719)

Total Deferred Asset	$211,386	$259,810

As of October 31, 2023, we had no remaining U.S. federal net operating loss (NOL) carryforwards.

The Company’s tax jurisdictions are USA, UK, Denmark, India, and Australia (our India and Australian operations are currently dormant). As a result, the Company’ foreign derived income is subject to GILTI tax in the United States. The Company has elected to treat GILTI inclusions as period costs.

The Company has filed tax returns for federal, state, and foreign jurisdictions. The Company’s evaluation of uncertain tax matters was performed for the tax years ended October 31, 2023, and October 31, 2022. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes and continues to reflect interest and penalties attributable to income taxes, to extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained on an audit and does not anticipate any adjustments to result in a material change to its financial position.

The Company’s UK Operations, under the applicable UK tax rules, have certain carryforward trading losses (referred to in this Form 10-K disclosure as “NOL carryforwards”). Under the applicable UK tax rules, any trading tax losses incurred from 2017 up to and including the current fiscal year can be surrendered for UK group relief to offset or reduce current year profits and tax liability in any of the Company’s UK Operations. Any tax losses before 2017 in a UK subsidiary can only be used by the subsidiary to which it pertains. The benefit of these tax losses benefit are available indefinitely unless the nature of the business with the tax benefit changes substantially. Under UK tax rules, the UK entities are also eligible for research and development (R&D) Tax Credit. The UK Products Business in any one financial year performs significant R&D work due to the nature of its business (researching and developing products and solutions). In the 2023 FY, this subsidiary was eligible to deduct £174,771 (an equivalent of 158,883 USD) as R&D tax expenses from its taxable income, thus negating any tax liability of the UK Operations in the Current FY. Our UK Operations have the equivalent of $477,271 in NOL carryforwards, $397,874 of which can be used by the UK entity in which the trading loss was created and $79,397 can be used by any of the UK entities under Group Relief. This applies indefinitely unless the business activities undertaken change substantially.

A valuation allowance is required for deferred tax assets, if based on available evidence, it is more likely than not that all or some portion of the asset will not be realized due to the inability to generate sufficient taxable income in the future. The valuation allowance was zero and $324,719 as of October 31, 2023, and 2022, respectively. The deferred tax losses refer to timing of asset allowance in the UK. As we are generally able to offset most taxes with brought forward trading losses, R&D tax credit to offset profits expected to be ongoing and ability to utilize such reliefs within between entities then we do not foresee being able to utilize those deferred tax assets in the near future.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2023 and 2022

NOTE 11 – LINE OF CREDIT

The Company entered into a $4,000,000 revolving line of credit facility with HSBC NA on November 27, 2019, with the interest rate established as the applicable prime rate. This revolving line of credit facility is subject to annual renewal and has been extended to November 2024. We have not utilized this line of credit and the outstanding balance on the line of credit was $0 as of October 31, 2023, and October 31, 2022.

NOTE 12 – CONCENTRATIONS

Significant Customers

During the year ended October 31, 2023, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $4,430,389, or 22.9% of net revenues during the period. Total accounts receivable from these customers as of October 31, 2023, was $173,930 or 6.6% of accounts receivable.

During the year ended October 31, 2022, the Company had no customers from whom it generated sales greater than 10% of net revenues.

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company’s U.S. subsidiaries maintain a 401(k)-retirement plan. The plan allows the Company to make matching contributions of 4% of employee compensation, subject to IRS contribution limits. U.S. employees who have at least six months of service with the Company are eligible. In addition, the Company’s UK subsidiaries operate statutory pension schemes which provide for the payment of certain contributions by the Company and the Employee. These schemes in the UK operate on a defined contribution money purchase basis and the contributions are charged to operations as they arise. Finally, the Company is obligated to provide pension funding according to the laws in which it operates including in both Denmark, Australia and India. The Company has an arrangement that fulfills this requirement. Costs related to the Company’s contribution to these employee benefit plans for the years ended October 31, 2023, and October 31, 2022 were $128,988 and $138,260, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2023 and 2022

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

Segment operating income is total segment revenue reduced by cost of revenue operating expenses identifiable with the business segment. Corporate includes general corporate administrative costs (“overhead”).

The Company evaluates performance and allocates resources based upon segment operating income.

There are inter-segment sales which have been eliminated in our financial statements but are disclosed in the tables below for information purposes.

The following table summarizes segment asset and operating balances by reportable segment as of and for the years ended October 31, 2023 and 2022, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas
●	Europe
●	Australia/Asia
●	Middle East/Africa

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2023 and 2022

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Year Ended October 31, 2023

Net Revenues	$12,119,066	$7,233,022	$-	$19,352,088

Cost of Revenues	2,819,796	3,501,237	-	6,321,033

Gross Profit	9,299,270	3,731,785	-	13,031,055

Research & Development	2,043,890	52,577	-	2,096,467
Selling, General & Administrative	3,109,566	2,463,087	2,622,383	8,195,036

Total Operating Expenses	5,153,456	2,515,664	2,622,383	10,291,503

Income (Loss) from Operations	4,145,814	1,216,121	(2,622,383)	2,739,552

Other Income (Expense)
Other Income	39,146	-	-	39,146
Interest Income	544,892	97,638	-	642,530

Total Other Income (Expense)	584,038	97,638	-	681,676

Income (Loss) before Income Taxes	4,729,852	1,313,759	(2,622,383)	3,421,228

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	(272,126)	(78,876)	102,347	(248,655)
Deferred Tax (Expense) Benefit	(115,954)	54,382	13,148	(48,424)

Total Income Tax (Expense) Benefit	(388,080)	(24,494)	115,495	(297,079)

Net Income (Loss)	$4,341,772	$1,289,265	$(2,506,889)	$3,124,149

Supplemental Disclosures

Total Assets	$36,969,673	$13,604,262	$1,267,581	$51,841,516

Total Liabilities	$2,263,761	$732,582	$416,407	$3,412,750

Revenues from Intercompany Sales - eliminated from sales above	$4,602,741	$584,622	$1,200,000	$6,387,363

Depreciation and Amortization	$523,339	$100,689	$43,502	$667,530

Purchases of Long-lived Assets	$1,996,544	$25,404	$108,392	$2,130,340

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2023 and 2022

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Year Ended October 31, 2022

Net Revenues	$14,724,688	$7,501,115	-	$22,225,803

Cost of Revenues	2,941,569	4,093,546	-	7,035,115

Gross Profit	11,783,119	3,407,569	-	15,190,688

Research & Development	2,207,500	30,420	-	2,237,920
Selling, General & Administrative	2,563,554	2,654,565	2,730,585	7,948,704

Total Operating Expenses	4,771,054	2,684,985	2,730,585	10,186,624

Income (Loss) from Operations	7,012,065	722,584	(2,730,585)	5,004,064

Other Income (Expense)
Other Income	55,715	79,204	3,056	137,975
Interest Expense	(9,233)	(71)	(400)	(9,704)

Total Other Income (Expense)	46,482	79,133	2,656	128,271

Income (Loss) before Income Taxes	7,058,547	801,717	(2,727,929)	5,132,335

Income Tax (Expense) Benefit
Current Tax Benefit (Expense)	(868,162)	39,422	(176,400)	(1,005,140)
Deferred Tax (Expense) Benefit	31,907	(41,657)	183,776	174,026

Total Income Tax (Expense) Benefit	(836,255)	(2,235)	7,376	(831,114)

Net Income (Loss)	$6,222,292	$799,482	$(2,720,553)	$4,301,221

Supplemental Disclosures

Total Assets	$33,348,805	$12,662,109	$916,544	$46,927,458

Total Liabilities	$2,432,750	$526,195	$585,704	$3,544,649

Revenues from Intercompany Sales - eliminated from sales above	$2,406,717	$396,015	$2,720,000	$5,522,732

Depreciation and Amortization	$602,583	$96,776	$39,370	$738,729

Purchases of Long-lived Assets	$1,123,475	$36,862	$90,887	$1,251,224

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2023 and 2022

NOTE 15 - DISAGGREGATION OF REVENUE

	For the Year Ended October 31, 2023
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$4,263,883	$4,846,615	$9,110,498
Europe	2,225,915	2,386,407	4,612,322
Australia/Asia	4,607,786	-	4,607,786
Middle East/Africa	1,021,482	-	1,021,482

Total Revenues	$12,119,066	$7,233,022	$19,352,088

Major Goods/Service Lines
Equipment Sales	$8,444,305	$944,737	$9,389,042
Equipment Rentals	1,264,804	-	1,264,804
Software Sales	851,976	-	851,976
Engineering Parts	-	4,075,850	4,075,850
Services	1,557,981	2,212,435	3,770,416

Total Revenues	$12,119,066	$7,233,022	$19,352,088

Goods and Services Revenue
Goods transferred at a point in time	$9,296,281	$944,737	$10,241,018
Services transferred over time	2,822,785	6,288,285	9,111,070

Total Revenues	$12,119,066	$7,233,022	$19,352,088

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2023 and 2022

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

Goods and Services Revenue
Goods transferred at a point in time	$9,785,917	$1,562,799	$11,348,716
Services transferred over time	4,938,771	5,938,316	10,877,087

Total Revenues	$14,724,688	$7,501,115	$22,225,803

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2023 and 2022

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Annmarie Gayle

Pursuant to the terms of an employment agreement dated March 16, 2017, the Company employs Ms. Gayle as its Chief Executive Officer on a full-time basis and a member of its Board of Directors. With effect from July 1, 2019, Ms. Gayle’s annual salary is $305,000 payable on a monthly basis. Ms. Gayle is also entitled to an annual performance bonus of up to $100,000, upon achieving certain targets that are to be defined on an annual basis. The agreement provides for 30 days of paid holidays in addition to public holidays observed in Denmark.

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

Blair Cunningham

Under the terms of an employment contract dated January 1, 2013, our wholly owned subsidiary Coda Octopus Products, Inc. employs Blair Cunningham as its Chief Executive Officer and President of Technology. He is being paid an annual base salary of $200,000 with effect from January 1, 2020, subject to review by the Company’s Chief Executive Officer. Mr. Cunningham’s current annual based salary is $225,000. He is entitled to 25 vacation days in addition to any public holiday.

The agreement may be terminated only upon twelve months prior written notice without cause. The Company may terminate the agreement for cause, immediately and without notice. Among others, “for cause” includes gross misconduct, a serious or repeated breach of the agreement and negligence and incompetence as reasonably determined by the Company’s Board. The agreement includes an 18-month non-compete and non-solicitation provision.

Kevin Kane

Pursuant to the terms of an Employment Agreement dated May 7, 2021, as amended and modified, Kevin Kane was appointed the Chief Executive Officer of Colmek commencing July 6, 2021. The Employment Agreement provides for an annual base salary of $200,000. He will also be eligible for an annual performance bonus based on the performance milestones agreed with the Company. As a further inducement, he was granted 15,000 restricted stock units out of the Company’s 2017 Stock Incentive Plan that vest in three equal annual instalments commencing on the first anniversary of grant. The Compensation Committee approved a performance milestone bonus of $26,000 for the Fiscal Year 2023 subject to Mr. Kane achieving the performance milestones.

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2023 and 2022

**Gayle Jardine

Pursuant to an employment agreement with Coda Octopus Products Ltd., the Company’s wholly owned subsidiary, Coda Octopus Products Limited (Scotland operations) Gayle Jardine was appointed European Director of Finance. In that role she is currently being paid an annual salary of £78,000 (or approximately $96,720). The employment agreement provides for 25 days of paid holidays in addition to public holidays observed in Scotland. The Company also makes certain pension contributions prescribed by the laws of the United Kingdom. The Company may terminate Ms. Jardine’s Employment Agreement by giving seven (7) weeks written notice.

In May 2023, Ms. Jardine was appointed Interim Chief Financial Officer of the Company. As inducement for assuming the additional duties as Interim CFO, she was paid an additional short-term incentive payment of £5,000 (approximately $6,200) for each month that she acted in such a capacity. In addition, she was granted a restricted stock award of 2,500 shares of common stock vesting six months from the date of her appointment.

**Gayle Jardine resumed her position as European Director of Finance on November 27, 2023, when Mr. John Price assumed the role of Chief Financial Officer.

Litigation

From time to time, we may be a party to or be involved with legal proceedings, governmental investigations or inquiries, claims or litigation that are related to our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business or its financial condition.

NOTE 17 SUBSEQUENT EVENTS

On November 27, 2023, John Price assumed the role of Chief Financial Officer at which point Gayle Jardine re-assumed her position as European Director of Finance.

On January 16, 2024, the Company sold its flat located in Copenhagen for a price of DKK 5,300,000 (equivalent of $781,598).

