Form 10-Q
period 2024-01-31
Coda Octopus Group, Inc.
filed 2024-03-18
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of March 15, 2024 is 11,172,683.

PART I. FINANCIAL INFORMATION

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

January 31, 2024 and October 31, 2023

	2024	2023
	Unaudited
ASSETS
CURRENT ASSETS

Cash and Cash Equivalents	$25,003,984	$24,448,841
Accounts Receivable	3,030,988	2,643,461
Inventory	12,768,672	11,685,525
Unbilled Receivables	763,123	894,251
Prepaid Expenses	392,591	181,383
Other Current Assets	813,586	1,034,626

Total Current Assets	42,772,944	40,888,087

FIXED ASSETS
Property and Equipment, net	6,340,113	6,873,320

OTHER ASSETS
Goodwill	3,382,108	3,382,108
Intangible Assets, net	496,195	486,615
Deferred Tax Asset	21,582	211,386

Total Other Assets	3,899,885	4,080,109

Total Assets	$53,012,942	$51,841,516

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

January 31, 2024 and October 31, 2023

	2024	2023
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable	$1,110,284	$1,308,201
Accrued Expenses and Other Current Liabilities	855,977	995,630
Deferred Revenue	786,466	975,537

Total Current Liabilities	2,752,727	3,279,368

LONG TERM LIABILITIES

Deferred Revenue, less current portion	110,538	133,382

Total Liabilities	2,863,265	3,412,750

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 11,164,483 issued and outstanding as of January 31, 2024 and 11,117,695 shares issued and outstanding as of October 31, 2023	11,165	11,118
Treasury Stock	(61,933)	(46,300)
Additional Paid-in Capital	63,036,013	62,958,984
Accumulated Other Comprehensive Loss	(2,412,969)	(3,442,549)
Accumulated Deficit	(10,422,599)	(11,052,487)

Total Stockholders’ Equity	50,149,677	48,428,766

Total Liabilities and Stockholders’ Equity	$53,012,942	$51,841,516

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended January 31,
	2024	2023

Net Revenues	$4,461,191	$5,596,284
Cost of Revenues	1,374,455	1,843,279

Gross Profit	3,086,736	3,753,005

OPERATING EXPENSES
Research & Development	485,977	444,458
Selling, General & Administrative	2,045,375	1,962,451

Total Operating Expenses	2,531,352	2,406,909

INCOME FROM OPERATIONS	555,384	1,346,096

OTHER INCOME (EXPENSE)
Other Income	35,020	2,904
Interest Income	192,540	12,861

Total Other Income	227,560	15,765

INCOME BEFORE INCOME TAX EXPENSE	782,944	1,361,861

INCOME TAX (EXPENSE) BENEFIT
Current Tax Benefit (Expense)	34,015	(11)
Deferred Tax (Expense) Benefit	(187,071)	36,007

Total Income Tax (Expense) Benefit	(153,056)	35,996

NET INCOME	$629,888	$1,397,857

NET INCOME PER SHARE:
Basic	$0.06	$0.13
Diluted	$0.06	$0.12

WEIGHTED AVERAGE SHARES:
Basic	11,125,061	10,946,683
Diluted	11,264,478	11,379,356

NET INCOME	$629,888	$1,397,857

Foreign Currency Translation Adjustment	1,029,580	1,607,650

Total Other Comprehensive Income	$1,029,580	$1,607,650

COMPREHENSIVE INCOME	$1,659,468	$3,005,507

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended January 31, 2024 and 2023

(Unaudited)

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total

Balance, October 31, 2022	10,916,853	$10,918	$62,313,988	$(4,737,124)	$(14,176,636)	$(28,337)	$43,382,809

Employee stock-based compensation	-	-	182,153	-	-	-	182,153
Stock issued for options exercised and stock grants	25,500	25	(25)	-	-	-	-
Foreign currency translation adjustment	-	-	-	1,607,650	-	-	1,607,650
Net Income	-	-	-	-	1,397,857	-	1,397,857
Balance, January 31, 2023	10,942,353	$10,943	$62,496,116	$(3,129,474)	$(12,778,779)	$(28,337)	$46,570,469

Balance, October 31, 2023	11,117,695	$11,118	$62,958,984	$(3,442,549)	$(11,052,487)	$(46,300)	$48,428,766

Employee stock-based compensation	-	-	77,076	-	-	-	77,076
Stock issued for options exercised and stock grants	46,788	47	(47)	-	-	-	-
Treasury Stock	-	-	-	-	-	(15,633)	(15,633)
Foreign currency translation adjustment	-	-	-	1,029,580	-	-	1,029,580
Net Income	-	-	-	-	629,888		629,888
Balance, January 31, 2024	11,164,483	$11,165	$63,036,013	$(2,412,969)	$(10,422,599)	$(61,933)	$50,149,677

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$629,888	$1,397,857
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	173,292	148,565
Amortization of intangible assets	17,246	15,442
Stock-based compensation	77,076	182,153
Deferred income taxes	187,071	(36,007)
Gain on sale of asset	(30,244)	-
(Increase) decrease in operating assets:
Accounts receivable	(337,120)	(161,980)
Inventory	(556,975)	(602,467)
Unbilled receivables	134,697	(37,958)
Prepaid expenses	(207,389)	(128,140)
Other current assets	(135,850)	(84,586)
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(17,505)	446,526
Deferred revenue	(232,146)	(154,519)
Net Cash (used in) provided by Operating Activities	(297,959)	984,886
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(135,651)	(84,422)
Purchases of other intangible assets	(26,825)	(21,485)
Proceeds from the sale of property and equipment	771,807	-
Net Cash provided by (used in) Investing Activities	609,331	(105,907)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(15,633)	-
Net Cash Used in Financing Activities	(15,633)	-

EFFECT OF CURRENCY TRANSLATION ON CHANGES IN CASH AND CASH EQUIVALENTS	259,404	716,033

NET INCREASE IN CASH AND CASH EQUIVALENTS	555,143	1,595,012

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	24,448,841	22,927,371

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$25,003,984	$24,522,383
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$74,118	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2024 and October 31, 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Coda Octopus Group, Inc. (“Coda,” “the Company,” or “we”) operates two discrete operating business units. These are the Marine Technology Business (“Products Business,” or “Products Segment”) and the Marine Engineering Business (“Services Business,” “Engineering Business” or “Services Segment”).

The Marine Technology Business is an established supplier of underwater technologies and solutions to the underwater/subsea and diving markets. Its products and solutions comprise both hardware and software for which it is the innovator, developer, manufacturer and distributor. It has key proprietary 3D/4D/5D/6D imaging sonar technology marketed under the name of Echoscope® and Echoscope PIPE® and diving technology marketed under the name of CodaOctopus® DAVD (Diver Augmented Vision Display). The Echoscope® sonar series is the only sonar that can generate multiple real time 3D images of moving objects underwater in zero visibility conditions. In 2021, the Marine Technology Business started marketing the DAVD tethered system. The requirements for the DAVD solution emanated from the Office of Naval Research as part of its Future Naval Requirements Program. The DAVD embeds inside of the diver head-up Display (HUD) a pair of transparent glasses which is used as the data hub for displaying real time data to the diver. It allows both the diver underwater and the dive supervisor on the surface to see the same data or underwater scene. In addition, by combining the DAVD solution with the Echoscope®, dive operations can be performed in zero visibility conditions. These conditions are a common barrier which impinges on the ability to perform these activities and therefore the DAVD solution combined with the Echoscope® is a real requirement for these operations. Pursuant to a funded program with both the US Navy and an allied foreign navy, in the Fiscal Year 2023 the Company developed and supplied evaluation systems for the DAVD untethered variant which is currently being evaluated by these customers for potential adoptions and use by the special forces.

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

Our revenues are earned under formal contracts with our customers. These are derived from both sales and rental of underwater technologies and equipment for real time 3D imaging, mapping, defense and survey applications by the Marine Technology Business and from engineering services provided by our Services Segment. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential additional variable consideration. Our sales do not include a right of return by the customer.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2024 and October 31, 2023

NOTE 2 – REVENUE RECOGNITION (Continued)

Regarding our Marine Technology Business, all our products are sold on a stand-alone basis and those market prices are evidence of the value of the products. To the extent that we also provide services (e.g., installation, training, post-sales technical support, customization of our technology for bespoke application, etc.), those services are either included as part of the product or are subject to written contracts based on the stand-alone value of those services. Revenue from the sale of services is recognized when those services have been performed and evidence of the provision of those services exists.

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

For software license sales for which any services rendered are not considered distinct to the functionality of the software, we recognize revenue upon delivery of the software by the provision of the software installers and activation codes to the software.

With respect to revenues related to our Services Business, there are contracts in place that specify the fixed hourly rate and other reimbursable costs to be billed based on material and direct labor hours incurred and revenue is recognized on these contracts based on material and the direct labor hours incurred. Revenues from fixed-price contracts are recognized on the percentage of completion method, measured by the percentage of costs incurred (materials and direct labor hours) to date to estimated total cost (materials and direct labor hours) for each contract. This method is used as we consider expenditures for direct materials and labor hours to be the best available measure of progress on these contracts.

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

January 31, 2024 and October 31, 2023

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

Other Revenue Disclosures

See Notes 12 and 13 – Segment Analysis and Disaggregation of Revenue. These Notes provide disclosure of our revenue by segment (Products Business versus Services Business); revenues from external customers and cost of those revenues; and split of revenue by geography including within and outside the USA.

NOTE 3 – COST OF GOODS SOLD

Our Cost of goods sold includes the cost of materials and related direct costs. With respect to sales made through the Company’s sales agents distribution network, we include in our costs of goods sold commissions paid to agents for the specific sales they make. Without using agents, we would not be eligible to participate in the Request for Proposals (“RFP”) for these sales on which we incur commission costs. All other sales-related expenses, including those related to unsuccessful bids, are included in selling, general and administrative costs. As a component of Cost of Goods Sold, sales commission in the 3 months period ended January 31, 2024 was $293,184 compared to $505,376 for the 3 months period ended January 31, 2023.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair values because of the short-term nature of these instruments.

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

January 31, 2024 and October 31, 2023

NOTE 6 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Certified Deposit Interest Bearing Accounts for the three months ended January 31, 2024 and October 31, 2023.

The Company has certified deposit interest-bearing accounts with its current bankers HSBC NA and HSBC UK. These interest-bearing accounts are for rolling fixed short-term periods not exceeding 3 months and are classified in our financial statements as “cash equivalent”. In addition, we have an interest-bearing deposit account with HSBC UK that tracks the Bank of England base rate and which has no access restrictions and has a current rate of 5.0%. The table below indicates the applicable interest rates and amounts which are held in certified deposit and unrestricted interest-bearing accounts as of January 31, 2024 and October 31,2023:

Currency Denomination	Bank	January 31, 2024		October 31, 2023
		Amount	Rate	Amount	Rate
US$	HSBC	$17,405,227	4.73%	$15,201,579	5.28%
GPB	HSBC	£1,250,000	4.65%	£750,000	4.80%
GBP(Unrestricted Access)	HSBC	£234,206	5.00%	£500,000	5.00%
USD	Jyske Bank (Denmark)	Nil	Nil	$2,400,000	4.00%

Inventory consisted of the following as of:

	January 31,	October 31,
	2024	2023

Raw materials and parts	$9,676,735	$8,994,482
Work in progress	629,421	483,227
Finished goods	2,462,516	2,207,816
Total Inventory	$12,768,672	$11,685,525

Other current assets consisted of the following as of:

	January 31,	October 31,
	2024	2023

Deposits	$13,070	$23,081
Other Tax Receivables	539,950	450,625
Employee Retention Credit Receivables	212,300	212,300
Other Receivables	48,266	348,620
Total Other Current Assets	$813,586	$1,034,626

Property and equipment consisted of the following as of:

	January 31,	October 31,
	2024	2023

Buildings	$5,840,473	$6,386,705
Land	200,000	200,000
Office machinery and equipment	1,646,411	1,596,026
Rental assets	2,533,274	2,323,446
Furniture, fixtures and improvements	1,215,284	1,172,169
Totals	11,435,442	11,678,346
Less: accumulated depreciation	(5,095,329)	(4,805,026)

Total Property and Equipment, net	$6,340,113	$6,873,320

Depreciation expense for the three months ended January 31, 2024, and 2023 was $173,292 and $148,565 respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2024 and October 31, 2023

Property and equipment, net, by geographic areas was as follows:

	January 31,	October 31,
	2024	2023

USA	1,718,120	1,751,260
Europe	4,621,993	5,122,060

Total Property and Equipment, net	$6,340,113	$6,873,320

Accrued Expenses and Other Current Liabilities consisted of the following as of:

	January 31,	October 31,
	2024	2023

Accruals	$333,570	$384,880
Other Tax Payables	355,945	525,565
Employee Related	166,462	85,185
Total	$855,977	$995,630

Total Other Income, net consisted of the following:

	January 31,	January 31,
	2024	2023

Grant Income	14,714	-
Other Income	20,306	2,904
Total Other Income	$35,020	$2,904

Interest Income	192,540	12,861

Total Other Income, net	$227,560	$15,765

NOTE 7 – CONTRACTS IN PROGESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the balance sheet date. These amounts are stated on the consolidated balance sheets as Unbilled Receivables of $763,123 and $894,251 as of January 31, 2024, and October 31, 2023, respectively.

Deferred Revenue of $786,466 and $975,537 as of January 31, 2024, and October 31, 2023, respectively, consist of billings in excess of costs and revenues received as part of our warranty obligations upon completing a sale, as elaborated further in the last paragraph of this Note.

Sales of equipment include a separate performance obligation for warranty or Through Life Support (“TLS”) which may be optionally purchased by the customer. This is treated as deferred revenue which is amortized over the relevant obligation period (12 months is our standard warranty or 36 or 60-months from the date of delivery for our TLS product). These amounts are stated on the consolidated balance sheets as a component of Deferred Revenue and were $153,610 and $148,361 as of January 31, 2024, and October 31, 2023, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2024 and October 31, 2023

NOTE 8 – CONCENTRATIONS

Significant Customers

During the three months ended January 31, 2024, the Company had three customers from whom it generated sales greater than 10% of net revenues. Revenue from these customers was $1,809,398, or 40.6% of net revenues during the three months ended January 31, 2024. Receivables from these customers were $1,047,960, or 34.6% of net receivables as of January 31, 2024.

During the three months ended January 31, 2023, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenue from these customers was $1,575,724, or 28% of net revenues during the three months ended January 31, 2023. Receivables from these customers were $836,315, or 27% of net receivables as of January 31, 2023.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

On October 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 will affect how we report segment information, starting with our Form 10-K for the year ended October 31, 2025, and our quarterly reports on Form 10-Q starting with our quarterly report for the quarter ended January 31, 2026. The ASU requires that we provide disclosures of significant segment expenses and other segment items that are regularly provided to our CODM and included in each reported measure of segment profit or loss. We will also have to disclose other segment items by reportable segment (i.e., the difference between reported segment revenues less the significant segment expenses (which are disclosed) less reported segment profit or loss). We will disclose the CODM and their position within the company and details about the information that they regularly review to make capital allocation and other operating decisions about each segment, as well as an explanation of how the CODM uses the reported measures and other disclosures. The information needed for these disclosures is available, but we will need to determine the best way to provide that information for these required segment disclosures.

NOTE 10 – EARNINGS PER SHARE

Fiscal Period	Three Months Ended January 31, 2024	Three Months Ended January 31, 2023
Numerator:
Net Income	$629,888	$1,397,857

Denominator:
Basic weighted average common shares outstanding	11,125,061	10,946,683
Unused portion of options and restricted stock awards	139,417	432,673
Diluted outstanding shares	11,264,478	11,379,356

Net income per share

Basic	$0.06	$0.13
Diluted	$0.06	$0.12

NOTE 11 – 2017 STOCK INCENTIVE PLAN

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

The maximum number of shares of Common Stock allocated for issuance under the 2017 Plan is 913,612. The shares allocated for issuance under the 2017 Plan may, at the election of the Compensation Committee, be either treasury shares or shares authorized but unissued, and, if treasury shares are used, all references in the 2017 Plan to the issuance of shares will, for corporate law purposes, be deemed to mean the transfer of shares from treasury.

During the three months ended January 31, 2024, the Company did not grant any new restricted stock awards pursuant to the terms of the 2017 Plan. During the said period, 46,788 restricted stock awards matured and were issued, 2,394 treasury shares were created, and 3,500 restricted stock awards were forfeited. As of January 31, 2024, there were 376,194 shares available for future issuance under the 2017 Plan. The total stock compensation expense during the three months ended January 31, 2024 was $77,076.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2024 and October 31, 2023

2021 Stock Incentive Plan

On July 12, 2021, the Board of Directors adopted the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan was approved by the Company’s stockholders at its Annual General Meeting held on September 14, 2021. The 2021 Plan is identical to the 2017 Plan in all material respects, except that the number of shares allocated for issuance thereunder is 1,000,000.

The total number of shares available for issuance under the 2017 and 2021 Plans is 1,376,194

NOTE 12 – SEGMENT ANALYSIS

We operate in two reportable segments, “Products Business” and “Service Business” which are managed separately based upon fundamental differences in their operations. Segment operating income is total Segment revenue reduced by cost of revenues and operating expenses (research and development and Selling, General & Administrative) identifiable with the reporting business segment. Overheads include general corporate administrative costs.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the critical accounting policies in Item 2 of this Form 10-Q.

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

The following tables summarize segment asset and operating balances by reportable segment for the three months ended January 31, 2024 and 2023, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2024 and October 31, 2023

NOTE 12 -SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended January 31, 2024

Net Revenues	$3,542,766	$918,425	$-	$4,461,191

Cost of Revenues	973,880	400,575	-	1,374,455

Gross Profit	2,568,886	517,850	-	3,086,736

Research & Development	461,375	24,602	-	485,977
Selling, General & Administrative	835,391	600,484	609,500	2,045,375

Total Operating Expenses	1,296,766	625,086	609,500	2,531,352

Income (Loss) from Operations	1,272,120	(107,236)	(609,500)	555,384

Other Income
Other Income	20,306	14,714	-	35,020
Interest Income	135,731	56,809	-	192,540

Total Other Income	156,037	71,523	-	227,560

Income (Loss) before Income Taxes	1,428,157	(35,713)	(609,500)	782,944

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	(35,540)	-	69,555	34,015
Deferred Tax (Expense) Benefit	27,328	-	(214,399)	(187,071)

Total Income Tax (Expense) Benefit	(8,212)	-	(144,844)	(153,056)

Net Income (Loss)	$1,419,945	$(35,713)	$(754,344)	$629,888

Supplemental Disclosures

Total Assets	$36,685,343	$13,298,356	$3,029,244	$53,012,943

Total Liabilities	$1,963,391	$429,635	$470,239	$2,863,265

Revenues from Intercompany Sales – eliminated from sales above	$948,934	$10,790	$312,000	$1,271,724

Depreciation and Amortization	$153,019	$25,357	$12,162	$190,538

Purchases of Long-lived Assets	$132,423	$2,208	$27,845	$162,476

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2024 and October 31, 2023

NOTE 12 – SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended January 31, 2023

Net Revenues	$3,824,159	$1,772,125	$-	$5,596,284

Cost of Revenues	1,064,244	779,035	-	1,843,279

Gross Profit	2,759,915	993,090	-	3,753,005

Research & Development	438,308	6,150	-	444,458
Selling, General & Administrative	661,759	646,310	654,382	1,962,451

Total Operating Expenses	1,100,067	652,460	654,382	2,406,909

Income (Loss) from Operations	1,659,848	340,630	(654,382)	1,346,096

Other Income (Expense)
Other Income	2,904	-	-	2,904
Interest Income	12,116	745	-	12,861

Total Other Income (Expense)	15,020	745	-	15,765

Income (Loss) before Income Taxes	1,674,868	341,375	(654,382)	1,361,861

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	(18,873)	(19,856)	38,718	(11)
Deferred Tax (Expense) Benefit	-	-	36,007	36,007

Total Income Tax (Expense) Benefit	(18,873)	(19,856)	74,725	35,996

Net Income (Loss)	$1,655,995	$321,519	$(579,657)	$1,397,857

Supplemental Disclosures

Total Assets	$36,176,835	$13,377,560	$949,710	$50,504,105

Total Liabilities	$2,694,766	$758,160	$480,710	$3,933,636

Revenues from Intercompany Sales – eliminated from sales above	$829,674	$45,707	$680,000	$1,555,381

Depreciation and Amortization	$128,838	$24,910	$10,259	$164,007

Purchases of Long-lived Assets	$79,642	$4,780	$21,485	$105,907

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2024 and October 31, 2023

NOTE 13 – DISAGGREGATION OF REVENUE

	For the Three Months Ended January 31, 2024
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$337,072	$455,414	$792,486
Europe	943,688	463,011	1,406,699
Australia/Asia	1,799,540	-	1,799,540
Middle East/Africa	462,466	-	462,466

Total Revenues	$3,542,766	$918,425	$4,461,191

Major Goods/Service Lines
Equipment Sales	$2,376,272	$172,824	$2,549,096
Equipment Rentals	380,809	-	380,809
Software Sales	225,529	-	225,529
Engineering Parts	-	495,904	495,904
Services	560,156	249,697	809,853

Total Revenues	$3,542,766	$918,425	$4,461,191

Goods transferred at a point in time	$2,601,801	$172,824	$2,774,625
Services transferred over time	940,965	745,601	1,686,566

Total Revenues	$3,542,766	$918,425	$4,461,191

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2024 and October 31, 2023

NOTE 13 –DISAGGREGATION OF REVENUE (Continued)

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

NOTE 14 – INCOME TAXES

The Company’s effective tax rate for the three months ended January 31, 2024, and 2023, was 19.5% and (2.6)% respectively. In the Current Quarter our US companies realized a loss and therefore decreasing the Company’s effective income tax rate of 25.0% for the companies in the USA. However, in the Current Quarter as a result of the vesting of restricted stock awards, we recorded Deferred Tax Expense of $187,071. We have been recording the UK tax rate at 0.0% as we believe our R&D tax credits will offset any tax liability incurred. In the Current Quarter, we made a provision of 22.0% for our Danish Subsidiary and $42,500 for Global Intangible Low Tax Income (GILTI Tax).

NOTE 15 – SALE OF ASSET

On January 16, 2024, the Company sold its flat located in Copenhagen for a price of DKK 5,300,000 (equivalent of $771,807). Prior to the sale this was composed within our Fixed Assets – Property and Equipment. We realized a gain of $30,244 upon sale.

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

The following discussion and analysis should be read in conjunction with our financial statements, included herewith and the audited financial statements included in our annual report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2024. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

General Overview

Throughout these discussions “Current Quarter” means the Three-month period ended January 31, 2024 and “Previous Quarter” means the Three-month period ended January 31, 2023.

The Company operates two distinct businesses:

●	the Marine Technology Business (also referred to in this Form 10-Q as “Products Business”, or “Products Segment”); and

●	the Marine Engineering Business (also referred to in this Form 10-Q as “Engineering Business”, or “Services Business” or “Services Segment”).

Our Marine Technology Business is an established technology solution provider to the subsea and underwater imaging, surveying, diving market and underwater communications market. It has been operating as a supplier of solutions comprising both hardware and software products for over 30 years. It owns key proprietary patented technology including real time volumetric 3D imaging sonar technology and cutting-edge diving technology, that are used in both the underwater defense and commercial markets. It recently launched its new underwater digital communications system which advances the offering in the market from analog voice communications underwater to digital voice communications underwater (Voice HUB-4). All design, development and manufacturing of our technology and solutions are performed within the Company.

Our imaging sonar technology products and solutions marketed under the name of Echoscope® and Echoscope PIPE® are used primarily in the underwater construction market, offshore wind energy industry (offshore renewables), offshore oil and gas, forward looking obstacle avoidance, complex underwater mapping, salvage operations, dredging, bridge inspection, underwater hazard detection, port security, mining, fisheries, real time 3D monitoring and inspection, commercial and defense diving, and marine sciences sectors. Uniquely our Echoscope® technology is a single sensor for multiple underwater applications.

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

Although we generate most of our revenues from our real time 3D sonar which includes both proprietary hardware and software, we have a number of other products such as our inertial navigation systems (F280 Series®) and our geophysical hardware (DA4G) and software solutions (GeoSurvey and Survey Engine®, which include artificial intelligence based automatic detection systems). Our customers include offshore service providers to major oil and gas companies, renewable energy companies, underwater construction companies, law enforcement agencies, ports, mining companies, defense bodies, prime defense contractors, navies, research institutes and universities and diving companies.

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

Our real time 3D/4D/5D/6D Imaging sonars are the only underwater imaging sonars which are capable of providing complex seabed mapping, real time inspection and monitoring and providing 3D/4D/5D/6D data of moving underwater objects irrespective of water conditions including in zero visibility (which is a common and costly problem in underwater operations). Competing products such as the multibeam sonar can perform mapping (but not complex mapping) without the ability to perform real time inspection and monitoring of moving objects underwater. We also believe our Echoscope PIPE® is the only technology that can generate multiple real time 3D/4D/5D/6D acoustic images using different acoustic parameters such as frequency, field of view, pulse length, filters and different beamforming modes.

We are widely regarded as the leading solution providers for underwater real time 3D visualization.

We also believe that the DAVD system is poised to radically change the way diving operations are performed globally by providing a fully integrated suite of sensor data shared in real time by the dive supervisor on the surface and the diver. Current diving is done largely by voice command missions from the topside using disparate suite of systems for video data, communications, and positioning.

The DAVD tethered variant is now in early-stage adoption by different teams within the US Navy such as the underwater construction and salvage teams. The DAVD which is included on the Approved Navy Use (“ANU”) list is a standard item available for purchase within the Navy community and some of these commands are now requesting this solution for their operations. We have also starting realizing sale of the DAVD in the offshore commercial market and have sold our first DAVD tethered system to a significant offshore service provider in Asia.

The biggest opportunity for the DAVD technology in the USA is the DAVD untethered system (“DUS”), with the target market being special forces. The DUS system is going through evaluation and hardening process and the Company received in Fiscal Year 2023, $750,000 funding under this program and is expected to receive another $1.25m in this fiscal year. This Program is funded by the US Navy and one foreign navy who is interested in adopting the DUS.

The concept of utilizing a pair of transparent glasses in the Head Up Display (HUD) underwater, is protected by patent. All component parts of the DAVD system are proprietary to the Company and include software (4G USE®), Diver Processing Pack – telemetry system (DPP), Top Side Controller and real time 3D Sonar. The Company benefits from the exclusive license from the United States Department of the Navy at Naval Surface Warfare Center Panama City Division to exploit the utility patent covering the concept of using the pair of transparent glasses as a data hub underwater. The DAVD is an “Approved Navy Use” item and benefits from CE Marking required under UK and European Union safety regulations.

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

Factors Affecting our Business in the Current Quarter

The following is a brief summary of some of the most critical factors that affect our business. For a more detailed discussion of these and additional factors, refer to our Form 10-K for the fiscal year ended October 31, 2023.

Inflation

Inflation measured as the Consumer Price Index is both volatile and significant in the countries in which we operate. For the 12-month period preceding January 2024, this was:

➢	Denmark 1.2% - source: Statistics Denmark,
➢	UK 4.2% - source: Office of National Statistics; and
➢	USA 3.1% - source: U.S. Bureau of Labor Statistics.

Inflation affects our business in a number of areas including increasing our cost of operations and materials and therefore our overall financial results. See “Inflation and Foreign Currency” section of this Form 10-Q.

Interest Rates

The change in monetary policy vis-à-vis interest rates has in general affected some of our key sectors such as offshore renewables and underwater construction. The increase in interest rates has impacted on the viability of a number of underwater projects resulting in increased costs of operation, which in turn has reduced the demand for our underwater solutions.

Geopolitical tensions

The ongoing war in Ukraine impacts our Services Business as most defense spending is now on land-based applications as opposed to naval based applications. In addition, we sell our products and solutions globally. The ongoing tensions in the Red Sea impacts on shipping and freight costs which may impact on demand for our products and solutions. The ongoing political tension with China is likely to reduce demand for our products in China.

Currency Fluctuations

The Company has operations in the UK, USA, Denmark, Australia and India. Our consolidated results include the Company’s foreign subsidiaries’ results which are translated into USD, our reporting currency. Revenue and expenses are translated using the weighted average exchange rates in effect during the reporting period. In the Current Quarter the USD has weakened against major currencies including the British Pound, Euro and Danish Kroner (the functional currencies of the Company’s foreign subsidiaries). A significant part of our consolidated results is transacted in British Pounds and Danish Kroner and translated into USD for reporting purposes. In the Current Quarter, for the purposes of reporting revenues and expenses, the value of the Pound and Euro (the Danish Kroner is pegged to the Euro) respectively increased 4.7% and 2.8%, against the USD, when compared to the Previous Quarter. For the reporting of assets and liabilities, the Pound increased 3.3% when compared to the Previous Quarter and the Danish Kroner fell 0.2% over the same period. The impact of currency fluctuations is discussed more fully below under “Inflation and Foreign Currency”. See also Note 5 (Foreign Currency Translation) to the Unaudited Consolidated Financial Statements and the section of this report which concerns “Inflation and Foreign Currency”.

Skills/Resource Shortages and Pressure on Salaries and Wages

We are experiencing skill shortages in areas that are critical to our growth strategy including experienced sales and marketing personnel, software developers, skilled electronic technicians and a number of Management positions. The inflationary conditions in the countries in which we operate make it difficult for us to compete for these skills as there is extreme pressure on wages.

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

Impact on Revenues and Earnings

We are uncertain as to the extent of the impact the factors disclosed above and in our Form 10-K covering fiscal year ended October 31, 2023, is likely to have on our future financial results.

Impact on Liquidity, Balance Sheet and Assets

These factors may adversely impact on our availability of free cash flow, working capital and business prospects. As of January 31, 2024, we had cash and cash equivalents of $25,003,984 and in the Current Quarter we used $297,959 of cash for operations. Based on our outstanding obligations and our cash balances, we believe we have sufficient working capital to effectively continue our business operations for the foreseeable future.

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

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, “Summary of Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

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

For further discussion of our revenue recognition accounting policies, refer to Note 2 – “Revenue Recognition” in these unaudited consolidated financial statements and Note 2 “Summary of Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.

Recoverability of Deferred Costs

In respect of our Services Segment, we defer costs on projects for service revenue. Deferred costs consist primarily of direct and incremental costs to customize and install systems, as defined in individual customer contracts, including costs to acquire hardware and software from third parties and payroll costs for our employees and other third parties.

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification 740, Income Taxes (ASC 740). Under ASC 740, deferred income tax assets and liabilities are recorded for the income tax effects of differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax reporting. The Company’s differences arise principally from the use of various accelerated and modified accelerated cost recovery system for income tax purposes versus straight line depreciation used for book purposes; their restricted stock awards differences between issuance price and grant date fair value price, and from the utilization of net operating loss carry-forwards.

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

Consolidated Results of Operations

Our consolidated financial results include the results of the Company’s foreign subsidiaries. Foreign subsidiaries’ results are translated from their functional currencies to USD for reporting purposes. Fluctuations in currency can therefore impact on our translated revenue. During the Current Quarter, the USD weakened against the Pound and the Danish Kroner, resulting in translated foreign revenues being $140,827 higher when using the Previous Quarter’s exchange rate. Consolidated Revenue in the Current Quarter was $4,461,191 compared to $5,596,284 in the Previous Quarter. During the Current Quarter total operating expenses increased by 5.2% and income from operations fell by 58.7%, resulting from the decrease in our revenue. Agents’ sales commission costs incurred were 39% lower in the Current Quarter and were $293,184 compared to $486,341 in the Previous Quarter, (see Notes 12 and 13 to the Unaudited Consolidated Financial Statements for more information on Segment reporting and Disaggregation of Revenue by Segment and geography). Sales commission fell as a result of the reduction in sales from the Asia region in the Current Quarter. Net income before tax was $782,944 compared to $1,361,861, representing a decrease of 42.5%.

Segment Summary

Products Business

In the Current Quarter, the Products Business generated $3,542,766 or 79.4% of our consolidated revenues compared to $3,824,159 or 68.3% in the Previous Quarter, representing a fall of 7.4%. The decrease in sales is a result of lower sales emanating from the key strategic region of Asia where we realized sales of $1,799,540 compared to $2,432,428, representing a decrease of 26.0%, largely attributed to weaker demand from China. Gross profit margin increased slightly from 72.2% in the Previous Quarter to 72.5% in the Current Quarter. In the Current Quarter we recorded sales commissions of $293,184 compared to $486,341 in the Previous Quarter, representing a decrease of 39.7% and which reflects the fall in sales from Asia. In the Current Quarter total operating expenses increased by 17.9% in the Products Business and were $1,296,766 compared to $1,100,067 in the Previous Quarter. Net income before tax was $1,428,157 in the Current Quarter compared to $1,674,868 in the Previous Quarter.

Services Business

In the Current Quarter, the Services Business generated $918,425 or 20.6% of our consolidated revenues compared to $1,772,125 or 31.7% in the Previous Quarter, representing a fall in sales of 48.2%. The decrease in revenue is a reflection of reduced order take and supply chain delays which impact on completing booked engineering projects and therefore conversion to revenue. The reduced order take is related to the fact that most defense programs are now funded by continuing resolutions (until approval of a federal budget) which result in change in spending priorities. Gross profit margin increased slightly from 56.0% in the Previous Quarter to 56.4% in the Current Quarter. In the Current Quarter total operating expenses decreased by 4.2% in the Services Business and were $625,086 compared to $652,460 in the Previous Quarter. In the Current Quarter the Services Business realized a net loss before tax of $35,713 compared to a net income before tax of $341,375 in the Previous Quarter.

Results of Operations for the Current Quarter compared to the Previous Quarter

Revenue: Total consolidated revenues for the Current Quarter and the Previous Quarter were $4,461,191 and $5,596,284 respectively, representing a decrease of 20.3%. The reduction in our consolidated revenue is largely a result of the Services Business lower revenue by 48.2% due to reduced order and supply chain issues which have impacted on converting booked engineering projects to revenue in the Current Quarter. Although in the Current Quarter the Products Business had an increase in rentals and greater utilization of its rental assets, outright sales in the key strategic region of Asia fell by 26.0% compared to the Previous Quarter caused largely by weak demand from China. These factors impacted on our overall consolidated revenue.

Gross Profit Margins: Margin percentage was slightly stronger in the Current Quarter at 69.2% (gross profit of $3,086,736) compared to 67.1% (gross profit of $3,753,005) in the Previous Quarter. One of the main factors is that in the Current Quarter we had less units of sales emanating from Asia and therefore we incurred less sales commission costs in the period. We also had increased units of rental sales, which also positively impacted on Gross Profit.

Gross profit margins reported in our financial results may vary according to several factors. These include:

●	The percentage of consolidated sales attributed to the Marine Technology Business versus the Services Business. The gross profit margin yielded by the Marine Technology Business is generally higher than that of the Services Business.
●	The percentage of consolidated sales attributed to the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials for our Department of Defense contracts (DoD subcontracts).
●	The mix of sales within the Marine Technology Business during the reporting period:

●	Outright Sale versus Rentals.
●	Hardware Sale versus Software, software is generally higher margin.
●	Mix of Services rendered in the period – Offshore Engineering Services versus paid Customer Research and Development Projects.

●	Level of commissions on products which may vary according to volume. Both the Services and Marine Technology Businesses work with sales/distribution agents. Most of the Marine Technology Business sales in Asia are completed via agents or distributors. See Note 3 “Cost of Goods Sold” for more discussion on this.
●	Level of Rental Assets in the Marine Technology Business’ Rental Pool and therefore the depreciation expenses may vary accordingly.
●	The mix of engineering projects performed by our Services Business (Design prototyping versus manufacturing), may also affect gross profit margins.

In the Current Quarter, gross profit margins for the Marine Technology Business were 72.5% compared to 72.2% in the Previous Quarter. For the Services Business these were 56.4% in the Current Quarter compared to 56.0% in the Previous Quarter. In the Current Quarter, the main factor affecting gross profit margin in the Marine Technology Business is the reduction of sales commission costs by 39.7% when compared to the Previous Quarter.

Since there are more variable factors affecting gross profit margins in the Marine Technology Business (Products Business), a table showing a summary of break-out of sales generated by this business in the Current Quarter compared to the Previous Quarter is set out below:

	Current Quarter	Previous Quarter	Percentage
Description	Products	Products	Change
Equipment Sales	$2,376,272	$2,572,560	(7.6)%
Equipment Rental	380,809	265,903	43.2%
Software Sales	225,529	417,170	(45.9)%
Services	560,156	568,526	(1.5)%

Total Net Sales	$3,542,766	$3,824,159	(7.4)%

In the Current Quarter the Marine Technology Business incurred commission costs of $293,184 compared to $486,341 in the Previous Quarter, representing a decrease of 39.7%. This is largely due to the reduction in sales emanating from Asia, which fell by 26.0% and was $1,799,540 compared to $2,432,428. This resulted in less commission costs being incurred in the reporting period.

Further information on the performance of each business segment including revenues by type and geography can be found in Notes 12 and Note 13 to the Unaudited Consolidated Financial Statements for the Current and Previous Quarter.

Research and Development (R&D): R&D expenditures in the Current Quarter were $485,977 compared to $444,458 in the Previous Quarter, representing an increase of 9.3%.

●	Products Segment

During the Current Quarter the Products Business R&D expenditure increased by 5.3% and was $461,375 as compared to $438,308 in the Previous Quarter. R&D expenditure is incurred by this business in connection with investments it makes in developing its products and solutions. This expenditure is an essential part of our business, as we need to continue to innovate our solutions on an ongoing basis.

●	Services Segment.

During the Current Quarter the Services Business R&D expenditure increased by 300.0% and was $24,602 compared to $6,150 in the Previous Quarter. The Services Business incurs research and development expenses on advancing its Thermite® Octal range of mission computer products with the strategic goals of increasing and diversifying its revenues and improving gross profit margins.

Segment	January 31, 2024	January 31, 2023	Percentage Change
Products Segment R&D Expenditures	$461,375	$438,308	Increase 5.3%
Services Segment R&D Expenditures	$24,602	$6,150	Increase 300.0%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter increased by 4.2% to $2,045,375 from $1,962,451 in the Previous Quarter.

SG&A includes both cash charges and non-cash charges. The non-cash charges comprise Depreciation, Amortization, Stock-based compensation, and Exchange Rate Variance charges. In the Current Quarter non-cash items as a percentage of SG&A expenses were 15.5% compared to 18.2% in the Previous Quarter.

Key Areas of SG&A Expenditure across the Company for the Current Quarter compared to the Previous Quarter are:

Expenditure	January 31, 2024	January 31, 2024	Percentage Change
Wages and Salaries	$906,799	$847,514	Increase of 7.0%
Legal and Professional Fees (including accounting and audit)	$418,104	$405,088	Increase of 3.2%
Rent for our various locations	$9,064	$12,712	Reduction of 28.7%
Marketing	$61,894	$20,442	Increase of 202.8%

Wages and Salaries – on a full-year basis we anticipate that this category of expenses will increase over the full year Fiscal 2023 by approximately 40% to cover replacement staff and new hires to fill open positions. We are currently operating on a reduced headcount basis and have several key vacancies. We are also seeking to expand our Management Team.

Legal and Professional fees increased and reflect fees incurred for tax advisers’ services.

Marketing – the increase in marketing is anticipated within our plans. This is an area of expenditure which we anticipate will increase materially in this fiscal year and subsequent years. As we shift our focus from R&D to business development and marketing, including undertaking efforts to build our brands, we anticipate a significant increase in this area of expenditure.

Overhead related costs as a percentage of revenue for Current Quarter, compared to the Previous Quarter

General corporate administrative expenses in the Current Quarter were $609,500 or 13.7% of revenue and $654,382 or 11.7% of revenue in the Previous Quarter, respectively. For more information on general corporate administrative expenses, please see Note 12 (Segment Analysis).

Operating Income: In the Current Quarter operating income fell by 58.7% and was $555,384 as compared to $1,346,096 in the Previous Quarter. The decrease in operating income is largely due to the significant reduction in our revenue generated from the Engineering Segment for the reasons discussed earlier.

Other Income: In the Current Quarter, we had other income of $227,560 compared to $15,765, representing an increase of 1,343.5% from the Previous Quarter. In Current Quarter $192,540 of this amount represents interest income earned on our certified deposit accounts. In February 2023, the Company established certified deposit accounts with its existing bankers. These accounts are for fixed 3-month rolling periods and constitute “cash equivalents” in our current unaudited Consolidated Financial Statements for the period ended January 31, 2024 (see Note 12 (Composition of Certain Financial Statement Captions for more detailed analysis of this). We anticipate that the interest earned on these certified deposit accounts will be material in the future if interest rates remain the same or continue to rise.

Net Income before income taxes: In the Current Quarter, we had income before income taxes of $782,944 as compared to $1,361,861 in the Previous Quarter, representing a decrease of 42.5%. Net income before income taxes fell due to the decrease in our consolidated revenues compounded by the increase in total operating expenses.

Net Income: In the Current Quarter we had Net Income of $629,888 compared to $1,397,857 in the Previous Quarter, representing a decrease of 54.9%. In the Previous Quarter we recorded Current Tax Expense of $11 compared to a Current Tax Benefit of $34,015 in the Current Quarter. We also recorded Deferred Tax Expense of $187,071 in the Current Quarter compared to a benefit of $36,007 in the Previous Quarter. Our tax liability included in our consolidated financial results will depend on the composition of our consolidated income, whether they relate to the Company’s foreign subsidiaries or US subsidiaries and similarly the percentage of consolidated income from US and Foreign subsidiaries. In the Current Quarter, the Company and its US subsidiaries had a taxable loss. The UK companies have carryforward losses which are applied to defray income tax liability and therefore no provision has been made for tax liability for the UK subsidiaries in our consolidated results for the Current Quarter. We have made a provision for our Danish subsidiary of 22.0% for the Current Quarter in addition to $42,500 for Global Intangible Low Tax Income (GILTI Tax).

Comprehensive Income. In the Current Quarter comprehensive income was $1,659,468 compared to comprehensive income of $3,005,507 for the Previous Quarter reflecting adjustments resulting from foreign currency translations. This category is affected by fluctuations in foreign currency exchange transactions both relating to our profit and loss expenses and valuation of our assets and liabilities on our balance sheet. In the Current Quarter we had a gain of $1,029,580 on foreign currency translation adjustment transactions compared to a gain of $1,607,650 in the Previous Quarter. A significant part of the Company’s operations is based in the UK and Denmark, and therefore a major part of our assets and liabilities recorded in our consolidated balance sheet and financial transactions are translated from the functional currencies of these subsidiaries into USD for reporting purposes. See the section below which concerns “Inflation & Foreign Currency” which shows the impact of the currency adjustments on our Income Statement and Balance Sheet in the Current Quarter compared to the Previous Quarter.

Liquidity and Capital Resources

As of January 31, 2024, the Company had an accumulated deficit of $10,422,599, working capital of $40,020,217, cash of $25,003,984 and stockholders’ equity of $50,149,677. For the Current Quarter, the Company’s operating activities used cash of $297,959.

The Company entered into a $4,000,000 revolving line of credit with HSBC NA on November 27, 2019, at prime. The outstanding balance on the line of credit was $0 as of January 31, 2024. This revolving credit line will expire on November 26, 2024, unless renewed.

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

The Company’s consolidated financial results therefore include the translation of its subsidiaries functional currencies into U.S Dollar. See “Note 5 - Foreign Currency Translation” of our unaudited consolidated financial statements, for more information on the applicable rates used for our Balance Sheet transactions and Statement of Income and Comprehensive Income.

The Company’s consolidated results are a combination of its US and foreign operations and these companies maintain their accounts in the functional currencies of their jurisdictions which are noted above. Fluctuations in currency exchange rates can directly impact on the Company’s sales, profitability and financial position when the transactions of the foreign subsidiaries are translated from their functional currencies into USD for financial reporting. In addition, the Company is also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables incurred in the ordinary course of its business operations (cross-border transactions such as inventory purchasing). In general, the Company’s subsidiaries perform financial transactions in their native currencies. Exceptionally, a subsidiary may perform financial transactions in currencies other than its native or functional currency (purchasing inventory from a foreign supplier, for example, in foreign currency). Furthermore, the Company holds significant cash balances in foreign currencies, such as British Pound, Euro and Danish Kroner. The Company cannot predict the extent to which currency fluctuations may affect its business and financial position, and there is a risk that such fluctuations may have an adverse impact on the Company’s sales, profits and financial position.

Applying the Constant Rate, the impact of currency fluctuations on the three months ended January 31, 2024, is shown below. In this context “Constant Rates” is defined as:

“Revenue and Expenses (Income Statement Transactions)”: this is the prevailing weighted average exchange rate in the Previous Quarter.
“Balance Sheet Transaction”: this is the prevailing exchange rate as of October 31, 2023

Information is not specified for INR and AUD as there is limited scope of operations in these jurisdictions and therefore contributions are immaterial. However, the information for INR and AUD is included in the totals.

	Based British Pounds		Based Australian Dollar		Based Danish Kroner		TOTAL USD
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
	($)	($)	($)	($)	($)	($)	($)	($)	($)
Revenues	2,429,113	2,319,480	-	-	1,206,381	1,175,186	3,635,494	3,494,667	140,827
Costs	2,099,459	2,004,704	2,669	2,744	278,930	271,717	2,390,324	2,288,572	101,752
Net profit (losses) from operations	329,654	314,776	(2,669)	(2,744)	927,451	903,469	1,245,170	1,206,094	39,076
Assets	22,795,544	21,724,735	20,481	19,649	2,130,129	2,071,428	24,953,691	23,823,327	1,130,364
Liabilities	(1,336,213)	(1,273,445)	(3,009)	(2,887)	(313,014)	(304,388)	(1,648,493)	(1,576,988)	(71,505)
Net assets	21,459,331	20,451,290	17,472	16,762	1,817,115	1,767,040	23,305,198	22,246,339	1,058,859

This table shows that the effect of Constant Rate versus the actual exchange rate applied for the Current Quarter, decreased our net income from operations in the Current Quarter by $39,076 and decreased net assets by $1,058,859.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 31, 2024. Based upon that evaluation the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Coda Octopus Group, Inc. (Registrant)

Date: March 18, 2024	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: March 18, 2024	/s/ Gayle Jardine
Gayle Jardine
Interim Chief Financial Officer

