Form 10-Q
period 2024-04-30
Coda Octopus Group, Inc.
filed 2024-06-12
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value as of June 12, 2024 is 11,175,183.

PART I. FINANCIAL INFORMATION

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

April 30, 2024 and October 31, 2023

	2024	2023
	Unaudited
ASSETS
CURRENT ASSETS

Cash and Cash Equivalents	$23,709,676	$24,448,841
Accounts Receivable	4,402,355	2,643,461
Inventory	12,645,976	11,685,525
Unbilled Receivables	1,580,546	894,251
Prepaid Expenses	786,490	181,383
Other Current Assets	706,491	1,034,626

Total Current Assets	43,831,534	40,888,087

FIXED ASSETS
Property and Equipment, net	6,261,124	6,873,320

OTHER ASSETS
Goodwill	3,382,108	3,382,108
Intangible Assets, net	522,390	486,615
Deferred Tax Asset	-	211,386

Total Other Assets	3,904,498	4,080,109

Total Assets	$53,997,156	$51,841,516

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

April 30, 2024 and October 31, 2023

	2024	2023
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,212,484	$1,308,201
Accrued Expenses and Other Current Liabilities	884,182	995,630
Deferred Revenue	721,167	975,537

Total Current Liabilities	2,817,833	3,279,368

LONG TERM LIABILITIES
Deferred Tax Liability	10,589	-
Deferred Revenue, less current portion	102,364	133,382

Total Liabilities	2,930,786	3,412,750

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 11,172,683 issued and outstanding as of April 30, 2024 and 11,117,695 shares issued and outstanding as of October 31, 2023	11,173	11,118
Treasury Stock	(61,933)	(46,300)
Additional Paid-in Capital	62,975,143	62,958,984
Accumulated Other Comprehensive Loss	(2,850,652)	(3,442,549)
Accumulated Deficit	(9,007,361)	(11,052,487)

Total Stockholders’ Equity	51,066,370	48,428,766

Total Liabilities and Stockholders’ Equity	$53,997,156	$51,841,516

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023

Net Revenues	$5,323,178	$5,301,509	$9,784,369	$10,897,793
Cost of Revenues	1,584,744	1,678,268	2,959,199	3,521,547

Gross Profit	3,738,434	3,623,241	6,825,170	7,376,246

OPERATING EXPENSES
Research & Development	542,481	525,939	1,028,458	970,397
Selling, General & Administrative	1,845,570	2,242,194	3,890,945	4,204,645

Total Operating Expenses	2,388,051	2,768,133	4,919,403	5,175,042

INCOME FROM OPERATIONS	1,350,383	855,108	1,905,767	2,201,204

OTHER INCOME (EXPENSE)
Other (Expense) Income	(2,636)	2,780	32,384	5,684
Interest Income	293,468	170,596	486,008	183,457

Total Other Income	290,832	173,376	518,392	189,141

INCOME BEFORE INCOME TAX EXPENSE	1,641,215	1,028,484	2,424,159	2,390,345

INCOME TAX (EXPENSE) BENEFIT
Current Tax (Expense)	(191,073)	(68,773)	(157,058)	(68,784)
Deferred Tax (Expense) Benefit	(34,904)	48,766	(221,975)	84,773

Total Income Tax (Expense)	(225,977)	(20,007)	(379,033)	15,989

NET INCOME	$1,415,238	$1,008,477	$2,045,126	$2,406,334

NET INCOME PER SHARE:
Basic	$0.13	$0.09	$0.18	$0.22
Diluted	$0.13	$0.09	$0.18	$0.21

WEIGHTED AVERAGE SHARES:
Basic	11,168,493	11,010,077	11,148,565	10,970,806
Diluted	11,288,210	11,330,754	11,268,282	11,291,483

NET INCOME	$1,415,238	$1,008,477	$2,045,126	$2,406,334

Foreign Currency Translation Adjustment	(437,683)	538,373	591,897	2,146,023

Total Other Comprehensive (Loss) Income	$(437,683)	$538,373	$591,897	$2,146,023

COMPREHENSIVE INCOME	$977,555	$1,546,850	$2,637,023	$4,552,357

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months and Six Months Ended April 30, 2024 and 2023

(Unaudited)

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total

Balance, October 31, 2022	10,916,853	$10,918	$62,313,988	$(4,737,124)	$(14,176,636)	$(28,337)	$43,382,809

Employee stock-based compensation	-	-	182,153	-	-	-	182,153
Stock issued for options exercised and stock grants	25,500	25	(25)	-	-	-	-
Foreign currency translation adjustment	-	-	-	1,607,650	-	-	1,607,650
Net Income	-	-	-	-	1,397,857	-	1,397,857
Balance, January 31, 2023	10,942,353	$10,943	$62,496,116	$(3,129,474)	$(12,778,779)	$(28,337)	$46,570,469

Employee stock-based compensation	-	-	196,261	-	-	-	196,261
Stock issued for options exercised and stock grants	100,544	100	(101)	-	-	(2,838)	(2,839)
Foreign currency translation adjustment	-	-	-	538,373	-	-	538,373
Net Income	-	-	-	-	1,008,477	-	1,008,477
Balance, April 30, 2023	11,042,897	$11,043	$62,692,276	$(2,591,101)	$(11,770,302)	$(31,175)	$48,310,741

Balance, October 31, 2023	11,117,695	$11,118	$62,958,984	$(3,442,549)	$(11,052,487)	$(46,300)	$48,428,766

Employee stock-based compensation	-	-	77,076	-	-	-	77,076
Stock issued for options exercised and stock grants	46,788	47	(47)	-	-	-	-
Foreign currency translation adjustment	-	-	-	1,029,580	-	-	1,029,580
Treasury Stock	-	-	-	-	-	(15,633)	(15,633)
Net Income	-	-	-	-	629,888	-	629,888
Balance, January 31, 2024	11,164,483	$11,165	$63,036,013	$(2,412,969)	$(10,422,599)	$(61,933)	$50,149,677

Employee stock-based compensation	-	-	(60,862)	-	-	-	(60,862)
Stock issued for options exercised and stock grants	8,200	8	(8)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(437,683)	-	-	(437,683)
Net Income	-	-	-	-	1,415,238	-	1,415,238
Balance, April 30, 2024	11,172,683	$11,173	$62,975,143	$(2,850,652)	$(9,007,361)	$(61,933)	$51,066,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,045,126	$2,406,334
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	350,782	327,328
Amortization of intangible assets	33,869	15,442
Stock-based compensation	16,214	378,414
Deferred income taxes	221,975	120,868
Gain on sale of asset	(30,244)
(Increase) decrease in operating assets:
Accounts receivable	(1,750,243)	(905,242)
Inventory	(652,748)	(483,269)
Unbilled receivables	(686,816)	(484,570)
Prepaid expenses	(607,901)	(474,438)
Other current assets	(30,018)	(75,554)
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	133,362	(1,127,450)
Deferred revenue	(297,083)	41,104
Net Cash used in Operating Activities	(1,253,725)	(261,033)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(290,175)	(166,623)
Purchases of other intangible assets	(69,643)	(57,731)
Proceeds from the sale of property and equipment	771,807	-
Net Cash Provided by (used in) Investing Activities	411,989	(224,354)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(15,633)	(2,838)
Net Cash Used in Financing Activities	(15,633)	(2,838)

EFFECT OF CURRENCY TRANSLATION ON CHANGES IN CASH AND CASH EQUIVALENTS	118,204	1,015,972

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(739,165)	527,747

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	24,448,841	22,927,371

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$23,709,676	$23,455,118
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$74,198	$1,270,100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2024 and October 31, 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Coda Octopus Group, Inc. (“Coda,” “the Company,” or “we”) operates two discrete operating business units. These are the Marine Technology Business (“Products Business,” or “Products Segment”) and the Marine Engineering Business (“Services Business,” “Engineering Business” or “Services Segment”).

The Marine Technology Business is an established supplier of underwater technologies and solutions to the underwater and diving markets. Its products and solutions include both hardware and software for which it is the patent holder, innovator, developer, manufacturer and distributor. It has key proprietary 4D/5D/6D imaging sonar technology marketed under the name of Echoscope® and Echoscope PIPE® and diving technology marketed under the name of CodaOctopus® DAVD (Diver Augmented Vision Display). The Echoscope® sonar series is the only sonar that can generate multiple real time 3D images of moving objects underwater in zero visibility conditions and is used for activities such as real time inspection and monitoring. In 2021, the Marine Technology Business started marketing the DAVD tethered system. The requirements for the DAVD solution emanated from the Office of Naval Research as part of its Future Naval Requirements Program. The DAVD embeds inside of the diver head-up Display (HUD) a pair of transparent glasses which is used as the data hub for displaying real time data to the diver. Amongst other things, it allows both the diver underwater and the dive supervisor on the surface to share the same data or visualize the underwater scene. In addition, by combining the DAVD solution with the Echoscope®, dive operations can be performed in zero visibility conditions. These conditions are a common barrier which impinges on the ability to perform these activities and therefore the DAVD solution combined with the Echoscope® is a real requirement for these operations. In addition, in fiscal year 2023 we were contracted by the US Navy and an allied foreign navy to develop the untethered version of the DAVD technology, for the target market of special forces (referred to as “DAVD Hardening Program”). Under the DAVD Hardening Program, we supplied in fiscal year 2023 eight (8) untethered systems to these customers for ongoing evaluation and have since been working on further hardening features for the DAVD untethered system which arise from the ongoing field evaluation by our customers under the DAVD Hardening Program.

The Engineering Business is an established sub-contractor to the prime defense contractors and generally supplies proprietary sub-assemblies for incorporation into broader mission critical defense systems. These sub-assemblies are typically supplied for the life of the program. The Marine Engineering Business’ scope of services for these defense programs typically covers in relation to the subassembly which it provides: “concept, design, prototype, manufacture, and post-sale support”. The manufacturing contracts for these sub-assemblies can run over many years.

The consolidated financial statements include the accounts of Coda Octopus Group, Inc. and its wholly owned domestic and foreign subsidiaries. All of its subsidiaries are wholly owned by the Company. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

Our revenues are earned under written contracts with our customers. The Marine Technology Business model includes both rentals and outright sales of underwater technologies which are utilized for a wide range of subsea applications. The Engineering Business supplies engineering services to mainly the prime defense contractors which may include concept, design, prototyping, and contract manufacturing. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential additional variable consideration. Our sales do not include a right of return by the customer. Where there are contractual failures giving rise to post-sale obligations these are addressed under our warranty or through life support provisions.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2024 and October 31, 2023

NOTE 2 – REVENUE RECOGNITION (Continued)

Regarding our Marine Technology Business, all our products are sold on a stand-alone basis and those market prices are evidence of the value of the products. To the extent that we also provide services (e.g., installation, training, post-sales technical support, customization of our technology for bespoke application, etc.), those services are either included as part of the product or are subject to written contracts based on the stand-alone value of those services. Revenue from the sale of services is recognized when those services have been performed.

Revenue derived by the Marine Technology Business from subscription package offerings or equipment rental is recognized when performance obligations are met, in particular, on a daily basis during the subscription or rental period.

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

Recoverability of Deferred Costs

In accordance with Topic 606, we defer certain costs on projects for service revenue. Deferred costs consist primarily of incremental direct costs to customize and install systems, as defined in individual customer contracts, including costs to acquire hardware and software from third parties and payroll costs for our employees and other third parties. The pricing of these service contracts is intended to provide for the recovery of these types of deferred costs over the life of the contract.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2024 and October 31, 2023

NOTE 2 – REVENUE RECOGNITION (Continued)

We recognize such costs in accordance with our revenue recognition policy by contract. For revenue recognized under the percentage of completion method, costs are recognized as contract deliverables are provided in accordance with the percentage of completion calculation. For revenue recognized over time, costs are recognized ratably over the term of the contract, commencing on the date of revenue recognition. At each quarterly balance sheet date, we review deferred costs, to ensure they are ultimately recoverable.

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

NOTE 3 – COST OF GOODS SOLD

Our cost of goods sold includes the cost of materials and related direct costs. With respect to sales made through the operating segments’ sales agents distribution network, we include in our costs of goods sold commissions paid to agents for the specific sales they make. Without using agents, we would not be eligible to participate in the Request for Proposals (“RFP”) for these sales on which we incur commission costs. All other sales-related expenses, including those related to unsuccessful bids, are included in selling, general and administrative (SG&A) costs. As a component of Cost of Goods Sold, sales commission costs in the three month period ended April 30, 2024, and 2023 were $132,222 and $102,452, respectively. Commission costs in the six month period ended April 30, 2024, and 2023 were $425,406 and $607,828 respectively.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short-term nature of these instruments.

NOTE 5 – FOREIGN CURRENCY TRANSLATION

Assets and liabilities are translated at the prevailing exchange rates at the balance sheet dates. Related revenues and expenses are translated at average exchange rates in effect during the reporting period. Stockholders’ equity is recorded at historical exchange rates. Resulting translation adjustments are recorded as a separate component in stockholders’ equity as part of accumulated other comprehensive income or (loss) as may be appropriate. Foreign currency transaction gains and losses are included in the consolidated statements of income and comprehensive income.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2024 and October 31, 2023

NOTE 6 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Certified Deposit Interest Bearing Accounts as of April 30, 2024 and October 31, 2023.

The Company has certified deposit interest-bearing accounts with its current bankers HSBC NA and HSBC UK. These interest-bearing accounts are for rolling fixed short-term periods not exceeding three (3) months and are classified in our financial statements as “cash equivalent”. In addition, we have an interest-bearing deposit account with HSBC UK that tracks the Bank of England base rate, and which has no access restrictions and has a current rate of 5.0%.

Currency Denomination	Bank	April 30, 2024		October 31, 2023
		Amount	Rate	Amount	Rate

USD	HSBC	$17,614,335	4.62%	$15,201,579	5.28%
GBP	HSBC	£1,300,000	4.61%	£750,000	4.80%
GBP (Unrestricted access)	HSBC	£182,669	5.00%	£500,000	5.00%
GBP (Unrestricted access)	HSBC	£315,947	2.00%
USD	Jyske Bank (Denmark)			$2,400,000	4.00%

Inventory consisted of the following as of:

	April 30,	October 31,
	2024	2023

Raw materials and parts	$9,134,243	$8,994,482
Work in progress	471,545	483,227
Finished goods	3,040,188	2,207,816
Total Inventory	$12,645,976	$11,685,525

Other current assets consisted of the following as of:

	April 30,	October 31,
	2024	2023

Deposits	$12,870	$23,081
Other Tax Receivables	459,893	450,625
Employee Retention Credit Receivables	212,300	212,300
Other Receivables	21,428	348,620
Total Other Current Assets	$706,491	$1,034,626

Property and equipment consisted of the following as of:

	April 30,	October 31,
	2024	2023

Buildings	$5,769,545	$6,386,705
Land	200,000	200,000
Office machinery and equipment	1,665,736	1,596,026
Rental assets	2,616,335	2,323,446
Furniture, fixtures and improvements	1,225,662	1,172,169
Totals	11,477,278	11,678,346
Less: accumulated depreciation	(5,216,154)	(4,805,026)

Total Property and Equipment, net	$6,261,124	$6,873,320

Depreciation expense for the three months ended April 30, 2024, and 2023 was $177,490 and $178,763 respectively and for the six months ended April 30, 2024, and 2023 was $350,782 and $327,328 respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2024 and October 31, 2023

NOTE 6 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS (Continued)

Property and equipment, net, by geographic areas were as follows:

	April 30,	October 31,
	2024	2023

USA	$1,690,543	$1,751,260
Europe	4,570,581	5,122,060

Total Property and Equipment, net	$6,261,124	$6,873,320

Accrued Expenses and Other Current Liabilities consisted of the following as of:

	April 30,	October 31,
	2024	2023

Accruals	$388,729	$384,880
Other Tax Payables	415,745	525,565
Employee Related	79,708	85,185
Total Other Current Liabilities	$884,182	$995,630

Total Other Income, net consisted of the following:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30,	April 30,	April 30,	April 30,
	2024	2023	2024	2023

Grant Income	$11,980	$-	$26,694	$-
Other	(14,616)	2,780	5,690	5,684
	(2,636)	2,780	32,384	5,684

Interest	293,468	170,596	$486,008	183,457

Total Other Income, net	$290,832	$173,376	$518,392	$189,141

NOTE 7 – CONTRACTS IN PROGESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the balance sheet date. These amounts are stated on the consolidated balance sheets as Unbilled Receivables of $1,580,546 and $894,251 as of April 30, 2024, and October 31, 2023, respectively.

Deferred Revenue of $823,531 and $1,108,919 as of April 30, 2024, and October 31, 2023, respectively, consist of billings in excess of costs and revenues received as part of our warranty or Through Life Support (TLS) obligations upon completing a sale.

Sales of equipment include a separate performance obligation for warranty or TLS, the latter may be optionally purchased by the customer. This is treated as deferred revenue which is amortized over the relevant obligation period (12 months is our standard warranty or 36 or 60-months from the date of delivery for our TLS product). These amounts are stated on the consolidated balance sheets as a component of Deferred Revenue and were $366,773 and $457,600 as of April 30, 2024, and October 31, 2023, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2024 and October 31, 2023

NOTE 8 – CONCENTRATIONS

Significant Customers

During the three months ended April 30, 2024, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenue from these customers was $1,530,335, or 28.7% of net revenues during the three months ended April 30, 2024. Receivables from these customers were $1,429,713, or 32.5% of net receivables as of April 30, 2024.

During the three months ended April 30, 2023, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $1,270,138, or 24.0% of net revenues during the three months ended April 30, 2023. Receivables from this customer were $1,365,300, or 35.1% of net receivables as of April 30, 2023.

During the six months ended April 30, 2024, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenue from these customers was $2,199,560, or 22.5% of net revenues during the six months ended April 30, 2024. Receivables from these customers were $1,429,713, or 32.5% of net receivables as of April 30, 2024.

During the six months ended April 30, 2023, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenue from these customers was $2,517,093, or 23.1% of net revenues during the six months ended April 30, 2023. Receivables from these customers were $1,483,542, or 38.1% of net receivables as of April 30, 2023.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

On October 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 will affect how we report segment information, starting with our Form 10-K for the year ended October 31, 2025, and our quarterly reports on Form 10-Q starting with our quarterly report for the quarter ended January 31, 2026. The ASU requires that we provide disclosures of significant segment expenses and other segment items that are regularly provided to our CODM and included in each reported measure of segment profit or loss. We will also have to disclose other segment items by reportable segment (i.e., the difference between reported segment revenues less the significant segment expenses (which are disclosed) less reported segment profit or loss). The information needed for these disclosures is available, but we are determining the best way to provide that information for these required segment disclosures.

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

NOTE 10 – EARNINGS PER SHARE

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30,	April 30,	April 30,	April 30,
Fiscal Period	2024	2023	2024	2023
Numerator:
Net Income	$1,415,238	$1,008,477	$2,045,126	$2,406,334

Denominator:
Basic weighted average common shares outstanding	11,168,493	11,010,077	11,148,565	10,970,806
Unexercised portion of options and restricted stock awards	119,717	320,677	119,717	320,677
Diluted outstanding shares	11,288,210	11,330,754	11,268,282	11,291,483

Net income per share

Basic	$0.13	$0.09	$0.18	$0.22
Diluted	$0.13	$0.09	$0.18	$0.21

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

During the three month period ended April 30, 2024, no new restricted stock awards were made pursuant to the terms of the 2017 Plan. During this period, 8,200 restricted stock awards matured and were issued, 5,000 restricted stock awards were forfeited, and 6,500 units that were provisioned for did not qualify for issuance since the stipulated performance-related pre-conditions for award were not met. As of April 30, 2024, there were 387,694 shares available for future issuance under the 2017 Plan. The total stock compensation expense during the three month period ended April 30, 2024 and 2023 was ($60,862) and $196,261, respectively. During the six month period ended April 30, 2024 and 2023, these were $16,214 and $378,414, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2024 and October 31, 2023

NOTE 11 – 2017 STOCK INCENTIVE PLAN (Continued)

2021 Stock Incentive Plan

On July 12, 2021, the Board of Directors adopted the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan was approved by the Company’s stockholders at its Annual General Meeting held on September 14, 2021. The 2021 Plan is identical to the 2017 Plan in all material respects, except that the number of shares allocated for issuance thereunder is 1,000,000.

The total number of shares available for issuance under the 2017 and 2021 Plans is 1,387,694.

NOTE 12 – SEGMENT ANALYSIS

We operate in two reportable segments, “Products Business” and “Service Business” which are managed separately based upon fundamental differences in their operations. Segment operating income is total segment revenue reduced by cost of revenues and operating expenses, Research and Development (“R&D”), and Selling, General & Administrative (“SG&A”) identifiable with the reporting business segment. Overheads include general corporate administrative costs.

The Company evaluates performance and resources based upon operating income.

There are inter-segment sales in the table below which have been eliminated from our financial statements. However, for the purpose of segment reporting, these inter-segment sales are only included in the table below.

Coda Octopus Products (with entities operating in the UK, USA and Denmark) constitute the Marine Technology Business (“Products Segment”) is a supplier to the underwater/subsea market and selling both hardware and software solutions which include imaging sonar technology solutions, diving and diving communications technology, geophysical products, rental equipment, customization, and field operations services. Coda Octopus Colmek, Inc. (a Utah corporation) and Coda Octopus Martech Ltd (a UK corporation) constitute the Marine Engineering Business (“Services Segment”) and are subcontractors mainly to the prime defense contractors where they provide engineering services.

The following tables summarize segment asset and operating balances by reportable segment for the three months and six months ended April 30, 2024, and April 30, 2023, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2024 and October 31, 2023

NOTE 12 – SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended April 30, 2024

Net Revenues	$3,524,714	$1,798,464	$-	$5,323,178

Cost of Revenues	697,464	887,280	-	1,584,744

Gross Profit	2,827,250	911,184	-	3,738,434

Research & Development	485,061	57,420	-	542,481
Selling, General & Administrative	792,820	596,451	456,299	1,845,570

Total Operating Expenses	1,277,881	653,871	456,299	2,388,051

Income (Loss) from Operations	1,549,369	257,313	(456,299)	1,350,383

Other Income
Other (Expense) Income	(14,616)	11,980	-	(2,636)
Interest Income	202,157	52,067	39,244	293,468

Total Other Income	187,541	64,047	39,244	290,832

Income (Loss) before Income Taxes	1,736,910	321,360	(417,055)	1,641,215

Income Tax (Expense) Benefit
Current Tax (Expense)	(43,900)	-	(147,173)	(191,073)
Deferred Tax (Expense)	(10,975)	-	(23,929)	(34,904)

Total Income Tax (Expense)	(54,875)	-	(171,102)	(225,977)

Net Income (Loss)	$1,682,035	$321,360	$(588,157)	$1,415,238

Supplemental Disclosures

Total Assets	$37,040,637	$13,945,102	$3,011,417	$53,997,156

Total Liabilities	$1,807,318	$912,679	$210,789	$2,930,786

Revenues from Intercompany Sales - eliminated from sales above	$474,742	$104,263	$318,000	$897,005

Depreciation and Amortization	$158,112	$24,343	$11,658	$194,113

Purchases of Long-lived Assets	$153,339	$1,185	$42,818	$197,342

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2024 and October 31, 2023

NOTE 12 – SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended April 30, 2023

Net Revenues	$3,583,429	$1,718,080	$-	$5,301,509

Cost of Revenues	885,382	792,886	-	1,678,268

Gross Profit	2,698,047	925,194	-	3,623,241

Research & Development	518,405	7,534	-	525,939
Selling, General & Administrative	877,961	655,739	708,494	2,242,194

Total Operating Expenses	1,396,366	663,273	708,494	2,768,133

Income (Loss) from Operations	1,301,681	261,921	(708,494)	855,108

Other Income
Other Income	2,780	-	-	2,780
Interest Income	147,127	23,469	-	170,596

Total Other Income	149,907	23,469	-	173,376

Income (Loss) before Income Taxes	1,451,588	285,390	(708,494)	1,028,484

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	(108,712)	(2,185)	42,124	(68,773)
Deferred Tax Benefit	-	-	48,766	48,766

Total Income Tax (Expense) Benefit	(108,712)	(2,185)	90,890	(20,007)

Net Income (Loss)	$1,342,876	$283,205	$(617,604)	$1,008,477

Supplemental Disclosures

Total Assets	$36,187,625	$13,618,065	$1,097,772	$50,903,462

Total Liabilities	$1,665,630	$802,459	$124,632	$2,592,721

Revenues from Intercompany Sales - eliminated from sales above	$2,084,321	$169,811	$(80,000)	$2,174,132

Depreciation and Amortization	$143,565	$24,757	$10,441	$178,763

Purchases of Long-lived Assets	$64,191	$18,012	$36,246	$118,448

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2024 and October 31, 2023

NOTE 12 – SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Six Months Ended April 30, 2024

Net Revenues	$7,067,480	$2,716,889	$-	$9,784,369

Cost of Revenues	1,671,344	1,287,855	-	2,959,199

Gross Profit	5,396,136	1,429,034	-	6,825,170

Research & Development	946,436	82,022	-	1,028,458
Selling, General & Administrative	1,628,211	1,196,935	1,065,799	3,890,945

Total Operating Expenses	2,574,647	1,278,957	1,065,799	4,919,403

Income (Loss) from Operations	2,821,489	150,077	(1,065,799)	1,905,767

Other Income
Other Income	5,690	26,694	-	32,384
Interest Income	337,888	108,876	39,244	486,008

Total Other Income	343,578	135,570	39,244	518,392

Income (Loss) before Income Taxes	3,165,067	285,647	(1,026,555)	2,424,159

Income Tax (Expense) Benefit
Current Tax (Expense)	(79,440)	-	(77,618)	(157,058)
Deferred Tax Benefit (Expense)	16,353	-	(238,328)	(221,975)

Total Income Tax (Expense) Benefit	(63,087)	-	(315,946)	(379,033)

Net Income (Loss)	$3,101,980	$285,647	$(1,342,501)	$2,045,126

Supplemental Disclosures

Total Assets	$37,040,637	$13,945,102	$3,011,417	$53,997,156

Total Liabilities	$1,807,318	$912,679	$210,789	$2,930,786

Revenues from Intercompany Sales - eliminated from sales above	$1,423,676	$115,053	$630,000	$2,168,729

Depreciation and Amortization	$311,131	$49,700	$23,820	$384,651

Purchases of Long-lived Assets	$285,762	$3,393	$70,663	$359,818

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2024 and October 31, 2023

NOTE 12 – SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Six Months Ended April 30, 2023

Net Revenues	$7,407,588	$3,490,205	$-	$10,897,793

Cost of Revenues	1,949,626	1,571,921	-	3,521,547

Gross Profit	5,457,962	1,918,284	-	7,376,246

Research & Development	956,713	13,684		970,397
Selling, General & Administrative	1,539,720	1,302,049	1,362,876	4,204,645

Total Operating Expenses	2,496,433	1,315,733	1,362,876	5,175,042

Income (Loss) from Operations	2,961,529	602,551	(1,362,876)	2,201,204

Other Income
Other Income	5,684	-	-	5,684
Interest Income	159,243	24,214	-	183,457

Total Other Income	164,927	24,214	-	189,141

Income (Loss) before Income Taxes	3,126,456	626,765	(1,362,876)	2,390,345

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	(127,585)	(22,041)	80,842	(68,784)
Deferred Tax Benefit	-	-	84,773	84,773

Total Income Tax (Expense) Benefit	(127,585)	(22,041)	165,615	15,989

Net Income (Loss)	$2,998,871	$604,724	$(1,197,261)	$2,406,334

Supplemental Disclosures

Total Assets	$36,187,625	$13,618,065	$1,097,772	$50,903,462

Total Liabilities	$1,665,630	$802,459	$124,632	$2,592,721

Revenues from Intercompany Sales - eliminated from sales above	$2,913,995	$215,518	$600,000	$3,729,513

Depreciation and Amortization	$272,403	$49,667	$20,700	$342,770

Purchases of Long-lived Assets	$143,833	$22,792	$57,731	$224,355

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2024 and October 31, 2023

NOTE 13 – DISAGGREGATION OF REVENUE

	For the Three Months Ended April 30, 2024
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$640,943	$799,214	$1,440,157
Europe	1,464,322	999,250	2,463,572
Australia/Asia	1,071,295	-	1,071,295
Middle East/Africa	348,154	-	348,154

Total Revenues	$3,524,714	$1,798,464	$5,323,178

Major Goods/Service Lines
Equipment Sales	$2,005,128	$174,375	$2,179,503
Equipment Rentals	699,664	-	699,664
Software Sales	176,742	-	176,742
Engineering Parts	-	1,426,224	1,426,224
Services	643,180	197,865	841,045

Total Revenues	$3,524,714	$1,798,464	$5,323,178

Goods transferred at a point in time	$2,181,870	$174,375	$2,356,245
Services transferred over time	1,342,844	1,624,089	2,966,933

Total Revenues	$3,524,714	$1,798,464	$5,323,178

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2024 and October 31, 2023

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2024 and October 31, 2023

NOTE 13 –DISAGGREGATION OF REVENUE (Continued)

	For the Six Months Ended April 30, 2024
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$978,015	$1,254,628	$2,232,643
Europe	2,408,010	1,462,261	3,870,271
Australia/Asia	2,870,835	-	2,870,835
Middle East/Africa	810,620	-	810,620

Total Revenues	$7,067,480	$2,716,889	$9,784,369

Major Goods/Service Lines
Equipment Sales	$4,381,400	$347,199	$4,728,599
Equipment Rentals	1,080,473	-	1,080,473
Software Sales	402,271	-	402,271
Engineering Parts	-	1,922,128	1,922,128
Services	1,203,336	447,562	1,650,898

Total Revenues	$7,067,480	$2,716,889	$9,784,369

Goods transferred at a point in time	$4,783,671	$347,199	$5,130,870
Services transferred over time	2,283,809	2,369,690	4,653,499

Total Revenues	$7,067,480	$2,716,889	$9,784,369

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

April 30, 2024 and October 31, 2023

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

NOTE 14 – INCOME TAXES

The Company’s tax rate may vary depending on the composition of its revenue in the reporting period (percentage of consolidated revenue attributable to the Company and its US-owned subsidiaries and percentage attributable to its foreign-owned subsidiaries). The Company’s effective tax rate for the three months ended April 30, 2024, and 2023, was 13.8% and 1.9% respectively and for the six months ended April 30, 2024, and 2023 this was 15.6% and (0.7)%, respectively. In the Current Quarter the Company nor its US-owned subsidiaries did not generate any taxable income. This resulted in the decrease of the Company’s statutory income tax rate of 25.0% to an effective rate of 13.8%. In addition, in the Current Quarter we recorded Deferred Tax Expense of $34,904 as a result of the vesting of restricted stock awards. We have been recording the UK tax rate at 0.0% as we believe our R&D tax credits will offset any tax liability which may be incurred. In the Current Quarter we made a provision of 22.0% for our Danish Subsidiary and $130,500 for Global Intangible Low-Taxed Income (“GILTI”). For the six month period ended April 30, 2024 we provisioned $173,000 for GILTI.

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

General Overview

Throughout these discussions, the following terms shall have the meanings set forth below:

“Current Quarter”	Three month period ended April 30, 2024
“Previous Quarter”	Three month period ended April 30, 2023
“Current Six Month Period”	Six month period ended April 30, 2024
“Previous Six Month Period”	Six month period ended April 30, 2023

The Company operates two distinct businesses:

●	the Marine Technology Business (also referred to in this Form 10-Q as “Products Business”, or “Products Segment”); and

●	the Marine Engineering Business (also referred to in this Form 10-Q as “Engineering Business”, or “Services Business” or “Services Segment”).

Our Marine Technology Business is an established technology solution provider to the subsea and underwater imaging, surveying, diving market and underwater communications market. It has been operating as a supplier of solutions which include both hardware and software products for over 30 years. It owns key proprietary patented technology including real time volumetric 4D/5D and 6D imaging sonar technology and cutting-edge diving technology, that are used in both the underwater defense and commercial markets. It recently launched its new AI based underwater digital communications system which advances the offering in the market from analog voice communications underwater to digital voice communications underwater. All design, development and manufacturing of our technology and solutions are performed within the Company.

Our imaging sonar technology products and solutions marketed under the name of Echoscope® and Echoscope PIPE® are used primarily in the underwater construction market, offshore renewables, offshore oil and gas, forward looking obstacle avoidance, complex underwater mapping, salvage operations, dredging, bridge inspection, underwater hazard detection, port & harbor security, mining, fisheries, real time 3D monitoring and inspection, commercial and defense diving, and marine sciences sectors. Uniquely our Echoscope® technology is a single sensor for multiple underwater applications and therefore serves a number of discrete market verticals such as breakwater construction, dredging, salvage, landing operations, complex survey and mapping, commissioning and decommissioning of assets underwater.

Our novel diving technology is distributed under the name “CodaOctopus® DAVD” (Diver Augmented Vision Display) to the global defense and commercial diving markets. The DAVD embeds inside of the diver’s Head up Display (HUD) a pair of transparent glasses which is used as the data hub for displaying real time data to the diver. We believe that the DAVD system has the potential to radically transform how diving operations are performed globally because it provides a fully integrated singular system for topside control and a fully connected HUD system for the diver allowing both the topside and diver to share a range of critical information including depth (pressure and temperature), compass and head tracking, real time dive timers and alerts, diver position and navigation, ultra-low light enhanced video system and enhanced digital voice communications. Current diving operations are limited in that the diver only shares analog voice communications with the topside without real time information including real time navigation, tracking and mapping of the dive area. The topside must also manage several independent systems for video, communications, and positioning. The Company’s solution addresses these deficiencies. Also, using our sonar technology, diving can be performed in zero visibility conditions, a common problem which besets these operations.

Our digital audio communications system, (marketed under the name “Voice-HUB 4”), offers a digital audio communications system which advances the market from analog underwater communications to digital and provides much clearer underwater communications, thereby removing the risk of miscommunication.

Although we generate most of our revenues from our real time 3D sonar which includes proprietary hardware and software, we have several other products such as our inertial navigation systems (F280 Series®) and our geophysical hardware (DA4G) and software solutions (GeoSurvey and Survey Engine®, which include artificial intelligence based automatic detection systems), DAVD and our digital audio communications system (Voice-HUB- 4).

Our customers include offshore service providers to major oil and gas companies, renewable energy companies, underwater construction companies, law enforcement agencies, ports, mining companies, defense bodies (such as navies), prime defense contractors, research institutes and universities and diving companies.

The Services Business has operations in the USA and UK. Its central business model is working with the prime defense contractors to design and manufacture sub-assemblies for utilization into larger defense mission critical integrated systems (“MCIS”). Examples of such MCIS are the US Close-In-Weapons Support (CIWS) Program for the Phalanx radar-guided cannon used on combat ships and the AN/AQS24 Mine Hunting System Program, both of these being programs of record. These proprietary sub-assemblies, once approved within the MCIS program, afford the Services Business the status of preferred supplier. Such status permits it to supply these sub-assemblies and upgrades in the event of obsolescence or advancement of technology for the life of the MCIS program. Clients include prime defense contractors such as Raytheon, Northrop Grumman, Thales Underwater and BAE Systems. The scope of services provided by the Services Business for the subassemblies they supply extend to concept, design, prototype and contract manufacturing and post-sale support.

Key Pillars for our Growth Plans

Our volumetric real time imaging sonar technology, Echoscope®, and DAVD are the most promising products for the Company’s near-term growth. We are widely regarded as the leading solution providers for underwater real time 3D visualization.

Our real time 4D/5D/6D Imaging sonars are the only underwater imaging sonars which are capable of providing complex seabed mapping, real time inspection and monitoring and providing 4D/5D/6D data of moving underwater objects irrespective of water conditions including in zero visibility (which is a common and costly problem in underwater operations). Competing products such as the multibeam sonar can perform mapping (but not complex mapping) without the ability to perform real time inspection and monitoring of moving objects underwater. We also believe our Echoscope PIPE® is the only technology that can generate multiple real time 4D/5D/6D acoustic images using different acoustic parameters such as frequency, field of view, pulse length, filters and different beamforming modes.

We also believe that the DAVD system is poised to radically change the way diving operations are performed globally by providing a fully integrated suite of sensor data shared in real time by the dive supervisor on the surface and the diver. Current diving is done largely by voice command missions from the topside using disparate suite of systems for video data, communications, and positioning.

The DAVD tethered variant is now in early-stage adoption by different teams within the US Navy. The DAVD which is included on the Approved Navy Use (“ANU”) list is a standard item available for purchase within the Navy community and some of these commands are now requesting this solution for their operations. We have also started realizing sales of the DAVD in the offshore commercial market and have sold our first DAVD tethered system to a significant offshore service provider in Asia.

The DAVD untethered variant (“DUS”) is going through evaluation, and we are contracted under a program designed to “harden” the technology for fast adoption by special forces (“DAVD Hardening Program”). Under the DAVD Hardening Program, since fiscal year 2023, we have received $1 million in funding and, pursuant to this, have supplied eight (8) systems which are currently used by the Program Sponsor for ongoing field evaluation. We are expecting to receive another $950,000 in funding but this is currently delayed due to many defense programs being funded through the use of continuing resolution until funding is available under a fully appropriated federal budget. This is not unusual during a Presidential election year. The DUS system represents our most significant market opportunity for the DAVD technology, and we continue to advance the technology based on field feedback arising from use of the evaluation systems.

The concept of utilizing a pair of transparent glasses in the Head Up Display (HUD) underwater, is protected by patent. All component parts of the DAVD system are proprietary to the Company and include overall systems designs, software (4G USE® DAVD Edition), Diver Processing Pack – telemetry system (DPP), Top Side Controller and real time 3D Sonar. The Company benefits from the exclusive license from the United States Department of the Navy at Naval Surface Warfare Center Panama City Division to exploit the utility patent covering the concept of using the pair of transparent glasses as a data hub underwater. The DAVD is an “Approved Navy Use” item and benefits from CE Marking required under UK and European Union safety regulations.

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

Factors Affecting our Business in the Current Quarter

The following is a brief summary of the most critical factors that affect our business. For a more detailed discussion of these and additional factors, refer to our Form 10-K for the fiscal year ended October 31, 2023.

Inflation

Inflation measured as the Consumer Price Index is both volatile and significant in the countries in which we operate. For the 12-month period preceding April 2024, this was:

➢	Denmark 0.8% - source: Statistics Denmark,
➢	UK 2.3% - source: Office of National Statistics; and
➢	USA 3.4% - source: U.S. Bureau of Labor Statistics.

Although inflation is falling, prices which have increased due to inflation over the last year including material costs and wages have remained at their inflationary-inspired level and have become the base price.

Inflation affects our business in a number of areas including increasing our cost of operations and materials and therefore our overall financial results. See “Inflation and Foreign Currency” section of this Form 10-Q.

Interest Rates

The change in monetary policy vis-à-vis interest rates has in general affected some of our key sectors such as offshore renewables and underwater construction. The increase in interest rates has impacted on the viability of a number of underwater projects resulting in increased operational costs, which in turn has reduced the demand for our underwater solutions.

Geopolitical tensions

The ongoing war in Ukraine impacts our Services Business as most defense spending is now directed toward land-based applications rather than naval based applications. In addition, the ongoing political tension with China reduces demand for our product in in that country where we understand from our agent network that there is a “Buy-China” policy in place. Furthermore, ongoing addition of Chinese Suppliers on the US Bureau of Industry and Security (“BIS”) list may affect supply of components which are relevant for our products, making these obsolete and subject to significant re-engineering costs.

Currency Fluctuations

The Company has operations in the UK, USA and Denmark. Our consolidated results include the Company’s foreign subsidiaries’ results which are transacted in their native functional currency and translated into USD for reporting purposes. Revenue and expenses are translated using the average exchange rates in effect during the reporting period. In the Current Quarter, for the purpose of reporting revenue and expenses, the value of the British Pound when compared to the Previous Quarter increased against the USD by 2.0% and the Danish Kroner decreased by 0.7%, respectively. For the purpose of reporting asset and liabilities, the British Pound and the Danish Kroner both decreased by 0.5% and 3.1% respectively. The impact of currency fluctuations is discussed more fully below under Item 2 - “Inflation and Foreign Currency”. See also Note 5 (Foreign Currency Translation) to the unaudited consolidated financial statements.

Skills/Resource Shortages and Pressure on Salaries and Wages

We are experiencing skill shortages in areas that are critical to our growth strategy including experienced sales and marketing personnel, software developers, skilled electronic technicians and various management positions.

Concentration of Business Opportunities Where the Sales Cycle is Long and Unpredictable

The Services Business revenues are highly concentrated and are mainly generated from sub-contracts with prime defense contractors. The sales cycle is generally protracted, and this may affect quarterly revenues. It is also dependent on the federal government approving and appropriating budget for defense projects and where the federal government is unable to find consensus in the US Congress, this affects the timely award of sub-contract from the prime defense contractors to our Services Business, which is reliant on these awards. Furthermore, the Products Business key opportunities which are critical to its growth strategy are in the Defense Market for both its imaging sonars and the DAVD, both of which are key pillars of the Company’s growth strategy. Due to the protracted nature of the government procurement process and cycle for defense spending under federal and/or state budgets, the sales cycle can be long and unpredictable, thus affecting timing of orders and thus quarterly revenues.

Limitations caused by the use of Continuing Resolutions to authorize ongoing spending under Defense Programs

Year to date, we have been affected by funding delays under Defense Programs in the USA including the DAVD Hardening Program. Delays in approving the federal budget and making appropriations are not unusual in a Presidential election year. Although a federal budget was approved in March 2024, many programs are still awaiting the necessary funding appropriations and have therefore been operating under continuing resolutions until such appropriations are completed. This has adversely impacted on order intake and sales emanating from the Americas. As a result, our year to date sales in the Americas was $2,232,643 compared to $4,708,411 in the previous year to date period.

Impact on Revenues and Earnings

We are uncertain as to the extent of the impact the factors disclosed above and in our Form 10-K covering fiscal year ended October 31, 2023, is likely to have on our future financial results.

Impact on Liquidity, Balance Sheet and Assets

These factors may adversely impact on our availability of free cash flow, working capital and business prospects. As of April 30, 2024, we had cash and cash equivalents of $23,709,676 and we used $1,253,725 of cash for operations in the six months to April 30, 2024. Based on our outstanding obligations and our cash balances, we believe we have sufficient working capital to effectively continue our business operations for the foreseeable future.

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

Regarding our Products Business, all our products are sold on a stand-alone basis and those market prices are evidence of the value of the products. To the extent that we also provide services (e.g., installation, training, etc.), those services are either included as part of the product or are subject to written contracts based on the stand-alone value of those services. Revenue from the sale of services is recognized when those services have been provided to the customer and evidence of the delivery of those services exists.

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification 740, Income Taxes (ASC 740). Under ASC 740, deferred income tax assets and liabilities are recorded for the income tax effects of differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax reporting. The Company’s differences arise principally from the use of various accelerated and modified accelerated cost recovery system for income tax purposes versus straight line depreciation used for book purposes; their restricted stock awards differences between issuance price and grant date fair value price and from the utilization of net operating loss carry-forwards.

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

Intangible Assets

Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (or goodwill) and customer relationships. Goodwill was allocated to our reporting units based on the original purchase price allocation. Goodwill is not amortized and is evaluated for impairment annually or more often if circumstances indicate impairment may exist. Customer relationships are being amortized on a straight-line basis over periods of 2 to 15 years. The Company amortizes its limited lived intangible assets using the straight-line method over their estimated period of benefit. Annually, or sooner if there is indication of a loss in value, we evaluate the recoverability of intangible assets and consider events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. There were no impairment charges during the periods presented.

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

Consolidated Results of Operations

Our consolidated financial results include the results of the Company’s foreign subsidiaries (UK and Danish operations). Foreign subsidiaries’ results are translated from their functional currencies into USD for reporting purposes. Fluctuations in currency can therefore impact our translated results, including revenue and income. Revenue and expenses are translated using the average exchange rates in effect during the reporting period. During the Current Quarter, the British Pound strengthened against the USD when compared to the Previous Quarter exchange rate (“the Constant Rate”); whereas the Danish Kroner slightly weakened against the USD. During the Current Quarter our total consolidated revenue was $5,323,178 compared to $5,301,509 in the Previous Quarter. The impact of foreign exchange rate fluctuation between the Previous Quarter and our Current Quarter is that our reported revenue would have been $62,281 or 1.2% lower in the Current Quarter when applying the Constant Rate and therefore the movement in exchange rates between the two periods, had a positive impact on our total consolidated revenue by increasing this by 1.2%. During the Current Quarter total operating expense decreased by 13.7%. Income from operations increased by 57.9%. Income before taxes increased by 59.6% and was $1,641,215 compared to $1,028,484 in the Previous Quarter. Further details concerning our financial results in the Current Quarter and the Current Six Month Period are discussed immediately below.

Segment Summary

Products Business

In the Current Quarter, the Products Business generated $3,524,714 or 66.2% of our consolidated revenues compared to $3,583,429 or 67.6% in the Previous Quarter, representing a slight fall of 1.6%. Gross profit margin increased from 75.3% in the Previous Quarter to 80.2% in the Current Quarter. In the Current Quarter we recorded sales commissions for this segment of $131,209 compared to $89,195 in the Previous Quarter, representing an increase of 47.1%. In the Current Quarter total operating expenses decreased by 8.5% in the Products Business and were $1,277,881 compared to $1,396,366 in the Previous Quarter. Income before tax was $1,736,910 in the Current Quarter compared to $1,451,588 in the Previous Quarter. Notable in the Current Quarter, sales generated by the Products Business from the USA decreased from $1,754,250 in the Previous Quarter compared to $640,943. This reflects the effects of the reduced funding available for Defense Programs (such as the DAVD Program), due to the use of continuing resolutions to fund these programs in the absence of appropriations under the federal budget.

Services Business

In the Current Quarter, the Services Business generated $1,798,464 or 33.8% of our consolidated revenues compared to $1,718,080 or 32.4% in the Previous Quarter, representing an increase in sales of 4.7%. Gross profit margin decreased from 53.9% in the Previous Quarter to 50.7% in the Current Quarter. In the Current Quarter total operating expenses decreased by 1.4% in the Services Business and were $653,871 compared to $663,273 in the Previous Quarter. In the Current Quarter the Services Business Income before tax was $321,360 compared to $285,390 in the Previous Quarter. This Business is reliant on funding from Defense Programs. Notable in the Current Quarter, sales generated by the Services Business from the USA decreased from $1,144,891 in the Previous Quarter compared to $799,214. This reflects the effects of the reduced funding available for Defense Programs (such as the AQS24 Mine Hunting Program), due to the use of continuing resolutions to fund these programs as opposed to a fully appropriated budget.

Results of Operations for the Current Quarter compared to the Previous Quarter

Revenue: Total consolidated revenues for the Current Quarter and the Previous Quarter were $5,323,178 and $5,301,509 respectively, representing an increase of 0.4%. In the Current Quarter, the Products Business saw an increase of 34% in rentals but a decrease in outright products sales of 19.8%. In the Current Quarter, outright sales were less than projected in key strategic markets such as the USA, for ongoing DAVD and related sales, where we saw curtailment of funding for defense programs for the reasons discussed earlier. In addition, the Services Business in the USA is dependent on funding under Defense Programs. In the Current Quarter, order intake by this business unit was weak, due to the ongoing limitation of funding released under continuing resolution instruments. The limitation on Defense funding has resulted in sales generated from the USA in the Current Quarter being $1,440,157 compared to $2,899,141 in the Previous Quarter. We do not believe that these orders have gone away but simply postponed until the budgetary constraints are removed.

Gross Profit Margins: Margin percentage was stronger in the Current Quarter at 70.2% (gross profit of $3,738,434) compared to 68.3% (gross profit of $3,623,241) in the Previous Quarter.

Gross profit margins reported in our financial results may vary according to several factors. These include:

●	The percentage of consolidated sales attributed to the Marine Technology Business versus the Services Business. The gross profit margin yielded by the Marine Technology Business is generally higher than that of the Services Business.
●	The percentage of consolidated sales attributed to the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials for our Department of Defense contracts (DoD subcontracts).
●	The mix of sales within the Marine Technology Business during the reporting period:

●	Outright Sale versus Rentals.
●	Hardware Sale versus Software, software is generally higher margin.
●	Mix of Services rendered in the period – offshore engineering services versus paid customer research and development projects.

●	Level of commissions on products which may vary according to volume. Both the Services and Marine Technology Businesses work with sales/distribution agents. Most of the Marine Technology Business sales in Asia are completed via agents or distributors. See Note 3 “Cost of Goods Sold” for more discussion on this.
●	Level of Rental Assets in the Marine Technology Business’ Rental Pool and therefore the depreciation expenses may vary accordingly.
●	The mix of engineering projects performed by our Services Business (Design and prototyping versus manufacturing), may also affect gross profit margins.

In the Current Quarter, gross profit margins for the Marine Technology Business were 80.2% compared to 75.3% in the Previous Quarter. For the Services Business these were 50.7% in the Current Quarter compared to 53.9% in the Previous Quarter and this change largely reflects the types of engineering projects contracted in the reporting period.

Since there are more variable factors affecting gross profit margins in the Marine Technology Business (Products Business), a table showing a summary of break-out of sales generated by this business in the Current Quarter compared to the Previous Quarter is set out below:

	April 30, 2024	April 30, 2023	Percentage
Description	Products Business	Products Business	Change
Equipment Sales	$2,005,128	$2,500,156	(19.8)%
Equipment Rental	699,664	519,427	34.7%
Software Sales	176,742	219,423	(19.5)%
Services	643,180	344,423	86.7%

Total Net Sales	$3,524,714	$3,583,429	(1.6)%

The decrease in Equipment Sales in the Current Quarter reflects the reduction in orders and sales emanating from the Americas caused by the funding gaps on Defense Programs described earlier. This has affected programs like the DAVD, resulting in reduced orders and sales in the Americas which in the Current Quarter was $640,943 compared to $1,754,250 in the Previous Quarter.

In the Current Quarter the Marine Technology Business incurred commission costs of $131,209 compared to $89,195 in the Previous Quarter, representing an increase of 47.1%.

In the Current Quarter Depreciation expenses relating to our rental assets increased by 6.1% and was $105,623 compared to $99,519 in the Previous Quarter.

The main factors impacting the Gross Profit Margin of the Marine Technology Business in the Current Quarter are the increase in rental revenue and associated services (engineering support for rental projects).

Further information on the performance of each business segment including revenues by type and geography can be found in Notes 12 and Note 13 to the unaudited consolidated financial statements for the Current and Previous Quarter.

Research and Development (R&D): R&D expenditures in the Current Quarter were $542,481 compared to $525,939 in the Previous Quarter, representing an increase of 3.1%.

●	Products Segment

During the Current Quarter the Products Business R&D expenditure decreased by 6.4% and was $485,061 as compared to $518,405 in the Previous Quarter. R&D expenditure is incurred by this business in connection with investments it makes in developing its products and solutions. This expenditure is an essential part of our business, as our market competitiveness is predicated on continued innovation.

●	Services Segment.

During the Current Quarter the Services Business R&D expenditure increased by 662.1% and was $57,420 compared to $7,534 in the Previous Quarter. The Services Business incurs research and development expenses primarily on advancing its Thermite® Octal range of mission computer products with the strategic goals of increasing and diversifying its revenues and improving gross profit margins. As we understand our customer base requirements for these mission computers, we may incur more R&D expenditure on developing this range of products.

Segment	April 30, 2024	April 30, 2023	Percentage Change
Products Segment R&D Expenditures	$485,061	$518,405	(6.4)%
Services Segment R&D Expenditures	$57,420	$7,534	662.1%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter decreased by 17.7% to $1,845,570 from $2,242,194 in the Previous Quarter.

SG&A includes transactions which are cash charges and non-cash charges. The non-cash charges transactions comprise depreciation, amortization, stock-based compensation, and exchange rate variance charges. In the Current Quarter non-cash transactions as a percentage of SG&A expenses were (0.3) % compared to 21.1% in the Previous Quarter.

The main reason for the reduction in our SG&A expenses in the Current Quarter when compared to the Previous Quarter is the reduction in stock based compensation charges, which were ($60,862) in the Current Quarter compared to $196,261 in the Previous Quarter.

Key Areas of SG&A Expenditure across the Company for the Current Quarter compared to the Previous Quarter are:

	April 30,	April 30,	Percentage
Expenditure	2024	2023	Change
Wages and Salaries	$932,509	$907,297	2.8%
Legal and Professional Fees (including accounting and audit)	$419,409	$467,784	(10.3)%
Rent for our various locations	$6,486	$14,263	(54.5)%
Marketing	$101,172	$66,578	52.0%

Wages and Salaries – In the Current Quarter this category of expense increased by 2.8%. We anticipate that on a full year basis in the fiscal year 2024 this category will increase materially over the fiscal year 2023. We are currently operating on a reduced headcount and have several vacancies and are also expanding our management team.

Legal and Professional fees decreased and reflect the timing of services performed. On a full year basis, we anticipate this category of expenditures will largely be in line with the Previous Year.

Marketing – the increase in marketing is anticipated within our plans. This is an area of expenditure which we anticipate will increase materially in this fiscal year and subsequent years. As we shift our focus from R&D to business development and marketing, including undertaking efforts to build our brands, we anticipate a significant increase in this area of expenditure. In the Current Quarter, the increased costs are largely a reflection of the fees associated with hiring our Business Development Focus Group Consultants in the USA to assist the Company with developing its Defense Market strategy and identifying opportunities for the Company’s technology within US Defense Programs. On a full year basis, the cost of this service will be $222,000 excluding travel expenses.

Overhead related costs as a percentage of revenue for Current Quarter, compared to the Previous Quarter

General corporate administrative expenses in the Current Quarter were $456,299 or 8.6% of revenue and $708,494 or 13.4% of revenue in the Previous Quarter, respectively. For more information on general corporate administrative expenses, please see Note 12 (Segment Analysis).

Operating Income: In the Current Quarter operating income increased by 57.9% and was $1,350,383 as compared to $855,108 in the Previous Quarter. The increase in operating income is attributed to several factors including an increase in gross profit, and a reduction in total operating expenses by 13.7% which is largely due to a reduction in stock compensation costs which fell from $196,261 to ($60,862). On a full year basis, we do not expect total operating expenses to be lower than the previous fiscal year as we are hiring additional staff and therefore expect wages and salaries to increase over the full year period. We are currently operating on a reduced head count, particularly in our US Engineering Business.

Other Income: In the Current Quarter, we had “total other income” of $290,832 compared to $173,376, representing an increase of 67.7% from the Previous Quarter. In the Current Quarter we had $293,468 interest income earned on our certified deposit accounts. These accounts are for fixed 3-month rolling periods and constitute “cash equivalents” in our current unaudited Consolidated Financial Statements for the period ended April 30, 2024 (see Note 6 (Composition of Certain Financial Statement Captions) for more detailed analysis of this. We anticipate that the interest earned on these certified deposit accounts will be material in the future if interest rates remain the same or continue to rise.

Income before income taxes: In the Current Quarter, we had income before income taxes of $1,641,215 as compared to $1,028,484 in the Previous Quarter, representing an increase of 59.6%. Income before income taxes increased due to an increase in gross profit in conjunction with a reduction in total operating expenses, and an increase in total other income attributable to an increase in interests earned on our certified deposits detailed in Note 6 (Composition of Certain Financial Statement Captions).

Net Income: In the Current Quarter we had Net Income of $1,415,238 compared to $1,008,477 in the Previous Quarter, representing an increase of 40.3%. Net Income increased in the Current Quarter over the Previous Quarter as a result of the increase in “Income before taxes” for the reasons explained above. In general, our tax liability included in our consolidated financial results will depend on the composition of our consolidated income, whether they relate to the Company and its US-owned subsidiaries and/or its foreign-owned subsidiaries, and similarly the percentage of consolidated income from the Company and its US-owned subsidiaries and its foreign owned subsidiaries. In the Current Quarter, the US companies did not generate a taxable income. In the Current and Previous Quarters we recorded Current Tax Expense of $191,073 and $68,773, respectively. We also recorded Deferred Tax Expense of $34,904 in the Current Quarter compared to a Deferred Tax Benefit of $48,766 in the Previous Quarter. In the Current Quarter the Company’s UK subsidiaries generated a taxable income but have carryforward losses and R&D tax credits which will be used to defray tax liability for these subsidiaries and therefore no provision for tax liability has been made in our consolidated results for the UK subsidiaries in the Current Quarter. The Company’s Danish subsidiary generated a taxable income in the Current Quarter, resulting in a tax provision of 22.0% in our consolidated results. We also made provision for Global Intangible Low-Taxed Income of $130,500.

Comprehensive Income. In the Current Quarter comprehensive income was $977,555 compared to comprehensive income of $1,546,850 for the Previous Quarter reflecting adjustments resulting from foreign currency translations. This category is affected by fluctuations in foreign currency exchange transactions both relating to our profit and loss expenses and valuation of our assets and liabilities on our balance sheet. A significant part of the Company’s operations is based in the UK and Denmark, and therefore a major part of our assets and liabilities recorded in our consolidated balance sheet and financial transactions are translated from the functional currencies of these subsidiaries into USD for reporting purposes. In the Current Quarter, for the purpose of reporting revenue and expenses, the value of the British Pound when compared to the Previous Quarter increased against the USD by 2.0% and the Danish Kroner decreased by 0.7%, respectively. For the purpose of reporting asset and liabilities, the British Pound and the Danish Kroner both decreased by 0.5% and 3.1% respectively. Therefore, in the Current Quarter we had a loss of $437,638 on foreign currency translation adjustment transactions compared to a gain of $538,373 in the Previous Quarter. See the section below which concerns “Inflation & Foreign Currency” which shows the impact of the currency adjustments on our Income Statement and Balance Sheet in the Current Quarter compared to the Previous Quarter.

Results of Operations for the Current Six Month Period compared to the Previous Six month Period

Revenue: Total consolidated revenues for the Current Six Month Period and the Previous Six Month Period were $9,784,369 and $10,897,793 respectively, representing a decrease of 10.2%. In the Current Six Month Period, the Marine Technology Business revenues were $7,067,480 compared to $7,407,588 representing a reduction of 4.6% when compared to the Previous Six Month Period. The Services Business revenues in the Current Six Month Period and the Previous Six Month Period were $2,716,889 and $3,490,205, representing a fall of 22.2%. The decrease in our consolidated revenue in the Current Six Month Period is largely due to the decrease in the Services Business revenue. During the Current Six Month Period, the Services Business who is a supplier to prime defense contractors has experienced delays in receiving orders under its existing Defense Programs due to funding gaps caused by the use of continuing resolutions to fund Defense Programs. This means that limited funds are available for these programs until detailed appropriations are made under the federal budget. This has affected order intake for both our Services Business and Marine Technology Business and sales generated in the Current Six Month Period in the USA were $2,232,643 compared to $4,708,411 in the Previous Six Month Period.

Gross Profit Margins: Consolidated Margin percentage was higher in the Current Six Month Period at 69.8% (gross profit of $6,825,170) compared to 67.7% (gross profit of $7,376,246). The main factors which have resulted in the higher margins in the Current Six Month Period are attributable to our Marine Technology Business which realized an increase in rental revenue and associated engineering support services and incurred lower commission costs. In the Current Six Month Period gross profit margins for the Marine Technology Business were 76.4% compared to 73.7% in the Previous Six Month Period and the Services Business was 52.6% in the Current Six Month Period compared to 55.0% in the Previous Six Month Period.

Gross profit margins reported in our financial results may vary according to several factors. These include:

●	The percentage of consolidated sales attributable to the Marine Technology Business versus the Services Business. The gross profit margin yielded by the Marine Technology Business is generally higher than that of the Services Business.
●	The percentage of consolidated sales attributable to the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials for our Department of Defense contracts (DoD subcontracts).
●	The mix of engineering projects contracted and performed by our Services Business: Design prototyping versus Contract Manufacturing services during the reporting period, may also affect Gross Profit Margins.
●	The mix of sales within the Marine Technology Business during the reporting period:

●	Outright Sales versus Rentals.
●	Hardware Sales versus Software (software is generally higher margin).
●	Mix of Services rendered in the period – offshore services (such as mobilization and training support versus paid customer research and development projects relating to customization of our technology for their application).

●	Level of commissions on products which may vary according to volume. Both the Services and Marine Technology Businesses work with sales/distribution agents. Most of the Marine Technology Business sales in Asia is conducted via agents or distributors. See Note 3 to the unaudited consolidated financial statements “Cost of Revenue” for more discussion on this.
●	Level of Rental Assets in the Marine Technology Business’ Rental Pool and therefore the depreciation expenses may vary accordingly.

Services Business

Gross Profit Margins for the Services Business were lower at 52.6% in the Current Six Month Period compared to 55.0% in the Previous Six Month Period. This is largely due to the types of engineering projects that are ongoing in the reporting period (contract manufacturing versus design and development work scopes), the former yielding a higher margin profile.

Marine Technology Business

In the Current Six Month Period gross profit margins for the Marine Technology Business were 76.4% compared to 73.7% in the Previous Six Month Period. The strengthening is largely because of the composition of our sales in conjunction with a reduction in commission costs incurred. In the Current Six Month Period there were more units of rental and associated engineering support sale (field engineers supporting ongoing customer projects) combined with a significant reduction in commission costs incurred and which were $424,393 in the Current Six Month Period compared to $575,536 in the Previous Six Month Period, representing a decrease of 26.3%. A significant percentage of our sales in foreign territories such as South Korea, Japan, China and South Africa are conducted through our sales agents and distributors. In general, gross profit margins are lower on our units of hardware sale than software, rentals with associated services and technology customization services.

Since there are more variable factors affecting gross profit margins in the Marine Technology Business, a breakdown of sales for this business in the Current Six Month Period is set out below:

	April 30, 2024	April 30, 2023	Percentage
Description	Products	Products	Change
Equipment Sales	$4,381,400	$5,072,716	(13.6)%
Equipment Rental	1,080,473	785,330	37.6%
Software Sales	402,271	636,593	(36.8)%
Services	1,203,336	912,949	31.8%

Total Net Sales	$7,067,480	$7,407,588	(4.6)%

The decrease in Equipment Sales in the Current Six Month Period reflects the reduction in orders and sales emanating from the Americas. We believe this is due to funding gaps caused by the use of continuing resolutions to fund Defense Programs as opposed to a fully appropriated funding program. This is not unusual in a Presidential election year. This has affected programs like the DAVD, thus reducing orders and sales in the USA, which was $978,015 in the Current Six Month Period compared to $2,240,543 in the Previous Six Month Period.

In the Current Six Month Period Depreciation expense relating to our rental assets increased by 12.5% and was $210,685 compared to $187,218 in the Previous Six Month Period.

Further information on the performance of each Segment including revenues by product and geography can be found in Notes 12 and 13 (Segment Analysis and Disaggregation of Revenue) to the unaudited consolidated financial statements.

Research and Development (R&D): R&D expenditures in the Current Six Month Period were $1,028,458 compared to the $970,397 in the Previous Six Month Period, representing an increase of 6.0%.

●	Services Business

During the Current Six Month Period, the Services Business R&D expenditure increased by $68,338 or 499.4%. R&D expenditure is primarily incurred by the Services Business on its Thermite® range of mission computers and other developments which the business deem will advance its business strategy. The Thermite® product line remains important to the Services Business for growth and diversification of revenue. As we understand our customer base requirements for the Thermite® mission computers, we may incur more R&D expenditure on developing this range of products.

●	Marine Technology Business

During the Current Six Month Period R&D expenditure in the Marine Technology Business decreased by 1.1% from $956,713 in the Previous Six Month Period to $946,436. R&D expenditure is incurred by this business in connection with investments in developing its products and solutions. This expenditure is an essential part of our business, as our market competitiveness is predicated on continued innovation.

			Percentage
Segment	April 30, 2024	April 30, 2023	Change

Products Segment R&D Expenditures	$946,436	$956,713	(1.1)%
Services Segment R&D Expenditures	$82,022	$13,684	499.4%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Six Month Period decreased by 7.5% and were $3,890,945 compared to $4,204,645 in the Previous Six Month Period.

The decrease in SG&A in the Current Six Month Period is largely attributed to the significant fall in stock compensation expense.

SG&A includes transactions which are cash charges and non-cash charges. The non-cash charges transactions comprise depreciation, amortization, stock-based compensation charges and exchange rate variance. In the Current Six Month Period non-cash transactions as a percentage of SG&A was 8.0% compared to 19.8% in the Previous Six Month Period. In the Current Six Month Period there was notably a significant reduction in stock based compensation charges which were $16,214 in the Current Six Month Period compared to $378,414 in the Previous Six Month Period. Exchange rate variance on transactions in the Current Six Month Period was $50,771 compared to $235,279 in the Previous Six Month Period. During the Six Month Period, the USD weakened against both the British Pound and Danish Kroner.

Key Areas of SG&A Expenditure across the Group for the Current Quarter compared to the Previous Quarter are:

	April 30,	April 30,	Percentage
Expenditure	2024	2023	Change
Wages and Salaries	$1,839,308	$1,754,811	4.8%
Legal and Professional Fees (including accounting and audit)	$837,513	$872,872	(4.1)%
Rent for our various locations	$15,550	$26,975	(42.4)%
Marketing	$163,066	$87,020	87.4%

Wages and salaries in the Current Six Month Period increased by 4.8% over the Previous Six Month Period which largely reflects inflationary conditions. We anticipate that on a full year basis in the fiscal year 2024 this category will increase materially over the fiscal year 2023. We are currently operating on a reduced headcount and have several vacancies and are also expanding our management team.

The decrease in the “Legal and Professional” category of expenditures in the Current Six Month Period reflects the timing of services performed. On a full year basis we anticipate this category of expenditures will be in line with the Previous Year.

In general, the category “Rent” is not material for the Company as it owns substantially all of its premises and facilities. The current category of rent largely reflects our premises in Copenhagen and a storage facility that we maintain for our business operations.

Our marketing comprises a range of activities which include trade shows in different parts of the world, particularly in Europe, North America, Asia and the Middle East. As we increase our efforts around sales & marketing, we anticipate this area of expenditure will increase. In the Current Six Month Period, our marketing costs include fees associated with hiring our Business Development Focus Group Consultants in the USA which have been hired to assist with developing our Defense Market strategy and identifying opportunities for our technology within Defense Programs in the US. On a full year basis, the cost of this service will be $222,000 excluding expenses.

Overhead related costs as a percentage of revenue for Current Six Month Period, compared to the Previous Six Month Period

General corporate administrative expenses in the Current Six Month Period were $1,065,799 or 10.9% of revenue and $1,362,876 or 12.5% of revenue in the Previous Six Month Period, respectively. For more information on general corporate administrative expenses, please see Note 12 (Segment Analysis).

Operating Income: Our income from our operating activities in the Current Six Month Period was $1,905,767 as compared to $2,201,204 in the Previous Six Month Period which represents a decrease of 13.4%. This is due to a the decrease in our consolidated revenues in the Current Six Month Period due to reduced sales in the geography of in the Americas caused by funding gaps affecting US Defense Programs which are currently funded through continuing resolutions (which limits the availability of funding) as opposed to a fully funded appropriated federal budget.

Other Income: In the Current Six Month Period, this increased by 174.1% and was $518,392 as compared to $189,141 in the Previous Six Month Period. In the Current Six Month Period $486,008 of our Other Income is attributable to interest earned on our 3-month rolling certified deposit accounts. See Note 6 (Composition of Certain Financial Statement Captions) for more detailed analysis of this. We anticipate that the interest earned on these certified deposit accounts will be material in the future if interest rates remain the same or continue to rise.

Net Income before income taxes: In the Current Six Month Period, we had income before income taxes of $2,424,159 as compared to $2,390,345 in the Previous Six Month Period, representing an increase of 1.4%. This is largely due to an increase in interest earned on our certified deposit account, which was $486,008. For more information on this, please refer to Note 6 (Composition of Certain Financial Statement Captions) for more information on our certified deposits.

Net Income: In the Current Six Month Period we had Net Income of $2,045,126 compared to $2,406,334 in the Previous Six Month Period, representing a fall of 15.0%. The decrease in Net Income is largely due to the decrease in our consolidated revenue for the reasons explained earlier. In general, our tax liability included in our consolidated financial results will depend on the composition of our consolidated income, whether they relate to the Company and its US-owned subsidiaries and/or its foreign-owned subsidiaries, and similarly the percentage of consolidated income from the Company and its US-owned subsidiaries and its foreign owned subsidiaries. In the Current Six Month Period, the US companies had no taxable income. In the Current Six Month Period we recorded Current Tax Expense of $157,058 compared to $68,874 in the Previous Six Month Period, and Deferred Tax Expense of $221,975 compared to a Tax Benefit of $84,773 in the Previous Six Month Period. In the Current Six Month Period the Company’s UK subsidiaries generated a taxable income but have carryforward losses and R&D tax credits which will be used to defray tax liability for these subsidiaries and therefore no provision for tax liability has been made in our consolidated results for the UK subsidiaries. The Company’s Danish subsidiary generated a taxable income in the Current Six Month Period resulting in a tax provision of 22.0% in our consolidated results. We also made provision for Global Intangible Low-Taxed Income of $173,000 for the Current Six Month Period.

Comprehensive Income (loss). In the Current Six Month Period Comprehensive Income was $2,637,023 compared to $4,552,357 for the Previous Six Month Period reflecting significant adjustments resulting from foreign currency translations. This category is affected by fluctuations in foreign currency exchange transactions both relating to our profit and loss expenses and our assets and liabilities on our balance sheet and are largely paper losses or gains, as may be applicable in the reporting period. A significant part of the Company’s operations is based in the UK and Denmark, and therefore a significant part of our financial transactions is performed in British Pounds and Danish Kroner which are translated into USD for reporting purposes. In the Previous Six Month Period we had a significant gain of $2,146,023 on foreign currency translation adjustment transactions compared to a lower gain on these transactions in the Current Six Month Period of $591,897. In the Current Six Month Period, the USD has weakened against the British Pound and strengthened slightly against the Danish Kroner (the functional currencies of our two operating foreign subsidiaries). See Table 2 under the MD&A section which concerns “Inflation & Foreign Currency”, and which shows the impact of the currency adjustments on our Income Statement and Balance Sheet in the Current Six Month Period compared to the Previous Six Month Period.

Liquidity and Capital Resources

As of April 30, 2024, the Company had an accumulated deficit of $9,007,361, working capital of $41,013,701, cash and cash equivalent of $23,709,676 and stockholders’ equity of $51,066,370. For the six months ended April 30, 2024, the Company’s operating activities used cash of $1,253,725.

The Company entered into a $4,000,000 revolving line of credit with HSBC NA on November 27, 2019, at prime. The outstanding balance on the line of credit was $0 as of April 30, 2024. This revolving credit line will expire on November 26, 2024, unless renewed.

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

The Company’s consolidated results are a combination of its US and foreign operations and these companies maintain their accounts in the functional currencies of their jurisdictions, which are noted above. Fluctuations in currency exchange rates can directly impact on the Company’s sales, profitability and financial position when the transactions of the foreign subsidiaries are translated from their functional currencies into USD for financial reporting. In addition, the Company is also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables incurred in the ordinary course of its business operations (cross-border transactions such as inventory purchasing). In general, the Company’s subsidiaries perform financial transactions in their native currencies. Occasionally a subsidiary may perform financial transactions in currencies other than its native or functional currency (purchasing inventory from a foreign supplier, for example, in foreign currency). Furthermore, the Company holds significant cash balances in foreign currencies, such as British Pound, Euro and Danish Kroner. The Company cannot predict the extent to which currency fluctuations may affect its business and financial position, and there is a risk that such fluctuations may have an adverse impact on the Company’s sales, profits and financial position.

Through applying the Constant Rate to the Income Statement Transactions and the Balance Sheet Transactions, the impact of foreign exchange fluctuations can be evaluated. “Constant Rate” is defined as follows:

“Revenue and Expenses (Income Statement Transactions) for the three months ended April 30, 2024” the Constant Rate is defined as the prevailing average exchange rate which was applied in the Previous Quarter.

“Revenue and Expenses (Income Statement Transactions) for the six months ended April 30, 2024 the Constant Rate is defined as the prevailing average exchange rate which was applied in the Previous Six Month Period.

“Balance Sheet Transaction” the Constant Rate is defined as this is the prevailing exchange rate as of October 31, 2023.

Information is not specified for INR as there is limited scope of operations in this jurisdiction and therefore contributions are immaterial. However, the information for INR is included in the totals.

Table 1: Three Months ended April 30, 2024

	Based British Pounds		Based Australian Dollar		Based Danish Kroner		TOTAL USD
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	*Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
	($)	($)	($)	($)	($)	($)	($)	($)	($)
Revenues	3,369,461	3,303,689	-	-	465,179	468,670	3,834,640	3,772,359	62,281
Costs	2,358,455	2,312,418	1,213	1,247	88,793	89,459	2,451,205	2,405,904	45,301
Net profit (losses) from operations	1,011,006	991,271	(1,213)	(1,247)	376,386	379,211	1,383,435	1,366,455	16,980
Assets	24,528,600	23,783,143	19,958	19,471	1,754,501	1,734,463	26,312,010	25,546,049	765,961
Liabilities	(1,678,964)	(1,627,938)	(744)	(726)	(338,105)	(334,244)	(2,018,778)	(1,963,875)	(54,903)
Net assets	22,849,636	22,155,205	19,214	18,745	1,416,396	1,400,219	24,293,232	23,582,174	711,058

This table shows that net income from operations decreased in the Current Six Month Period by $16,980 and net assets by $711,058, when applying the Constant Rate applied in the Previous Six Month Period (versus the Current Quarter’s exchange rate).

* Total Effect summary column data is the difference between the Actual Results in the reporting period and the results when the Constant Rate is applied.

Table 2: Six Months ended April 30, 2024

	Based British Pounds		Based Australian Dollar		Based Danish Kroner		TOTAL USD
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
	($)	($)	($)	($)	($)	($)	($)	($)	($)
Revenues	5,798,574	5,610,805	-	-	1,671,560	1,655,994	7,470,134	7,266,799	203,335
Costs	4,457,914	4,313,558	3,882	3,990	367,723	364,299	4,841,529	4,695,188	146,341
Net profit (losses) from operations	1,340,660	1,297,247	(3,882)	(3,990)	1,303,837	1,291,695	2,628,605	2,571,611	56,994
Assets	24,528,600	23,783,143	19,958	19,471	1,754,501	1,734,463	26,312,010	25,546,049	765,961
Liabilities	(1,678,964)	(1,627,938)	(744)	(726)	(338,105)	(334,244)	(2,018,778)	(1,963,875)	(54,903)
Net assets	22,849,636	22,155,205	19,214	18,745	1,416,396	1,400,219	24,293,232	23,582,174	711,058

This table shows that net income from operations decreased in the Current Six Month Period by $56,994 and net assets by $711,058, when applying the Constant Rate applied in the Previous Six Month Period (versus the Current Quarter’s exchange rate).

* Total Effect summary column data is the difference between the Actual Results in the reporting period and the results when the Constant Rate is applied.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of April 30, 2024. Based upon that evaluation the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Coda Octopus Group, Inc. (Registrant)

Date: June 12, 2024	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: June 12, 2024	/s/ Gayle Jardine
Gayle Jardine
Interim Chief Financial Officer

