Form 10-Q
period 2024-07-31
Coda Octopus Group, Inc.
filed 2024-09-16
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value as of September 16, 2024 is 11,195,487.

PART I. FINANCIAL INFORMATION

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

July 31, 2024 and October 31, 2023

	2024	2023
	Unaudited
ASSETS
CURRENT ASSETS

Cash and Cash Equivalents	$25,217,965	$24,448,841
Accounts Receivable	3,407,996	2,643,461
Inventory	13,023,993	11,685,525
Unbilled Receivables	2,611,520	894,251
Prepaid Expenses	821,072	181,383
Other Current Assets	618,199	1,034,626

Total Current Assets	45,700,745	40,888,087

FIXED ASSETS
Property and Equipment, net	6,337,808	6,873,320

OTHER ASSETS
Goodwill	3,382,108	3,382,108
Intangible Assets, net	524,453	486,615
Deferred Tax Asset	-	211,386

Total Other Assets	3,906,561	4,080,109

Total Assets	$55,945,114	$51,841,516

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

July 31, 2024 and October 31, 2023

	2024	2023
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts Payable	$1,074,118	$1,308,201
Accrued Expenses and Other Current Liabilities	1,189,834	995,630
Deferred Revenue	754,747	975,537

Total Current Liabilities	3,018,699	3,279,368

LONG TERM LIABILITIES
Deferred Tax Liability, net	41,552	-
Deferred Revenue, less current portion	79,826	133,382
Total Long Term Liabilities	121,378	133,382
Total Liabilities	3,140,077	3,412,750

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 11,178,933 issued and outstanding as of July 31, 2024 and 11,117,695 shares issued and outstanding as of October 31, 2023	11,179	11,118
Treasury Stock	(61,933)	(46,300)
Additional Paid-in Capital	63,045,766	62,958,984
Accumulated Other Comprehensive Loss	(2,457,272)	(3,442,549)
Accumulated Deficit	(7,732,703)	(11,052,487)

Total Stockholders’ Equity	52,805,037	48,428,766

Total Liabilities and Stockholders’ Equity	$55,945,114	$51,841,516

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023

Net Revenues	$5,476,544	$4,890,532	$15,260,913	$15,788,325
Cost of Revenues	1,428,006	1,525,308	4,387,205	5,046,855

Gross Profit	4,048,538	3,365,224	10,873,708	10,741,470

OPERATING EXPENSES
Research & Development	496,359	568,287	1,524,817	1,538,684
Selling, General & Administrative	2,161,405	1,934,323	6,052,350	6,138,968

Total Operating Expenses	2,657,764	2,502,610	7,577,167	7,677,652

INCOME FROM OPERATIONS	1,390,774	862,614	3,296,541	3,063,818

OTHER INCOME
Other Income	10,463	2,848	42,847	8,532
Interest Income	230,009	211,704	716,017	395,161

Total Other Income	240,472	214,552	758,864	403,693

INCOME BEFORE INCOME TAX EXPENSE	1,631,246	1,077,166	4,055,405	3,467,511

INCOME TAX (EXPENSE) BENEFIT
Current Tax (Expense)	(325,625)	(68,771)	(482,683)	(137,555)
Deferred Tax (Expense) Benefit	(30,963)	30,385	(252,938)	115,158

Total Income Tax (Expense)	(356,588)	(38,386)	(735,621)	(22,397)

NET INCOME	$1,274,658	$1,038,780	$3,319,784	$3,445,114

NET INCOME PER SHARE:
Basic	$0.11	$0.09	$0.30	$0.31
Diluted	$0.11	$0.09	$0.29	$0.31

WEIGHTED AVERAGE SHARES:
Basic	11,173,819	11,092,420	11,157,799	11,044,624
Diluted	11,311,236	11,284,137	11,295,216	11,236,341

NET INCOME	$1,274,658	$1,038,780	$3,319,784	$3,445,114

Foreign Currency Translation Adjustment	393,380	392,483	985,277	2,538,506

Total Other Comprehensive Income	$393,380	$392,483	$985,277	$2,538,506

COMPREHENSIVE INCOME	$1,668,038	$1,431,263	$4,305,061	$5,983,620

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months and Nine Months Ended July 31, 2024 and 2023

(Unaudited)

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total

Balance, October 31, 2022	10,916,853	$10,918	$62,313,988	$(4,737,124)	$(14,176,636)	$(28,337)	$43,382,809

Stock-based compensation	-	-	182,153	-	-	-	182,153
Stock issued for options exercised and stock grants	25,500	25	(25)	-	-	-	-
Foreign currency translation adjustment	-	-	-	1,607,650	-	-	1,607,650
Net Income	-	-	-	-	1,397,857	-	1,397,857
Balance, January 31, 2023	10,942,353	$10,943	$62,496,116	$(3,129,474)	$(12,778,779)	$(28,337)	$46,570,469

Stock-based compensation	-	-	196,261	-	-	-	196,261
Stock issued for options exercised and stock grants	100,544	100	(101)	-	-	(2,838)	(2,839)
Foreign currency translation adjustment	-	-	-	538,373	-	-	538,373
Net Income	-	-	-	-	1,008,477	-	1,008,477
Balance, April 30, 2023	11,042,897	$11,043	$62,692,276	$(2,591,101)	$(11,770,302)	$(31,175)	$48,310,741

Stock-based compensation	-	-	110,350	-	-	-	110,350
Stock issued for options exercised and stock grants	74,798	75	(75)	-	-	(15,125)	(15,125)
Foreign currency translation adjustment	-	-	-	392,483	-	-	392,483
Net Income	-	-	-	-	1,038,780	-	1,038,780
Balance, July 31, 2023	11,117,695	$11,118	$62,802,551	$(2,198,618)	$(10,731,522)	$(46,300)	$49,837,229

Balance, October 31, 2023	11,117,695	$11,118	$62,958,984	$(3,442,549)	$(11,052,487)	$(46,300)	$48,428,766

Stock-based compensation	-	-	77,076	-	-	-	77,076
Stock issued for options exercised and stock grants	46,788	47	(47)	-	-	-	-
Foreign currency translation adjustment	-	-	-	1,029,580	-	-	1,029,580
Treasury Stock	-	-	-	-	-	(15,633)	(15,633)
Net Income	-	-	-	-	629,888	-	629,888
Balance, January 31, 2024	11,164,483	$11,165	$63,036,013	$(2,412,969)	$(10,422,599)	$(61,933)	$50,149,677

Stock-based compensation	-	-	(60,862)	-	-	-	(60,862)
Stock issued for options exercised and stock grants	8,200	8	(8)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(437,683)	-	-	(437,683)
Net Income	-	-	-	-	1,415,238	-	1,415,238
Balance, April 30, 2024	11,172,683	$11,173	$62,975,143	$(2,850,652)	$(9,007,361)	$(61,933)	$51,066,370

Stock-based compensation	-	-	70,629	-	-	-	70,629
Stock issued for options exercised and stock grants	6,250	6	(6)	-	-	-	-
Foreign currency translation adjustment	-	-	-	393,380	-	-	393,380
Net Income	-	-	-	-	1,274,658	-	1,274,658
Balance, July 31, 2024	11,178,933	$11,179	$63,045,766	$(2,457,272)	$(7,732,703)	$(61,933)	$52,805,037

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,319,784	$3,445,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	533,968	473,988
Amortization of intangible assets	46,887	47,527
Stock-based compensation	86,843	488,764
Deferred income taxes	252,938	127,034
Gain on sale of assets	(33,907)	-
(Increase) decrease in operating assets:
Accounts receivable	(696,645)	496,565
Inventory	(745,470)	(684,573)
Unbilled receivables	(1,711,209)	(1,120,414)
Prepaid expenses	(628,347)	(302,780)
Other current assets	142,013	(24,965)
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	189,845	(1,263,526)
Deferred revenue	(298,687)	(297,837)
Net Cash provided by Operating Activities	458,013	1,384,897
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(455,115)	(432,932)
Purchases of other intangible assets	(84,725)	(76,677)
Proceeds from the sale of property and equipment	775,821	-
Net Cash provided by (used in) Investing Activities	235,981	(509,609)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(15,633)	(17,963)
Net Cash Used in Financing Activities	(15,633)	(17,963)

EFFECT OF CURRENCY TRANSLATION ON CHANGES IN CASH AND CASH EQUIVALENTS	90,763	1,105,872

NET INCREASE IN CASH AND CASH EQUIVALENTS	769,124	1,963,197

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	24,448,841	22,927,371

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$25,217,965	$24,890,568
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$215,251	$1,270,100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2024 and October 31, 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Coda Octopus Group, Inc. (“Coda,” “the Company,” or “we”) operates two discrete operating business units. These are the Marine Technology Business (“Products Business,” or “Products Segment”) and the Marine Engineering Business (“Services Business,” “Engineering Business” or “Services Segment”).

The Marine Technology Business is an established supplier of underwater technologies and solutions to the underwater and diving markets. Its products and solutions include both hardware and software for which it is the patent holder, innovator, developer, manufacturer and distributor. It has key proprietary 4D/5D/6D imaging sonar technology marketed under the name of Echoscope® and Echoscope PIPE® and diving technology marketed under the name of CodaOctopus® DAVD (Diver Augmented Vision Display). We believe that the Echoscope® sonar series is the only sonar that can generate multiple real time 3D images of moving objects underwater in zero visibility conditions. In 2021, the Marine Technology Business started marketing the DAVD tethered system. The requirements for the DAVD solution emanated from the Office of Naval Research as part of its Future Naval Requirements Program. The DAVD embeds inside of the diver’s head-up display (HUD) a pair of transparent glasses which is used as the data hub for displaying real time data used for the diving mission to the diver. Amongst other things, it allows both the diver underwater and the dive supervisor on the surface to share the same data or visualize the underwater scene. In addition, by combining the DAVD solution with the Echoscope®, dive operations can be performed in zero visibility conditions. These conditions are a common barrier which impinges on the ability to perform these activities and therefore the DAVD solution combined with the Echoscope® is a real requirement for these operations. In addition, in fiscal year 2023 we were contracted by the US Navy and an allied foreign navy to develop the untethered version of the DAVD technology, for the target market of special forces (referred to as “DAVD Hardening Program”). Under the DAVD Hardening Program, we supplied in fiscal year 2023 eight untethered systems to these customers for their ongoing evaluation and have since been working on and supplying further hardening features for the DAVD untethered system which arise from the ongoing field evaluation by our customers under the DAVD Hardening Program.

The Engineering Business is an established sub-contractor to the prime defense contractors and generally supplies proprietary sub-assemblies for incorporation into broader mission critical defense systems. These sub-assemblies are typically supplied for the life of the program. The Marine Engineering Business’ scope of services for these defense programs typically covers: “concept, design, prototype, manufacture, and post-sale support”. The manufacturing contracts for these sub-assemblies can run over many years.

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

Our revenues are earned under written contracts with our customers. The Marine Technology Business model includes both rentals with associated services and outright sales of underwater technologies which are utilized for a wide range of subsea applications along with technical support services. The Engineering Business supplies engineering services to mainly the prime defense contractors which may include concept, design, prototyping, and contract manufacturing. Our contracts do not include the possibility for additional consideration as the determination for the contract price does not involve having to consider potential additional variable consideration. Our sales do not include a right of return by the customer. Where there are contractual failures giving rise to post-sale obligations these are addressed under our warranty or through life support provisions.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2024 and October 31, 2023

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

July 31, 2024 and October 31, 2023

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

Other Revenue Disclosures

See Notes 12 and 13 – Segment Analysis and Disaggregation of Revenue. These Notes provide disclosure of our revenue by segment (Products Business versus Services Business); revenues from external customers and cost of those revenues; and split of revenue by geography including in and outside the USA.

NOTE 3 – COST OF GOODS SOLD

Our cost of goods sold includes the cost of materials and related direct costs. With respect to sales made through the operating segments’ sales agents distribution network, we include in our costs of goods sold commissions paid to agents for the specific sales they make. Without using agents, we would not be eligible to participate in the Request for Proposals (“RFP”) for these sales on which we incur commission costs. All other sales-related expenses, including those related to unsuccessful bids, are included in selling, general and administrative (SG&A) costs. As a component of cost of goods sold, sales commission costs in the three month period ended July 31, 2024, and 2023 were $100,290 and $120,724, respectively. Commission costs in the nine month period ended July 31, 2024, and 2023 were $525,696 and $728,552 respectively.

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

July 31, 2024 and October 31, 2023

NOTE 6 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Certified Deposit Interest Bearing Accounts as of July 31, 2024 and October 31, 2023.

The Company has certified deposit interest-bearing accounts with its current bankers HSBC NA and HSBC UK. These interest-bearing accounts are for rolling fixed short-term periods not exceeding three (3) months and are classified in our financial statements as “cash equivalent”. In addition, we have an interest-bearing deposit account with HSBC UK that tracks the Bank of England base rate, and which has no access restrictions and has a current rate of 4.75%.

Currency Denomination	Bank	July 31, 2024		October 31, 2023
		Amount	Rate	Amount	Rate

USD	HSBC	$17,768,418	4.71%	$15,201,579	5.28%
GBP	HSBC	£1,400,000	4.58%	£750,000	4.80%
GBP (Unrestricted access)	HSBC	£83,313	5.00%	£500,000	5.00%
GBP (Unrestricted access)	HSBC	£434,007	2.00%
USD	Jyske Bank (Denmark)			$2,400,000	4.00%

Inventory consisted of the following as of:

	July 31,	October 31,
	2024	2023

Raw materials and parts	$9,635,985	$8,994,482
Work in progress	338,635	483,227
Finished goods	3,049,373	2,207,816
Total Inventory	$13,023,993	$11,685,525

Other current assets consisted of the following as of:

	July 31,	October 31,
	2024	2023

Deposits	$13,438	$23,081
Other Corporation Tax Receivables and Prepaid	248,190	450,625
Employee Retention Credit Receivables	212,300	212,300
Other Receivables	144,271	348,620
Total Other Current Assets	$618,199	$1,034,626

Property and equipment consisted of the following as of:

	July 31,	October 31,
	2024	2023
Buildings	$5,875,834	$6,386,705
Land	200,000	200,000
Office machinery and equipment	1,725,786	1,596,026
Rental assets	2,762,543	2,323,446
Furniture, fixtures and improvements	1,253,735	1,172,169
Totals	11,817,898	11,678,346
Less: accumulated depreciation	(5,480,090)	(4,805,026)

Total Property and Equipment, net	$6,337,808	$6,873,320

Depreciation expense for the three months ended July 31, 2024, and 2023 was $187,982 and $165,211, respectively and for the nine months ended July 31, 2024, and 2023 was $533,968 and $473,988, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2024 and October 31, 2023

NOTE 6 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS (Continued)

Property and equipment, net, by geographic areas were as follows:

	July 31,	October 31,
	2024	2023

USA	$1,708,496	$1,751,260
Europe	4,629,312	5,122,060

Total Property and Equipment, net	$6,337,808	$6,873,320

Accrued Expenses and Other Current Liabilities consisted of the following as of:

	July 31,	October 31,
	2024	2023

Accruals	$315,882	$384,880
Other Tax Payables	798,827	525,565
Employee Payroll and Pensions	75,125	85,185
Total Other Current Liabilities	$1,189,834	$995,630

Total Other Income, net consisted of the following:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
	2024	2023	2024	2023

Grant Income	$-	$-	$26,761	$-
Other	10,463	2,848	16,086	8,532
	10,463	2,848	42,847	8,532

Interest	230,009	211,704	$716,017	395,161

Total Other Income, net	$240,472	$214,552	$758,864	$403,693

NOTE 7 – CONTRACTS IN PROGESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the balance sheet date. These amounts are stated on the consolidated balance sheets as Unbilled Receivables and as of July 31, 2024, and October 31, 2023, these were of $2,611,520 and $894,251 respectively.

Deferred Revenue as of July 31, 2024, and October 31, 2023, was respectively $834,573 and $1,108,919 and, consist of billings in excess of costs and revenues received as part of our warranty or Through Life Support (TLS) obligations upon completing a sale.

Sales of equipment include a separate performance obligation for warranty or TLS, the latter may be optionally purchased by the customer. This is treated as deferred revenue which is amortized over the relevant obligation period (12 months is our standard warranty or 36 or 60-months from the date of delivery for our TLS product). These amounts are stated on the consolidated balance sheets as a component of Deferred Revenue and were $388,044 and $457,600 as of July 31, 2024, and October 31, 2023, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2024 and October 31, 2023

NOTE 8 – CONCENTRATIONS

Significant Customers

During the three months ended July 31, 2024, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $1,474,403, or 26.9% of net revenues during the three months ended July 31, 2024. Receivables from this customer was $18,784, or 0.6% of net receivables as of July 31, 2024.

During the three months ended July 31, 2023, the Company had three customers from whom it generated sales greater than 10% of net revenues. Revenue from these customers was $1,764,011, or 36.1% of net revenues during the three months ended July 31, 2023. Receivables from these customers were $1,034,570, or 41.2% of net receivables as of July 31, 2023.

During the nine months ended July 31, 2024, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $2,099,031, or 13.8% of net revenues during the nine months ended July 31, 2024. Receivables from this customer was $18,784, or 0.6% of net receivables as of July 31, 2024.

During the nine months ended July 31, 2023, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $1,846,536, or 11.7% of net revenues during the nine months ended July 31, 2023. Receivables from this customer were $536,999, or 21.4% of net receivables as of July 31, 2023.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

On October 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 will affect how we report segment information, starting with our Form 10-K for the year ended October 31, 2025, and our quarterly reports on Form 10-Q starting with our quarterly report for the quarter ended January 31, 2026. The ASU requires that we provide disclosures of significant segment expenses and other segment items that are regularly provided to our Chief Operating Decision Maker (“the CODM”) and included in each reported measure of segment profit or loss. We will also have to disclose other segment items by reportable segment (i.e., the difference between reported segment revenues less the significant segment expenses (which are disclosed) less reported segment profit or loss). The information needed for these disclosures is available, but we are determining the best way to provide that information for these required segment disclosures.

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

NOTE 10 – EARNINGS PER SHARE

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
Fiscal Period	2024	2023	2024	2023
Numerator:
Net Income	$1,274,658	$1,038,780	$3,319,784	$3,445,114

Denominator:
Basic weighted average common shares outstanding	11,173,819	11,092,420	11,157,799	11,044,624
Unexercised portion of options and restricted stock awards	137,417	191,717	137,417	191,717
Diluted outstanding shares	11,311,236	11,284,137	11,295,216	11,236,341

Net income per share

Basic	$0.11	$0.09	$0.30	$0.31
Diluted	$0.11	$0.09	$0.29	$0.31

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

During the three month period ended July 31, 2024, the Company granted 18,700 restricted stock awards pursuant to the terms of the 2017 Plan, 12,546 restricted stock awards matured but were not issued as of July 31, 2024 and 2,500 stock awards which had previously matured were issued. No restricted stock awards were forfeited. The total stock compensation expense relating to issuances under the 2017 Plan during the three month period ended July 31, 2024 and 2023 was $37,081 and $110,350, respectively. During the nine month period ended July 31, 2024 and 2023, stock compensation expense was $86,843 (including $33,548 relating to shares of common stock issued outside of the 2017 Plan) and $488,764, respectively.

As of July 31, 2024, there were 368,994 shares available for future issuance under the 2017 Plan.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2024 and October 31, 2023

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

The total number of shares available for issuance under the 2017 and 2021 Plans is 1,368,994.

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

The Net Revenues shown in this Note 12 in the tables below comprise sales which have been made externally and exclude intercompany sales (sales between companies in our Group). For segment reporting purposes we have, nevertheless, included in the Supplemental Disclosures in the tables below, information on intercompany sales in the reporting period. Intercompany sales are not included in Net Revenues.

Coda Octopus Products (with entities operating in the UK, USA and Denmark) constitute the Marine Technology Business (“Products Segment”) is a supplier to the underwater/subsea market and selling both hardware and software solutions which include imaging sonar technology solutions, diving and diving communications technology, geophysical products, rental equipment, customization, and field operations services. Coda Octopus Colmek, Inc. (a Utah corporation) and Coda Octopus Martech Ltd (a UK corporation) constitute the Marine Engineering Business (“Services Segment”) and are subcontractors mainly to prime defense contractors where they provide engineering services.

The following tables summarize segment asset and operating balances by reportable segment for the three months and nine months ended July 31, 2024 and 2023, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2024 and October 31, 2023

NOTE 12 – SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended July 31, 2024

Net Revenues	$3,048,544	$2,428,000	$-	$5,476,544

Cost of Revenues	521,141	906,865	-	1,428,006

Gross Profit	2,527,403	1,521,135	-	4,048,538

Research & Development	459,879	36,480	-	496,359
Selling, General & Administrative	1,085,495	498,941	576,969	2,161,405

Total Operating Expenses	1,545,374	535,421	576,969	2,657,764

Income (Loss) from Operations	982,029	985,714	(576,969)	1,390,774

Other Income
Other Income	10,396	67	-	10,463
Interest Income	161,875	44,707	23,427	230,009

Total Other Income	172,271	44,774	23,427	240,472

Income (Loss) before Income Taxes	1,154,300	1,030,488	(553,542)	1,631,246

Income Tax (Expense)
Current Tax (Expense)	(101,172)	-	(224,453)	(325,625)
Deferred Tax (Expense)	(27,309)	-	(3,654)	(30,963)

Total Income Tax (Expense)	(128,481)	-	(228,107)	(356,588)

Net Income (Loss)	$1,025,819	$1,030,488	$(781,649)	$1,274,658

Supplemental Disclosures

Total Assets	$37,464,861	$14,827,016	$3,653,237	$55,945,114

Total Liabilities	$1,952,347	$747,484	$440,246	$3,140,077

Intercompany sales that are not included in Net Revenues shown above	$1,088,573	$70,284	$318,000	$1,476,857

Depreciation and Amortization	$167,914	$21,029	$12,058	$201,001

Purchases of Long-lived Assets	$151,526	$13,414	$15,082	$180,022

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2024 and October 31, 2023

NOTE 12 – SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Three Months Ended July 31, 2023

Net Revenues	$2,863,251	$2,027,281	$-	$4,890,532

Cost of Revenues	512,091	1,013,217	-	1,525,308

Gross Profit	2,351,160	1,014,064	-	3,365,224

Research & Development	557,260	11,027	-	568,287
Selling, General & Administrative	882,663	547,712	503,948	1,934,323

Total Operating Expenses	1,439,923	558,739	503,948	2,502,610

Income (Loss) from Operations	911,237	455,325	(503,948)	862,614

Other Income
Other Income	2,848	-	-	2,848
Interest Income	177,615	34,089	-	211,704

Total Other Income	180,463	34,089	-	214,552

Income (Loss) before Income Taxes	1,091,700	489,414	(503,948)	1,077,166

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	(39,064)	(55,476)	25,769	(68,771)
Deferred Tax Benefit	-	-	30,385	30,385

Total Income Tax (Expense) Benefit	(39,064)	(55,476)	56,154	(38,386)

Net Income (Loss)	$1,052,636	$433,938	$(447,794)	$1,038,780

Supplemental Disclosures

Total Assets	$37,173,921	$13,962,350	$833,524	$51,969,795

Total Liabilities	$1,619,997	$679,522	$(166,953)	$2,132,566

Intercompany sales that are not included in Net Revenues shown above	$1,174,823	$106,328	$300,000	$1,581,151

Depreciation and Amortization	$141,764	$25,716	$11,446	$178,927

Purchases of Long-lived Assets	$263,493	$2,814	$28,946	$295,253

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2024 and October 31, 2023

NOTE 12 – SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Nine Months Ended July 31, 2024

Net Revenues	$10,116,024	$5,144,889	$-	$15,260,913

Cost of Revenues	2,192,486	2,194,719	-	4,387,205

Gross Profit	7,923,538	2,950,170	-	10,873,708

Research & Development	1,406,315	118,502	-	1,524,817
Selling, General & Administrative	2,713,704	1,695,875	1,642,771	6,052,350

Total Operating Expenses	4,120,019	1,814,377	1,642,771	7,577,167

Income (Loss) from Operations	3,803,519	1,135,793	(1,642,771)	3,296,541

Other Income
Other Income	16,086	26,761	-	42,847
Interest Income	499,763	153,583	62,671	716,017

Total Other Income	515,849	180,344	62,671	758,864

Income (Loss) before Income Taxes	4,319,368	1,316,137	(1,580,100)	4,055,405

Income Tax (Expense)
Current Tax (Expense)	(180,612)	-	(302,071)	(482,683)
Deferred Tax (Expense)	(10,956)	-	(241,982)	(252,938)

Total Income Tax (Expense)	(191,568)	-	(544,053)	(735,621)

Net Income (Loss)	$4,127,800	$1,316,137	$(2,124,153)	$3,319,784

Supplemental Disclosures

Total Assets	$37,464,861	$14,827,016	$3,653,237	$55,945,114

Total Liabilities	$1,952,347	$747,484	$440,246	$3,140,077

Intercompany sales that are not included in Net Revenues shown above	$2,512,249	$185,337	$948,000	$3,645,586

Depreciation and Amortization	$474,248	$70,730	$35,877	$580,855

Purchases of Long-lived Assets	$437,288	$16,807	$85,745	$539,840

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2024 and October 31, 2023

NOTE 12 – SEGMENT ANALYSIS (Continued)

	Marine Technology Business (Products)	Marine Engineering Business (Services)	Overhead	Total

Nine Months Ended July 31, 2023

Net Revenues	$10,270,839	$5,517,486	$-	$15,788,325

Cost of Revenues	2,461,717	2,585,138	-	5,046,855

Gross Profit	7,809,122	2,932,348	-	10,741,470

Research & Development	1,513,973	24,711	-	1,538,684
Selling, General & Administrative	2,422,383	1,849,761	1,866,824	6,138,968

Total Operating Expenses	3,936,356	1,874,472	1,866,824	7,677,652

Income (Loss) from Operations	3,872,766	1,057,876	(1,866,824)	3,063,818

Other Income
Other Income	8,532	-	-	8,532
Interest Income	336,858	58,303		395,161

Total Other Income	345,390	58,303	-	403,693

Income (Loss) before Income Taxes	4,218,156	1,116,179	(1,866,824)	3,467,511

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	(166,649)	(77,517)	106,611	(137,555)
Deferred Tax Benefit	-	-	115,158	115,158

Total Income Tax (Expense) Benefit	(166,649)	(77,517)	221,769	(22,397)

Net Income (Loss)	$4,051,507	$1,038,662	$(1,645,055)	$3,445,114

Supplemental Disclosures

Total Assets	$37,173,921	$13,962,350	$833,524	$51,969,795

Total Liabilities	$1,619,997	$679,522	$(166,953)	$2,132,566

Intercompany sales that are not included in Net Revenues shown above	$4,088,818	$321,846	$900,000	$5,310,664

Depreciation and Amortization	$414,167	$75,201	$32,146	$521,515

Purchases of Long-lived Assets	$407,326	$25,606	$76,677	$509,609

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2024 and October 31, 2023

NOTE 13 – DISAGGREGATION OF REVENUE

	For the Three Months Ended July 31, 2024
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$682,477	$1,773,621	$2,456,098
Europe	662,700	654,379	1,317,079
Australia/Asia	1,497,495	-	1,497,495
Middle East/Africa	205,872	-	205,872

Total Revenues	$3,048,544	$2,428,000	$5,476,544

Major Goods/Service Lines
Equipment Sales	$1,349,011	$329,492	$1,678,503
Equipment Rentals	805,259	-	805,259
Software Sales	251,488	-	251,488
Engineering Parts	-	1,922,563	1,922,563
Services	642,786	175,945	818,731

Total Revenues	$3,048,544	$2,428,000	$5,476,544

Goods transferred at a point in time	$1,600,499	$329,492	$1,929,991
Services transferred over time	1,448,045	2,098,508	3,546,553

Total Revenues	$3,048,544	$2,428,000	$5,476,544

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2024 and October 31, 2023

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2024 and October 31, 2023

NOTE 13 –DISAGGREGATION OF REVENUE (Continued)

	For the Nine Months Ended July 31, 2024
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$1,660,492	$3,028,249	$4,688,741
Europe	3,070,710	2,116,640	5,187,350
Australia/Asia	4,368,330	-	4,368,330
Middle East/Africa	1,016,492	-	1,016,492

Total Revenues	$10,116,024	$5,144,889	$15,260,913

Major Goods/Service Lines
Equipment Sales	$5,730,411	$676,691	$6,407,102
Equipment Rentals	1,885,732	-	1,885,732
Software Sales	653,759	-	653,759
Engineering Parts	-	3,844,691	3,844,691
Services	1,846,122	623,507	2,469,629

Total Revenues	$10,116,024	$5,144,889	$15,260,913

Goods transferred at a point in time	$6,384,170	$676,691	$7,060,861
Services transferred over time	3,731,854	4,468,198	8,200,052

Total Revenues	$10,116,024	$5,144,889	$15,260,913

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

July 31, 2024 and October 31, 2023

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

NOTE 14 – INCOME TAXES

The Company’s tax rate may vary depending on the composition of its revenue in the reporting period (percentage of consolidated revenue attributable to the Company and its US subsidiaries and percentage attributable to the Company’s foreign subsidiaries). Our effective consolidated tax rate for the three-months ended July 31, 2024, is higher than the U.S. statutory Federal tax rate of 21.0% resulting from the composition of our taxable income from each jurisdiction. We pay Danish tax at a tax rate of 22% in respect of our Danish subsidiary. We also pay Global Intangible Low Taxed Income (GILTI) tax in the United States based upon our foreign operations, which tax is over and above the statutory tax rate. We get to offset a portion of the Danish tax we pay against the U.S. GILTI tax. Regarding our U.K. subsidiaries, we have R&D tax credits that currently completely offset our income tax liabilities in the U.K. We accrue both Federal and state income taxes in the U.S., as well as our liability for the GILTI tax. The composition of our taxable income in the various jurisdictions affects the calculation of our global tax liabilities. In addition, the timing of recognizing revenues and expenses for income tax purposes affects our effective tax rates.

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

General Overview

Throughout these discussions, the following terms shall have the meanings set forth below:

“Current Quarter”	Three month period ended July 31, 2024
“Previous Quarter”	Three month period ended July 31, 2023
“Current Nine Month Period”	Nine month period ended July 31, 2024
“Previous Nine Month Period”	Nine month period ended July 31, 2023

The Company operates two distinct businesses:

●	the Marine Technology Business (also referred to in this Form 10-Q as “Products Business”, or “Products Segment”); and

●	the Marine Engineering Business (also referred to in this Form 10-Q as “Engineering Business”, or “Services Business” or “Services Segment”).

Our Marine Technology Business is an established technology solution provider to the subsea and underwater imaging, surveying, diving market and underwater communications market. It has been operating as a supplier of underwater solutions which include both hardware and software products for over 30 years. It owns key proprietary patented technology including real time volumetric 4D/5D and 6D imaging sonar technology and cutting-edge diving technology, that are used in both the underwater defense and commercial markets. It recently launched its new AI based underwater digital communications system which advances the offering in the market from analog voice communications underwater to digital voice communications underwater. All design, development and manufacturing of our technology and solutions are performed within the Company.

Our imaging sonar technology products and solutions marketed under the name of Echoscope® and Echoscope PIPE® are used primarily in the underwater construction market, offshore renewables, offshore oil and gas, forward looking obstacle avoidance, complex underwater mapping, salvage operations, dredging, bridge inspection, underwater hazard detection, port & harbor security, mining, fisheries, real time 3D monitoring and inspection, commercial and defense diving, and marine sciences sectors. Uniquely our Echoscope® technology is a single sensor for multiple underwater applications and therefore serves a number of discrete market verticals such as breakwater construction, dredging, salvage, landing operations, complex survey and mapping, commissioning and decommissioning of underwater assets.

Our novel diving technology is distributed under the name “CodaOctopus® DAVD” (Diver Augmented Vision Display) to the global defense and commercial diving markets. The DAVD embeds inside of the diver’s head up display (HUD) a pair of transparent glasses which is used as the data hub for displaying real time diving mission data to the diver. We believe that the DAVD system has the potential to radically transform how diving operations are performed globally because it provides a fully integrated singular system for topside control and a fully connected HUD system for the diver allowing both the topside and diver to share a range of critical information including depth (pressure and temperature), compass and head tracking, real time dive timers and alerts, diver position and navigation, ultra-low light enhanced video system and enhanced digital voice communications. Current diving operations are limited in that the diver only shares analog voice communications with the topside without real time information including real time navigation, tracking and mapping of the dive area. The topside must also manage several independent systems for video, communications, and positioning. The Company’s solution addresses these deficiencies. Also, using our sonar technology, diving can be performed in zero visibility conditions, a common problem which besets these operations thereby impacting the ability to perform diving operations when these conditions prevail, safety and the costs of these operations.

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

Our customers include offshore service providers, major oil and gas companies, renewable energy companies, underwater construction companies, law enforcement agencies, ports, mining companies, defense bodies (such as navies), prime defense contractors, research institutes and universities and diving companies.

The Services Business has operations in the USA and UK. Its central business model is working with the prime defense contractors to design and manufacture sub-assemblies for utilization into larger defense mission critical integrated systems (“MCIS”). Examples of such MCIS are the US Close-In-Weapons Support (CIWS) Program for the Phalanx radar-guided cannon used on combat ships and the AN/AQS24 Mine Hunting System Program, both of these being programs of record. These proprietary sub-assemblies, once approved within the MCIS program, afford the Services Business the status of preferred supplier. Such status permits it to supply these sub-assemblies and upgrades in the event of obsolescence or advancement of technology for the life of the MCIS program. Clients include prime defense contractors such as Raytheon, Northrop Grumman, Thales Underwater and BAE Systems. The scope of services provided by the Services Business for the subassemblies they supply extends to concept, design, prototype, contract manufacturing and post-sale support.

Key Pillars for our Growth Plans

Our volumetric real time imaging sonar technology, Echoscope PIPE®, and DAVD are the most promising products for the Company’s near-term growth. We are widely regarded as the leading solution providers for underwater real time 3D visualization.

Our real time 4D/5D/6D Imaging sonars are the only underwater imaging sonars which are capable of providing complex seabed mapping, real time inspection and monitoring and providing 4D/5D/6D data of moving underwater objects irrespective of water conditions including in zero visibility (which is a common and costly problem in underwater operations). Competing products such as the multibeam sonar can perform mapping (but not complex mapping) without the ability to perform real time inspection and monitoring of moving objects underwater. We also believe our Echoscope PIPE® is the only technology that can generate multiple real time 4D/5D/6D acoustic images using different acoustic parameters such as frequency, field of view, pulse length, filters and different beamforming modes allowing users to increase the efficiency of their operations.

We also believe that the DAVD system is poised to radically change the way diving operations are performed globally by providing a fully integrated suite of sensor data shared in real time by the dive supervisor on the surface and the diver. Current diving is done largely by voice command missions from the topside using disparate suite of systems for video data, communications, and positioning. The DAVD technology changes this and offers the market an integrated suite of sensors providing real time mission critical information to both the diver and the dive supervisor on the surface and also allow both of them to visualize the same underwater scene.

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

The DAVD untethered variant (“DUS”) is going through evaluation, and we are contracted under a program designed to “harden” the technology for fast adoption by special forces (“DAVD Hardening Program”). Under the DAVD Hardening Program, since fiscal year 2023, we have received $1.25 million in funding and, have supplied eight DUS systems which are currently used by the Program Sponsor for ongoing field evaluation. We have also continued to provide feature upgrades under this DAVD Hardening Program. We are expecting to receive another $700,000 in funding under the ongoing Hardening Program. Funding is currently delayed due to the upcoming Presidential Elections which have impacted funding under many defense programs. This is not unusual during a Presidential election year. The DUS system represents our most significant market opportunity for the DAVD technology, and we continue to advance the technology based on customer feedback. We continue to receive positive feedback on the DUS from the ongoing field trials by this user community and will reach a significant milestone in the DAVD Hardening Program later this year when we deliver the newly designed optical engines and HUD designed for face masks used by the special forces.

The concept of utilizing a pair of transparent glasses in the HUD underwater, is protected by patent. All component parts of the DAVD system are proprietary to the Company and include overall systems designs, software (4G USE® DAVD Edition), Diver Processing Pack – telemetry system (DPP), Top Side Controller and real time 3D Sonar. The Company benefits from the exclusive license from the United States Department of the Navy at Naval Surface Warfare Center Panama City Division to exploit the utility patent covering the concept of using the pair of transparent glasses as a data hub underwater. The DAVD is an “Approved Navy Use” item and benefits from CE Marking required under UK and European Union safety regulations.

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

Inflation

Inflation measured as the Consumer Price Index has been significant and volatile in the countries in which we operate. Recent trends indicate that inflation is falling. For the 12-month period preceding July 2024, this was:

➢	Denmark 1.1% - source: Statistics Denmark,
➢	UK 3.1% - source: Office of National Statistics; and
➢	USA 2.9% - source: U.S. Bureau of Labor Statistics.

Although inflation is falling, prices which have increased due to inflation over the last year including cost of material and wages have remained at their inflationary-inspired level and have become the base price.

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

Geopolitical tensions

The ongoing war in Ukraine impacts our Services Business as most defense spending is now directed toward land-based applications rather than naval based applications. In addition, the ongoing political tension with China reduces demand for our product in in that country where we understand from our agent network that there is a “Buy-China” policy in place. Furthermore, the ongoing addition of Chinese Suppliers on the US Bureau of Industry and Security (“BIS”) list may affect supply of components which are relevant for our products, making these obsolete and subject to significant re-engineering costs.

Currency Fluctuations

The Company has operations in the UK, USA and Denmark. Our consolidated results include the Company’s foreign subsidiaries’ results which are transacted in their native functional currency and translated into USD for reporting purposes. Unfavorable currency fluctuations may adversely affect our financial results. Revenue and expenses are translated using the average exchange rates in effect during the reporting period. In the Current Quarter, for the purpose of reporting revenue and expenses, the value of the British Pound when compared to the Previous Quarter increased against the USD by 0.7% and the Danish Kroner decreased by 0.8%, respectively. For the purpose of reporting assets and liabilities, the British Pound and the Danish Kroner both increased by 5.8% and 2.4% respectively. The impact of currency fluctuations is discussed more fully below under Item 2 - “Inflation and Foreign Currency”. See also Note 5 (Foreign Currency Translation) to the unaudited consolidated financial statements.

Skills/Resource Shortages and Pressure on Salaries and Wages

We are experiencing skill shortages in areas that are critical to our growth strategy including experienced sales and marketing personnel, software developers, skilled electronic engineers and production technicians and various management positions.

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

Limitations caused by the use of Continuing Resolutions to authorize ongoing spending under Defense Programs

Year to date, we have been affected by funding delays under Defense Programs in the USA including the DAVD Hardening Program. The upcoming Presidential election has resulted in funding gaps and slow down in procurement under Defense Programs. This is not unusual and generally the convention is to postpone new acquisitions until the outcome of the election is decided. This has adversely impacted on order intake and sales emanating from the Americas. As a result, we believe that this has impacted on our year to date sales in the Americas which was $4,688,741 compared to $7,315,039 in the previous year to date period. See Note 13 (Disaggregation of Revenue) for more information on this impact on our Business.

Impact on Revenues and Earnings

We are uncertain as to the extent of the impact the factors disclosed above and in our Form 10-K covering fiscal year ended October 31, 2023 and those disclosed in our Form 10-Qs for the first and second quarters of this fiscal year, are likely to have on our future financial results.

Impact on Liquidity, Balance Sheet and Assets

These factors may adversely impact on our availability of free cash flow, working capital and business prospects. As of July 31, 2024, we had cash and cash equivalents of $25,217,965 and cash provided by operating activities was $458,013 in the nine months to July 31, 2024. Based on our outstanding obligations and our cash balances, we believe we have sufficient working capital to effectively continue our business operations for the foreseeable future.

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

Revenue Recognition

Our revenues are earned under formal contracts with our customers and are derived from both sales and rental of underwater solutions for imaging, mapping, defense, survey and diving applications and from the engineering services that we provide. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential variable additional consideration. Our product sales do not include a right of return by the customer.

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification 740, Income Taxes (ASC 740). Under ASC 740, deferred income tax assets and liabilities are recorded for the income tax effects of differences between the bases of assets and liabilities for financial reporting purposes and their bases for income tax reporting. The Company’s differences arise principally from the use of various accelerated and modified accelerated cost recovery systems for income tax purposes versus straight line depreciation used for book purposes; the restricted stock awards differences between stock award price at the date of award and the fair value price at the date of issuance and from the utilization of net operating loss carry-forwards.

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

Consolidated Results of Operations

Our consolidated financial results include the results of the Company’s foreign subsidiaries (UK and Danish operations). Foreign subsidiaries’ results are translated from their functional currencies into USD for reporting purposes. Fluctuations in currency can therefore impact our translated results, including revenue and income. Revenue and expenses are translated using the average exchange rates in effect during the reporting period. During the Current Quarter, the British Pound strengthened against the USD when compared to the Previous Quarter exchange rate (“the Constant Rate”); whereas the Danish Kroner slightly weakened against the USD. During the Current Quarter our total consolidated revenue was $5,476,544 compared to $4,890,532, in the Previous Quarter. The impact of foreign exchange rate fluctuation between the Previous Quarter and our Current Quarter was negligible. During the Current Quarter total operating expense increased by $155,154 or 6.2%. Income from operations increased by 61.2%. Income before taxes increased by 51.4% and was $1,631,246 compared to $1,077,166 in the Previous Quarter. Further details concerning our financial results in the Current Quarter and the Current Nine Month Period are discussed immediately below.

Segment Summary

Products Business

In the Current Quarter, the Products Business generated $3,048,544 or 55.7% of our consolidated revenues compared to $2,863,251 or 58.5% in the Previous Quarter, representing an increase of 6.5%. Gross profit margin increased from 82.1% in the Previous Quarter to 82.9% in the Current Quarter. In the Current Quarter we recorded sales commissions for this segment of $99,278 compared to $120,724 in the Previous Quarter, representing a decrease of 17.8%. In the Current Quarter total operating expenses increased by 7.3% in the Products Business and were $1,545,374 compared to $1,439,923 in the Previous Quarter. Income before tax was $1,154,300 in the Current Quarter compared to $1,091,700 in the Previous Quarter. Notable in the Current Quarter, sales generated by the Products Business from the USA decreased from $1,321,495 in the Previous Quarter to $682,477. We believe this is a result of the upcoming Presidential Election which has seen funding gaps and slowdown in procurement under Defense Programs (and which has affected programs such as DAVD). This is not unusual and generally the convention is to postpone new acquisitions until the outcome of the election is decided.

Services Business

In the Current Quarter, the Services Business generated $2,428,000 or 44.3% of our consolidated revenues compared to $2,027,281 or 41.5% in the Previous Quarter, representing an increase in sales of 19.8%. Gross profit margin increased from 50.0% in the Previous Quarter to 62.6% in the Current Quarter. This level of gross profit margin for the Services Business is atypical and has arisen because we utilized, against one of our engineering projects, inventory items which were in our stock at a much lower cost than market value. In the Current Quarter total operating expenses decreased by 4.2% in the Services Business and were $535,421 compared to $558,739 in the Previous Quarter and income before tax was $1,030,488 compared to $489,414 in the Previous Quarter. This Business is reliant on funding from Defense Programs.

Results of Operations for the Current Quarter compared to the Previous Quarter

Revenue: Total consolidated revenues for the Current Quarter and the Previous Quarter were $5,476,544 and $4,890,532 respectively, representing an increase of 12.0%. In the Current Quarter, both the Products Business and the Services Business revenues increased over the Previous Quarter.

Gross Profit Margins: Consolidated margin percentage was stronger in the Current Quarter at 73.9% (gross profit of $4,048,538) compared to 68.8% (gross profit of $3,365,224) in the Previous Quarter.

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

In the Current Quarter, gross profit margins for the Marine Technology Business were 82.9% compared to 82.1% in the Previous Quarter. For the Services Business these were 62.6% in the Current Quarter compared to 50.0% in the Previous Quarter. This level of gross profit margin for the Services Business is atypical and has arisen because we utilized, against one of our engineering projects, inventory items which were in our stock at a much lower cost than market value.

Notable factors contributing to the higher gross profit margins include the significant increase in our rental and associated services revenue by the Products Business and the Service Business realizing higher gross margins for the reasons earlier discussed.

Since there are more variable factors affecting gross profit margins in the Marine Technology Business (Products Business), a table showing a summary of break-out of sales generated by this business in the Current Quarter compared to the Previous Quarter is set out below:

	July 31, 2024	July 31, 2023	Percentage
Description	Products	Products	Change
Equipment Sales	$1,349,011	$2,143,203	(37.1)%
Equipment Rental	805,259	303,525	165.3%
Software Sales	251,488	147,453	70.6%
Services	642,786	269,070	138.9%

Total Net Sales	$3,048,544	$2,863,251	6.5%

The decrease in Equipment Sales in the Current Quarter reflects the reduction in orders and sales emanating from the Americas caused by the funding gaps on Defense Programs described earlier. This has affected programs like the DAVD, resulting in reduced orders and sales for this segment in the Americas, which in the Current Quarter was $682,477 compared to $1,321,495 in the Previous Quarter.

In the Current Quarter the Marine Technology Business incurred commission costs of $99,278 compared to $120,724 in the Previous Quarter, representing a decrease of 17.8%.

In the Current Quarter depreciation expenses relating to our rental assets increased by 17.0% and were $105,337 compared to $90,003 in the Previous Quarter.

The main factors impacting the Gross Profit Margin of the Marine Technology Business in the Current Quarter are the reduction in equipment sale in conjunction with a significant increase in rental revenue and associated services (engineering support for rental projects), services and software sales.

Further information on the performance of each business segment including revenues by type and geography can be found in Notes 12 and Note 13 to the unaudited consolidated financial statements for the Current and Previous Quarter.

Research and Development (R&D): R&D expenditures in the Current Quarter were $496,359 compared to $568,287 in the Previous Quarter, representing a decrease of 12.7%.

●	Products Segment

During the Current Quarter the Products Business R&D expenditure decreased by 17.5% and was $459,879 as compared to $557,260 in the Previous Quarter. R&D expenditure is incurred by this business in connection with investments it makes in developing its products and solutions. This expenditure is an essential part of our business, as our market competitiveness is predicated on continued innovation.

●	Services Segment.

During the Current Quarter the Services Business R&D expenditure increased by 230.8% and was $36,480 compared to $11,027 in the Previous Quarter. The Services Business incurs research and development expenses primarily on advancing its Thermite® Octal range of mission computer products with the strategic goals of increasing and diversifying its revenues and improving gross profit margins. As we understand our customer base requirements for these mission computers, we may incur more R&D expenditure on developing this range of products.

			Percentage
Segment	July 31, 2024	July 31, 2023	Change

Products Segment R&D Expenditures	$459,879	$557,260	(17.5)%
Services Segment R&D Expenditures	$36,480	$11,027	230.8%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter increased by 11.7% to $2,161,405 from $1,934,323 in the Previous Quarter.

SG&A includes transactions which are cash charges and non-cash charges. The non-cash charges transactions comprise depreciation, amortization, stock-based compensation, and exchange rate variance charges. In the Current Quarter non-cash transactions as a percentage of SG&A expenses were 15.0 % compared to 17.2% in the Previous Quarter.

The main reason for the increase in our SG&A expenses in the Current Quarter when compared to the Previous Quarter is the increase in Wages and Salaries (by 5.5%), Marketing Costs (by 180.2%) and General Office Costs which increased by 47.8%.

Key Areas of SG&A Expenditure across the Company for the Current Quarter compared to the Previous Quarter are:

	July 31,	July 31,	Percentage
Expenditure	2024	2023	Change
Wages and Salaries	$909,504	$862,493	5.5%
Legal and Professional Fees (including accounting and audit)	$352,671	$359,285	(1.8)%
Marketing	$131,690	$47,002	180.2%

Wages and Salaries – In the Current Quarter this category of expense increased by 5.5%. We anticipate that on a full year basis in the fiscal year 2024 this category will increase materially over the fiscal year 2023. We are currently operating on a reduced headcount and have several vacancies and are also expanding our management team.

Legal and Professional fees decreased and reflect the timing of services performed. On a full year basis, we anticipate this category of expenditures will largely be in line with the Previous Year.

Marketing – In the Current Quarter this category of expense increased by 180.2%. The increase is anticipated within our plans. We anticipate this area of expenditure will increase materially in this fiscal year and subsequent years. As we shift our focus from R&D to business development and marketing, including undertaking efforts to build our brands, we anticipate a significant increase in this area of expenditure. In the Current Quarter, the increased costs are largely a reflection of the fees associated with hiring our Business Development Focus Group Consultants in the USA to assist the Company with developing its Defense Market strategy and identifying opportunities for the Company’s technology within US Defense Programs. On a full fiscal year basis, the cost of this service will be $222,000 excluding travel expenses.

Overhead related costs as a percentage of revenue for Current Quarter, compared to the Previous Quarter

General corporate administrative expenses in the Current Quarter were $576,969 or 10.5% of revenue and $503,948 or 10.3% of revenue in the Previous Quarter, respectively. For more information on general corporate administrative expenses, please see Note 12 (Segment Analysis).

Operating Income: In the Current Quarter operating income increased by 61.2% and was $1,390,774 as compared to $862,614 in the Previous Quarter. The increase in operating income is attributed to the increase in revenue and gross profit. Gross Profit was exceptionally higher in the Services Segment because we utilized against one of our engineering projects inventory items which were in stock at a much lower cost than the market value.

Other Income: In the Current Quarter, we had “total other income” of $240,472 compared to $214,552 in the Previous Quarter, representing an increase of 12.1%. In the Current Quarter we had $230,009 interest income earned on our certified deposit accounts. These accounts are for fixed 3-month rolling periods and constitute “cash equivalents” in our current unaudited Consolidated Financial Statements for the period ended July 31, 2024 (see Note 6 Composition of Certain Financial Statement Captions) for more detailed analysis of this. We anticipate that the interest earned on these certified deposit accounts will remain to be material in the future if we continue to hold this level of cash and interest rates remain at this level.

Income before income taxes: In the Current Quarter, we had income before income taxes of $1,631,246 as compared to $1,077,166 in the Previous Quarter, representing an increase of 51.4%. Income before income taxes largely increased due to an increase in revenue and gross profit in the Current Quarter.

Net Income: In the Current Quarter we had Net Income of $1,274,658 compared to $1,038,780 in the Previous Quarter, representing an increase of 22.7%. Net Income increased in the Current Quarter over the Previous Quarter as a result of the increase in “Income before taxes” for the reasons explained above. However, in the Current Quarter our provision for tax liability was higher than in the Previous Quarter. In general, our tax liability included in our consolidated financial results will depend on the composition of our consolidated income or loss. In particular, the percentage of income or loss attributed to the Company and its US entities, and the percentage of income or loss attributed to its foreign subsidiaries. In the Current and Previous Quarter, we recorded Current Tax Expense of $325,625 (which include an amount of $26,668 relating to adjustments for fiscal year 2023) and $68,771, respectively, representing an increase of 373.5%. We also recorded a Deferred Tax Expense of $30,963 in the Current Quarter compared to a Deferred Tax Benefit of $30,385 in the Previous Quarter. In the Current Quarter the Company’s UK subsidiaries generated a taxable income but have carryforward losses and R&D tax credits which will be used to defray tax liability for these subsidiaries and therefore no provision for tax liability has been made in our consolidated results for the UK subsidiaries in the Current Quarter. The Company’s Danish subsidiary generated a taxable income in the Current Quarter, resulting in a tax provision of 22.0% in our consolidated results. We also made a further provision for Global Intangible Low-Taxed Income of $74,000.

Comprehensive Income. In the Current Quarter comprehensive income was $1,668,038 compared to $1,431,263 for the Previous Quarter reflecting adjustments resulting from foreign currency translations. This category is affected by fluctuations in foreign currency exchange transactions both relating to our profit and loss expenses and valuation of our assets and liabilities on our balance sheet. A significant part of the Company’s operations is based in the UK and Denmark, and therefore a major part of the Company’s assets and liabilities recorded in its consolidated balance sheet and financial transactions are translated from the functional currencies of these subsidiaries into USD for reporting purposes. In the Current Quarter, for the purpose of reporting revenue and expenses, the value of the British Pound when compared to the Previous Quarter increased against the USD by 0.7% and the Danish Kroner decreased by 0.8%, respectively. For the purpose of reporting asset and liabilities, the value of British Pound and the Danish Kroner both increased against the USD by 5.8% and 2.4% respectively. Therefore, in the Current Quarter there was a gain of $393,380 on foreign currency translation adjustment transactions compared to $392,483 in the Previous Quarter. See the section below which concerns “Inflation & Foreign Currency” which shows the impact of the currency adjustments on our Income Statement and Balance Sheet in the Current Quarter compared to the Previous Quarter.

Results of Operations for the Current Nine Month Period compared to the Previous Nine Month Period

Revenue: Total consolidated revenues for the Current Nine Month Period and the Previous Nine Month Period were $15,260,913 and $15,788,325 respectively, representing a decrease of 3.3%. In the Current Nine Month Period, the Marine Technology Business revenues were $10,116,024 or 66.3% of our total consolidated revenue compared to $10,270,839 or 65.1% of our total consolidated revenue, representing a reduction of 1.5% when compared to the Previous Nine Month Period. The Services Business revenues in the Current Nine Month Period and the Previous Nine Month Period were $5,144,889 or 33.7% of our total consolidated revenue and $5,517,486 or 34.9% of our total consolidated revenue, representing a decrease of 6.8%. The decrease in our consolidated revenue in the Current Nine Month Period is largely due to the sharp fall in revenue from the Americas which was $4,688,741 in the Current Nine Month Period compared to $7,315,039 in the Previous Nine Month Period, representing a decrease of 35.9%. We believe this is a result of the upcoming Presidential Election which has seen funding gaps and slowdown in procurement under Defense Programs. This is not unusual in a Presidential Election year and generally the convention is to postpone new acquisitions until the outcome of the election is decided.

Gross Profit Margins: Consolidated margin percentage was higher in the Current Nine Month Period at 71.3% (gross profit of $10,873,708) compared to 68.0% (gross profit of $10,741,470). The main factors which have resulted in the higher margins in the Current Nine Month Period are attributable to our Marine Technology Business which realized an increase in rental revenue and associated engineering support services and incurred lower commission costs. In the Current Nine Month Period gross profit margins for the Marine Technology Business were 78.3% compared to 76.0% in the Previous Nine Month Period. In addition, the Services Business had stronger margin on sales due to a combination of factors including a sale of approximately $100,000 which utilized inventory items which were in our stock at a much lower cost than market value.

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

Services Business

Gross Profit Margins for the Services Business were higher at 57.3% in the Current Nine Month Period compared to 53.1% in the Previous Nine Month Period. This is largely due to the types of engineering projects that are ongoing in the reporting period (contract manufacturing versus design and development work scopes), the former yielding a higher margin profile and exceptionally year to date our revenue includes $100,000 of sales which utilized inventory items which were in our stock at a much lower cost than market value.

Marine Technology Business

In the Current Nine Month Period gross profit margins for the Marine Technology Business were 78.3% compared to 76.0% in the Previous Nine Month Period. The strengthening is largely because of the composition of our sales in conjunction with a reduction in commission costs incurred. In the Current Nine Month Period there were more units of rental and associated engineering support sale (field engineers supporting ongoing customer projects) combined with a significant reduction in commission costs incurred and which were $523,670 in the Current Nine Month Period compared to $696,260 in the Previous Nine Month Period, representing a decrease of 24.8%. A significant percentage of our sales in foreign territories such as South Korea, Japan, China and South Africa are conducted through our sales agents and distributors. In general, gross profit margins are lower on our units of hardware sale than on software, rentals with associated services and technology customization services.

Since there are more variable factors affecting gross profit margins in the Marine Technology Business, a breakdown of sales for this business in the Current Nine Month Period is set out below:

	July 31, 2024	July 31, 2023	Percentage
Description	Products	Products	Change
Equipment Sales	$5,730,411	$7,215,919	(20.6)%
Equipment Rental	1,885,732	1,088,855	73.2%
Software Sales	653,759	784,046	(16.6)%
Services	1,846,122	1,182,019	56.2%

Total Net Sales	$10,116,024	$10,270,839	(1.5)%

The decrease in Equipment Sales in the Current Nine Month Period is largely due to the sharp fall in revenue from the Americas which was $1,660,492 in the Current Nine Month Period compared to $3,562,038 in the Previous Nine Month Period, representing a decrease of 53.4%. We believe this is a result of the upcoming Presidential Election which has seen funding gaps and slowdown in procurement under Defense Programs (which has affected acquisition programs like the DAVD). This is not unusual and generally the convention is to postpone new acquisitions until the outcome of the election is decided.

In the Current Nine Month Period Depreciation expense relating to our rental assets increased by 11.0% and was $292,590 compared to $263,705 in the Previous Nine Month Period.

Further information on the performance of each Segment including revenues by product and geography can be found in Notes 12 and 13 (Segment Analysis and Disaggregation of Revenue) to the unaudited consolidated financial statements.

Research and Development (R&D): R&D expenditures in the Current Nine Month Period were $1,524,817 compared to the $1,538,684 in the Previous Nine Month Period, representing a decrease of 0.9%.

●	Services Business

During the Current Nine Month Period, the Services Business R&D expenditure increased by $93,791 or 379.6% from $24,711 in the Previous Nine Month Period to $118,502 in the Current Nine Month Period. R&D expenditure is primarily incurred by the Services Business on its Thermite® range of mission computers and other developments which the business deem will advance its business strategy. The Thermite® product line remains important to the Services Business for growth and diversification of revenue. As we understand our customer base requirements for the Thermite® mission computers, we may incur more R&D expenditure on developing this range of products.

●	Marine Technology Business

During the Current Nine Month Period R&D expenditure in the Marine Technology Business decreased by $107,658 or 7.1% from $1,513,973 in the Previous Nine Month Period to $1,406,315. R&D expenditure is incurred by this business in connection with investments in developing its products and solutions. This expenditure is an essential part of our business, as our market competitiveness is predicated on continued innovation.

			Percentage
Segment	July 31, 2024	July 31, 2023	Change

Products Segment R&D Expenditures	$1,406,315	$1,513,973	(7.1)%
Services Segment R&D Expenditures	$118,502	$24,711	379.6%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Nine Month Period decreased by 1.4% and were $6,052,350 compared to $6,138,968 in the Previous Nine Month Period.

The modest decrease in SG&A in the Current Nine Month Period is largely attributed to the significant fall in stock compensation expense; most of the other areas of expenditure within this category have increased when compared to the Previous Nine Months including general office costs which have increased by 49.0%.

SG&A includes transactions which are cash charges and non-cash charges. The non-cash charges transactions comprise depreciation, amortization, stock-based compensation charges and exchange rate variance. In the Current Nine Month Period non-cash transactions as a percentage of SG&A were 10.5% compared to 19.0% in the Previous Nine Month Period. In the Current Nine Month Period there was notably a significant reduction in stock based compensation charges which were $86,843 in the Current Nine Month Period compared to $488,764 in the Previous Nine Month Period. Exchange rate variance on transactions in the Current Nine Month Period was $182,626 compared to $341,317 in the Previous Nine Month Period.

Key Areas of SG&A Expenditure across the Group for the Current Nine Month Period compared to the Previous Nine Month Period are:

	July 31,	July 31,	Percentage
Expenditure	2024	2023	Change
Wages and Salaries	$2,748,812	$2,617,304	5.0%
Legal and Professional Fees (including accounting and audit)	$1,190,181	$1,232,157	(3.4)%
Marketing	$317,778	$149,262	112.9%

Wages and salaries in the Current Nine Month Period increased by 5.0% over the Previous Nine Month Period which largely reflects inflationary conditions. We anticipate that on a full fiscal year basis this category will increase materially over the fiscal year 2023 expense. We are currently operating on a reduced headcount and have several vacancies and are also expanding our management team.

The decrease in the “Legal and Professional” category of expenditures in the Current Nine Month Period reflects the timing of services performed. On a full year basis, we anticipate this category of expenditures will be in line with the Previous Year.

Our marketing comprises a range of activities which include trade shows in different parts of the world, particularly in Europe, North America, Asia and the Middle East. As we increase our efforts around sales & marketing, we anticipate this area of expenditure will increase. In the Current Nine Month Period, our marketing costs include fees associated with hiring our Business Development Focus Group Consultants in the USA which have been hired to assist with developing our Defense Market strategy and identifying opportunities for our technology within Defense Programs in the US. On a full fiscal year basis, the cost of this service will be $222,000 excluding expenses.

Overhead related costs as a percentage of revenue for Current Nine Month Period, compared to the Previous Nine Month Period

General corporate administrative expenses in the Current Nine Month Period were $1,642,771 or 10.8% of revenue and $1,866,824 or 11.8% of revenue in the Previous Nine Month Period, respectively. For more information on general corporate administrative expenses, please see Note 12 (Segment Analysis).

Operating Income: Our income from our operating activities in the Current Nine Month Period was $3,296,541 as compared to $3,063,818 in the Previous Nine Month Period, which represents an increase of 7.6%. This is due to the increase in our gross profit in conjunction with a modest decrease in our total operating expense in the Current Nine Month Period.

Other Income: In the Current Nine Month Period, this increased by 88.0% and was $758,864 as compared to $403,693 in the Previous Nine Month Period. In the Current Nine Month Period $716,017 of our Other Income is attributed to interest earned on our 3-month rolling certified deposit accounts. See Note 6 (Composition of Certain Financial Statement Captions) for a more detailed analysis of this. We anticipate that the interest earned on these certified deposit accounts will be material in the future if we continue to hold this level of cash in these accounts and interest rates remain broadly the same or continue to rise.

Net Income before income taxes: In the Current Nine Month Period, we had income before income taxes of $4,055,405 as compared to $3,467,511 in the Previous Nine Month Period, representing an increase of 17.0%. This is largely due to an increase in interest earned on our certified deposit account, which was $716,017 compared to $395,161 in the Previous Nine Month Period. For more information on this, please refer to Note 6 (Composition of Certain Financial Statement Captions) for more information on our certified deposits.

Net Income: In the Current Nine Month Period we had Net Income of $3,319,784 compared to $3,445,114 in the Previous Nine Month Period, representing a decrease of 3.6%. The decrease in Net Income is largely due to an increase in our tax liability. In the Current Nine Month Period we have provided for total tax expense of $735,621 compared to $22,397 in the Previous Nine Month Period. In general, our tax liability included in our consolidated financial results will depend on the composition of our consolidated income or loss. In particular, the percentage of income or loss attributed to the Company and its US entities, and the percentage of income or loss attributed to its foreign subsidiaries. In the Current Nine Month Period we recorded Current Tax Expense of $482,683 compared to $137,555, representing an increase of 250.9% when compared to the Previous Nine Month Period, and Deferred Tax Expense of $252,938 compared to a Tax Benefit of $115,158 in the Previous Nine Month Period. In the Current Nine Month Period the Company’s UK subsidiaries generated a taxable income but have carryforward losses and R&D tax credits which will be used to defray tax liability for these subsidiaries and therefore no provision for tax liability has been made in our consolidated results for the UK subsidiaries. The Company’s Danish subsidiary generated taxable income in the Current Nine Month Period resulting in a tax provision of 22.0% in our consolidated results. We also made provision for Global Intangible Low-Taxed Income of $247,000 for the Current Nine Month Period.

Comprehensive Income (loss). In the Current Nine Month Period Comprehensive Income was $4,305,061 compared to $5,983,620 for the Previous Nine Month Period reflecting significant adjustments resulting from foreign currency translations. This category is affected by fluctuations in foreign currency exchange transactions both relating to our profit and loss expenses and our assets and liabilities on our balance sheet and are largely paper losses or gains, as may be applicable in the reporting period. A significant part of the Company’s operations is based in the UK and Denmark, and therefore a significant part of our financial transactions is performed in British Pounds and Danish Kroner which are translated into USD for reporting purposes. In the Previous Nine Month Period we had a significant gain of $2,538,506 on foreign currency translation adjustment transactions compared to a lower gain on these transactions in the Current Nine Month Period of $985,277. In the Current Nine Month Period, for the purpose of reporting revenue and expenses, the value of the British Pound when compared to the Previous Nine Month Period increased by 2.4% against the USD and the Danish Kroner increased by 0.4%, respectively. For the purpose of reporting asset and liabilities, the British Pound and the Danish Kroner both increased by 5.8% and 2.4% respectively.

See Table 2 under the MD&A section which concerns “Inflation & Foreign Currency”, and which shows the impact of the currency adjustments on our Income Statement and Balance Sheet in the Current Nine Month Period compared to the Previous Nine Month Period.

Liquidity and Capital Resources

As of July 31, 2024, the Company had an accumulated deficit of $7,732,703, working capital of $42,682,046, cash and cash equivalent of $25,217,965 and stockholders’ equity of $52,805,037. For the nine months ended July 31, 2024, the Company’s operating activities provided cash of $458,013.

The Company entered into a $4,000,000 revolving line of credit with HSBC NA on November 27, 2019, at prime. The outstanding balance on the line of credit was $0 as of July 31, 2024. This revolving credit line will expire on November 26, 2024, unless renewed.

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

The Company’s consolidated results are a combination of its US and foreign operations and these companies maintain their accounts in the functional currencies of their jurisdictions, which are noted above. Fluctuations in currency exchange rates can directly impact on the Company’s sales, profitability and financial position when the transactions of the foreign subsidiaries are translated from their functional currencies into USD for financial reporting purposes. In addition, the Company is also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables incurred in the ordinary course of its business operations (cross-border transactions such as inventory purchasing). In general, the Company’s subsidiaries perform financial transactions in their native currencies. Occasionally a subsidiary may perform financial transactions in currencies other than its native or functional currency (purchasing inventory from a foreign supplier, for example, in foreign currency). Furthermore, the Company holds significant cash balances in foreign currencies, such as British Pound, Euro and Danish Kroner. The Company cannot predict the extent to which currency fluctuations may affect its business and financial position, and there is a risk that such fluctuations may have an adverse impact on the Company’s sales, profits and financial position.

Through applying the Constant Rate to the Income Statement Transactions and the Balance Sheet Transactions, the impact of foreign exchange fluctuations can be evaluated. “Constant Rate” is defined as follows:

“Revenue and Expenses (Income Statement Transactions) for the three months ended July 31, 2024” the Constant Rate is defined as the prevailing average exchange rate which was applied in the Previous Quarter.

“Revenue and Expenses (Income Statement Transactions) for the nine months ended July 31, 2024” the Constant Rate is defined as the prevailing average exchange rate which was applied in the Previous Nine Month Period.

“Balance Sheet Transaction” the Constant Rate is defined as this is the prevailing exchange rate as of October 31, 2023.

Information is not specified for INR as there is a limited scope of operations in this jurisdiction and therefore contributions are immaterial. However, the information for INR is included in the totals.

Table 1: Three Months ended July 31, 2024 (Current Quarter)

	Based British Pounds		Based Australian Dollar		Based Danish Kroner		TOTAL USD
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	*Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
	($)	($)	($)	($)	($)	($)	($)	($)	($)
Revenues	1,627,093	1,615,868	-	-	1,385,323	1,396,140	3,012,416	3,012,008	408
Costs	1,946,764	1,933,334	1,426	1,428	182,633	184,059	2,139,253	2,127,369	11,884
Net profit (losses) from operations	(319,671)	(317,466)	(1,426)	(1,428)	1,202,690	1,212,081	873,163	884,639	(11,476)
Assets	25,127,280	23,744,486	20,015	19,395	1,673,230	1,633,638	26,833,031	25,410,084	1,422,947
Liabilities	(1,556,565)	(1,470,905)	(1,866)	(1,808)	(455,602)	(444,822)	(2,023,951)	(1,927,499)	(96,452)
Net assets	23,570,715	22,273,581	18,149	17,587	1,217,628	1,188,816	24,809,080	23,482,585	1,326,495

This table shows that net income from operations increased in the Current Quarter by $11,476 and net assets decreased by $1,326,495, when applying the Constant Rate applied in the Previous Quarter (versus the Current Quarter’s exchange rate).

* Total Effect summary column data is the difference between the Actual Results in the reporting period and the results when the Constant Rate is applied.

Table 2: Nine Months ended July 31, 2024 (Current Nine Month Period)

	Based British Pounds		Based Australian Dollar		Based Danish Kroner		TOTAL USD
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	*Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
	($)	($)	($)	($)	($)	($)	($)	($)	($)
Revenues	7,425,667	7,248,603	-	-	3,056,883	3,045,800	10,482,550	10,294,403	188,147
Costs	6,404,678	6,251,959	5,308	5,408	550,356	548,361	6,980,782	6,828,458	152,324
Net profit (losses) from operations	1,020,989	996,644	(5,308)	(5,408)	2,506,527	2,497,439	3,501,768	3,465,945	35,823
Assets	25,127,280	23,744,486	20,015	19,395	1,673,230	1,633,638	26,833,031	25,410,084	1,422,947
Liabilities	(1,556,565)	(1,470,905)	(1,866)	(1,808)	(455,602)	(444,822)	(2,023,951)	(1,927,499)	(96,452)
Net assets	23,570,715	22,273,581	18,149	17,587	1,217,628	1,188,816	24,809,080	23,482,585	1,326,495

This table shows that net income from operations decreased in the Current Nine Month Period by $35,823 and net assets by $1,326,495, when applying the Constant Rate applied in the Previous Nine Month Period (versus the Current Nine Month Period exchange rate).

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial (and Principal Accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of July 31, 2024. Based upon that evaluation the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the reporting period covered by this report.

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

Item 1A. Risks Factors

Not required for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended July 31, 2024, we issued 3,750 shares of common stock to a consultant for consulting services. Another 1,500 shares of common stock were due to be issued to this consultant in the said three month period but have not yet been issued. Total stock compensation expense related to these issuances was $33,548.

The offer, sale and issuance of the above-mentioned securities was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering. All purchasers of securities in transactions exempt from registration pursuant to Regulation D represented to us that he is a accredited investor and acquired the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and he could bear the risks of the investment and could hold the securities for an indefinite period of time. The consultant received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

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

Coda Octopus Group, Inc. (Registrant)

Date: September 16, 2024	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: September 16, 2024	/s/ Gayle Jardine
Gayle Jardine
Interim Chief Financial Officer

