Form 10-K
period 2024-10-31
Coda Octopus Group, Inc.
filed 2025-01-29
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

●	State issuer’s revenues for its most recent fiscal year: $20,316,161

●	State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 30, 2024 representing the last business day of the registrant’s most recently completed second fiscal quarter: approximately $41,343,000.

●	State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,218,804 as of January 25, 2025.

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

PART I

ITEM 1. BUSINESS

Corporate Information

Our principal executive offices are located at 3300 S. Hiawassee Rd, Orlando, FL 32835. Our telephone number is +1 (407) 735-2406. We maintain a corporate website at www.codaoctopusgroup.com. The reference to the Company’s website address does not constitute incorporation by reference of the information on the Company’s website into this Form 10-K.

Overview

Coda Octopus Group, Inc. (“Coda” “the Company” or “we”), through its wholly owned subsidiaries, operates two distinct segments:

●	the Marine Technology Business (also referred to in this Form 10-K as “Products Business”, “Products Operations” or “Products Segment”); and

●	the Marine Engineering Business (also referred to in this Form 10-K as “Engineering Business”, “Engineering Operations”, or “Services Segment”).

Marine Technology Business (Products Segment)

Our Marine Technology Business is a technology solution provider to the underwater market. It owns key proprietary and unique technology comprising its real time volumetric imaging sonar technology (Echoscope® technology) and diving technology (Diver Augmented Vision Display - “DAVD”), both of which are applicable to the underwater market, and which are used in the commercial offshore and defense sectors. It also sells other proprietary subsea products such as its geophysical hardware and software solutions and inertial navigation systems. All innovations, design, development and manufacturing of our products are performed within the Company. As part of our patent strategy, we endeavor to actively protect our innovations by seeking patent protection where appropriate.

Our imaging sonar series is marketed under the name Echoscope® and Echoscope PIPE® and are used primarily in the underwater construction, offshore renewables, and offshore oil and gas, complex underwater mapping, salvage operations, dredging, bridge inspection, navigation of underwater hazard, port and harbor security, mining, commercial and defense diving, marine sciences sectors and more broadly applications for real time 3D monitoring, inspection and visualization underwater. Uniquely, the Echoscope® technology is a single sensor for multiple underwater applications that can be used to image in 3D, moving objects in zero visibility water conditions. Competing technologies such as the multibeam primary function is for mapping the seabed and are not real time 3D sonars.

Our diving technology marketed under the name “CodaOctopus® DAVD” addresses the global defense and commercial diving markets. We have two variants of the DAVD: the tethered and untethered variant. The tethered variant is used with a connection to a surface vessel and the untethered variant is not connected to a surface mothership for air supply.

The DAVD solution has the potential to radically change how diving operations are performed globally because it delivers real time information simultaneously to the divers underwater and their surface-based dive supervisors. The DAVD Head- Up Display (“HUD”) is used as a data portal for the diver while underwater. Various types of information are displayed to the diver in the HUD in real time and there by obviating the need for voice instructions.

The DAVD untethered solution (“DUS”) is designed for the Defense and Military market where diving is performed without connection to a surface vessel. These divers are typically military divers performing special forces operations, mine detection and clearance or reconnaissance and surveillance. Similar to the tethered variant, the DAVD HUD is used for displaying a range of mission-related information to the diver.

DAVD’s concept of using a pair of glasses, which is capable of augmented reality display, inside the face mask, helmet or other diving suits is protected by patent. The Company has an exclusive license to exploit this utility patent.

The Marine Technology Business operates through our wholly owned subsidiaries Coda Octopus Products, Inc., (Orlando), Coda Octopus Products Ltd (UK), Coda Octopus Products A/S (Denmark) and branch office Coda Octopus Products A/S in The Netherlands)), and Coda Octopus Products (India) Private Limited (India).

Marine Engineering Business (Services Segment)

Our Marine Engineering Businesses are suppliers of embedded solutions and sub-assemblies which they design and manufacture and sell as a component of mission critical integrated defense systems. The Services Segment established its business in 1977 and has been supporting a number of significant defense programs of record for over 40 years, including Raytheon’s Close in Weapon Support (CIWS) and Northrop Grumman’s Mine Hunting Systems Program (AQS-24) Program. The Services Segment’s business model entails engineering components for integration into broader defense programs, such as the CIWS program. Typically, they supply prototypes units which are validated for integration and thereafter, subject to meeting the acceptance criteria, these lead to contracts for manufacture, repair and upgrade for the life of the program, which can span decades. We enjoy sole source status for the parts that we design and supply into these programs. This business model ensures recurring and long tail revenues. Coda Octopus Colmek, Inc. and Coda Octopus Martech Ltd, qualify as small businesses. This opens opportunities under state requirements to collaborate with Prime Defense Contractors on these programs. A significant part of the revenues generated by the Marine Engineering Business is highly concentrated and are usually derived from a small number of prime defense contractors such as Raytheon or Northrop. In any one financial year, between 20% to 30% of our consolidated revenues may be derived from these customers either alone or collectively.

The Services Segment operates through our wholly owned subsidiaries, Coda Octopus Colmek, Inc (“Colmek”), which is based in Salt Lake City, Utah and which we acquired in 2007, and Coda Octopus Martech Limited (“Martech”), which is based in Portland, United Kingdom and which we acquired in 2006.

Newly Acquired Third Business Unit into the Group’s Products Segment

On October 29, 2024 we acquired Precision Acoustics Limited (hereinafter referred to as “PAL”), a company established under the laws of England. This Company is a recognized leader in the ultrasound and acoustic measurement field. Specializing in acoustic hydrophone design and innovative acoustic materials, they provide a comprehensive range of products and solutions, with a primary focus on medical imaging and Non-Destructive Testing (NDT). NDT is used to validate the viability of structures such as aircraft, ship hulls, wellheads and other subsea structures. Their expertise extends to working closely with national and global standard-setting bodies (such as the National Physical Laboratory of the UK), contributing to the establishment of the primary measurement standards in the industry. This business was acquired to gain access to their expertise and leverage this across the group including in the area of advancing the Echoscope® technology. We believe the addition of their expertise and capabilities positions the Group to qualify to compete for larger Defense contracts.

For segment reporting purposes this newly acquired Company will be reported within our Products Segment.

Therefore, our Products Segment will now comprise PAL and our Marine Technology Business.

Cross-Group Synergies

Our Marine Technology Business and Marine Engineering Services Business both have established synergies in terms of customers, technologies and specialized engineering skills for robust, rugged, and repeated engineering solutions relating to data acquisition, data computation and display of the data. Increasingly drawing on each part of the business strengths, the Marine Technology Business and Marine Engineering Business work jointly on projects including responding jointly for responding to invitations to tender for new projects with broader scope. We believe the Services Business is important to our overall growth strategy as it brings significant engineering depth for the development of the technology solutions offered by the Marine Technology Business. This also ensures tighter control over our intellectual property rights, which are important for our market position. The addition of the expertise of PAL in the field of acoustics and NDT positions the Group to consolidate its capabilities and therefore jointly compete for larger Defense contracts.

Key Pillars for our Growth Plans

Our Echoscope® and DAVD technologies are our most promising products and solutions for the Company’s near-term growth.

We believe that our real time 3D/4D/5D/6D imaging sonars are the only acoustic imaging sonars capable of providing real time 4D imaging of moving objects in zero visibility water conditions and making real time 3D physical measurements of objects underwater. Competing acoustic imaging sonars such as the multibeam sonars are primarily seabed mapping tools which are not designed to perform complex seabed mapping or imaging of moving objects in 3D underwater. The Echoscope® technology therefore is a key sensor for underwater construction activities, inspection and monitoring in real time 3D. We also believe that our new generation of Echoscope PIPE® is the only sonar that can generate concurrently multiple real time 3D/4D/5D/6D acoustic images using different acoustic parameters in real time such as field of view, pulse length, filters, beam density and various beamforming modes. This has the potential to reduce the number of underwater sensors that are required on a project at any one time and therefore improve the efficiency of these underwater operations.

In our industry we are widely considered the leading solution provider for underwater real time 3D visualization.

We also believe that the DAVD solution is poised to radically change the way diving operations are performed by providing a fully integrated suite of sensor data which can be shared in real time by the dive supervisor on the surface vessel and the diver by displaying the required data in the DAVD HUD. Current diving is done largely by poor analog voice command missions (with the diver supervisor on the surface providing verbal instructions to the diver underwater) using a disparate suite of systems for video data, communications, and positioning, which is not available to the diver firsthand. Furthermore, by combining the DAVD with our real time 3D sonars, (Echoscope®), it allows diving to be performed in difficult water conditions (turbidity or zero visibility issues) and thus addresses the common problem of underwater operations having to be aborted due to visibility issues.

The DAVD tethered version, which has now been moved from the customer’s research and development phase into its operational phase, is now in early-stage adoption and is currently operational across nine naval commands within the US Navy. This means that the DAVD tethered version is now a standard item available for purchase and for which budget lines can be established within the various user commands within the Navy.

In the Current FY we continued our global marketing campaigns for the adoption of the DAVD tethered system outside of the US Navy. We believe we have made significant progress with these campaigns. Due to funding shortage on US Defense Programs during the Fiscal Year 2024, funds were not allocated for the DAVD tethered system. We are aware that a number of commands have requested DAVD systems, but these are awaiting budget approval. We do not believe these opportunities have gone away but until the Federal Budget is in place by the new Administration, we expect that US Defense Programs will continue to be funded through continuing resolutions under which there is limited funding available. This may result in a shift of spending priorities which may impact on the level of allocation of funding to programs like the DAVD.

We continue to see great interest in the technology from the marketplace and as we introduce the new generation of the DAVD Augmented Reality HUD, this has galvanized solid interest in the technology.

We are actively working on the DAVD untethered system under a funded joint program with the US Navy and a Foreign Navy, (the “DUS Hardening Program”) where the DAVD technology is being hardened for adoption by the special forces. We have made solid progress under this program and have received positive feedback by these customers. In the Fiscal Year 2024, we did not receive the level of funding anticipated for the DUS Hardening Program due to the reduced funding available under continuing resolutions. Until the Federal Budget is adopted by the new Administration, we anticipate reduced funding for US Defense Programs which may impact the allocation of funding to the DUS Hardening Program and affect the time scales to which we are working for completing the deliverables under this program. Despite this reduced level of funding in the FY 2024, we have achieved a critical milestone (a major pre-requisite for the success of the DUS Hardening Program and we delivered the new generation of the DAVD HUD solution. This next-generation DAVD HUD technology platform boasts a more compact design, a 200% increase in resolution, and an expanded field of view. These enhancements significantly improve compatibility with specialized dive helmets and masks, unlocking new possibilities for previously underutilized applications and markets. This accomplishment represents a major milestone in the success of the DUS Hardening Program. We continue to believe that the DUS variant represents the biggest market opportunity for the DAVD technology in the USA with the addressable market including defense, law enforcement and first responders.

The concept of utilizing a pair of transparent glasses in the HUD underwater for this purpose, is protected by patent. All component parts of the DAVD system are proprietary to the Company and include software (4G USE® DAVD Edition), Diver Processing Pack – telemetry system (DPP), topside Supervisor Console Controller and real time 3D Sonar. The Company benefits from the exclusive license from the U.S. Department of the Navy at Naval Surface Warfare Center Panama City Division to utilize the utility patent covering the concept of using the pair of transparent glasses as a data hub underwater. The DAVD tethered variant is classified as an “Authorization for Navy Use” item and also benefits from CE marking certifying that the DAVD system meets the essential health, safety and environmental requirements of the UK and European Union. The untethered variant is currently going through validation process.

Our corporate structure is as follows:

* For operational purposes, although the newly acquired PAL will, for segment reporting purposes, be reported as part of the Products Segment, this will continue to be a separate business unit from the Marine Technology Business, as it operates in a different market sector from the Marine Technology Business.

Corporate History

The Company began as Coda Technologies Limited. This company now operates under the name Coda Octopus Products Limited, a United Kingdom corporation formed in 1994 as a start-up company with its origins as a research group at Heriot-Watt University, Edinburgh, Scotland. Initially, its operations consisted primarily of developing software for subsea mapping and visualization using sidescan sonar (a technology widely used in commercial offshore geophysical survey and naval mine-hunting to detect objects on, and textures of, the surface of the seabed).

In June 2002, we acquired Octopus Marine Systems Ltd, a UK corporation, and changed our name to Coda Octopus Limited. At the time of its acquisition, Octopus Marine Systems was producing geophysical products broadly similar to those of Coda, but targeted at the less sophisticated, easy-to-use, “workhorse” market.

In December 2002, Coda Octopus Ltd acquired OmniTech AS, a Norwegian corporation, which became a wholly owned subsidiary of the Company, and which subsequently changed its name to Coda Octopus R&D A/S. At the time of acquisition, this company had been engaged for over ten years in developing a revolutionary imaging sonar technology capable of producing real time three-dimensional (“3D”) underwater images for use in subsea activities. Coda Octopus Products Limited (Edinburgh based) then developed our visualization software (Underwater Survey Explorer) to control and display the images from the real time 3D sonar device. This patented technology is now marketed by us under the brand name “Echoscope®” and Echoscope PIPE®. All activities of this now-defunct Norwegian subsidiary, Coda Octopus R&D A/S, have been transferred to Coda Octopus Products Limited (Edinburgh).

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

In June 2006, we acquired Coda Octopus Martech Limited, which is part of our Services Segment or Marine Engineering Business. This is an English corporation.

In April 2007, we acquired Coda Octopus Colmek, Inc., which is part of our Services Segment or Marine Engineering Business. This is a Utah corporation.

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

On October 29, 2024, we acquired into the Group, Precision Acoustics Limited, a company established under the laws of England. This company was acquired to gain access to its expertise and expand our capabilities and offering to the market. It was also acquired to leverage its existing technologies and expertise, which are used in other market sectors, into one of our main markets, the subsea market.

Coda Octopus Group, Inc., is organized under the laws of the State of Delaware as a holding company that conducts its business through its subsidiaries, several of which are organized under the laws of foreign jurisdictions, including England, Scotland, Denmark, The Netherlands, Australia and India. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries. These companies’ operations must comply with the laws of the countries under which they are incorporated, and these laws are likely to be different from the equivalent laws of the United States.

Marine Technology Business (“Products Segment”)

Our Marine Technology Business develops proprietary solutions for both the commercial and defense subsea market. The range of solutions which it offers to the market are complementary and include:

Product	Family	Composition
Real time volumetric imaging sonar	Echoscope®/ Echoscope PIPE® range	Hardware and Software
Diving Technology	Diver Augmented Vision Display (DAVD) range	Hardware and Software
Digital Audio Communications System	Voice HUB_4	Hardware and Software
GNSS-Aided Navigation Systems (providing heading, pitch, yaw and roll data at sea)	F280 Series®	Hardware and Software
Geophysical Solutions (used in conjunction with sidescan and sub-bottom data acquisition)	DA4G®, GeoSurvey® and Survey Engine	Hardware and software

These products and/or solutions are sold, rented or leased into various marine sectors such as:

●	Marine geophysical survey
●	Offshore Renewables (“Wind Energy”)
●	Underwater construction, inspection and monitoring
●	Diving Companies
●	Commercial and Defense Diving
●	Salvage and decommissioning
●	Oil and Gas (O&G”)
●	Robotics
●	Commercial fisheries
●	Environmental, mammal and habitat monitoring
●	Underwater Defense Applications
●	Marine vehicles and robotics
●	Port and Harbor Security, law enforcement and first responders
●	Research and education

1. Geophysical Range of Products

The Geophysical range of products is marketed under the brands DA4G®, GeoSurvey® and Survey Engine®. We started our business in 1994 designing and developing the GeoSurvey® software and hardware package for acquisition and processing of sidescan sonar and sub-bottom profiler data. For over two decades, our GeoSurvey has been an industry leading software package in the market for data acquisition and interpretation and provides feature rich solutions and productivity enhancing tools for the most exacting survey requirements. Designed specifically for sidescan and sub-bottom data acquisition, GeoSurvey® has been purchased by numerous leading survey companies throughout the world and has been the workhorse for processing data for Oil & Gas companies for many years. The DA4G® is the hardware acquisition system and both GeoSurvey® and Survey Engine® are complementary software packages which are used for processing the data post-acquisition.

2. Inertial Positioning and Attitude Measurement Systems (“Motion Products”)

We have been selling our GNSS Aided Inertial Measurement Systems for over 15 years. Our current generation of F280 Series® was released to the market in 2021 and is used to provide data on accurate positioning, heading, pitch, roll and yaw at sea. The F280 Series® is an advancement of our F180® series and is highly complementary to our real time Echoscope® sonar series and they are packaged together to provide a more comprehensive solution. The products within the F280 Series ® range can be sold with or without our Echoscope®.

3. Real Time Volumetric Imaging Sonars (ranging from 3D/4D, 5D and 6D)

We design, develop and supply what we believe is the world’s most advanced series of real time volumetric imaging sonar (Echoscope® and Echoscope PIPE®). This is the culmination of over 25 years of research and development. Our sonar innovations are multi-tiered and extend to hardware, firmware and software, all of which co-exist and are co-dependent on each other. In other words, hardware, firmware and software operate as sub-systems to each other. We believe that the highly complex nature of this new technology will make it extremely difficult to reverse engineer our sonar products.

Prior to 2018, we were selling our third generation of Echoscope imaging sonar (3G Sonar Series). In January 2018, we launched our 4G Sonar Series which were largely form factor revisions, and removed several barriers to adoption, (size, weight, power and price). Building on 4G developments, we continued our innovation and in 2021 released our latest generation of sonar, Echoscope PIPE® to the market which advanced the capabilities of the technology and antecedent sonar products significantly.

We believe that the Echoscope PIPE® technology is superior to the other imaging sonars in the market as it generates real time 3D, 4D, 5D and 6D images of the underwater environment irrespective of low or zero visibility conditions and, unlike conventional sonars, can image a volume of data (as opposed to a slice of data). The capability of our volumetric imaging sonars covers a broad breadth of activities underwater particularly for any form of real time monitoring in 3D, underwater construction, salvaging, placements, decommissioning, obstacle avoidance, complex underwater mapping and real time 3D navigation in zero visibility conditions. Uniquely also, using a single sensor (our Echoscope PIPE®) range we can provide different data outputs to the various parts of the survey team, thus reducing the number of different sensors required on these underwater projects, and ultimately reducing the costs associated with these operations.

About the Company’s 5D and 6D Sonars Innovations

5D and 6D imaging sonars are new to the subsea market and constitute an innovation by the Company. We have several patent applications pending for these innovations.

5D Sonars (Echoscope PIPE®)

The advancement that the Company has made with its 5D Sonars is the ability to process and utilize much more of the data that is acquired and processed by our volumetric imaging sonars. Prior to this, due to limitation of processing technologies, there was an upper limit to the amount of data our antecedent sonars could acquire and process. This meant that in the previous generation of sonars (3G and 4G series) when a signal was emitted, they returned a single range and intensity value per beam. In our 5D Sonars we return multiple range and intensity values per beam (Full Time Series data). This new capability provides more information about the underwater environment.

6D Sonars (Echoscope PIPE®)

The Company’s 6D Sonars process and utilize much more of the data acquired by the sonar. 6D Sonars generate multiple real time 3D full time series images. In the previous generation of sonars (3G and 4G series), we could image and display one 3D image in real time. Our PIPE technology generates multiple 3D images simultaneously in real time using different sonar/acoustic parameters (such as different beamforming methods, frequency, range, field of view, pulse length and other acoustic filters or shading). This allows for different data sets to be provided to different parts of the survey team in real time (thus consolidating the sensors and the associated costs and effectiveness of the solution). We are not aware of any sonars that offer either 5D or 6D Capability.

Echoscope® Sonar Hardware

We believe our 5D and 6D series of sonars herald a significant leap forward in real time subsea imaging as this inventive capability allows a single sonar to provide different parts of the survey operations with multiple real time 3D data sets (as opposed to one 3D dataset) for each part of the survey teams’ requirements.

Current competing imaging technologies such as the single beam, multibeam and scanning sonars are either real time 2D imaging sonars or 3D imaging sonars which are not capable of real time 3D imaging, that is to generate a 3D image underwater of moving objects. The competing 3D technology, the multibeam, which is the current standard bearer for imaging sonars in the market is for mapping of the seabed. The Echoscope® technology can also map the seabed (and is superior to the multibeam for complex mapping and inspection of complex underwater structures) and in addition can image moving objects underwater in 3D. The Echoscope® is therefore the primary tool of choice for inspecting and monitoring in real time 3D all types of underwater operations and is the only choice in poor visibility conditions. In addition, the Echoscope® in many instances enables the user to monitor underwater operations from a surface vessel replacing the Remotely Operated Vehicles (ROVs) thus bringing considerable cost savings to our customers.

Echoscope® Software

The Echoscope® technology is used in conjunction with our internally developed software (USE, Construction Monitoring System (CMS), 4G USE® and 4G USE® DAVD Edition). The software is a critical component of the capabilities and features of our sonar series.

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

DAVD is a complete end-to-end diver management solution incorporating as a key element a high-resolution, fully transparent glass head-up display, HUD, integrated directly inside the diving helmet (for hard hat surface air supply diving) or full-facemask (for tethered and untethered defense, commercial and recreational diving applications) or diving suits. In October 2024, we released to the US Navy for evaluation our new generation of Augmented Reality DAVD HUD. The new generation of the DAVD HUD is much smaller and has a higher resolution and therefore offers great flexibility for use in helmets and facemasks for diving. This new generation removes some of the form factor barriers which limited the types of helmets or masks that could be used with our previous generation of the DAVD HUD. The delivery of the new generation of DAVD HUD is a key milestone under the funded DUS Hardening Program.

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

How does DAVD Change this?

The DAVD system addresses all the challenges described above including removing the interpretation of the underwater scene to the topside by providing the diver with real time data and first-person interpretation. The DAVD technology benefits not only the diver and direct supervisor on the surface, but also engineers, end-clients, rescue workers and support personnel who all have a vested interest in a successful and safe diving mission. DAVD provides the location of the diver, the dive support vessel, work site assets and any hazards that are known or discovered in real-time. Real-time compass and depth are also displayed to the diver to reduce disorientation. Visibility for the diver and team is significantly enhanced with both real-time camera and 3D sonar data (providing underwater night-vision) and also high-resolution maps and models of the entire work site and surroundings. Communication is transformed from low quality audio speech to high quality digital audio and video, text messaging, visual alerts and automated navigation guidance. The safety of the diver and team is paramount. DAVD ensures the Diver and Supervisor are visually synchronized and can safely coordinate movement, tasks and instructions with full health monitoring and logging of the entire mission. Using the current method of diving, data and information sharing end when the diver leaves the surface.

The DAVD is a significant technology for both defense and commercial underwater diving applications, and we believe that we have the opportunity to standardize this technology globally. The DAVD comprises both hardware comprising the HUD, Diver Processing Pack (DPP), cables and topside Control Unit (DAVD Control Panel) along with 4G USE® DAVD Edition real time visualization software. These developments and products have been performed by the Company.

The DAVD is currently in early-stage adoption with the US Navy and enjoys the benefit of the classification Authorization for Navy Use (ANU) item. DAVD also is certified for CE markings which covers compliance with the European Union and the United Kingdom health environmental and health and safety requirements.

We are marketing the DAVD (through live demonstrations) globally to navies and the commercial diving market. We have significant interest from a number of reputable global commercial offshore service providers and are working with them for the early adoption of the technology and also a number of European friendly Navies including the UK Ministry of Defense (MOD).

Marine Technology Business Accreditations

Coda Octopus Products Limited has the requisite accreditations for its business including being Lloyds Register accredited to ISO 9001:2015 and Cyber Essentials Plus certification.

Newly Acquired Business Unit - Precision Acoustics Limited (“PAL”)

PAL, which is UK based, was acquired into the Group on October 29, 2024. This Company is a recognized leader in the ultrasound and acoustic measurement field. Specializing in acoustic hydrophone design and innovative acoustic materials, they provide a comprehensive range of products and solutions, with a primary focus on medical imaging and Non-Destructive Testing (NDT). NDT is used to validate the viability of structures such as aircraft, ship hulls, wellheads and other subsea structures. Their expertise extends to working closely with national and global standard-setting bodies (such as the National Physical Laboratory of the UK), contributing to the establishment of the primary measurement standards in the industry. For segment reporting purposes, this Company financial results will be reported as a third unit under the Products Segment.

PAL has the requisite accreditations for its business including being Lloyds Register accredited to ISO 9001:2015 and Cyber Essentials certification.

Marine Engineering Businesses (“Services Segment”)

Our Marine Engineering Businesses comprise Coda Octopus Colmek, Inc. which is based in Salt Lake City and Coda Octopus Martech Limited which is based in the United Kingdom.

They largely operate as sub-contractors to prime defense contractors, and their engineering solutions typically constitute sub-components designed for integration into larger defense programs of record where high levels of reliability and quality are essential pre-requisites for securing and maintaining these agreements with their customers. Typically, they prototype subassemblies for their customers and after going through various acceptance tests, including first article inspection approvals, they are then awarded the manufacturing contracts. Many of these manufacturing contracts have a repeat orders profile which typically follows the life cycle of the defense program that is using the subassembly component within the broader program.

These arrangements often give the Marine Engineering Business long term preferred/sole supplier status for the sub-components they supply into these programs and provide them with opportunity to participate in any requirements for technology refresh or obsolescence management for the components supplied. They generally use these long-standing relationships to win more contracts with these customers.

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

Coda Octopus Martech Limited (“Martech”)

Martech, which is UK-based, operates in the specialized niche of bespoke design and manufacturing services mainly to the United Kingdom defense and subsea industries. Its services are provided on a custom subcontract basis where high quality and high integrity devices are required in small quantities. Their skill set includes both hardware and software design.

Martech enjoys pre-approvals to allow it to be short-listed for certain types of government contracts. Much of the more significant business secured by Martech is through the formal government or government contractor tendering process. Martech has the requisite accreditations for its business including being Lloyds Register accredited to ISO 9001:2015 and Cyber Essentials Plus certification.

Coda Octopus Colmek, Inc. (“Colmek”)

Colmek, which is USA-based, are suppliers of embedded solutions and sub-assemblies which they design and manufacture and sell into mission critical integrated defense systems such as the Close-In-Weapons System (CIWS). This business was established 1977 and has been supporting several significant US defense programs for over 40 years, including Raytheon’s CIWS and Northrop Grumman’s Mine Hunting Systems Program (AQS-24). Colmek’s business model entails designing sub-assemblies which are components of broader defense programs. Colmek is the sole source for the parts that they supply to these programs. This business model ensures recurring and long tail revenues since we continue to supply parts, typically for the life of the program, which can span decades. Their work scope typically extends to both hardware and software design.

Colmek has the requisite accreditations for its business including being Lloyds Register accredited to ISO 9001:2015 and NIST (National Institute of Science and Technology) 800-171 certification.

Sales and Marketing

The Marine Technology Business markets its products through its internal sales team, website, industry events such as trade shows, webinars, live demonstrations of the technology, industry relationships and a network of non-exclusive agents in foreign countries such as Japan, China, Korea and South Africa.

PAL markets its products through its internal sales team, its website and a network of non-exclusive agents in Japan, China, India and Korea.

Colmek markets its products through its internal sales team, website, industry events and agents in the US and Canada.

Martech markets its products through its internal sales team, website and industry events.

Competition

In our Marine Technology Business (Products Business), we are exposed to the following competitive challenges:

Data Acquisition Products (Geophysical Products)

A small percentage of our revenue is generated from our geophysical range of products.

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

A small percentage of our revenue is generated from our F280 Series®.

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

A significant portion of our revenue is generated from our Echoscope® technology.

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

Companies such as Kongsberg Gruppen, R2Sonic, LLC, Tritech International Ltd., United Kingdom, BlueView Technologies Inc., USA (now a part of Teledyne Technologies Incorporated), and Norbit Group AS Norway and Kraken Robotics are examples of companies offering imaging sonar solutions (such as multibeam sonars, SAS sonars and/or 2D scanning sonars), but none of these sonar offerings are directly comparable or competitors to our real time volumetric 3D/4D/5D and 6D sonar solutions as their scanning sonar, single beam or multibeam sonars are not real time 3D imaging sonars and therefore cannot image moving targets underwater.

Specifically, we believe that they do not have the same capabilities as our Echoscope® technology in terms of real time inspection and monitoring by generating 3D, 4D, 5D and 6D images of moving objects underwater including in environments in low or zero visibility conditions. Notwithstanding it should be noted that Teledyne has acquired a significant number of substantial subsea companies (examples are Reson and BlueView). Teledyne has much greater resources, liquidity and market reach than our Company and has many operating verticals. We therefore can give no assurance that companies such as these will not enter this market. Furthermore, companies such as Kongsberg Gruppen and Teledyne can expend significantly more in any one fiscal year on R&D and Business Development, key pillars for increasing market share of underwater imaging sonars, than the Company. Notwithstanding, we believe that our recent development and introduction of 5D/6D - Echoscope PIPE® sonar capability in conjunction with our software (4G USE® a multi-sensor platform) further distinguishes our volumetric sonars and significantly extends our lead in real time 3D/4D/5D and 6D Imaging of moving objects underwater over competitors in the subsea imaging market. Furthermore, we believe that the addition of Precision Acoustic’s expertise in this area will help the Company in maintaining its lead in this area. We are not aware of any other imaging sonars in the market capable of generating real time 5D and 6D imagery underwater, which are Coda Octopus inventions. The innovations around Echoscope PIPE® are the subject of numerous patent applications. We have been awarded US 10,718,865 and US 10,816,652 which concerns a method of compressing beamformed data and method of compressing sonar data, respectively. These two patents are important method patents since we are handling significantly more data than in our previous generation of sonars.

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

Diver Augmented Vision Display System (“DAVD”)

A material portion of our revenue is generated from our DAVD technology.

There are various diving systems in the market that provide a combination of different aspects of our DAVD system but no systems that directly compete in the form of embedded fully transparent glasses mounted internally within the diver helmet or mask for visual display of a range of data and augmented reality information which can be directly consumed by the diver underwater. This concept is protected by US Patent 10,877,282.

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

In our Services Segment, we are exposed to the following competitive challenges:

Newly acquired business unit, PAL

PAL sells several products some of which are customized for the customer’s specific application. It is exposed to the following competitive challenges:

Needle and Membrane Hydrophones and Fibre-Optic Hydrophones Market.

For its needle and membrane hydrophone ranges, which are a highly specialized range of products, competition is limited. The principal competitors offering both needle and membrane hydrophones are Onda Corporation, Sunnyvale, CA, USA and Gampt, Merseberg, Germany. For its fibre-optic hydrophones range of products, its main competitors are Onda Corporation, Sunnyvale, CA, USA, RP Acoustics, Stuttgart, Germany and Muller Instruments, Oberursel, Germany.

Single element Transducers Market

PAL supplies single element transducers. There are many suppliers of ultrasonic transducers including Olympus, USA, Imasonic, Besancon, France; Vermon, France; Sonatest, UK; Waygate Technologies, USA as well as numerous smaller organizations in China. However, these competitors offer commercial-off-the-shelf (COTs) products whereas PAL offers custom design single element transducers based on its customers’ specifications and therefore competition is limited for this specialist customization capability).

Automated Measurement Systems Market

PAL supplies Automated Measurement Systems. Its main competitors in this area are Onda Corporation, Sunnyvale, CA, USA; Acertara Acoustic Laboratories, Longmont, CO, USA and Gampt, Merseberg, Germany. These companies offer acoustic measurement systems which are comparable with the PA UMS system. However, PAL faces less competition for its Automated Measurement Systems since its focus is on customization to their customers’ specifications.

Passive Acoustic materials Market

PAL supplies passive acoustic materials. Competition is limited as it has a license from the UK National Physical Laboratory to distribute a wide range of ultrasonic absorbers and encapsulants incorporating NPL’s intellectual property.

Measurements and Calibration Market

As a provider of measurements and calibration services in the UK, PAL’s main competitor is National Physical Laboratory (NPL), UK who is the only provider of ISO17025 accredited hydrophone calibration services, in addition to the ultrasonic power calibration service. They also provide ultrasonic and underwater acoustic field characterization services. However, there is a long-established collaboration between PAL and NPL, and both organizations act as supplier and customer of each other. Elsewhere, numerous notified bodies or national measurement institutions (TuV, Germany; SGS, France; GUM Poland; PTB, Germany) offer some specific measurement services.

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

Intellectual Property

We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property rights are critical for our continued success. When we can, we protect our innovations and inventions through a variety of means, including, but not limited to, applying for patent, copyright, and trademark protection domestically and internationally, and protecting our trade secrets. We incentivize our employees to innovate through our Patent Reward Scheme. In the last 3 years we have advanced our existing sonar technology and have filed several significant patents applications pertaining to these inventions including our 5D and 6D innovations. Furthermore, we have recently been awarded a patent which concerns a method of predicting and adjusting the laying of cable using sonar imaging. This is a significant patent for the Offshore Renewables Market, which as the world makes the energy transition is set to expand globally. Our Echoscope® technology is used for real time monitoring of cable installations for many of these offshore renewable projects. This recent patent covers a method which automatically predicts the cable touchdown point and removes the need for the Echoscope® operator to manually determine and log the cable touchdown point.

Patents

Our patented inventions along with our strategy to enhance these inventions are at the heart of the Company’s strategy for growth and development. We expend a material part of our resources in building our Patent Portfolio. We also incentivize our staff to contribute to our Patent Portfolio by having in place a competitive Patent Reward Scheme.

Our patent portfolio consists of the following:

Patent No.	Description	Expiration Date
US 7,466,628	Concerns a method of constructing mathematical representations of objects from reflected sonar signals	January 1, 2027
US 7,489,592	Concerns a method of automatically performing a patch test for a sonar system, where data from a plurality of overlapping three-dimensional (3D) sonar scans of a surface, as the platform is moved, are used to compensate for biases in mounting the sonar system on the platform	March 5, 2027
US 7,898,902	Concerns a method of representation of sonar images allowing 3D sonar data to be represented by a two-dimensional image	June 13, 2028
US 8,059,486	Concerns a method of rendering volume representation of sonar images.	April 16, 2028
Japan 5565964	Concerns a method for drilling/levelling by an underwater drilling/levelling construction device	January 13, 2031
Japan 5565957	Concerns a method of construction management for a 3D sonar device	October 13, 2030
US 8,854,920	Concerns a method of volumetric rendering of 3D sonar data sets	June 22, 2033
US 9,019,795	Concerns a method of object tracking using sonar imaging through point matching between 3D data sets	November 30, 2033
US 10,088,566	Concerns a method of object tracking using sonar imaging using a bounding sphere for object tracking	November 25, 2036
US 10,718,865	Concerns a method of compressing beamformed sonar data	March 1, 2039
US 10,816,652	Concerns a method of compressing sonar data	October 28, 2038
US 11,061,136	Concerns a method of tracking unknown possible objects with sonar	March 28, 2039
**US 11,204,108	Concerns a method of predicting and adjusting the laying of cable using sonar imaging.	March 22, 2039
*US 11,448,755	Concerns a method of correcting beamformed data through split aperture beamforming	June 3, 2041
US11,579,288	Concerns a method of pseudo random frequency sonar ping generation for the purposes of data and hardware cost reduction	April 14, 2038
JP7224959	Concerns a method of compressing sonar data	February 28, 2038
US10, 877,282	Head Up Display System for Underwater Face Plate (within an underwater dive helmet or dive mask)	License for exclusive use granted to Coda Octopus.
US 11,846,733	Concerns a method of stabilizing sonar images	October 30, 2035
JP 7403226	Concerns a method of pseudo random frequency sonar ping generation to reduce data and hardware cost	April 14, 2038
US 11,874,407	Concerns technologies for dynamic, real time, four-dimensional volumetric multi-object underwater scene segmentation	February 19, 2040
US11,789,146	Concerns a combined method of location of sonar detection device	August 5, 2039

Trademarks

We own the registered trademarks listed below and they are used in conjunction with the products that we market and sell:

Coda®, Octopus®, CodaOctopus®, CodaOctopus & Design®, Octopus & Design®, F180®, F280®, F280 Series®, Echoscope®, Echoscope 4G®, Echoscope 5D®, 5D Echoscope®, Echoscope 6D®, 6D Echoscope®, Echoscope PIPE® Ping-Pong Echoscope Sonar®, Ping-Pong Echoscope®, Ping-Pong Sonar®, Echoscope Sequencer® 4G Underwater Survey Explorer®, 4G USE®, Echoscope Sequencer®, Survey Engine®, Dimension®, DAseries®, GeoSurvey® CodaOctopus® Air, CodaOctopus® Vantage®; CodaOctopus® UIS; CodaOctopus® USE, Sentiris® , Thermite®; PA and PA Precision Acoustics.

In addition, we have registered several internet domain names including www.codaoctopus.com; www.codaoctopusgroup.com; www.colmek.com and www.martechsystems.co.uk; www.codaoctopusmartech.com; and www.acoustics.co.uk.

Research and Development (“R&D”)

Research and Development is foundational to our business strategy to ensure our growth strategy and maintain our competitiveness. The main costs that are incurred in this area are wages and salaries, researching, prototyping, and validation and testing. The acquisition of PAL into the Group on October 29, 2024, may result in an increase in R&D expenditures as we seek to take advantage of PAL’s expertise with a view to bringing more products and solutions to the market.

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

Government Regulation

We sell our products and services internationally and therefore we are subject to numerous laws concerning general business regulations in the various jurisdictions in which we operate. Governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs) may have a material impact on our business and directly affect our revenue. We are also subject to compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties. We are subject to laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans, and taxes.

Furthermore, many of our products are subject to export control regimes including in the United States, United Kingdom, Denmark, and Australia. Where our products are subject to such export control requirements, they may only be exported to our customers if there is a valid export license granted by the relevant government body. Moreover, these regulations may change from time to time in these jurisdictions, including the United States, depending on the existing relationship with the country to which the goods are exported. Our international activities are significant to our revenues and profits (see Note 16 Disaggregation of revenue). We are therefore dependent on obtaining, on a timely basis, export licenses to many foreign jurisdictions including China.

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

We are dependent on Government funding for a significant part of our revenue generation. To secure certain types of Defense contracts, we need as a pre-requisite to meet Defense Federal Acquisition Regulations on security (including regulations on the type of IT system which must be in place, receiving, handling and storing certain classes of materials). In many instances we do not hold these credentials, and we may therefore not qualify to compete for such contracts.

We are also required to maintain certain accreditations including ISO 900 accreditation, Cyber Essentials, Cyber Essential Plus and NIST (National Institute Science and Technology).

Employees

As of the date hereof, we employ approximately 103 employees worldwide, of which 15 hold management positions. A large majority of our employees have a background in science, technology, software and hardware engineering, with a substantial part being educated to a degree level. A number of our employees hold PhD’s in the area of their specialization. None of our employees are employed under a collective agreement and we have not experienced any organized labor difficulties in the past.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Risk Management

The Company has designed and implemented processes to identify, address and mitigate risks from cybersecurity threats. Our current processes, which are subject to change as best practices evolve, include:

(I)	maintenance of cyber security certifications (such as Cyber Essential Plus). The Cyber essential scheme is a certification scheme designed to show that an organization has a minimum level of protection in cyber security through annual assessments to maintain the certification. This certification is issued by third party service providers who review annually the Company’s security controls around its Information Technology Infrastructure (“ITI”) and business practices to determine the Company’s vulnerability to cyber security threats. We also implement all recommendations which may come out of the certification assessments process.

(II)	As part of our day-to-day management of our business, we perform ongoing monitoring of ITI for access violations to our IT systems, weaknesses, changes or other threats.

(III)	We actively monitor the bulletins that may be issued by National Cyber Security Bodies, which are a good source of information on current trends and methods relating to cyber-attacks. We review this information and adapt our business practices as may be prudent and feasible.

(IV)	We have established an internal cross-group committee (Cyber Security Management Committee (“CSMC”) designating the area of cyber security risk management as “business critical”. The CSMC, under the guidance of the Board of Directors, is responsible for the risk management strategy and governance of this critical business area. Under the CSMC, a formal monthly reporting on cyber security related matters has been implemented and this is provided to the Management of Company for ongoing review. The monthly reporting covers: (i) the outcome of random testing designed to identify threats, access violations and risks; (ii) compliance with the Company’s ITI access protocol; (iii) confirmation that in the reporting period that there were no cyber security incidents; (iv) the assessment and identification of any gaps in the Company’s cyber security risk management protocol; and (v) confirmation that we continue to be compliant with our cyber security certifications and no action or omission has caused this certification to be invalid.

(V)	We run monthly cybersecurity awareness training with our employees, and this is documented in our internal periodic reporting.

Governance

Our Board of Directors holds oversight over the Company’s cyber security risk management strategy and protocols and has amongst its composition an expert on this subject who has been appointed as having the lead in this area. The Company’s internal CSMC works closely with the Board’s expert appointee. All ITI changes, proposed through the CSMC, are routed through approval processes, and testing before implementation.

Our business strategy, results of operations, and financial condition have not been materially affected by risks from cybersecurity threats, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents.

ITEM 2. PROPERTIES

Orlando, Florida

Our corporate offices are co-located with our subsidiary Coda Octopus Products, Inc. in Orlando. We own these business premises comprising 3,000 square feet, that include office space, training center and light manufacturing facilities.

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

Copenhagen, Denmark

Coda Octopus Products A/S, a Danish Subsidiary was established as a mitigation strategy in relation to the UK leaving the European Union which has limited trade relations with EU member states. It leases business premises comprising 1,450 square feet for its operations. The lease is subject to 6 months’ notice of termination.

Annual rent is DKK 142,893 plus Value Added Tax (being an equivalent of $22,903) per annum) with an annual increase of 3%.

Portland, Dorset, UK

Martech uses premises owned by Coda Octopus Products Limited. These premises are located in the Marine Center in Portland, Dorset, United Kingdom, and comprise 9,890 square feet. The building comprises both office space and manufacturing and testing facilities. The rent paid to Coda Octopus Products Limited is $59,109 per annum.

Higher Bockhampton, Dorset, United Kingdom

Precision Acoustics Limited leases business premises comprising 6,501 square feet used for both office space, manufacturing and testing facilities. The lease is for a fixed period (with no provision for early termination) and expires on March 31, 2033. The annual rent for these premises is $58,350 per annum.

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

Year Ended October 31, 2024	HIGH	LOW
First Quarter	$7.12	$5.21
Second Quarter	$7.04	$5.26
Third Quarter	$7.49	$5.86
Fourth Quarter	$9.03	$6.80

Year Ended October 31, 2023	HIGH	LOW
First Quarter	$8.22	$5.88
Second Quarter	$8.19	$6.13
Third Quarter	$11.09	$7.75
Fourth Quarter	$8.76	$5.70

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

As of October 31, 2024, we had no authorized share repurchase programs.

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

This section of Form 10-K discusses fiscal 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K, filed with the SEC on January 30, 2023, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at www.codaoctopusgroup.com

General Overview

We operate two distinct business segments: the Products Segment and Services Segment. The Products Segment comprises two distinct business units: the Marine Technology Business, (which serves the subsea market), and PAL. The Services Segment comprises two engineering businesses.

Marine Technology Business

Our Marine Technology Business has operations in the USA, UK and Denmark – see organization chart set out in the Section Item 1 (Business). This business is an established technology solution provider to the underwater imaging, surveying and diving market. It has been operating as a supplier of solutions comprising both hardware and software products for over 30 years to this market and it owns key proprietary technology including its Echoscope® and DAVD technology, that are used in both the underwater defense and commercial markets. All design, development and manufacturing of our technology and solutions are performed within the Company. We sell our products and solutions globally and have a combination of direct sales and indirect sales (via our agents’ network). In Asia and Africa, we largely sell via agents while in the USA, Europe and the Middle East we sell directly. We also rent our products and solutions, particularly to tier-one offshore service providers who prefer accounting for offshore equipment as an operating expense rather than capital expense.

Our imaging sonar technology products and solutions marketed under the name of Echoscope® and Echoscope PIPE® are used in a wide range of underwater construction activities (which include real time monitoring, placements or decommissioning), offshore renewables, offshore oil and gas, forward looking obstacle avoidance, complex underwater mapping, salvage operations, dredging, bridge inspection, underwater hazard detection, port and harbor security, mining, mine counter measures, ship hull scanning, real time threat detection, robotics and 3D perception applications, fisheries, commercial and defense diving, and marine sciences sectors. Uniquely the Echoscope® technology is a single sensor for multiple underwater applications which allows the market operators to consolidate their underwater sensor requirements.

Our novel diving technology is distributed under the name “CodaOctopus® DAVD” to the global defense and commercial diving markets and is relatively new to the market. The DAVD system which embeds a pair of transparent glasses in the HUD is used as the data hub for displaying comprehensive real time data to the diver underwater including augmented reality data. DAVD technology allows both the diver and the dive supervisor to visualize in real time the same underwater scene and data. We believe that the DAVD system has the potential to radically transform how diving operations are performed globally because it provides a fully integrated singular system for topside control and a fully connected HUD system for the diver, allowing both the topside and diver to share a range of critical information including depth (pressure and temperature), compass and head tracking, real time dive timers and alerts, diver position and navigation, ultra-low light enhanced video system and enhanced digital voice communications. Limitations of current diving operations are that the diver only shares analog voice communications with the dive supervisor on the surface, instructions are relayed verbally, and there is no real time information including real time navigation, tracking and mapping of the dive area available to the diver. The topside must also manage several independent systems for video, communications, and positioning. The Company’s DAVD solution addresses these deficiencies. Another critical part of our solution is that by using the Company’s Echoscope® technology, diving can be performed in zero visibility conditions, a common problem which besets these operations and can result in significant costs to the offshore service provider.

Although we generate most of our revenues from our range of real time 3D sonars and DAVD, we have a number of other products which we supply to the marine offshore market such as our F280 Series®, DA4G, GeoSurvey and Survey Engine®. We also have added a new product for use in the diving market, a digital communication system (Voice HUB 4) which advances the current analog-based communication technology to a digital based communication technology. Our customers include offshore service providers to major oil and gas companies, renewable energy companies, underwater construction companies, law enforcement agencies, ports, mining companies, defense bodies, prime defense contractors, navies, research institutes and universities and diving companies. We also provide technology customization services, particularly in the defense market and around our DAVD solutions where this is tailored for particular markets and applications.

Newly acquired business unit within the Products Segment

We acquired PAL into the Group on October 29, 2024. PAL had no material income statement activity in the two days from the acquisition date October 29, 2024 through to October 31, 2024, the date of the Company’s fiscal year end. Therefore, the Company’s audited Consolidated Statements of Income and Comprehensive Income (“Income Statement”) reported in this Form 10-K for the year ended October 31, 2024, do not include any revenue or expenses relating to PAL. Therefore, to the extent that the Management Discussions relate to Income Statement activity, this does not include the recently acquired PAL.

Engineering Business

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

These business units have established synergies in terms of customers and specialized engineering skills sets (hardware, firmware, and software) encompassing capturing, computing, processing and displaying data in harsh environments.

Factors Affecting our Business.

Our business is affected by a number of factors including those set out below:

A.	United Kingdom’s withdrawal from the European Union (EU) – “Brexit”

This has affected our Business in several important areas:

It has reduced demand for our products and services in EU member states. Recent Bank of England analysis (October 2024) has concluded that the UK leaving the European Union single market, has impacted demand for British products and services in all areas.

It has reduced the availability of the pool of highly skilled workers. This has made recruitment for skills challenging and constrains our ability to innovate rapidly.

Our technologies (both DAVD and Echoscope®) require training and support of customers deployments. We do not qualify for work permits in the EU member states and therefore cannot support our EU customers as we did prior to Brexit.

Our shipments to the EU member states are subject to custom process. This results in increased costs and delays in the processing of shipments. This is a further impediment for our customers and makes selling into these markets more challenging.

Because we have to set up various offices in the European Union member state countries to gain seamless access to these markets (Denmark and the Netherlands), it increases the cost of our operations and therefore our overheads without any corollary increase in sales to defray these costs.

More broadly, it has interrupted the free flow of our products and services in the EU member states which has resulted in reduced demand.

B.	Currency Risks:

The Company’s operations are split between the United States, United Kingdom, Denmark, and the Netherlands. A significant proportion of our consolidated revenues are generated outside of the United States by our foreign subsidiaries in the United Kingdom (“UK”) and Denmark and in the 2024 FY our foreign subsidiaries generated $12,936,755, representing 63.7% of our consolidated revenue. In addition, a significant part of our assets and liabilities is held in British Pounds, Danish Kroner and Euros by these foreign subsidiaries. Foreign Currency translations as they pertain to our assets and liabilities are translated at the prevailing exchange rate at the balance sheet date and related revenue and expenses are translated using the average exchange rates in effect during the 12-month reporting period. Significant currency fluctuations (particularly the British Pound and/or the Danish Kroner, Euros, against the US Dollar) may (positively or negatively) affect our financial results including our profit and loss account and the value of our assets and therefore we are subject to foreign currency fluctuation risks. In the 2024 FY, for the purpose of reporting revenue and expenses, the value of the British Pound and Danish Kroner when compared to the 2023 FY increased against the USD by 3.4% and 1.1%, respectively. For the purpose of reporting assets and liabilities, the British Pound and the Danish Kroner both increased by 6.0% and 2.8%, respectively against the USD when compared to the 2023 FY. We also hold cash and cash equivalents in foreign currencies such as British Pound, Euros, Danish Kroner. When the U.S. Dollar strengthens compared to these currencies, cash and cash equivalents balances when translated, may be materially less than expected and vice versa. The impact of currency fluctuations is discussed more fully below under Item 2 - “Inflation and Foreign Currency”. See also Note 2 (Summary of Accounting Policies) – “Foreign Currency Translation” to the audited consolidated financial statements.

Furthermore, we sell our goods and services globally. The exchange rate of the foreign currency used by our customer for the purchase of our goods and services against our functional currency may make the purchasing of our products unattractive from a pricing point of view. In the Current FY, revenues from Japan, a key strategic market, were significantly down due to the depreciation of the Japanese Yen against major currencies such as the USD and British Pound.

C.	Inflation

Inflation measured as the Consumer Price Index has affected the global economy since calendar year 2022, and which was caused by supply chain issues resulting from the coronavirus pandemic and which has since been further compounded by the war in Ukraine which has affected the price of commodities such as oil. Inflation has since remained volatile in the countries in which we operate and continues to be a threat to the global economy. Recently inflation has been falling in these countries but remain volatile and in the twelve months to October 31, 2024, these were:

Denmark 1.6% - source: Statistics Denmark,
UK 3.2% - source: Office of National Statistics (ONS); and
USA 2.6% - source: U.S. Bureau of Labor Statistics.

Although in the 2024 FY inflation has been falling, prices which have increased due to inflation over the last two years including our raw material costs and wages have remained at their inflationary-inspired level and have become the base price, a large part of which we have not been able to pass on to customers. Furthermore, the Bank of England has indicated that global shocks cannot be ruled out and these may cause inflation to increase. For example, developments in the Middle East could increase inflation by causing oil prices to rise.

Inflation affects our business in a number of areas including reducing demand for our goods and services, increasing our cost of operations and materials and therefore our overall financial results. See “Inflation and Foreign Currency” section of this Form 10-K.

D.	Geopolitical Landscape

(i)	Relationship with the Second Largest Economy in the World: China

We sell our products globally and increasingly to Asia. Asia is the fastest growing economies for our technology and solutions. The recent change in both the US and UK Governments’ political stance towards trade with China, directly affects the sale of our products to customers based in China. Our real time 3D sonars which are depth rated above 300 meters along with our inertial navigation and attitude measurement sensors (F280® series) are subject to export control for certain countries, including China and therefore requires an export license. Many Chinese entities have been included on the US Bureau of Industry and Security blacklist where there is a presumption of denial of grant of export licenses.

The UK Government is generally in lock step with the US Government’s position and has refused to grant export licenses for several of the Company’s applications for end users in China. The curtailment of access to this market due to refusal to issue export licenses is likely to significantly impact our revenues from Asia.

The removal of China as a trading partner (the second largest economy in the world) is likely to have a significant negative impact on our revenues and growth strategy. China has one of the largest planned and funded investment programs for offshore renewables, the market for which most of our technology is used for in China. After significant business development in China, we had started to see persistent and credible growth for our products in this market. However, with the ongoing geopolitical climate, we do not expect to see increased sales in China. We also believe that where technologies are made unavailable to China, China will endeavor to find alternative source of supply or innovate in the areas where restrictions are placed by Western governments and will be more harmful to companies.

(ii)	War in Ukraine:

The ongoing war in Ukraine impacts our Services Business as most defense spending is now directed toward land-based applications rather than naval based applications. This therefore reduces the opportunities for the Services Business, thus impacting revenue.

(iii)	Global instability caused by ongoing conflicts

In general, conflicts create global instability in many ways including disrupting the supply chain and shipping routes. Such conflicts may reduce demand for our products and also increase inflation.

E.	Significant Increase in the Price of Raw Materials

While there have been improvements in lead time for supply of raw materials and components in the Supply Chain during the reporting period, we have experienced a significant increase in the costs of raw materials caused by inflation. These increases may make the costs of our products uncompetitive and affect demand and margins.

F.	Shortage of Key Skills/Resourcing Levels and significant increase in cost of operations due to inflation

We are experiencing skill shortages in areas that are critical for our business operations. The inflationary conditions coupled with the shortage of skilled workers in the countries in which we operate make it difficult for us to compete for these skills. Furthermore, the competitive marketplace for labor also results in high turnover in the workforce which impacts our business in several areas.

Furthermore, as a small business, we are hindered in our ability to compete for certain specialized electronic engineering skills or technology skills, as our remuneration package is not as competitive as those offered by bigger companies which are competing for the same skills.

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

H.	Concentration of Business Opportunities Where the Sales Cycle is Long and Unpredictable

The Services Business revenues are highly concentrated and are largely generated from subcontracts with a small number of Prime Defense Contractors. The sales cycle is generally protracted, which may affect our revenues. It is also dependent on the US federal government appropriating budget for Defense projects and where the federal government is unable to find consensus in the US Congress, this affects the timely award of sub-contracts from Prime Defense Contractors to our Services Business, which is reliant on these awards. Furthermore, the Marine Technology Business’ key opportunities which are critical to its growth strategy are in the Defense market and therefore this business segment is also reliant on funding from Defense Programs. Due to the protracted nature of the government procurement process and cycle for Defense spending under federal and/or state budgets, the sales cycle can be long, unpredictable and subject to variation by the different Administrations, thus affecting timing of orders, revenues and our overall growth plans.

I.	Interest Rates

The change in monetary policy vis-à-vis interest rates has in general affected some of our key sectors such as offshore renewables and underwater construction. The increase in interest rates has impacted on the viability of a number of underwater projects resulting in increased operational costs, which in turn has reduced the demand for our underwater solutions.

J.	Reduced Funding Available for Defense Programs resulting from the use of Continuing Resolutions to authorize ongoing spending under Defense Programs

We are dependent on the timely allocation of funds to defense procurement by governments in the United States and the United Kingdom. A large part of our revenues is derived from government funding in the Defense sector. In FY 2024 many U.S. Defense Programs were funded through continuing resolution (as opposed to a fully appropriated Federal Budget). Funding programs through the continuing resolutions mechanism means that spending priorities shift caused by lower availability of funds. Both Segments have been affected by this including the Products Business DAVD Hardening Program. Consequently, our revenue from the Americas in the 2024 FY decreased by 20.0% and was $7,287,561 compared to $9,110,498 in the 2023 FY. See Note 16 (Disaggregation of Revenue) for more information on this impact on our Business. Many Defense Programs will continue to operate under continuing resolution until the new Administration approves a Federal Budget and line-item appropriations are completed, which may be several months after the new Administration takes office and therefore, we believe we will continue to be impacted until this is resolved.

Critical Accounting Policies and Estimates

The Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements have been prepared in conformity with GAAP in the United States which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We evaluate our estimates based on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets, recognition and measurement of deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and others. In addition, in connection with our acquisition of PAL, we determined the fair value of PAL’s opening balance sheet, which determination relied on numerous estimates about the current and future operations of PAL. Actual results could differ from those estimates and may have material effects on our operating results and financial position.

We believe the following accounting estimates are most critical to understanding our consolidated financial statements. See “Note 2 - Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a full description of our accounting policies.

Revenue Recognition

Revenues are earned under formal contracts with our customers. In respect of our Marine Technology Business these are derived from both sales and rental of underwater technologies and in respect of our Engineering Business from the supply of engineering services. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential variable additional consideration. Our product sales do not include a right of return from the customer.

Regarding our Marine Technology Business, all our products are sold on a stand-alone basis and those market prices are evidence of the value of the products. To the extent that we also provide services (e.g., installation, training, etc.), those services are either included as part of the product or are subject to written contracts based on the stand-alone value of those services. Revenue from the sales of services is recognized when those services have been provided to the customer and evidence of the provision of those services exists.

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

Deferred tax assets and liabilities are the amounts by which the Company’s future income taxes are expected to be impacted by these differences as they reverse. Deferred tax assets are based on differences that are expected to decrease future income taxes as they reverse. Correspondingly, deferred tax liabilities are based on differences that are expected to increase future income taxes as they reverse. “Note 11 Income Taxes” to the Consolidated Financial Statements discusses the amounts of deferred tax assets and liabilities and also presents the impact of significant differences between financial reporting income and taxable income.

For income tax purposes, the Company uses the percentage of completion method of recognizing revenues on long-term contracts which is consistent with the Company’s financial reporting under U.S. GAAP.

Goodwill and Intangible Assets

Goodwill and intangible assets consist principally of the excess of cost over the fair value of net assets acquired (i.e., goodwill), customer relationships, value of technology, non-compete agreements and licenses. Goodwill was allocated to our reporting units based on the original purchase price allocation. Goodwill is not amortized and is evaluated for impairment annually or more often if circumstances indicate impairment may exist. Customer relationships, value of technology, non-compete agreements, patents and licenses are amortized on a straight-line basis over periods of 2 to 15 years. The Company amortizes its intangible assets using the straight-line method over their estimated period of benefit. We evaluate annually the recoverability of goodwill and intangible assets and carefully consider events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

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

At the end of each financial year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the reporting unit compared to the fair value of the reporting unit. To date, the Company has not had any goodwill impairments.

Fiscal Year 2024 Consolidated Results of Operations

In this Form 10-K, the following meanings are ascribed to the terminologies set out immediately below:

FY	Means Fiscal Year
2024 FY	Means the Fiscal Year ended October 31, 2024
2023 FY	Means the Fiscal Year ended October 31, 2023
Current FY	Means the Fiscal Year ended October 31, 2024
Previous FY	Means the Fiscal Year ended October 31, 2023

It should be noted that our audited Consolidated Statements of Income and Comprehensive Income (“Income Statement”) for the 2024 FY do not include PAL which was acquired into the Group on October 29, 2024 (two days prior to the Company’s fiscal year end on October 31). PAL had no material Income Statement activity during that period. As such, to the extent that the Management Discussions and Analysis below relate to Income Statement activity, these do not include PAL.

In the Current FY our overall consolidated financial results were up when compared to the Previous FY. Our consolidated results of operations include the results of the Company’s foreign subsidiaries. Our foreign subsidiaries’ results are translated from their respective functional currencies into United States Dollar (USD) for reporting purposes. Currency fluctuations can therefore impact (positively or negatively) on our consolidated results including revenue, our profitability and the value of our assets and liabilities included on the consolidated balance sheet. In the Current FY our consolidated revenue was $20,316,161 compared to $19,352,088 in the Previous FY, representing an increase of 5.0%. When applying the Constant Rate (that is the foreign exchange rate applied in Previous FY when translating from the foreign subsidiaries’ functional currencies to USD for reporting purposes), our revenue would have been lower in the Current FY by 1.7% or $350,986 and therefore our consolidated revenue was positively impacted. Gross Profit Margin increased by 2.5%, reflecting changes in the mix of sales in the reporting period. Total operating expenses increased by 2.9% in the Current FY and were $10,588,974 compared to $10,291,503 in the Previous FY. Income from operations increased by 30.8% and was $3,584,131 in the Current FY compared to $2,739,552 in the Previous FY. Net income before taxes in the Current FY increased by 34.8% and was $4,611,288 compared to $3,421,228 in the Previous FY.

Although in the Current FY our revenue increased by 5.0% when compared to the Previous FY, revenue emanating from the strategic Defense sector, an important pillar for our growth strategy, was down. This was due to the reduced level of funding under US Defense Programs caused by the use of continuing resolutions to fund these programs. The use of continuing resolution means funding priorities shift to accommodate the reduced levels of funding available for these programs. The shift in priorities may therefore affect the allocation of funding for programs which we budget for internally. For this reason, in the Current FY revenue emanating from the Americas fell by 20.0% and was $7,287,561 compared to $9,110,498 in the Previous FY (See Note 16 “Disaggregation of revenue” for more information on the split of our revenue in the reporting period). We anticipate that our business will continue to be impacted until the new Administration adopts a Federal Budget and line-item appropriations are made. This could be several months from the new Administration taking office and we therefore anticipate that our Q1 2025 financial results will be impacted by this.

Segment Summary

Marine Technology Business

The Marine Technology Business forms part of the Products Segment.

In the 2024 FY, the Marine Technology Business generated $12,806,603 or 63.0% of our consolidated revenues compared to $12,119,066 or 62.6% in the 2023 FY, representing an increase of 5.7%. Gross Profit Margin was higher at 77.9% in the 2024 FY compared to 76.7% in the 2023 FY, representing an increase of 1.2 % points, reflecting the mix of sales and reduced commission costs. In 2024 FY total operating expenses increased in the Marine Technology Business by 13.2% and were $5,833,972, compared to $5,153,456 in the 2023 FY. This is due to an increase in various areas of our SG&A expenditure including wages and salaries, marketing, general office costs and exchange rate variance. Income from operations in the Marine Technology Business was $4,148,090.

Although in the 2024 FY revenue in the Marine Technology Business increased by 5.7%, this segment was impacted by reduced revenue from the Americas resulting from reduced orders under Defense Programs caused by the shift in spending priorities resulting from the use of continuing resolutions to fund these programs. As a result, the Marine Technology Business revenue from the Americas decreased by 33.4% and was $2,838,857 in the 2024 FY compared to $4,263,883 in the 2023 FY.

In the 2024 FY revenue generated from rentals increased by 84.1% and was $2,328,781 compared to $1,264,804 in the 2023 FY, which offset the reduction in outright sale of products in the 2024 FY which was $7,210,169 compared to $8,444,305 in the 2023 FY, representing a decrease of 14.6%. Commission costs decreased by 9.4% and were $719,491 in the 2024 FY as compared to $794,427 in the 2023 FY.

Services Business

In the 2024 FY, the Services Business generated $7,509,558 or 37.0% of our consolidated revenues compared to $7,233,022 or 37.4% in the 2023 FY, representing an increase of 3.8%. Gross Profit Margin was higher at 55.8% in the 2024 FY compared to 51.6% in the 2023 FY, representing an increase of 4.2% points. This increase reflects the mix of engineering services composed within our 2024 FY revenue make up (more units of manufacturing compared to design work). Total operating expenses fell in the Services Business by 1.7% and were $2,471,810 in the 2024 FY compared to $2,515,664 in the 2023 FY. This is largely related to the reduction in staff headcount caused by volatility in the workforce in general and a shortage in engineering skills in the markets in which we operate. Income from operations in the 2024 FY was $1,719,233 compared to $1,216,121 in the 2023 FY.

This segment is comprised of the UK Operations (Martech) and the US Operations (Colmek) and is reliant on funding being available under Defense Programs. During the 2024 FY, the US Operations experienced significant delays in securing orders under Defense Programs caused by the reduced funding available under continuing resolutions which result in a shift in spending priorities. This has caused reduced order intake by our US Services Operations. Until a Federal Budget is adopted by the new Administration and the line-item appropriations are in place we expect this business unit to continue to be impacted.

We continue to work on the diversification of the Services Business revenue, which is highly concentrated and reliant on Defense funding being available, by investing in our Thermite® Octal range of mission computers.

Comparison of fiscal year ended October 31, 2024, to fiscal year ended October 31, 2023

The information provided below pertains to the Company’s consolidated financial results of operations. For information on the performance of each Segment including the disaggregation of revenues and geographical split, see “Note 15 Segment Analysis” and “Note 16 Disaggregation of Revenue” of our audited Consolidated Financial Statements as of October 31, 2024, and 2023.

Revenue:

Year Ended October 31, 2024	Year Ended October 31, 2023	Percentage Change
$20,316,161	$19,352,088	Increase of 5.0%

Our consolidated revenues increased by 5.0% in the 2024 FY when compared to the 2023 FY. This increase is largely attributed to the increase in the revenue generated by the Marine Technology Business, which increased by 5.7%. Although revenue generated by this segment increased, its US Operations revenue decreased by 33.4% and was $2,838,857 in the 2024 FY compared to $4,263,883 in the 2023 FY. This was caused by reduced funding under Defense Programs. The Services segment was also impacted for the same reason and consequently, revenue from the Americas in the Current FY decreased by 20.0% and was $7,287,561 compared to $9,110,498 in the Previous FY. We expect weak order intake under these programs until the new Administration adopts a Federal Budget and line items are appropriated by the respective appropriation committees. In the Current FY, we were able to offset some of the impact of reduced funding under US Defense Programs, with an increase in rental income which in the Current FY was $2,328,781 compared to $1,264,804 in the Previous FY and also an increase in outright equipment sale in the strategic market of Asia which in the Current FY was $5,475,401 compared to $4,607,786 in the Previous FY.

Gross Margin:

Year Ended October 31, 2024	Year Ended October 31, 2023	Percentage Change
69.8% (Gross profit of $14,173,105)	67.3% (Gross profit of $13,031,055)	Increase of 2.5%

Our consolidated gross profit margins reported in our financial results may vary according to several factors, which include:

●	The percentage of our consolidated sales that is attributable to the Marine Technology Business versus the Services Business. The Gross Profit Margin yielded by the Marine Technology Business is generally higher than that of the Services Business.

●	The percentage of our consolidated sales that is attributable to the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials for our Department of Defense subcontracts.

●	The mix of engineering projects performed by our Services Business (Design prototyping versus manufacturing).

●	The mix of sales generated by the Marine Technology Business during the reporting period. The sales generated by the Marine Technology comprise of:

●	Outright sales versus rentals.

●	Hardware related sales versus Software related sales (Software is generally a higher margin).

●	Custom engineering around its technology (“services”) versus field services (where our technical support engineers are deployed to the field to provide support to our customers in their use of our technology).

●

Levels of commission on sales.

Both the Marine Technology Business and our Services Business work with a global network of sales agents. Most of the sales made by the Marine Technology Business from Asia or South Africa attract commission as those are typically sales via our agents/distributors network. Although the Services Business works with sales agents this is on a lesser scale than the Marine Technology Business and typically commission costs incurred by the Services Business are immaterial.

See “Note 2 Summary of Accounting Policies” (Cost of Revenue), “Note 15 Segment Analysis” and “Note 16 Disaggregation of Revenue” of our audited Consolidated Financial Statements as of October 31, 2024, for more information covering commissions as a component of Cost of Revenues, segment reporting and the disaggregation of our revenues by type and geography, respectively.

●	Level of assets in the rental pool and Cost of Revenue associated with these rental assets – see “Note 2 Summary of Accounting Policies” (Cost of Revenue). The assets utilized for our rental offering are subject to depreciation, a portion of which is allocated to Cost of Revenue.

In the 2024 FY gross profit margins for the Marine Technology Business were 77.9% compared to 76.7% in the 2023 FY. For the Services Business, these were 55.8% in the 2024 FY compared to 51.6% in the 2023 FY.

The Marine Technology Business incurred commission costs in the 2024 FY of $719,491 compared to $794,427 in the 2023 FY, representing a decrease of 9.4%.

Since there are more variable factors affecting Gross Profit Margins in the Marine Technology Business, a table showing a summary break-out of sales generated by the Marine Technology Business in the 2024 FY compared to the 2023 FY is set out below:

	2024 FY Products	2023 FY Products	Percentage Change
Equipment Sales	$7,210,169	$8,444,305	(14.6)%
Equipment Rentals	2,328,781	1,264,804	84.1%
Software Sales	878,516	851,976	3.1%
Services	2,389,137	1,557,981	53.3%

Total Net Sales	$12,806,603	$12,119,066	5.7%

The main reason for the reduction in equipment sales in the 2024 FY is the contraction in demand from the key strategic market of Defense Programs in the U.S. During the reporting period, these programs were funded through the use of continuing resolutions resulting in reduced allocation caused by a shift of funding priorities. Services supplied by this Business unit increased due to the higher demand for engineering support on the rental projects executed in the reporting period.

For more detailed information on the composition and disaggregation of our revenues, please refer to “Note 16 Disaggregation of Revenue” of our audited Consolidated Financial Statements of October 31, 2024, and 2023.

Research and Development (R&D):

Year Ended October 31, 2024	Year Ended October 31, 2023	Percentage Change
$2,242,429	$2,096,467	Increase of 7.0%

Research and Development costs are, in general, an inherent ongoing cost for the Marine Technology Business operations and are expended on maintaining its products in the market, advancing these or expanding its technology portfolio.

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

In the 2024 FY this category of expenditure increased by 7.0%. This is largely due to an increase in R&D expenditure by the Services Business which was incurred in connection with its development efforts around its Thermite® Octal range of mission computer products.

Changes in this category by Segment are set out immediately below:

Description	Amount	% change
Products Business (Products Segment) 2024 FY	$2,019,112	Decrease 1.2%
Products Business (Products Segment) 2023 FY	$2,043,890
Engineering Business (Services Segment) 2024 FY	$223,317	Increase 324.7%
Engineering Business (Services Segment) 2023 FY	$52,577

Selling, General and Administrative Expenses (SG&A):

Year Ended October 31, 2024	Year Ended October 31, 2023	Percentage Change
$8,346,545	$8,195,036	Increase of 1.8%

In the 2024 FY SG&A expenditures increased by 1.8% when compared to the 2023 FY.

Notable factors in our SG&A expenses for the 2024 FY are:

SG&A expenses include transactions which are cash charges and non-cash charges. The non-cash charges comprise Depreciation, Amortization, Stock-based compensation charges, Exchange Rate Variance and Credit Losses Allowance. In 2024 FY and 2023 FY, respectively, non-cash items as a percentage of SGA expenses were 12.4% and 15.6%, respectively.

SG&A expenses include stock based compensation expenses (Non-Cash Item). In the 2024 FY we recorded expense of $137,676 for stock-based compensation as compared to $645,196 in the corresponding 2023 FY, representing a decrease of 78.7% reflecting the reduced stock grants made under the plan in the Current FY.

SG&A expenses include exchange rate variance (Non-Cash Item). In relation to exchange rate variance we recorded expense of $287,939 in the 2024 FY compared to $190,073 in the 2023 FY.

SGA includes credit losses allowance (Non-Cash Item). In the 2024 FY we recorded a credit loss of $119,405.

Further discussions on SG&A are set out immediately below.

Key Areas of SG&A Expenses across the Group for the year ended October 31, 2024, compared to the year ended October 31, 2023

Expenditure	October 31, 2024	October 31, 2023	Percentage Change
Wages and Salaries	$3,627,748	$3,499,542	Increase of 3.7%
Legal and Professional Fees (including accounting, audit, tax and investor relations)	$1,658,648	$1,809,604	Decrease of 8.3%
Rent for our various locations	$29,330	$50,767	Decrease of 42.2%
Marketing (excluding associated travel)	$382,440	$216,403	Increase of 76.7%
Travel associated with Marketing activities	$70,120	$41,149	Increase of 70.4%

In the 2024 FY compared to the 2023 FY:

Wages and Salaries increased by 3.7%. Although in the 2024 FY as a Group we had less staff on payroll, these costs have increased due to inflation combined with the fierce competition for skills leading to higher payroll costs. In the financial year 2025 we anticipate that this area of expenditure will continue to increase as we have several key vacancies which we are seeking to fill, including management positions, and we continue to increase salaries to stabilize our workforce.

Legal and Professional Fees decreased by 8.3%. The main reason for the change in this area of expenditure is the re-allocation of external accounting services to internal accounting services and also the reduction in fees associated with Investor Relations activities.

Rent expenditure decreased by 42.2% compared to FY 2023. Rent is not a material expenditure in the Group as most of our premises are owned by the Company, except for premises used in Denmark. However, with the acquisition of PAL, we anticipate this area of expenditure will increase in the future.

Marketing increased by 76.7% and Travel associated with marketing increased by 70.4%. This is in keeping with our strategy to shift our focus to business development, marketing, and brand building. Expenditures in this area are spent on industry-related trade shows and events, demonstrations particularly on the DAVD market adoption and technology awareness campaigns, marketing events and customer visits and fees relating to the US Focus Group we retained to assist us in this area.

Overhead related costs as a percentage of revenue for the year ended October 31, 2024, compared to the year ended October 31, 2023

Our overhead SG&A expenditures comprise general corporate administrative costs.

Overhead SG&A as a percentage of revenue decreased by 2.4% and was 11.2%. The main reason for this is that stock compensation expense decreased by 78.7% and in the 2024 FY was $137,676 compared to $645,196 in the 2023 FY. At the same time, in keeping with our strategy to invest in brand building and marketing, our overheads include a new fee relating to the appointment of the US Focus Group to assist in this area, which was $129,500.

Operating Income:

Year Ended October 31, 2024	Year Ended October 31, 2023	Percentage Change
$3,584,131	$2,739,552	Increase of 30.8%

In 2024 FY, Operating Income increased by 30.8%. This is largely due to the increase in our consolidated revenue and gross profit.

Other Income:

Year Ended October 31, 2024	Year Ended October 31, 2023	Percentage Change
$1,027,157	$681,676	Increase of 50.7%

In the 2024 FY, we had “Other Income” of $1,027,157 compared to $681,676, representing an increase of 50.7% from the 2023 FY. In the 2024 FY, $938,775 of this amount represents interest income earned on our certified deposit accounts. In the 2023 FY we had interest income of $642,530 (this was lower in the 2023 FY since the certified deposit accounts were established in February 2023). These accounts are for fixed 3-month rolling periods and constitute “cash equivalents” in our current audited Consolidated Financial Statements for the period ended October 31, 2024. We anticipate that the interest earned on these certified deposit accounts will be material in the future if interest rates remain the same or continue to rise and the Company continues to maintain this level of cash in the certified deposit accounts. See “Note 6 - Composition of Certain Financial Statement Captions” (Other Income) to the audited Consolidated Financial Statements for period ended October 31, 2024, where this is discussed further.

Income before Income Tax Expense for the year ended October 31, 2024, compared to the year ended October 31, 2023

Year Ended October 31, 2024	Year Ended October 31, 2023	Percentage Change
$4,611,288	$3,421,228	Increase of 34.8%

In the 2024 FY, we had income before income taxes of $4,611,288 as compared to $3,421,228 in the 2023 FY, representing an increase of 34.8%. Net income before income taxes increased largely due to an increase in our consolidated revenues and a 46.1% increase in interest income in the 2024 FY (see Other Income above).

Net Income for the year ended October 31, 2024, compared to the year ended October 31, 2023

Year Ended October 31, 2024	Year Ended October 31, 2023	Percentage Change
$3,645,996	$3,124,149	Increase of 16.7%

In the 2024 FY we had Net Income of $3,645,996 compared to $3,124,149 in the 2023 FY, representing an increase of 16.7%. This is a reflection of the increase in our pre-tax income for the reasons discussed earlier. In the 2024 FY our tax expenses increased, and we recorded a Current Tax Expense of $713,670 compared to $248,655 in the 2023 FY and a Deferred Tax Expense of $251,622 compared to $48,424 in the 2023 FY. Our effective tax rate is subject to significant variation due to several factors including variability in our pre-tax income and taxable income and/or loss and the mix of jurisdictions to which such income or losses relate, the applicability of special tax regimes, changes in tax regulations, changes in our stock price, changes in our deferred tax assets and liabilities, their valuation, foreign currency gains (losses). The mix of jurisdictions and related income or losses also affects our tax liability for Global Intangible Low-Taxed Income. Furthermore, our tax liability is also affected by the availability of carryforwards losses and R&D tax credits in the UK subsidiaries. In the 2024 FY, the Company and its US subsidiaries had a lower percentage of taxable income (due to lower sales caused by reduced Defense funding allocation) than the Company’s foreign subsidiaries, while the Company’s UK and Danish subsidiaries had a higher percentage of taxable income in their respective tax jurisdictions. The Company’s UK subsidiaries benefit from carryforward losses (NOLs) and research and development (R&D) tax credits. These have been applied to offset a portion of the 2024 FY UK tax liability resulting in a current provision for tax liability of the UK subsidiaries of $267,759 for Current Tax Expense and a Deferred expense of $2,511. There was no provision made in 2023 FY for the UK subsidiaries as tax liabilities were fully offset through the application of offsets relating to R&D Tax Credits and NOLs. Our Danish subsidiary does not benefit from any carryforwards or other tax relief in its tax jurisdiction and therefore for the 2024 FY we have recorded a Current Tax Expense of $218,670 and a Deferred Tax Expense of $11,003.

Comprehensive Income for the year ended October 31, 2024, compared to the year ended October 31, 2023

Year Ended October 31, 2024	Year Ended October 31, 2023	Percentage Change
$4,577,714	$4,418,724	Increase of 3.6%

In the 2024 FY Comprehensive income was $4,577,714 compared to $4,418,724 for the 2023 FY. This category is affected by fluctuations in foreign currency exchange transactions both relating to our profit and loss expenses and our assets and liabilities on our balance sheet and are largely paper losses or gains, as may be applicable, in the reporting period. In 2024 FY we recorded a lower gain of $931,718 on foreign currency translation adjustment transactions compared to a gain of $1,294,575 in the 2023 FY. A significant part of the Company’s operations is based in the UK and Denmark, and therefore a major part of the Company’s assets and liabilities recorded in its consolidated balance sheet and profit and loss expenses are translated from the functional currencies of these subsidiaries into USD for reporting purposes, thus accounting for the changes. See Table under the section of the MD&A which concerns “Foreign Currency & Inflation”, and which shows the impact of the currency adjustments on our Income Statement and Balance Sheet in 2024 FY compared to 2023 FY.

Segment Analysis

We operate two reportable segments, “Products Business” and “Service Business” which are managed separately based upon fundamental differences in their operations. Segment operating income is total segment revenue reduced by cost of revenues and operating expenses, Research and Development (“R&D”), and Selling, General & Administrative (“SG&A”) identifiable with the reporting business segment. Overheads include general corporate administrative costs. As previously disclosed, PAL was acquired on October 29, 2024 and had no material income statement activity for the remaining two days of up to October 31, 2024. Therefore, our Income Statement does not include PAL. However, the fair value of assets acquired and liabilities assumed for PAL have been included in our audited Consolidated Balance Sheet and in respect of the Segment information provided immediately below, PAL is included in the Supplemental Disclosure information in the table below but not in the Income Statement.

The Company evaluates performance and resources based upon operating income.

Inter-company sales are not included in our consolidated financial statements. For segment reporting purposes only, we have shown in the table below our inter-company sales during the reporting period, which have been eliminated from our financial statements.

The Products Segment is comprised of the Marine Technology Business (Coda Octopus Products – with entities in UK USA and Denmark) and PAL (a recently acquired business unit within the Products Segment). The Marine Technology Business is a supplier to the underwater/subsea market and sells both hardware and software solutions which include imaging sonar technology solutions, diving and diving communications technology, geophysical products, rental equipment, customization, and field operations services. PAL is a supplier of products to the ultrasound, acoustic measurement and NDT markets.

The Services Segment is comprised of Coda Octopus Colmek, Inc. (a Utah corporation) and Coda Octopus Martech Ltd (a UK corporation). The Services Segment operates as subcontractors mainly to prime Defense contractors where they provide engineering services.

The Segment information below which covers our income statement activities does not include PAL (which had no material Income Statement activity from the date of acquisition to the Company’s current fiscal year end). The Supplemental Disclosures in the Segment information covering assets and liabilities include PAL.

The following tables summarize certain balance sheets and statement of operations information by reportable segment for the financial years ending October 31, 2024, and October 31, 2023, respectively.

	Products	Services	Overhead	Total

Year Ended October 31, 2024

Net Revenues	$12,806,603	$7,509,558	$-	$20,316,161

Cost of Revenues	2,824,541	3,318,515	-	6,143,056

Gross Profit	9,982,062	4,191,043	-	14,173,105

Research & Development	2,019,112	223,317	-	2,242,429
Selling, General & Administrative	3,814,860	2,248,493	2,283,192	8,346,545

Total Operating Expenses	5,833,972	2,471,810	2,283,192	10,588,974

Income (Loss) from Operations	4,148,090	1,719,233	(2,283,192)	3,584,131

Other Income
Other Income	53,960	34,422	-	88,382
Interest Income	657,817	198,239	82,719	938,775

Total Other Income	711,777	232,661	82,719	1,027,157

Income (Loss) before Income Taxes	4,859,867	1,951,894	(2,200,473)	4,611,288

Income Tax Expense
Current Tax Expense	316,955	169,374	227,341	713,670
Deferred Tax Expense (Benefit)	(5,655)	19,169	238,108	251,622

Total Income Tax Expense	311,300	188,543	465,449	965,292

Net Income (Loss)	$4,548,567	$1,763,351	$(2,665,922)	$3,645,996

Supplemental Disclosures

*Total Assets	$40,922,453	$13,404,567	$3,217,524	$57,544,544

*Total Liabilities	$3,072,876	$842,450	$500,695	$4,416,021

Revenues from Intercompany Sales - eliminated from sales above	$3,367,839	$238,143	$1,266,000	$4,871,982

Depreciation and Amortization	$632,882	$88,166	$49,487	$770,535

Purchases of Long-lived Assets	$345,191	$23,786	$89,103	$458,079

*	The Total Assets and Total Liabilities included in the Supplemental Disclosures include PAL

	Products	Services	Overhead	Total

Year Ended October 31, 2023

Net Revenues	$12,119,066	$7,233,022	$-	$19,352,088

Cost of Revenues	2,819,796	3,501,237	-	6,321,033

Gross Profit	9,299,270	3,731,785	-	13,031,055

Research & Development	2,043,890	52,577	-	2,096,467
Selling, General & Administrative	3,109,566	2,463,087	2,622,383	8,195,036

Total Operating Expenses	5,153,456	2,515,664	2,622,383	10,291,503

Income (Loss) from Operations	4,145,814	1,216,121	(2,622,383)	2,739,552

Other Income
Other Income	39,146	-	-	39,146
Interest Income	544,892	97,638	-	642,530

Total Other Income	584,038	97,638	-	681,676

Income (Loss) before Income Taxes	4,729,852	1,313,759	(2,622,383)	3,421,228

Income Tax Expense (Benefit)
Current Tax Expense (Benefit)	272,126	78,876	(102,347)	248,655
Deferred Tax Expense (Benefit)	115,954	(54,382)	(13,148)	48,424

Total Income Tax Expense (Benefit)	388,080	24,494	(115,495)	297,079

Net Income (Loss)	$4,341,772	$1,289,265	$(2,506,888)	$3,124,149

Supplemental Disclosures

Total Assets	$36,969,673	$13,604,262	$1,267,581	$51,841,516

Total Liabilities	$2,263,761	$732,582	$416,407	$3,412,750

Revenues from Intercompany Sales - eliminated from sales above	$4,602,741	$584,622	$1,200,000	$6,387,363

Depreciation and Amortization	$523,339	$100,689	$43,502	$667,530

Purchases of Long-lived Assets	$1,996,544	$25,404	$108,392	$2,130,340

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

Liquidity and Capital Resources

As of October 31, 2024, the Company had an accumulated deficit of $7,406,491, working capital of $39,084,999 and stockholders’ equity of $53,128,523. For the year then ended, the Company generated cash flow from operations of $2,451,675.

We believe that our current level of cash and cash generation will be sufficient to meet our short and medium-term liquidity needs. As of October 31, 2024, we had cash and cash equivalents on hand of $22,479,072 and both billed and unbilled receivables of $5,151,290. Our current cash balance represents approximately 33 months of Selling, General and Administrative Expenses. The Company continues to critically evaluate the level of expenses that it incurs and reduces its expenses as may be appropriate within its business priorities.

We also have access to a revolving line of credit of $4 million from HSBC NA. This line of credit is available to the Company for short-term working capital purposes. All amounts under the Revolving Line of Credit are payable at the end of each financial year. The facility was extended for another year until November 2025. To date, the Company has not borrowed any funds under this credit line.

Operating Activities

Net cash generated from operating activities for the year ended October 31, 2024, was $2,451,675. We recorded net income for the period of $3,645,996. Other items in uses and sources of funds from operations included non-cash charges related to depreciation of fixed assets, amortization of intangible assets, deferred tax asset, gain on sale of asset, allowance for credit loss and stock-based compensation, which collectively totaled $1,245,331. Changes in operating assets decreased net cash from operating activities by $2,183,361 and changes in current liabilities decreased net cash from operating activities by $256,291.

Investing Activities

Net cash used in investing activities, (net of cash acquired), for the year ended October 31, 2024, was $4,421,092.

Financing Activities

Net cash used in financing activities for the year ended October 31, 2024, was $15,633.

Foreign Currency and Inflation

The Company’s consolidated results are a combination of its US operations and foreign subsidiaries. The foreign subsidiaries maintain their accounts in the native currencies of their operations, and which are:

US Dollars	For US Operations
British Pound	For United Kingdom Operations
Danish Kroner	For Danish Operations
Australian Dollars	For Australian Operations (operations are currently dormant)
Indian Rupees	For Indian Operations (operations are currently dormant)

The Company’s consolidated financial results therefore include the translation of its foreign subsidiaries functional currencies into USD. See “Note 2 Summary of Accounting Policies” (Foreign Currency Translation) of our audited Consolidated Financial Statements as of October 31, 2024, for more information on the applicable rates used for our Balance Sheet transactions and Statements of Income and Comprehensive Income.

Fluctuations in currency exchange rates can directly (positively and negatively) impact on the Company’s sales, profitability and financial position when the transactions of the foreign subsidiaries are translated from their functional currencies into USD for financial reporting. In addition, the Company is also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables incurred in the ordinary course of its business operations (cross-border transactions such as inventory purchasing). In general, the Company’s subsidiaries perform financial transactions in their native currencies. Exceptionally, a subsidiary may perform financial transactions in foreign currencies (such as purchasing inventory from a foreign supplier, for example, in foreign currency). Furthermore, the Company holds significant cash balances in foreign currencies, such as British Pound, Euro and Danish Kroner. The Company cannot predict the extent to which currency fluctuations may affect its business and financial position, and there is a risk that such fluctuations may have an adverse impact on the Company’s sales, profits and financial position. The Company does not hedge its currency exposure risks.

Applying the Constant Rate (as the term is defined immediately below), the impact of currency fluctuations in the 2024 FY compared with the 2023 FY, is shown below.

For Revenue and Expenses (Income Statement Transactions) for the Current FY, the Constant Rate means:	The “prevailing weighted average” exchange rate in the current 12-month period for the Current FY compared to the “prevailing weighted average” exchange rate in the 12-month period for the Previous Year.
For Balance Sheet Transactions Constant Rate means:	The prevailing exchange rate as of October 31, 2024, when compared to prevailing exchange rate as of October 31, 2023.

These are the values we have used in the calculations below which show the impact of these currency fluctuations on our operations in the 2024 FY:

	Based British Pounds		Based Australian Dollar		Based Danish Kroner		TOTAL USD
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	*Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
	($)	($)	($)	($)	($)	($)	($)	($)	($)
Revenues	9,391,144	9,078,639	-	-	3,545,611	3,507,130	12,936,755	12,585,769	350,986
Costs	8,880,421	8,584,911	6,056	6,064	686,573	679,121	9,597,625	9,297,474	300,151
Net profit (losses)	510,723	493,728	(6,056)	(6,064)	2,859,038	2,828,009	3,339,130	3,288,295	50,835
Assets	29,762,265	28,088,109	19,986	19,319	841,717	818,887	30,635,932	28,938,396	1,697,536
Liabilities	(2,944,586)	(2,778,950)	(2,991)	(2,891)	(325,643)	(316,811)	(3,286,084)	(3,111,641)	(174,443)
Net assets	26,817,679	25,309,159	16,995	16,428	516,074	502,076	27,349,848	25,826,755	1,523,093

The effect of exchange rate movements between the Previous FY and the Current FY increased net assets by $1,523,093.

The table above does not show separately the effect of exchange rate impact for Indian Rupees since this operation is dormant and the impact is not material.

*Total Effect summary column data is the difference between the Actual Results in the reporting period and the results when the Constant Rate is applied.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation affects our Business in several ways including:

Cost of Operations (including wages, salaries, utilities) and therefore our overheads.
Bill of Material (BOM) Costs of our Products and Input Materials for Engineering Services.
Our revenue. An inflationary environment is likely to reduce demand for our goods and services.
Impacts on our ability to compete for key skills required for our Business

High inflation affects our business in a number of areas including costs of operations, including wages and salaries which have increased in relation to the number of staff in the Current FY (which has reduced) compared to the number of staff in the Previous FY. In addition, our general costs of operations have increased along with raw material costs for our products and solutions.

Inflation is also an inherently destabilizing factor for both retaining staff and recruiting staff and therefore impacts on our business plans and the effectiveness of our assembled workforce.

Furthermore, our revenue continues to be affected in strategic markets and geographies due to inflationary pressures which have made the pricing for our solutions unattractive for those markets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)- 15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on the evaluation of our disclosure controls and procedures as of October 31, 2024, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of this date.

Attached as exhibits to this Form 10-K are certifications of the Company’s Chief Executive Officer and Interim Chief Financial Officer, which are required in accordance with Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of October 31, 2024. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). Based on its assessment, our management believes that, as of October 31, 2024, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Under SEC rules, the management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

During the year ended October 31, 2024, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

Not Applicable

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are the executive officers and directors as of the date hereof:

Name	Age	Position
Annmarie Gayle	61	Chief Executive Officer and Chairman
Gayle Jardine	54	Interim Chief Financial Officer
Blair Cunningham	56	President of Technology
Michael Hamilton	77	Director
Robert Harcourt	79	Director
Anthony Tata	65	Director
Tyler G. Runnels	68	Director
Gwenael Rouy-Poirier	50	Director
Dr. Angus McFadzean	60	Director

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

Gayle Jardine joined the Company as European Director of Finance in September 1, 2015. She was appointed as the Interim CFO on February 14, 2024. From 2009 to 2015, she was the Controlling Director of Pentland Accounting Ltd providing management accounting services to a variety of businesses related to software provision and commercial property offerings. Between 2004 and 2009 she held senior finance management roles in Wireless Fiber Systems, Scottish Water Solutions and Honeywell. The majority of her earlier career from 1992-2002 was spent at Hewlett Packard (HP) / Agilent Technologies where she started as a Graduate Financial Analyst and worked her way through various roles to be Financial Operations Manager of a worldwide product line managing teams in UK, Germany and USA. From 1995-1996 she had a foreign services assignment to Santa Rosa, California with HP as a Financial Business Consultant in their Test & Measurement Business. Ms. Jardine qualified as a Chartered Management Accountant (CIMA) in 1996 and has a BA (Hons) in Business Studies from Robert Gordon University in Aberdeen.

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

G. Tyler Runnels was elected as a director at the 2018 annual meeting. Mr. Runnels has nearly 30 years of investment banking experience including debt and equity financing, private placements, mergers and acquisitions, initial public offerings, bridge financings, and financial restructurings. Since 2003 Mr. Runnels has been the Chairman and Chief Executive Officer of T.R. Winston & Company, LLC, an investment bank and member of FINRA, where he began working in 1990. Mr. Runnels was an early-stage investor in our company and T.R. Winston & Company, LLC has served as our exclusive placement agent in one of our private placements raising early rounds of capital for our company. Mr. Runnels has successfully completed and advised on numerous transactions for clients in a variety of industries, including healthcare, oil and gas, business services, manufacturing, and technology. Mr. Runnels is also responsible for working with high-net-worth clients seeking to diversify their portfolios to include real estate products through established relationships with real estate brokers, accountants, attorneys, qualified intermediaries, and financial advisors. Prior to joining T.R. Winston & Co., LLC, Mr. Runnels held the position of Senior Vice President of Corporate Finance for H.J. Meyers & Company, a regional investment bank. Mr. Runnels received a B.S. and MBA from Pepperdine University. Mr. Runnels holds FINRA Series 7, 24, 55, 63 and 79 licenses.

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

Gwenaël Rouy-Poirier was elected as a director in April 2024. Since January 2024, he has been an independent consultant for companies in the aerospace and defense sectors. From May to December 2023, he was Chief Financial Officer for SHL (Scandinavian Health Ltd.) Medical, a private company backed up by private equity operating as a leading solutions provider in the design, development, and manufacturing of advanced medical delivery devices such as autoinjectors and pen injectors. From April 2021 to December 2022, he was Chief Financial Officer of GKN Aerospace, one of the world’s leading multi-technology Tier 1 aerospace suppliers, serving 90% of the world’s aircraft and engine manufacturers. From 2019 to 2021, he was Chief Financial Officer of Nobel Biocare Systems, a premium dental implant leader whose portfolio also included restorative solutions, dentist hardware equipment and digital treatment technologies. Prior thereto, he worked for Honeywell mostly in the Aerospace division, as well as in the Homes & Building Technologies and Specialty Materials), l’Oréal and Arthur Andersen, among others. He earned a Bachelor (Mathematics) from Lycée Victor Duruy and a Master of Management in Corporate Finance from EDHEC Business School in France. Because of his strong financial background and ties to the defense industry, the Company believes that he is highly qualified to serve on the Board.

Dr. Angus McFadzean became a director on July 1, 2024. He is one of the co-founders of the Company’s Marine Technology Business and has been affiliated with the Company in various capacities since its inception in 1994. From 2013 until his retirement in May 2024, Dr. McFadzean was the Research and Development Director of the Company’s Marine Technology subsidiary, where, among other things, he was responsible for overseeing and managing the Marine Technology Business’ R&D Program including developments relating to the Echoscope® and DAVD. He was also responsible for the Company’s Cyber Security Management Program. Dr. McFadzean holds a master’s degree in electrical and electronic engineering as well as a Ph.D. from Heriot-Watt University in Edinburgh, Scotland. Because of his deep knowledge of the Company’s technology, the Company believes that he is highly qualified to serve on the Board.

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

Independence of the Board of Directors and its Committees

After review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its Independent Registered Public Accounting Firm, the Board of Directors has determined that all the Company’s directors are independent within the meaning of the applicable NASDAQ listing standards, except Ms. Gayle, the Company’s Chairman and Chief Executive Officer. The Board of Directors met 4 times and acted by unanimous written consent 4 times during the fiscal year ended October 31, 2024. Each member of the Board of Directors attended all meetings of the Board of Directors held in the last fiscal year during the period for which he or she was a director and of the meetings of the committees on which he or she served in the last fiscal year during the period for which he or she was a committee member.

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

The Audit Committee is currently composed of four outside directors: Michael Hamilton (Chairman), Robert Harcourt, Anthony Tata and Gwenaël Rouy-Poirier. The Audit Committee met four times during the fiscal year ended October 31, 2024. The Audit Committee Charter is available on the Company’s website, www.codaoctopusgroup.com.

The Board of Directors periodically reviews the NASDAQ listing standards’ definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A) of the NASDAQ listing standards and Rule 10A-3(b)(1) of the Securities Exchange Act, as amended). The Board of Directors has determined that Michael Hamilton qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Mr. Hamilton’s level of knowledge and experience based on a number of factors, including his formal education and his service in executive capacities, having financial oversight responsibilities.

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

The Compensation Committee is composed of four outside directors: G. Tyler Runnels (Chairman), Robert Harcourt, Michael Hamilton and Gwenaël Rouy-Poirier. All members of the Compensation Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Compensation Committee met three times during the fiscal year ended October 31, 2024. The Compensation Committee Charter is available on the Company’s website at: www.codaoctopusgroup.com.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee has at any time been an employee of ours. None of our executive officers serves as a member of the board of directors or the compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

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

The Nominating and Governance Committee is currently composed of four outside directors: G. Tyler Runnels (Chair), Michael Hamilton, Robert Harcourt and Gwenaël Rouy-Poirier. All members of the Nominating Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Nominating Committee met three times during the fiscal year ended October 31, 2024. The Nominating Committee Charter is available on the Company’s website at www.codaoctopusgroup.com.

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

Blair Cunningham

Under the terms of an employment contract dated January 1, 2013, our wholly owned subsidiary Coda Octopus Products, Inc. employs Blair Cunningham as its Chief Executive Officer and President of Technology. On January 24, 2025, Mr. Cunningham’s annual salary was increased to $270,000 from 225,000, effective February 1, 2025. Mr. Cunningham is entitled to 25 vacation days in addition to any public holiday. The Company also makes a contribution to certain benefits such as 401(k), dental and medical cover.

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

Gayle Jardine

Under the terms of an employment contract dated September 2015, our wholly owned subsidiary Coda Octopus Products, Limited. employs Gayle Jardine as its European Finance Director. She is being paid an annual base salary of £82,000 (equivalent of $104,875). Mrs. Jardine is entitled to 25 vacation days in addition to any public holiday.

In February 2024, Mrs. Jardine was appointed as Interim Chief Financial Officer of the Company. As an inducement for assuming the additional duties as Interim CFO, she is paid an additional short-term incentive payment of £6,000 (approximately $7,674) for each month that she acted in such a capacity.

The total compensation package paid by the Company to Mrs. Jardine is $196,963.

The company may terminate the agreement by giving nine weeks prior written notice without cause.

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

ITEM 11. EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered for the fiscal years ended October 31, 2024, and 2023, by our executive officers. The following information includes the dollar value of base salaries, bonus awards, stock options grants and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Option Awards	* All Other Compensation	Total
		($)	($)	($)	($)	($)	($)
Annmarie Gayle	2024	305,000	100,000	-0-	-0-		405,000
Chief Executive Officer	2023	305,000	100,000			-0-	405,000

Gayle Jardine**	2024	82,600	71,622	-0-	-0-	17,426	171,648
Interim Chief Financial Officer	2023	95,204	23,801	20,275	-0-	32,922	172,202

Kevin Kane***	2024	67,582	-0-	-0-	-0-	23,918	91,500
Divisional Chief Executive Officer	2023	200,000	-0-	-0-	-0-	21,876	221,876

John Price	2024	52,198	-0-	-0-	-0-	26,737	78,935
Chief Financial Officer****

Blair Cunningham	2024	225,000	8,000	-0-	-0-	32,932	265,932
President of Technology	2023	225,000	30,000	-0-	-0-	21,854	276,854

*The amounts described in the category of “All Other Compensation” comprise Health, Dental, Vision, Short Term Disability, Long Term Disability and Accidental Death and Dismemberment insurance premiums which the Company contributed to the officers’ identified plan.

** Mrs. Gayle Jardine was appointed as Interim Chief Financial Officer of the Company in February 2024.

*** Mr. Kevin Kane vacated his role in March 2024.

**** Mr. John Price was Chief Financial Officer from November 27, 2023 until February 12, 2024.

Grants of restricted stock awards as of October 31, 2024

Name	Grant Date	All other restricted awards; number of securities underlying restricted stock awards	Exercise or base price of restricted stock awards	Grant date fair value of restricted stock awards
Gayle Jardine	5/3/2023	2,500	8.11	20,275

Outstanding option awards as of October 31, 2024

	Option Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Exercise or base price of option swards	Option expiration date
Gayle Jardine	3,334	-	4.62	3/23/2025

Option exercises for October 31, 2024

None

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to each of our directors (who are not also officers of the Company) for the fiscal year ended October 31, 2024, in connection with their services to the company. In accordance with the SEC’s rules, the table omits columns showing items that are not applicable. Except as set forth in the table, no other persons were paid any compensation for director services.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Total ($)
Michael Hamilton	$50,000		$15,000	$65,000
Mr. Gwenael Rouy-Poirier	$27,083		$50,000	$77,083
Dr. Angus McFadzean	$16,700		$40,000	$56,700
G. Tyler Runnels	$50,000	$		$50,000
Robert Harcourt	$50,000	$		$50,000
Anthony Tata	$50,000	$		$50,000

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

During the fiscal year ended October 31, 2024, pursuant to the terms of the 2017 Plan, the Company granted 21,208 restricted stock awards for an aggregate share of common stock of 21,208 to various eligible individuals. During this period 15,000 restricted stock awards were forfeited, and 2,394 units were converted into Treasury Stock and a further 72,542 vested and were issued to the holders of these by the Company. During the fiscal year ended October 31, 2024, no options were exercised, awarded or forfeited. As a result, as of October 31, 2024, there were 366,486 shares available for future issuance under the 2017 Plan.

The Company also issued 5,250 shares of common stock to an external consultant for services rendered in the reporting period.

2021 Stock Incentive Plan

On July 12, 2021, the Board of Directors adopted the 2021 Stock Incentive Plan (the “2021 Plan”), which was approved by the Company’s stockholders at its meeting held on August 2, 2021. The 2021 Plan is identical to the 2017 Plan in all material respects, except that the number of shares available for issuance thereunder is 1,000,000.

During 2024 FY the Company issued a total of 77,792 shares of common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our common stock are required to report their ownership of the common stock and any changes in that ownership to the SEC. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain reporting persons that no other reports were required, except as set forth below, we believe that during our fiscal year ended October 31, 2024, no reports relating to our securities required to be filed by current reporting persons were filed late.

We will continue monitoring Section 16 compliance by each of our directors and executive officers and will assist them where possible in their filing obligations.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 25, 2025, regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock. The percentage ownership in this table is based on 11,218,804 shares issued and outstanding as of January 25, 2025.

Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock
Michael Hamilton	5,533	*
Annmarie Gayle (2)	2,367,952	21.1%
Gayle Jardine (3)	6,333	*
Blair Cunningham	38,211	*
Robert Harcourt	6,273	*
Anthony Tata	6,273	*
G. Tyler Runnels (4)	875,685	7.8%
Gwenael Rouy-Poirier (5)	-0-	*
Angus McFadzean (6)	17,411	*
All Directors and Executive Officers as a Group (Nine persons) (2)(3)(4)(5)(6):	3,323,671	29.6%

Niels Sondergaard Carit Etlars Vej 17A 8700 Horsens Denmark	2,241,581	20%
J. Steven Emerson (7) 1522 Ensley Avenue Los Angeles, CA 90024	1,301,232	11.6%
Bryan Ezralow (8) 23622 Calabasas Rd. Suite 200 Calabasas, CA 91302	1,073,120	9.6%

*) Less than 1%.

1)	Unless otherwise indicated, the address of all individuals and entities listed below is c/o Coda Octopus Group, Inc. 3300 S Hiawassee Rd, Suite 104-105, Orlando, Florida, 32835.
2)	Consists of 95,038 shares held by Ms. Gayle and 2,241,581 shares beneficially owned by Ms. Gayle’s spouse, Niels Sondergaard. Ms. Gayle disclaims any beneficial ownership in those shares.
3)	Includes 3,333 shares issuable upon exercise of currently exercisable options.
4)	Includes 609,331 shares held by the G. Tyler Runnels and Jasmine Niklas Runnels TTEES of The Runnels Family Trust DTD 1-11-2000 of which Mr. Runnels is a trustee; 227,700 shares held by T.R. Winston; 24,368 shares held by TRW Capital Growth Fund, Ltd.; and 14,286 shares held by Pangaea Partners. The Company has been advised that Mr. Runnels has voting and dispositive power with respect to all of these shares.
5)	Does not include 7,898 shares that will vest on April 15, 2025.
6)	Includes 16,666 shares of common stock issuable upon exercise of currently exercisable options. Does not include 6,107 shares of common stock that vest on May 23, 2025.
7)	Includes the following: 217,081 held by J. Steven Emerson IRA R/O II; 350,000 shares held by J. Steven Emerson Roth IRA; 49,328 shares held by Brian Emerson IRA; 310,928 shares held by Emerson Partners; 217,250 shares held by 1993 Emerson Family Trust; 8,286 shares held by the Alleghany Meadows IRA; 8,286 shares held by the Jill Meadows IRA; and 144,073 shares held by the Emerson family Foundation. The Company has been advised that Mr. Emerson has voting and dispositive power with respect to all of these shares.
8)	Consists of 896,079 shares held by the Bryan Ezralow 1994 Trust u/t/d 12/22/1994; and 177,041 shares held by EZ MM&B Holdings, LLC. According to filings made with the SEC, Mr. Ezralow has voting and dispositive power with respect to these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None that are required to be reported herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Frazier & Deeter, LLC, our principal accountants, for professional services rendered for the audit and audit related services of the Company’s annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company’s Quarterly reports on Form 10-Q during the last two fiscal years 2024 and 2023 were $361,125 and $381,987 respectively.

Tax Fees. The Company did not engage its principal accountants to render any tax services to the Company during the last two fiscal years.

All Other Fees. The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than as reported above.

Prior to the Company’s engagement of its independent auditor, such engagement is approved by the Company’s Audit Committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company’s Audit Committee Charter, the independent auditors and management are required to report to the Company’s audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by the Company for the year ended October 31, 2024, were approved by the Company’s Audit Committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Plan and Agreement of Merger dated July 12, 2004 by and between Panda and Coda Octopus (1)
3.1	Restated Certificate of Incorporation (2)
3.2	By-Laws (1)
10.30	Employment Contract dated January 1, 2013 between Coda Octopus Products, Inc. and Blair Cunningham (3)
10.31	Employment Contract dated March 16, 2017 between the Company and Annmarie Gayle (4)
10.32	2017 Stock Incentive Plan (5)
10.33	Employment Agreement dated May 7, 2021 between Coda Octopus Colmek, Inc and Kevin Kane (6)
10.34	2021 Stock Incentive Plan (7)
10.35	Employment Agreement dated August 30, 2023, between the Company and John Price (8)
10.36	Share Purchase Agreement dated October 29, 2024, between LG Motion and Others and Coda Octopus R&D Limited.
14	Code of Ethics (9)
23.1	Consent of Frazier & Deeter, LLC (filed herewith)
31.1	Chief Executive Office and Interim Chief Financial Officer Certification
32	Certificate Pursuant to 18 U.S.C Section 1350

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC File No.143144)
(2)	Incorporated by reference to the Company’s Registration Statement on Form 10.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2010
(4)	Incorporated by reference to the Company’s Registration Statement on Form 10/A filed March 29,2017
(5)	Incorporated by reference to the Company’s Annual Report on Form 10 for the year ended October 31, 2017
(6)	Incorporated by reference to the Company’s Form 10-K for the year ended October 31, 2021, filed February 14, 2022
(7)	Incorporated by reference to the Company’s Definitive Statement filed August 2, 2021
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 5, 2023
(9)	Incorporated by reference to the Company’s Form 10-K for the year ended October 31, 2017, filed January 30, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: January 29, 2025	CODA OCTOPUS GROUP, INC.

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

Signature	Title	Date

/s/ Annmarie Gayle	Chief Executive Officer and Chairman	January 29, 2025
Annmarie Gayle	(Principal Executive Officer)

/s/ Gayle Jardine	Interim Chief Financial Officer	January 29, 2025
Gayle Jardine	(Principal Financial and Accounting Officer)

/s/ Michael Hamilton	Director	January 29, 2025
Michael Hamilton

/s/ Robert Harcourt	Director	January 29, 2025
Robert Harcourt

/s/ Anthony Tata	Director	January 29, 2025
Anthony Tata

/s/ G. Tyler Runnels	Director	January 29, 2025
G. Tyler Runnels

/s/ Gwenael Rouy-Poirier	Director	January 29, 2025
Gwenael Rouy-Poirier

/s/ Angus McFadzean	Director	January 29, 2025
Dr. Angus McFadzean

CODA OCTOPUS GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Coda Octopus Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Coda Octopus Group, Inc. and subsidiaries (the “Company”) as of October 31, 2024 and 2023, and related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Intangible Asset

As described in Note 7 to the consolidated financial statements, the Company acquired Precision Acoustics Limited (“PAL”), for a net purchase price of approximately $6.5 million. As part of its purchase price allocation, the Company determined approximately $2.9 million should be allocated to an acquired technology intangible asset.

We identified the Company’s valuation of the intangible asset as a critical audit matter because of the significant estimates and assumptions management used in the estimate of the preliminary acquisition date fair value, including forecasts of future revenues and expenses and the selection of the discount rates. Auditing management’s valuation methodologies and forecasts of future revenues and expenses as well as the selection of the discount rates involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, as changes in these assumptions could have a significant impact on the preliminary acquisition date fair value of the intangible asset.

Our audit procedures related to the Company’s estimate of the preliminary acquisition date fair value of the intangible asset included the following, among others:

●	We read the purchase agreements and full closing document binder to understand and evaluate the terms of the transaction to determine that the acquisition met the requirements of a business combination.

●	We evaluated the analysis of the initial allocation of the purchase price accounting as well as the determination of the balance sheet classification of the intangible asset.

●	We obtained the Company’s valuation expert report to gain an understanding of the processes and key assumptions for estimating the fair value of intangible asset.

●	We utilized our valuation specialists to evaluate the adequacy and appropriateness of the methodologies and assumptions, including the weighted-average cost of capital and the discount rate, used by the Company’s third-party valuation expert in developing the estimated fair value of the intangible asset.

●	We assessed the reasonableness of management’s cash flow forecasts based on historical results, revenue growth assumptions and expected inflation.

●	We performed independent calculations to test the reasonableness and mathematical accuracy of the fair value concluded on by the Company.

●	We evaluated the qualifications of the Company’s valuation expert based on credentials, reputation and experience.

●	We assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ Frazier & Deeter, LLC

We have served as the Company’s auditor since 2014.

Atlanta, Georgia

January 29, 2025

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

October 31, 2024 and 2023

	2024	2023
ASSETS
CURRENT ASSETS

Cash and Cash Equivalents	$22,479,072	$24,448,841
Accounts Receivable	3,493,463	2,643,461
Inventory	13,975,529	11,685,525
Unbilled Receivables	1,657,827	894,251
Prepaid Expenses	537,289	181,383
Other Current Assets	838,835	1,034,626

Total Current Assets	42,982,015	40,888,087

FIXED ASSETS
Property and Equipment, net	6,822,990	6,873,320
Right of Use Assets	413,171	-

Total Fixed Assets	7,236,161	6,873,320

OTHER ASSETS
Goodwill	3,639,334	3,382,108
Intangible Assets, net	3,687,034	486,615
Deferred Tax Asset	-	211,386

Total Other Assets	7,326,368	4,080,109

Total Assets	$57,544,544	$51,841,516

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

October 31, 2024 and 2023

	2024	2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts Payable	$1,034,488	$1,308,201
Current portion of operating lease liabilities	32,298	-
Accrued Expenses and Other Current Liabilities	1,604,596	995,630
Deferred Revenue	1,225,634	975,537

Total Current Liabilities	3,897,016	3,279,368

LONG TERM LIABILITIES
Deferred Tax Liability, net	82,011	-
Non-current operating lease liabilities	380,873	-
Deferred Revenue, less current portion	56,121	133,382

Total Long Term Liabilities	519,005	133,382

Total Liabilities	4,416,021	3,412,750

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 11,195,487 issued and outstanding as of October 31, 2024 and 11,117,695 shares issued and outstanding as of October 31, 2023	11,195	11,118
Preferred Stock $.001 par value; 5,000,000 shares authorized, zero issued and outstanding as of October 31, 2024 and 2023	-	-
Treasury Stock	(61,933)	(46,300)
Additional Paid-in Capital	63,096,583	62,958,984
Accumulated Other Comprehensive Loss	(2,510,831)	(3,442,549)
Accumulated Deficit	(7,406,491)	(11,052,487)

Total Stockholders’ Equity	53,128,523	48,428,766

Total Liabilities and Stockholders’ Equity	$57,544,544	$51,841,516

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

	Year Ended October 31,
	2024	2023

Net Revenues	$20,316,161	$19,352,088
Cost of Revenues	6,143,056	6,321,033

Gross Profit	14,173,105	13,031,055

OPERATING EXPENSES
Research & Development	2,242,429	2,096,467
Selling, General & Administrative	8,346,545	8,195,036

Total Operating Expenses	10,588,974	10,291,503

INCOME FROM OPERATIONS	3,584,131	2,739,552

OTHER INCOME
Other Income	88,382	39,146
Interest Income	938,775	642,530

Total Other Income	1,027,157	681,676

INCOME BEFORE INCOME TAX EXPENSE	4,611,288	3,421,228

INCOME TAX EXPENSE
Current Tax Expense	713,670	248,655
Deferred Tax Expense	251,622	48,424

Total Income Tax Expense	965,292	297,079

NET INCOME	$3,645,996	$3,124,149

NET INCOME PER SHARE:
Basic	$0.33	$0.28
Diluted	$0.32	$0.28

WEIGHTED AVERAGE SHARES:
Basic	11,166,956	11,131,469
Diluted	11,290,327	11,323,568

NET INCOME	$3,645,996	$3,124,149

Foreign Currency Translation Adjustment	931,718	1,294,575

Total Other Comprehensive Income	$931,718	$1,294,575

COMPREHENSIVE INCOME	$4,577,714	$4,418,724

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended October 31, 2024 and 2023

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total

Balance, October 31, 2022	10,916,853	$10,918	$62,313,988	$(4,737,124)	$(14,176,636)	$(28,337)	$43,382,809

Employee stock-based compensation	-	-	645,196	-	-	-	645,196
Stock issued for options exercised and stock grants	200,842	200	(200)	-	-	(17,963)	(17,963)
Foreign currency translation adjustment	-	-	-	1,294,575	-	-	1,294,575
Net Income	-	-	-	-	3,124,149	-	3,124,149
Balance, October 31, 2023	11,117,695	$11,118	$62,958,984	$(3,442,549)	$(11,052,487)	$(46,300)	$48,428,766

Employee stock-based compensation	-	-	137,676	-	-	-	137,676
Stock issued for options exercised and stock grants	77,792	77	(77)	-	-	(15,633)	(15,633)
Foreign currency translation adjustment	-	-	-	931,718	-	-	931,718
Net Income	-	-	-	-	3,645,996	-	3,645,996
Balance, October 31, 2024	11,195,487	$11,195	$63,096,583	$(2,510,831)	$(7,406,491)	$(61,933)	$53,128,523

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

	Year Ended October 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,645,996	$3,124,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	710,059	603,467
Amortization of intangible assets	60,476	64,063
Stock-based compensation	137,676	645,196
Deferred income taxes	251,622	48,726
Gain on sale of property and equipment	(33,907)	-
Allowance for credit loss	119,405	-
(Increase) decrease in operating assets, net of assets acquired
Accounts receivable	(506,120)	291,873
Inventory	(707,897)	(1,287,108)
Unbilled receivables	(758,537)	(281,981)
Prepaid expenses	(284,041)	68,836
Other current assets	73,234	(330,516)
(Decrease) increase in operating liabilities, net of liabilities assumed
Accounts payable and other current liabilities	93,685	(613,239)
Deferred revenue	(349,976)	56,410
Net Cash Provided by Operating Activities	2,451,675	2,389,876
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(502,525)	(2,021,948)
Purchases of other intangible assets	(89,103)	(108,392)
Acquisitions, net of acquired cash	(4,605,285)	-
Proceeds from the sale of property and equipment	775,821	609,565
Net Cash Used in Investing Activities	(4,421,092)	(1,520,775)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(15,633)	(17,963)
Net Cash Used in Financing Activities	(15,633)	(17,963)

EFFECT OF CURRENCY TRANSLATION ON CHANGES IN CASH AND CASH EQUIVALENTS	15,281	670,332

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,969,769)	1,521,470

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	24,448,841	22,927,371

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$22,479,072	$24,448,841
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$363,374	$1,406,562
Cash paid for interest	-	-

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Until October 29, 2024, Coda Octopus Group, Inc. (“Coda,” “the Company,” or “we”) operated two operating business units. These are the Marine Technology Business (“Products Business,” or “Products Segment”) and the Marine Engineering Business (“Services Business,” “Engineering Business” or “Services Segment”). On October 29, 2024, the Company acquired Precision Acoustics Limited (“PAL”). For Segment Reporting purposes this newly acquired business unit will be reported within our Products Segment.

The Marine Technology Business is an established supplier of underwater technologies and solutions, to the underwater/subsea market. Its products and solutions comprise both hardware and software for which it is the innovator, developer, manufacturer and distributor. It has key proprietary 3D/4D/5D/6D imaging sonar technology marketed under the name of Echoscope® and Echoscope PIPE® and diving technology marketed under the name of CodaOctopus® DAVD (Diver Augmented Vision Display). The Echoscope® sonar series is the only sonar that can generate multiple real time 3D images of moving objects underwater in zero visibility conditions. This business also launched the DAVD system in 2021 which emanated from the requirements of the Office of Naval Research as part of its Future Naval Requirements Program. The DAVD embeds inside of the diver Head up Display (HUD) a pair of transparent glasses which is used as the data hub for displaying real time data to the diver. It allows both the diver underwater and the dive supervisor on the surface to see the same data or underwater scene. In addition, by combining the DAVD with the Echoscope®, dive operations can be performed in zero visibility conditions. These conditions are a common barrier which impinges on the ability to perform these activities and therefore the DAVD combined with the Echoscope® is a real requirement for these operations.

The Engineering Business is an established sub-contractor to prime defense contractors and generally designs, engineers, manufactures and supplies proprietary sub-assemblies for incorporation into broader mission critical defense systems. These sub-assemblies are typically supplied for the life of the program. The Marine Engineering Business’ scope of services for these defense programs typically extends to concept, design, prototype, manufacture, and post-sale support. The manufacturing contracts for these sub-assemblies can run over many years and during this time they enjoy sole supplier status for these sub-assemblies which they supply into these programs.

On October 29, 2024, we acquired PAL, a company established under the laws of England. This Company is a recognized leader in the ultrasound and acoustic measurement field. Specializing in acoustic hydrophone design and innovative acoustic materials, they provide a comprehensive range of products and solutions, with a primary focus on medical imaging and Non-Destructive Testing (NDT). NDT is used to validate the viability of structures such as aircraft, ship hulls, wellheads and other subsea structures. Their expertise extends to working closely with national and global standard-setting bodies (such as the National Physical Laboratory of the UK), contributing to the establishment of the primary measurement standards in the industry. This business was acquired to gain access to their expertise and leverage this across the group including in the area of advancing the Echoscope® technology. We believe the addition of their expertise and capabilities positions the Group to qualify to compete for larger Defense contracts. PAL had no material income statement activity in the two days from the acquisition date to the end of the Company’s fiscal end on October 31, 2024. Therefore, there are no revenues or expenses relating to PAL recorded in the Company’s Consolidated Statements of Income and Comprehensive Income.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

The consolidated financial statements include the accounts of Coda Octopus Group, Inc. and its wholly owned domestic and foreign subsidiaries (except as disclosed, PAL is not included in the Company’s Consolidated Statements of Income and Comprehensive Income for the year ended October 31, 2024 as it had no material income statement activity from the date of acquisition to the Company’s fiscal year end). All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, challenging, and subjective judgment include estimates related to the percentage of completion method used to account for contracts including costs and earnings in excess of billings, billings in excess of costs and estimated earnings, the valuation of the deferred tax asset, the valuation of the assets purchased and liabilities assumed in our acquisition of PAL, and the valuation of goodwill. Actual results realized by the Company may differ from management’s estimates.

Reclassifications

Certain amounts included in the accompanying Consolidated Balance Sheets, Consolidated Statements of Income and Comprehensive Income, and Consolidated Statements of Cash Flows for the year ended October 31, 2023, have been reclassified to conform to the October 31, 2024, presentation.

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

Cost of Revenue

Our Cost of Revenues includes the cost of materials and related direct costs. With respect to sales made through the Company’s sales agents distribution network, we include in our costs of revenues the commissions paid to agents for the specific sales that they make. All other sales-related expenses, including those related to unsuccessful bids, are included in selling, general and administrative costs. Sales commissions included as a component of Cost of Revenues were $740,507 and $826,719 for the years ended October 31, 2024 and 2023, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

Foreign Currency Translation

The Company’s operations are split between the United States, United Kingdom, Denmark, Netherlands, Australia and India. The foreign subsidiaries’ functional currencies are those of their respective local jurisdictions and are translated into U.S. dollars for the purpose of reporting the Company’s consolidated financial results. The translation of assets and liabilities into U.S. dollars for subsidiaries with a functional currency other than the U.S. dollar is performed using exchange rates in effect at the balance sheet date of October 31, 2024 and 2023 respectively. Stockholders’ equity, fixed assets and long-term investments are recorded at historical exchange rates. The translation of revenues and expenses into U.S. dollars for subsidiaries with a functional currency other than the U.S. dollar is performed using the average exchange rate for the respective reporting period. Gains or losses from cumulative translation adjustments, net of tax, are included as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. The Company records net foreign exchange transaction gains and losses in the Consolidated Statements of Income and Comprehensive Income.

For the years ended October 31, 2024, and 2023, the Company recorded an aggregate transaction loss of $287,939 and $190,073, respectively. The aggregate transaction losses were recorded as a component of Selling, General & Administrative (“SG&A”).

Treasury Stock

Repurchases by the Company of common stock awarded pursuant to the Company’s Stock Incentive Plan to provide our employees with funds to pay their tax obligations on such common stock are classified as treasury stock on our Consolidated Balance Sheet. We account for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in our Consolidated Balance Sheet. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a reduction of retained earnings in our Consolidated Balance Sheet.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and that is evaluated on a regular basis by the chief operating decision-maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s operations are organized into two reportable segments: Products Segment (Marine Technology Business serving the subsea market and PAL, which sells other products (acoustic hydrophones and acoustic materials to a different market); and the Services Segment (Marine Engineering Business). The Company’s organizational structure is based on many factors that the CODM uses to evaluate, view and run the business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this organizational structure and information reviewed by the Company’s CODM to evaluate segment results. The CODM uses several metrics to evaluate the performance of the overall business, including revenue and earnings from operations, and uses these results to allocate resources to each of the segments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. As of October 31, 2024, approximately $21.0 million may be in excess of federal deposit insurance limits.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, accounts receivable, trade and other payables, and deferred revenue. The carrying amounts of the Company’s cash equivalents, accounts receivables, unbilled receivables, accounts payables, accrued liabilities and deferred revenue, as reflected in the consolidated financial statements approximate fair value due to the short-term maturity of these items. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The long-term deferred revenue approximates its carrying amounts as assessed by management. The Company’s financial instruments are exposed to certain financial risks, primarily concentration risk. Concentration risk is the risk of financial loss to the Company if the counterparty to a financial instrument fails to meet its contractual obligations and arises principally from the Company’s cash, cash equivalents and trade receivables. The carrying amount of the financial assets represents the maximum credit exposure. The Company limits its exposure to concentration risk on cash by placing these financial instruments with high-credit, quality financial institutions and only investing in liquid, investment grade securities. The Company’s bank deposits are held with financial institutions both in and outside the United States. At times, such amounts may be in excess of applicable government mandated insurance limits. The Company has not experienced any losses in such accounts or lack of access to its cash. The Company’s accounts receivables are subject to potential concentrations of credit risk, since a significant part of the Company’s sales are to a small number of companies and, even though these are generally established businesses, market fluctuations may affect our customers’ ability to meet their obligations to us. Furthermore, trade disputes may result in impairment or delays in receivables.

Accounts Receivable

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to cash collection.

Payment terms and conditions vary by contract type, location of customer and the products or services offered, although terms generally require payment from a customer within 30-60 days (depending on the type of customer) for our Products Business and between 45-60 days from our Services Business. When the timing of revenue recognition differs from the timing of cash collection, an evaluation is performed to determine whether the contract includes a significant financing component. Accounts Receivable were $3,493,463, $2,643,461 and $2,870,600 as of October 31, 2024, 2023 and 2022, respectively.

Allowance for Credit Losses

The allowance for credit losses, which includes the allowance for accounts receivable and unbilled accounts receivable, represents the Company’s best estimate of lifetime expected credit losses inherent in those financial assets. The Company’s lifetime expected credit losses are determined using relevant information about past events (including historical experience), current conditions, and reasonable and supportable forecasts that affect collectability. The Company monitors its credit exposure through ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. In addition, the Company performs routine credit management activities such as timely account reconciliations, dispute resolution, and payment confirmations. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The Allowance for Credit Losses was $119,405 for the year ended October 31, 2024, and $0 for the years ended October 31, 2023 and 2022, respectively.

Inventory

Inventories consist primarily of raw materials and finished goods and are stated at the lower of cost or net realizable value on an aggregate basis. Cost is computed using the average of actual cost, on a first-in, first-out basis. Adjustments to reduce the carrying amount of inventory to the lower of cost or net realizable value are made, if required, for excess or obsolete goods, which includes a review of, among other factors, demand requirements and market conditions. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns of product to vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about the future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. In addition, we enter into supplier commitments for certain electronic device components and certain products. These commitments are based on forecasted customer demand. If we reduce these commitments, we may incur additional costs.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Identifiable assets acquired and liabilities assumed are recorded at their fair values on the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related costs are expensed as incurred. Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. The Company utilizes commonly accepted valuation techniques, such as the income, market and cost approaches, as appropriate, in establishing the fair value of intangible assets. Typically, key assumptions include projections of cash flows that arise from identifiable intangible assets of acquired businesses as well as discount rates based on an analysis of the weighted average cost of capital, adjusted for specific risks associated with the assets.

Goodwill and Intangible Assets

Goodwill and intangible assets consist principally of the excess of cost over the fair value of net assets acquired (i.e., goodwill), customer relationships, value of technology, non-compete agreements and licenses. Goodwill was allocated to our reporting units based on the original purchase price allocation. Goodwill is not amortized and is evaluated for impairment annually or more often if circumstances indicate impairment may exist. Customer relationships, non-compete agreements, value of technology, patents and licenses are being amortized on a straight-line basis over periods of 2 to 15 years. The Company amortizes its intangible assets using the straight-line method over their estimated period of benefit. We annually evaluate the recoverability of goodwill and intangible assets and carefully consider events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

The goodwill impairment test is conducted once a year, or more frequently if necessary, and is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting units, which is based on future discounted cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the fair value of the reporting unit is less than its carrying amount, goodwill is impaired in the amount of the difference between the higher carrying amount and the fair value of the reporting unit. The Company has adopted Accounting Standards Codification 2017 – 04, Simplifying the Test for Goodwill Impairment, which permits the Company to impair the difference between the carrying amount in excess of the fair value of the reporting unit as a reduction in goodwill.

At the end of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the reporting unit compared to the fair value of the reporting unit. To date, the Company has not had any goodwill impairments.

Finite-lived intangible assets consist of acquired patents, customer relationships, value of technology and non-compete agreements resulting from business combinations. The Company’s intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 15 years. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. The Company evaluates the carrying value of indefinite-lived intangible assets on an annual basis, and an impairment charge would be recognized to the extent that the carrying amount of such assets exceeds their estimated fair value.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

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

Depreciation expense is presented as a component of SG&A expense in the Consolidated Statements of Income and Comprehensive Income. Depreciation expense related to the Marine Technology Products Business “Rental Assets” used for generating rental income is allocated 70% to Cost of Goods Sold and the remaining 30% as a component of SG&A expense. For the years ended October 31, 2024 and 2023, our depreciation costs allocated to Cost of Sales for rental assets were $271,276 and $186,361, respectively.

Leases

We review our documents to determine if an arrangement is a lease or contains a lease at inception. Even though we own most of our property, we still may have a lease agreement for office and/or production facilities. The determination if these agreements are lease agreements does not require significant estimates or judgments on our part. Our leases may also contain non-lease components such as payments of maintenance, utilities, and taxes (“non-lease components”) which we account for separately as these non-lease components are readily determinable. At the commencement date of a lease, we recognize a liability to make lease payments and an asset representing the right to use the asset over the lease term. The lease liability is measured at the present value of the minimum rental payments discounted using our incremental borrowing rate over the lease term. The incremental borrowing rate is the rate of interest that we would have to pay to borrow on a fully collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment at the time of lease initiation. We determine the incremental borrowing rate through discussion with our principal bank. The right-of-use asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs, net of lease incentives, if any.

The lease term used to measure right-of-use assets and lease liabilities may include renewal options which we deem are reasonably certain to be exercised. Operating lease costs are recognized on a straight-line basis over the lease term. Variable lease expense increases, based on indices that are fixed and included in the lease document, are included in the right-of-use asset and lease liability. Currently, we are only capitalizing one lease that we acquired in connection with the acquisition of PAL.

Our lease portfolio consists of one non-cancellable operating lease of office and production space that we assumed in our acquisition of PAL. This lease expires in March 2033. There was no operating lease payments included in our financial statements for this lease expense during the year ended October 31, 2024, although we did establish the right-of-use asset and lease liability in the fair value opening balance sheet of PAL.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

Other information related to operating leases were as follows (in $s, years for life and percentage for interest rate):

Description	Year ended October 31, 2024	Year ended October 31, 2023
Lease liability assumed at acquisition	$413,171	-
Future minimum lease payments	568,076	-
Cash paid for amounts included in the measurement of lease liability	-	-
Remaining life of the lease in Years	8.42	-
Discount Rate	6.75%	-

Impairment of Long-Lived Assets

Management reviews long-lived assets, including property and equipment, right of use assets and intangible assets, for possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Such events and changes may include: a significant decrease in market value, changes in asset use, negative industry or economic trends, and changes in the Company’s business strategy. The Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets is not recoverable, an impairment charge is recognized by discounting the undiscounted cash flow and determining the amount by which the carrying amount of the asset exceeds the fair value of the assets.

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

Stock-Based Compensation

The Company accounts for stock-option compensation expense in accordance with the authoritative guidance on stock-based payments. Under the provisions of the guidance, stock-option based compensation expense is measured at the grant date based on the fair value of the option using a Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

The Company may grant restricted stock units (“RSUs”) to employees or consultants. RSU awards vest upon grant or fixed term, generally 36 months. The Company uses the closing trading price of its common stock on the date of RSUs vest as the fair value of awards of restricted stock units. Stock-based compensation from RSU awards is recognized on a straight-line basis over the RSU awards’ vesting period.

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

Deferred tax assets and liabilities are the amounts by which the Company’s future income taxes are expected to be impacted by these differences as they reverse. Deferred tax assets are based on differences that are expected to decrease future income taxes as they reverse. Correspondingly, deferred tax liabilities are based on differences that are expected to increase future income taxes as they reverse. Note 11 Income Taxes discloses the amounts of deferred tax assets and liabilities and presents the impact of significant differences between financial reporting income and taxable income.

For income tax purposes, the Company uses the percentage of completion method of recognizing revenues on long-term contracts which is consistent with the Company’s financial reporting under GAAP.

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. Accruals for unrecognized tax benefit liabilities, which represent the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized for financial reporting purposes, are recorded when the Company believes it is not more-likely-than-not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Adjustments to unrecognized tax benefits are recognized when facts and circumstances change, such as the closing of a tax audit, notice of an assessment by a taxing authority or the refinement of an estimate. Income tax benefit includes the effects of adjustments to unrecognized tax benefits, as well as any related interest and penalties. The Company currently does not have any uncertain tax positions.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income includes gains and losses on foreign currency translation adjustments and is included as a component of stockholders’ equity.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

Advertising

Advertising costs are expenses as incurred and are presented as a component of SG&A expense in the Consolidated Statements of Income and Comprehensive Income. Advertising expenses for the years ended October 31, 2024 and 2023, were $2,732 and $0 respectively.

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records liability in its consolidated financial statements for these matters when a loss is known or considered probable, and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company currently does not have any loss contingencies.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements to be Adopted

In October 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 will affect how we report segment information, starting with our Form 10-K for the year ended October 31, 2025, and our quarterly reports on Form 10-Q starting with our quarterly report for the quarter ended January 31, 2026. The ASU requires that we provide disclosures of significant segment expenses and other segment items that are regularly provided to our CODM and included in each reported measure of segment profit or loss. We will also have to disclose other segment items by reportable segment (i.e., the difference between reported segment revenues less the significant segment expenses (which are disclosed) less reported segment profit or loss). We will identify the CODM and their position within the company and details about the information that they regularly review to make capital allocation and other operating decisions about each segment, as well as an explanation of how the CODM uses the reported measures and other disclosures. The information needed for these disclosures is available, but we will need to determine the best way to provide that information for these required segment disclosures.

In December 2023, the FASB issued Accounting Standards Update 2023-09 entitled Improvements to Income Tax Disclosures (ASU 2023-09), which is primarily applicable to public companies and requires a significant expansion of the granularity of the income tax rate reconciliation as well as an expansion of other income tax disclosures. The majority of the disclosures will only be made on an annual basis, although there is a modest expansion of required quarterly income tax disclosures. The amendments in ASU 2023-09 require disclosure of specific income tax categories in the statutory to effective rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. There are also additional disclosures related to taxes paid to local jurisdictions, and to income taxes paid. This information is currently available to the Company but was not a required disclosure. The Company expects to adopt ASU 2023-09 on November 1, 2025.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

In March 2024, the FASB issued Accounting Standards Update 2024-01 entitled Scope Application of Profits Interest and Similar Awards (ASU 2024-01) to improve GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance to determine whether profits interest and similar awards should be accounted for in accordance with FASB ASC 718, Compensation–Stock Compensation. While profits interest is not defined in GAAP, those interests are differentiated from capital interests held by investors that provide those holders with rights to the existing net assets in a partnership in a partnership or similar entity. The Company does not expect ASU 2024-01 to have any effect since the Company does not presently issue profits interest awards.

In November 2024, the FASB issued Accounting Standards Update 2024-03 entitled–Reporting Comprehensive Income–Expense Disaggregation Disclosures, Disaggregation of Income Statement Expense (ASU 2024-03). The FASB issued ASU 24-03 to improve the disclosure about a public business entity’s expense and to address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion) included in commonly presented expense captions (such as cost of sales, SG&A and research and development. This is a disclosure-only standard and the Company expects to adopt ASU 2024-03 on November 1, 2026. There is currently a Proposed Accounting Standards Update that would, if adopted, accelerate the effective date of this standard by one year. If that Proposed standard is adopted, we would expect to adopt ASU 2024-03 on November 1, 2025.

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

For the Marine Technology Business, all of our products are sold on a stand-alone basis and those market prices are evidence of the value of the products. To the extent that we also provide services (e.g., installation, training, post-sales technical support etc.), those services are either included as part of the product or are subject to written contracts based on the stand-alone value of those services. Revenue from the sales of services is recognized when those services have been provided to the customer and evidence of the provision of those services exists.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

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

We recognize such costs in accordance with our revenue recognition policy by contract. For revenue recognized under the percentage of completion method, costs are recognized as products are delivered or services are provided in accordance with the percentage of completion calculation. For revenue recognized over time, costs are recognized rateably over the term of the contract, commencing on the date of revenue recognition. At each quarterly balance sheet date, we review deferred costs, to ensure they are ultimately recoverable.

Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

Other Revenue Disclosures

See Note 15 – “Disaggregation of Revenue” for a breakdown of revenues from external customers and cost of those revenues between our Product Segment and Services Segment including information on the split of revenues by geography.

Contracts in Progress (Unbilled Receivables and Deferred Revenue)

Unbilled Receivables includes earned revenue in excess of billings on incomplete contracts representing accumulated project expenses plus fees which have not been invoiced to customers as of the date of the balance sheet. The amount of unbilled contracts receivable may not exceed their net realizable value. Unbilled Receivables were $1,657,827, $894,251 and $602,115 as of October 31, 2024, 2023 and 2022, respectively.

Sales of equipment include a provision for warranty or through life support (TLS) services and is treated as deferred revenue, along with extended warranty sales or TLS, which may be purchased by customers. These amounts are amortized over the relevant warranty or TLS period (12 months is our standard warranty contract obligation or for TLS 24, 36 or 60 months) from the date of sale.

Deferred Revenue (current) includes paid customer invoices prior to delivery of the agreed service, customer prepaid support to be delivered within twelve months and provision for warranty services to be provided within twelve months. Deferred Revenue was $1,225,634 and $975,537 as of October 31, 2024, and 2023, respectively.

Deferred Revenue (current) consisted of the following as of October 31, 2024, 2023 and 2022:

	2024	2023	2022

Deferred Revenue	$670,339	$420,611	$430,962
Customer Technical Support Obligations	275,347	324,218	283,369
Product Warranty	279,948	230,708	229,238
Total Deferred Revenue (Current)	$1,225,634	$975,537	$943,569

Deferred Revenue (current) includes customer prepaid support, TLS, to be delivered past the initial twelve months and provision for extended warranty services to be provided past the initial twelve months.

Deferred Revenue (non-current) was $56,121, $133,382 and $76,127 as of October 31, 2024, 2023 and 2022, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

NOTE 5 – FAIR VALUE

The Company follows the authoritative guidance for fair value measurement and the fair value option for financial assets and financial liabilities. The Company carries its financial instruments at fair value. Fair value is defined as an exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. At October 31, 2024 and 2023, respectively, the Company’s financial assets and liabilities were in cash and cash equivalents. The cash equivalents are highly liquid investments with maturities of three months or less. Our recently acquired subsidiary, PAL, whose financial assets and liabilities were in cash and cash equivalents, follows the Company’s existing practice of keeping these assets in highly liquid investments with maturities of three- months or less.

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

There were no marketable securities required to be measured at fair value on a recurring basis as of October 31, 2024 and 2023.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

NOTE 6 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Certified Deposit Interest Bearing Accounts

The Company established certified deposit interest-bearing accounts with its current bankers HSBC NA and Jyske Bank in February 2023. These interest-bearing accounts are for rolling fixed short-term periods not exceeding 3 months and are classified in our financial statements as “cash equivalents”. The Company also maintains an interest-bearing deposit account in the UK that tracks the Bank of England base rate, which has no restrictions on access and has a current rate of 4.75%. The table below indicates the amounts which, at the date hereof, are held in certified deposit and unrestricted interest-bearing accounts, and interest earned in the period:

Country	Deposit October 31, 2024	Interest October 31, 2024	Deposit October 31, 2023	Interest October 31, 2023

USA	$15,156,719	$823,816	$15,201,579	$486,756
UK	764,659	103,144	1,516,641	86,266
Denmark	-	11,815	2,400,000	69,508

	$15,921,378	$938,775	$19,118,282	$642,530

Inventory consisted of the following as of:

	October 31,	October 31,
	2024	2023

Raw materials and parts	$10,368,350	$8,994,482
Work in progress	193,062	483,227
Finished goods	3,340,464	2,207,816
Stock in transit	73,653	-
Total Inventory	$13,975,529	$11,685,525

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

Other current assets consisted of the following as of:

	October 31,	October 31,
	2024	2023

Deposits and other assets	$63,630	$23,081
Other US Tax Receivables/Prepaid Taxes	240,909	450,625
Employee Retention Credit Receivables	212,300	212,300
Other Foreign Tax Receivables	321,996	348,620
Total Other Current Assets	$838,835	$1,034,626

Fixed assets consisted of the following as of:

	October 31,	October 31,
	2024	2023

Buildings	$5,881,237	$6,386,705
Land	200,000	200,000
Office machinery and equipment	1,872,693	1,596,026
Rental assets	2,784,921	2,323,446
Furniture, fixtures and improvements	1,549,965	1,172,169

Totals	12,288,816	11,678,346
Less: accumulated depreciation	(5,465,826)	(4,805,026)
Total Property and Equipment, net	6,822,990	6,873,320
Right of use assets	413,171	-

Total Fixed Assets, net	$7,236,161	$6,873,320

On January 16, 2024, the Company sold its flat located in Copenhagen, Denmark for a price of DKK 5,300,000 (equivalent of $771,807 at transaction date). Prior to the sale this was composed within our Fixed Assets – Property and Equipment. We realized a gain of $30,244 upon sale.

Depreciation expense for the years ended October 31, 2024 and 2023 was $710,059 and $603,467 respectively.

Property and equipment, net, by geographic areas were as follows:

	October 31,	October 31,
	2024	2023

USA	$1,743,840	$1,751,260
Europe	5,079,150	5,122,060

Total Property and Equipment, net	$6,822,990	$6,873,320

Accrued Expenses and Other Current Liabilities consisted of the following as of:

	October 31,	October 31,
	2024	2023

Accruals	$560,986	$384,880
Other Tax Payables	924,735	525,565
Employee Related	118,875	85,185
Total Accrued Expenses and Other Current Liabilities	$1,604,596	$995,630

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

Total Other Income, net consisted of the following for the year ended:

	October 31,	October 31,
	2024	2023

Grant Income	$34,422	$-
Other	53,960	39,146
	88,382	39,146

Interest	$938,775	642,530

Total Other Income, net	$1,027,157	$681,676

NOTE 7 – ACQUISITION OF PRECISION ACOUSTICS LIMITED

On October 29, 2024, the Company acquired all the issued and outstanding shares of PAL for $6,538,569 in cash. At the acquisition date, the Company had immediate access to PAL’s cash balance of $1,933,284, which resulted in a net cash outlay at the acquisition date of $4,605,285. The Company agreed to pay the sellers for all cash in PAL’s bank account on the date of its acquisition, which was in excess of the agreed working capital amount of $595,869 and, as part of the transaction, the Company paid the sellers $1,337,415 for the excess cash balance.

The Company acquired PAL to gain access to its expertise in acoustic and medical imaging technologies which we believe can be leveraged through development for use in the subsea market, the primary sector for the Marine Technology Business and more broadly to expand the Group’s collective capabilities in order to qualify to compete for larger Defense-related contracts. Prior to the acquisition, PAL was a non-key supplier to our Marine Technology Business, which purchased on average approximately $80,000 of acoustic materials from PAL. It expects to continue to purchase these materials, at a similar dollar level, from PAL in the future.

In addition to the cash paid at closing, the share purchase agreement provides for certain earn-out payments over a three-year period and which are conditional upon PAL meeting the defined targets (revenue and pre-tax) in each of the earn-out year. The potential earnout provision amounts are shown in the table below applying an exchange rate (from British Pound to USD) of $1.278973:

Earn Out	2025 FY	2026 FY	2027 FY
Revenue Target	$5,334,584	$5,867,914	$6,454,962
Pre-Tax Profit Target	$1,046,476	$1,295,597	$1,573,133
Earn Out Amount Payable based on Targets	$208,472	$418,223	$652,275

Based on the projections the Company used, there would be no earnouts payable and, subsequently, no contingent liability for earnout payments has been recorded in the Company’s accounts. To the extent that the Company does not record a contingent liability for these payments, any amount actually earned under the earn out provisions would be expensed in the year the qualifying condition is met.

PAL had no material Income Statement activity in the two days from the acquisition to the Company’s fiscal year end. Therefore, the Company’s Income Statement in this Form 10-K for the year ended October 31, 2024, does not include any revenue or expenses relating to PAL.

In the event that the business combination between the Company and PAL had occurred at the beginning of the Company’s comparable annual reporting period, the unaudited supplemental pro-forma information concerning revenue and expenses for PAL (which have been translated from British Pound to USD using the exchange rate used by the Company for those reporting periods) is shown below:

	October 31,	October 31,
	2024	2023
Net Revenue
Coda Octopus Group	$20,316,161	$19,352,088
Precision Acoustics	4,942,389	3,777,057
Combined Net Revenue	25,258,550	23,129,145
Net Income
Amortization of acquired intangible assets, pro forma	$(477,181)	$(477,181)
Coda Octopus Group	3,645,996	3,124,149
Precision Acoustics	483,776	113,793
Combined Net Income	$3,652,591	$2,760,761

Purchase Price Allocation

In accordance with the requirements of FASB ASU 805, Business Combinations, the acquisition of PAL was accounted for using the acquisition method of accounting. The Company determined the fair value of the PAL balance sheet as of October 29, 2024, the date of acquisition.

The Company has up to one-year from October 29, 2024, to make any measurement period adjustments to the fair value of the opening balance sheet.

The table below shows the fair value of the assets acquired and liabilities assumed in connection with the PAL acquisition.

Description	Amount
Tangible assets and liabilities acquired
Cash (including excess cash amount purchased of $1,337,415)	$1,933,284
Accounts receivable	698,595
Inventory	980,594
Property, plant and equipment	509,337
Right of Use Asset (Lease)	417,881
Accounts payable	(362,305)
Lease liability	(417,881)
Deferred revenues	(498,422)
Accruals and other liabilities	(151,532)
Intangible assets and liabilities at fair value
Fair value of noncompete agreement	224,637
Value of technology	2,947,155
Expected value of earn out provision	-
Goodwill	257,226
Total purchase price	$6,538,569
Acquisition, net of acquired cash	$4,605,285

PAL’s technology was valued using the multi-period excess earnings method related to the income approach since this is the main identifiable intangible asset. Significant inputs used to measure the fair value included estimates of projected revenue and costs associated with generating those revenues and a discount rate of 12.36%. The discount rate is a level 2 fair value measurement, and the other assumptions used in the determination of the opening value of the PAL balance sheet at fair value are level 3 inputs.

The fair value of the non-compete agreement was developed using the with and without income approach method.

Estimates of the potential loss of business resulting from certain employees leaving the business were made and compared to the value of the business assuming the employee did not leave during the four-year non-compete period. Revenue projections and related projected costs of revenue were made and discounted at a 12.36% discount rate. The discount rate is a level 2 fair value measurement, and the other assumptions used in the determination of the opening value of the PAL balance sheet at fair value are level 3 inputs.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

The Company did not record a liability related to the earn-out liability provision contained in the share purchase agreement because the forecast that the Company developed and used to determine the fair value of the intangible assets related to this acquisition indicated that no earn-out would be paid. In addition, historical PAL financial information indicated that PAL has never produced historical financial results that would lead the Company to believe that an earn-out payment would occur.

Goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including an experienced workforce that will help accelerate product development and our go to market strategy, as well as expected future synergies generated by integrating PAL’s products with those in our existing platform. None of the goodwill is expected to be deductible for tax purposes.

We recorded as part of our SG&A expenses transaction related costs of $41,531, in the twelve-months ended October 31, 2024.

NOTE 8 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Intangibles consisted of the following as of:

		October 31, 2024			October 31, 2023
	Average
Finite-lived	Life	Gross	Accumulated		Gross	Accumulated
intangible assets	(Years)	Asset	Amortization	Net	Asset	Amortization	Net

Customer Relationships	10	$919,503	$(919,503)	$-	$919,503	$(906,422)	$13,081
Non-Compete Agreements	4	423,548	(198,911)	224,637	198,911	(198,911)	-
Value of Technology	7	2,947,155	-	2,947,155	-	-	-
Patents	10	820,555	(305,313)	515,242	581,739	(108,205)	473,534
Total intangible assets		$5,110,761	$(1,423,727)	$3,687,034	$1,700,153	$(1,213,538)	$486,615

Estimated future annual amortization expenses of finite-lived assets as of October 31, 2024, is as follows:

Years Ending October 31,	Amount

2025	$524,068
2026	523,381
2027	522,821
2028	522,821
2029	466,662

Thereafter	1,127,281

Totals	$3,687,034

Amortization of intangible assets for the years ended October 31, 2024, and 2023 was $60,476 and $64,063 respectively.

Goodwill consisted of the following as of:

	October 31,	October 31,
	2024	2023

Coda Octopus Colmek, Inc.	$2,038,669	$2,038,669
Coda Octopus Products, Ltd	62,315	62,315
Coda Octopus Martech, Ltd	1,281,124	1,281,124
Precision Acoustics Ltd	257,226	-

Total Goodwill	$3,639,334	$3,382,108

NOTE 9 – NET INCOME PER SHARE

The following table sets forth the computation of basic and fully diluted loss per common share for the years ended:

Fiscal Period	2024	2023
Numerator:
Net Income	$3,645,996	$3,124,149

Denominator:
Basic weighted average common shares outstanding	11,166,956	11,131,469
Unexercised portion of options and restricted stock awards	123,371	192,099
Diluted outstanding shares	11,290,327	11,323,568

Net income per share

Basic	$0.33	$0.28
Diluted	$0.32	$0.28

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

NOTE 10 – CAPITAL STOCK

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

As of October 31, 2024, there were a total of 1,366,486 shares available for issuance under the 2017 and 2021 Plans.

A summary of stock options activity is as follows:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Remaining	Aggregate
	Subject	Price Per	Contractual	Intrinsic
	to Options	Share	Life (in years)	Value
Balance at October 31, 2022	307,167	-
Granted	-	-
Vested	-	-
Exercised	(199,496)	$4.62
Forfeited or cancelled	(3,000)	$6.23
Balance at October 31, 2023	104,671	$4.67	3.40	$202,419
Granted	-	-
Vested	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Balance at October 31, 2024	104,671	$4.67	2.40	$202,419
Vested and expected to vest at October 31, 2024	104,671	$4.67	2.40	$202,419
Exercisable at October 31, 2024	104,671	$4.67	2.40	$202,419

The following table summarizes information about stock options outstanding and exercisable under the Company’s Stock Option Plan at October 31, 2024:

Options Outstanding				Options Exercisable
			Weighted				Weighted
Range of		Weighted	Average			Weighted	Average
Exercise		Average	Remaining	Range of		Average	Remaining
Prices per	Number	Exercise Price Per	Contractual Life	Exercise Prices per	Number	Exercise Price Per	Contractual Life
Share	Outstanding	Share	(in years)	Share	Exercisable	Share	(in years)
$4.62	101,671	$4.62	2.32	$4.62	101,671	$4.62	2.32
$6.23	3,000	$6.23	2.85	$6.23	3,000	$6.23	2.85
	104,671	$4.67			104,671	$4.67

Unamortized compensation expense in future years is $0.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

A summary of restricted stock award activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Non-Vested	Weighted Average Grant Date Fair Value

Outstanding at October 31, 2022	110,506	$8.10	110,506	$8.10

Granted	100,428	$7.10	98,546	$6.96
Vested	(108,568)	$7.91	(108,568)	$7.91
Treasury Stock	(1,932)	$9.30	(1,932)	$9.30
Forfeited or cancelled	(13,006)	$5.77	(13,006)	$5.77

Outstanding at October 31, 2023	87,428	$7.04	85,546	$7.04

Granted	21,208	$6.37	21,208	$6.37
Vested	(72,542)	$7.06	(70,660)	$7.06
Treasury Stock	(2,394)	$7.16	(2,394)	$7.16
Forfeited or cancelled	(15,000)	$7.39	(15,000)	$7.39

Outstanding at October 31, 2024	18,700	$6.42	18,700	$6.42

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of fiscal years 2024 and 2023. The aggregate intrinsic value is the difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options (CODA: NASDAQ).

In certain situations, in 2024 and 2023, certain RSAs that vested were net share settled such that the Company withheld common shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were zero for 2024 and 109,154 for 2023 and were based on the value of the RSAs on their respective vesting dates as determined by the Company’s closing stock price. The Company has classified the withheld common shares as treasury stock and may issue these shares at a future date.

All stock options and restricted stock awards have been made pursuant to the 2017 Plan.

Total stock-based compensation expense from stock options and restricted stock awards was $137,676 and $645,196, respectively for the years ended October 31, 2024, and 2023. As of October 31, 2024, there was approximately $58,333 of total unrecognized stock-based compensation cost related to 18,700 unvested restricted stock awards.

Preferred Stock

Series A and Series C Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. As of October 31, 2024, there were no shares of Preferred Stock issued or outstanding.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

NOTE 11 - INCOME TAXES

The Company provides for income taxes and the related accounts under the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates and will be updated if the tax rate changes before the expected reversal dates. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

The provision (benefit) for income taxes comprises:

	October 31,	October 31,
	2024	2023

Current federal expense	$174,094	$264,955
Current state income tax expense	53,147	5,789
Foreign tax expense (benefit)	486,429	(22,089)

Total current tax expense	713,670	248,655

Deferred federal expense	249,693	14,941
Deferred state expense (benefit)	(11,585)	3,913
Deferred foreign tax expense	13,514	29,570

Deferred tax expense	251,622	48,424

Total Income Tax Expense	$965,292	$297,079

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

The expense for income taxes differed from the U.S. statutory rate due to the following:

	October 31,	October 31,
	2024	2023

Statutory tax rate	21.0%	21.0%
R&D Relief	(8.8)%	(9.7)%
Change in valuation allowance	-	(3.4)%
Foreign Tax expense	7.5%	2.1%
State Income Tax	1.2%	(1.3)%

Total	20.9%	8.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	October 31,	October 31,
	2024	2023
Noncurrent deferred tax assets
Temporary differences
U.S. NOL carryforwards	$-	$-
Deferred Revenue	-	-

Restricted Stock Awards	42,441	263,218
Book/Tax Depreciation	(7,666)	(21,554)
Foreign fixed assets	(213,484)	(218,045)
Foreign capital loss carryforwards	-	11,182
Foreign NOL carryforwards	96,698	176,585

Total	(82,011)	211,386

Valuation allowance	-	-

Total Deferred Net (Liability) Asset	$(82,011)	$211,386

As of October 31, 2024, we had no remaining U.S. federal net operating loss (NOL) carryforwards.

The Company’s tax jurisdictions are USA, UK, Denmark, India, and Australia (our India and Australian operations are currently dormant). As a result, the Company’ foreign derived income is subject to GILTI tax in the United States. The Company has elected to treat GILTI inclusions as period costs.

The Company has filed tax returns for federal, state, and foreign jurisdictions. The Company’s evaluation of uncertain tax matters was performed for the tax years ended October 31, 2024, and October 31, 2023. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained upon audit and does not anticipate any adjustments to result in a material change to its financial position.

The Company’s UK Operations, under the applicable UK tax rules, have certain carryforward trading losses (referred to in this Form 10-K disclosure as “UK NOLs”). Under the applicable UK tax rules, any trading tax losses incurred from 2017 up to and including the current fiscal year can be surrendered for group relief (between and among the Company’s “UK companies”) to offset or reduce current year tax liability relating to any of the UK companies. Any UK NOLs arising before 2017 in a UK company can only be used by the UK company to which it pertains (and cannot be used within the UK tax group). The benefit of these UK NOLs is available indefinitely unless the nature of the business with the tax benefit changes substantially. Under UK tax rules, the UK entities are also eligible for research and development (R&D) Tax Credit. The UK Marine Technology Business in any one financial year performs significant R&D work due to the nature of its business (researching and developing products and solutions) and typically receives R&D allowance. In the 2024 FY our UK R&D allowance was insufficient to completely eliminate tax liability and as such we have recorded an income tax provision for UK entities of $267,759 for 2024 FY, compared to $0 for 2023 FY, where we were able to offset all tax liability by applying our R&D allowance. Our UK Operations have the equivalent of $386,788 in NOL carryforwards which under the applicable rules can only be used by the entity in which the loss occurred and therefore is not available for the broader abatement of tax liability of the UK tax group. The new UK products business, PAL, also performs significant R&D work and prior to the acquisition, historically it benefited from UK R&D Tax Credit. PAL will also be included in our UK tax group and will be eligible, where applicable to use any available UK NOLs to offset tax obligation, if available

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

NOTE 12 – LINE OF CREDIT

The Company entered into a $4,000,000 revolving line of credit facility with HSBC NA on November 27, 2019, with the interest rate established as the applicable prime rate. This revolving line of credit facility is subject to annual renewal and has been extended to November 2025. We have not utilized this line of credit and as a result the outstanding balance on the line of credit was $0 as of October 31, 2024 and 2023.

NOTE 13 – CONCENTRATIONS

Significant Customers

During the year ended October 31, 2024, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenues from this customer were $3,104,089, or 15.3% of net revenues during the period. Total accounts receivable from this customer as of October 31, 2024, was $294,149 or 8.1% of accounts receivable.

During the year ended October 31, 2023, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenues from these customers were $4,430,389, or 22.9% of net revenues during the period. Total accounts receivable from these customers as of October 31, 2023, was $173,930 or 6.6% of accounts receivable

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company’s U.S. subsidiaries maintain a 401(k)-retirement plan. The plan allows the Company to make matching contributions of 4% of employee compensation, subject to IRS contribution limits. U.S. employees who have at least six months of service with the Company are eligible. In addition, the Company’s UK subsidiaries operate statutory pension schemes which provide for the payment of certain contributions by the Company and the Employee. These schemes in the UK operate on a defined contribution money purchase basis and the contributions are charged to operations as they arise. Finally, the Company is obligated to provide pension funding according to the laws in which it operates including in both Denmark, Australia and India. The Company has an arrangement that fulfils this requirement. Costs related to the Company’s contribution to these employee benefit plans for the years ended October 31, 2024 and 2023 were $130,650 and $128,988, respectively

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

NOTE 15 -SEGMENT ANALYSIS

We operate in two reportable segments, “Products Business” and “Service Business” which are managed separately based upon fundamental differences in their operations. Segment operating income is total segment revenue reduced by cost of revenues and operating expenses, Research and Development (“R&D”), and Selling, General & Administrative (“SG&A”) identifiable with the reporting business segment. Overheads include general corporate administrative costs. Up until October 29, 2024, the Products Segment was constituted by our Marine Technology Business. On October 29, 2024, we acquired an additional business unit within the Products Segment, PAL. For the purposes of this Note 15, PAL is excluded from the Consolidated Statements of Income and Comprehensive Income since this entity was acquired on October 29, 2024, and it had no material Income Statement activity in the two days from the acquisition date to the end of the Company’s fiscal end on October 31, 2024. However, the fair value of assets acquired, and liabilities assumed for PAL, have been included in our Consolidated Balance Sheet and in respect of the Segment information provided immediately below, PAL is included in the Supplemental Disclosure information in the table below but not in the income and expense statement.

The Company evaluates performance and resources based upon operating income.

There are inter-segment sales in the table below which have been eliminated from our financial statements. Inter-company sales are not included in our financial statements. For segment reporting purposes we have shown in the table below our inter-company sales during the reporting period.

Coda Octopus Products (with entities operating in the UK, USA and Denmark) constitute the Marine Technology Business (“Products Segment”) where it is a supplier to the underwater/subsea market and selling both hardware and software solutions which include imaging sonar technology solutions, diving and diving communications technology, geophysical products, rental equipment, customization, and field operations services. Coda Octopus Colmek, Inc. (a Utah corporation). PAL is a supplier of products to the ultrasound, acoustic measurement and NDT market. Coda Octopus Martech Ltd (a UK corporation) constitute the Marine Engineering Business (Services Segment) and are subcontractors mainly to prime Defense contractors where they provide engineering services.

The following table summarizes segment asset and operating balances by reportable segment as of and for the years ended October 31, 2024 and 2023, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas
●	Europe
●	Australia/Asia
●	Middle East/Africa

CODA OCTOPUS GROUP, INC .

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

	Products	Services	Overhead	Total

Year Ended October 31, 2024

Net Revenues	$12,806,603	$7,509,558	$-	$20,316,161

Cost of Revenues	2,824,541	3,318,515	-	6,143,056

Gross Profit	9,982,062	4,191,043	-	14,173,105

Research & Development	2,019,112	223,317	-	2,242,429
Selling, General & Administrative	3,814,860	2,248,493	2,283,192	8,346,545

Total Operating Expenses	5,833,972	2,471,810	2,283,192	10,588,974

Income (Loss) from Operations	4,148,090	1,719,233	(2,283,192)	3,584,131

Other Income
Other Income	53,960	34,422	-	88,382
Interest Income	657,817	198,239	82,719	938,775

Total Other Income	711,777	232,661	82,719	1,027,157

Income (Loss) before Income Taxes	4,859,867	1,951,894	(2,200,473)	4,611,288

Income Tax Expense
Current Tax Expense	316,955	169,374	227,341	713,670
Deferred Tax Expense (Benefit)	(5,655)	19,169	238,108	251,622

Total Income Tax Expense	311,300	188,543	465,449	965,292

Net Income (Loss)	$4,548,567	$1,763,351	$(2,665,922)	$3,645,996

Supplemental Disclosures

*Total Assets	$40,922,453	$13,404,567	$3,217,524	$57,544,544

*Total Liabilities	$3,072,876	$842,450	$500,695	$4,416,021

Revenues from Intercompany Sales - eliminated from sales above	$3,367,839	$238,143	$1,266,000	$4,871,982

Depreciation and Amortization	$632,882	$88,166	$49,487	$770,535

Purchases of Long-lived Assets	$345,191	$23,786	$89,103	$458,079

*	The Total Assets and Total Liabilities included in the Supplemental Disclosures include PAL

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

	Products	Services	Overhead	Total

Year Ended October 31, 2023

Net Revenues	$12,119,066	$7,233,022	$-	$19,352,088

Cost of Revenues	2,819,796	3,501,237	-	6,321,033

Gross Profit	9,299,270	3,731,785	-	13,031,055

Research & Development	2,043,890	52,577	-	2,096,467
Selling, General & Administrative	3,109,566	2,463,087	2,622,383	8,195,036

Total Operating Expenses	5,153,456	2,515,664	2,622,383	10,291,503

Income (Loss) from Operations	4,145,814	1,216,121	(2,622,383)	2,739,552

Other Income
Other Income	39,146	-	-	39,146
Interest Income	544,892	97,638	-	642,530

Total Other Income	584,038	97,638	-	681,676

Income (Loss) before Income Taxes	4,729,852	1,313,759	(2,622,383)	3,421,228

Income Tax Expense (Benefit)
Current Tax Expense (Benefit)	272,126	78,876	(102,347)	248,655
Deferred Tax Expense (Benefit)	115,954	(54,382)	(13,148)	48,424

Total Income Tax Expense (Benefit)	388,080	24,494	(115,495)	297,079

Net Income (Loss)	$4,341,772	$1,289,265	$(2,506,888)	$3,124,149

Supplemental Disclosures

Total Assets	$36,969,673	$13,604,262	$1,267,581	$51,841,516

Total Liabilities	$2,263,761	$732,582	$416,407	$3,412,750

Revenues from Intercompany Sales - eliminated from sales above	$4,602,741	$584,622	$1,200,000	$6,387,363

Depreciation and Amortization	$523,339	$100,689	$43,502	$667,530

Purchases of Long-lived Assets	$1,996,544	$25,404	$108,392	$2,130,340

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

NOTE 16 - DISAGGREGATION OF REVENUE

	For the Year Ended October 31, 2024
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$2,838,857	$4,448,704	$7,287,561
Europe	3,372,430	3,060,854	6,433,284
Australia/Asia	5,475,401	-	5,475,401
Middle East/Africa	1,119,915	-	1,119,915

Total Revenues	$12,806,603	$7,509,558	$20,316,161

Major Goods/Service Lines
Equipment Sales	$7,210,169	$1,193,776	$8,403,945
Equipment Rentals	2,328,781	-	2,328,781
Software Sales	878,516	-	878,516
Engineering Parts	-	5,520,032	5,520,032
Services	2,389,137	795,750	3,184,887

Total Revenues	$12,806,603	$7,509,558	$20,316,161

Goods transferred at a point in time	$8,088,685	$1,248,751	$9,337,436
Services transferred over time	4,717,918	6,260,807	10,978,725

Total Revenues	$12,806,603	$7,509,558	$20,316,161

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2024 and 2023

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

