Form 10-Q
period 2025-01-31
Coda Octopus Group, Inc.
filed 2025-03-17
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of March 15, 2025 is 11,230,248.

PART I. FINANCIAL INFORMATION

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

January 31, 2025 and October 31, 2024

	2025	2024
	Unaudited
ASSETS

CURRENT ASSETS

Cash and Cash Equivalents	$22,541,963	$22,479,072
Accounts Receivable, net	3,359,711	3,493,463
Inventory	13,433,561	13,975,529
Unbilled Receivables	2,259,419	1,657,827
Prepaid Expenses	723,802	537,289
Other Current Assets	400,855	838,835

Total Current Assets	42,719,311	42,982,015

FIXED ASSETS
Property and Equipment, net	6,583,158	6,822,990
Right of Use Assets	388,060	413,171

	6,971,218	7,236,161

OTHER ASSETS
Goodwill	3,639,334	3,639,334
Intangible Assets, net	3,567,435	3,687,034

Total Other Assets	7,206,769	7,326,368

Total Assets	$56,897,298	$57,544,544

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

January 31, 2025 and October 31, 2024

	2025	2024
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable	$1,072,668	$1,034,488
Current portion of operating lease liabilities	32,505	32,298
Accrued Expenses and Other Current Liabilities	1,226,421	1,604,596
Deferred Revenue	1,004,800	1,225,634

Total Current Liabilities	3,336,394	3,897,016

LONG TERM LIABILITIES
Deferred Tax Liability, net	51,025	82,011
Non-current operating lease liabilities	359,940	380,873
Deferred Revenue, less current portion	36,882	56,121

Total Long Term Liabilities	447,847	519,005

Total Liabilities	3,784,241	4,416,021

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 11,218,804 issued and outstanding as of January 31, 2025 and 11,195,487 shares issued and outstanding as of October 31, 2024	11,219	11,195
Preferred Stock $.001 par value; 5,000,000 shares authorized, zero issued and outstanding as of January 31, 2025 and October 31, 2024	-	-
Treasury Stock	(61,933)	(61,933)
Additional Paid-in Capital	63,196,704	63,096,583
Accumulated Other Comprehensive Loss	(3,539,417)	(2,510,831)
Accumulated Deficit	(6,493,516)	(7,406,491)

Total Stockholders’ Equity	53,113,057	53,128,523

Total Liabilities and Stockholders’ Equity	$56,897,298	$57,544,544

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended January 31,
	2025	2024

Net Revenues	$5,209,715	$4,461,191
Cost of Revenues	1,781,245	1,374,455

Gross Profit	3,428,470	3,086,736

OPERATING EXPENSES
Research & Development	543,126	485,977
Selling, General & Administrative	2,223,322	2,045,375

Total Operating Expenses	2,766,448	2,531,352

INCOME FROM OPERATIONS	662,022	555,384

OTHER INCOME
Other Income	78,667	35,020
Interest Income	194,171	192,540

Total Other Income	272,838	227,560

INCOME BEFORE INCOME TAX EXPENSE	934,860	782,944

INCOME TAX (EXPENSE) BENEFIT
Current Tax (Expense) Benefit	(48,874)	34,015
Deferred Tax Benefit (Expense)	26,989	(187,071)

Total Income Tax (Expense)	(21,885)	(153,056)

NET INCOME	$912,975	$629,888

NET INCOME PER SHARE:
Basic	$0.08	$0.06
Diluted	$0.08	$0.06

WEIGHTED AVERAGE SHARES:
Basic	11,213,989	11,125,061
Diluted	11,299,737	11,264,478

NET INCOME	$912,975	$629,888

Foreign Currency Translation Adjustment	(1,028,586)	1,029,580

Total Other Comprehensive Income	$(1,028,586)	$1,029,580

COMPREHENSIVE (LOSS) INCOME	$(115,611)	$1,659,468

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended January 31, 2025 and 2024

(Unaudited)

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total

Balance, October 31, 2023	11,117,695	$11,118	$62,958,984	$(3,442,549)	$(11,052,487)	$(46,300)	$48,428,766

Employee stock-based compensation	-	-	77,076	-	-	-	77,076
Stock issued for options exercised and stock grants	46,788	47	(47)	-	-		-
Treasury Stock						(15,633)	(15,633)
Foreign currency translation adjustment	-	-	-	1,029,580	-	-	1,029,580
Net Income	-	-	-	-	629,888	-	629,888
Balance, January 31, 2024	11,164,483	$11,165	$63,036,013	$(2,412,969)	$(10,422,599)	$(61,933)	$50,149,677

Balance, October 31, 2024	11,195,487	$11,195	$63,096,583	$(2,510,831)	$(7,406,491)	$(61,933)	$53,128,523

Employee stock-based compensation	-	-	100,145	-	-	-	100,145
Stock issued for options exercised and stock grants	23,317	24	(24)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(1,028,586)	-	-	(1,028,586)
Net Income	-	-	-	-	912,975	-	912,975
Balance, January 31, 2025	11,218,804	$11,219	$63,196,704	$(3,539,417)	$(6,493,516)	$(61,933)	$53,113,057

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$912,975	$629,888
Adjustments to reconcile net income to net cash provided by (used in) operating activities:		.
Depreciation of property and equipment	205,646	173,292
Amortization of intangible assets	127,759	17,246
Stock-based compensation	100,145	77,076
Deferred income taxes	(26,989)	187,071
Gain on sale of asset	-	(30,244)
Allowance for credit loss	(41,256)	-
Non cash Operating Lease expense	3,906	-
(Increase) decrease in operating assets:
Accounts receivable	85,988	(337,120)
Inventory	149,535	(556,975)
Unbilled receivables	(612,135)	134,697
Prepaid expenses	(200,717)	(207,389)
Other current assets	428,541	(135,850)
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(286,435)	(17,505)
Deferred revenue	(205,452)	(232,146)
Net Cash provided by (used in) Operating Activities	641,511	(297,959)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(128,109)	(135,651)
Purchases of other intangible assets	(7,036)	(26,825)
Proceeds from the sale of property and equipment	-	771,807
Net Cash (used in) provided by Investing Activities	(135,145)	609,331
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	-	(15,633)
Net Cash Used in Financing Activities	-	(15,633)

EFFECT OF CURRENCY TRANSLATION ON CHANGES IN CASH AND CASH EQUIVALENTS	(443,475)	259,404

NET INCREASE IN CASH AND CASH EQUIVALENTS	62,891	555,143

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	22,479,072	24,448,841

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$22,541,963	$25,003,984
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$6,968	$74,118

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2025 and October 31, 2024

NOTE 1 – ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all material adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2025 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the U.S. Securities Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented on the Company’s Annual Report on Form 10-K for the year ended October 31, 2024 as filed with the Securities and Exchange Commission on January 29, 2025.

Principles of Consolidation

The consolidated financial statements include the accounts of Coda Octopus Group, Inc. and its wholly owned domestic and foreign subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, challenging, and subjective judgment include estimates related to the percentage of completion method used to account for contracts including costs and earnings in excess of billings, billings in excess of costs and estimated earnings. Actual results realized by the Company may differ from management’s estimates.

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2025 and October 31, 2024

NOTE 2 – REVENUE RECOGNITION (Continued)

We have three business segments:

●	Marine Technology Business
●	Acoustics Sensors and Materials Business; and
●	Engineering Business

Marine Technology Business (“Products Business”)

The Products Business revenues are earned under written contracts with its customers. Its Business Model includes:

Outright sale of underwater solutions (including hardware and software)
Rental of underwater equipment (including hardware and software)
Support services (including field installation and training)
Technical Support Services
Warranty Coverage and Through Life Support (TLS) sales
Customization of technology services

All its products and services are sold on a stand-alone basis and those market prices are evidence of the value of these products and services. Revenue derived from outright sale is recognized when its performance obligations are met – typically upon delivery and passing of risks in accordance with the contract terms. For rentals the rental period typically commences when the equipment is under the control of the customer and revenue derived from these contracts is recognized on a daily basis during the rental period. Revenue derived from services is recognized when our performance obligations are met under the terms of the contract. For contracts with multiple performance obligations, we recognize product revenue by allocating the transaction price to each performance obligation based on a relative standalone selling price basis and recognize revenue when performance obligations are met. Software license sales for which any services rendered are not considered distinct to the functionality of the software, we recognize revenue upon delivery of the software by the provision of the software installers and activation codes to the software.

Our contracts sometimes require customer payments in advance of revenue recognition. These are recognized as revenue when we have fulfilled our obligations under the respective contracts. Until such time, we recognize these prepayments as deferred revenue.

Our contracts do not give the customer the right of return. Where there are contractual failures giving rise to post-sale obligations these are addressed under our warranty or through life support provisions. The Company calculates its warranty expense provision based on its historical warranty experience and adjustments are made periodically to reflect actual warranty expenses.

Acoustic Sensors and Materials Business (“PAL”)

PAL revenues are earned under written contracts with its customers. Its Business Model includes:

Outright sale of sensors (including hardware and software) and materials
Warranty Coverage
Post Sale Calibration Services
Customization of technology services

All its products and services are sold on a stand-alone basis and those market prices are evidence of the value of these products and services. Revenue derived from outright sale is recognized when its performance obligations are met – typically upon delivery and passing of risks in accordance with the contract terms. For contracts with multiple performance obligations, we recognize product revenue by allocating the transaction price to each performance obligation based on a relative standalone selling price basis and recognize revenue when performance obligations are met. Software license sales for which any services rendered are not considered distinct to the functionality of the software, we recognize revenue upon delivery of the software by the provision of the software installers and activation codes to the software.

Our contracts sometimes require customer payments in advance of revenue recognition. These are recognized as revenue when we have fulfilled our obligations under the respective contracts. Until such time, we recognize these prepayments as deferred revenue.

Our contracts do not give the customer the right of return. Where there are contractual failures giving rise to post-sale obligations these are addressed under our warranty or through life support provisions. The Company calculates its warranty expense provision based on its historical warranty experience and adjustments are made periodically to reflect actual warranty expenses.

Marine Engineering Business (“Services Business”)

The Services Business revenues are earned under written contracts with its customers. Its Business Model includes:

Provision of engineering services
Supply of various types of proprietary products (such as Thermite® and FireSafe®)
Warranty Coverage
Post-Sale Service and Repair

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2025 and October 31, 2024

NOTE 2 – REVENUE RECOGNITION (Continued)

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

For contracts with multiple performance obligations, we recognize product revenue by allocating the transaction price to each performance obligation based on a relative standalone selling price basis and recognize revenue when performance obligations are met.

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

Other Revenue Disclosures

See Notes 15 and 16 – Segment Analysis and Disaggregation of Revenue. These Notes respectively provide disclosure of our revenue by segment (Marine Technology Business, Acoustics Sensors and Materials Business and Services Business); revenues from external customers and cost of those revenues; and the split of revenue by geography including within and outside the USA.

NOTE 3 – COST OF GOODS SOLD

Our Cost of goods sold includes the cost of materials and related direct costs. With respect to sales made through the Company’s sales agents distribution network, we include in our costs of goods sold commission paid to agents for the specific sales they make. Without using agents, we would not be eligible to participate in the Request for Proposals (“RFP”) for these sales on which we incur commission costs. All other sales-related expenses, including those related to unsuccessful bids, are included in selling, general and administrative costs. As a component of cost of goods sold, commission costs incurred in the three month period ended January 31, 2025 were $245,509 compared to $293,184 for the three month period ended January 31, 2024.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair values because of the short-term nature of these instruments.

NOTE 5 – FOREIGN CURRENCY TRANSLATION

Assets and liabilities are translated at the prevailing exchange rates at the balance sheet dates. Related revenues and expenses are translated at weighted average exchange rates in effect during the reporting period. Stockholders’ equity is recorded at the historical exchange rates. Resulting translation adjustments are recorded as a separate component in stockholders’ equity as part of accumulated other comprehensive income or (loss) as may be appropriate. Foreign currency transaction gains and losses are included in the consolidated statements of income and comprehensive income.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2025 and October 31, 2024

NOTE 6 – OPERATING LEASES

We are contractually bound by a non-cancellable operating lease relating to PAL which we acquired recently. Lease costs recognized in our consolidated statements of operations are summarized as follows:

	January 31,	October 31,
	2025	2024

Lease liability	$392,445	$413,171
Future minimum lease payments	534,222	568,076
Remaining life of the lease in years (Expires 31 March 2033)	8.17	8.42
Discount Rate	6.75%	6.75%

Maturities of lease liabilities as of January 31, 2025 were as follows:

Future Minimum Operating Lease Maturity Analysis

Years	Total

2025 (remaining 9 months)	$43,435
2026	59,358
2027	61,138
2028	62,972
2029	64,862
Thereafter	242,457
Imputed Interest	(141,777)
Total	$392,445

NOTE 7 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Certified Deposit Interest Bearing Accounts for the three months ended January 31, 2025 and 2024.

The Company has certified deposit interest-bearing accounts with its current bankers HSBC NA. These interest-bearing accounts are for rolling fixed short-term periods not exceeding 3 months and are classified in our financial statements as “cash equivalent”. In addition, we have an interest-bearing deposit account with HSBC UK which has no access restrictions and tracks the Bank of England base rate, which has a current rate of 4.75%. The table below indicates the applicable interest rates and amounts which are held in certified deposit and unrestricted interest-bearing accounts as of January 31, 2025 and 2024, and interest earned in the respective periods:

	2025		2024
	Amount	Interest	Amount	Interest
Country	January 31, 2025	January 31, 2025	January 31, 2024	January 31, 2024

USA	$15,315,906	$144,901	$17,405,227	$148,204
UK	1,387,369	40,309	1,889,567	32,550
Denmark	-	8,961	-	11,786

	$16,703,275	$194,171	$19,294,794	$192,540

Inventory consisted of the following as of:

	January 31,	October 31,
	2025	2024

Raw materials and parts	$10,057,541	$10,368,350
Work in progress	275,542	193,062
Finished goods	3,100,478	3,340,464
Stock in transit	-	73,653
Total Inventory	$13,433,561	$13,975,529

Other current assets consisted of the following as of:

	January 31,	October 31,
	2025	2024

Deposits	$12,825	$63,630
Other Tax Receivables	32,139	240,909
Employee Retention Credit Receivables	212,300	212,300
Other Receivables	143,591	321,996
Total Other Current Assets	$400,855	$838,835

Fixed Assets consisted of the following as of:

	January 31,	October 31,
	2025	2024

Buildings	$5,747,116	$5,881,237
Land	200,000	200,000
Office machinery and equipment	1,956,733	1,872,693
Rental assets	2,730,276	2,784,921
Furniture, fixtures and improvements	1,514,240	1,549,965
Totals	12,148,365	12,288,816
Less: accumulated depreciation	(5,565,207)	(5,465,826)

Total Property and Equipment, net	6,583,158	6,822,990

Right of use assets, net	388,060	413,171

Total Fixed Assets, net	$6,971,218	$7,236,161

Depreciation expense for the three months ended January 31, 2025, and 2024 was $205,646 and $173,292 respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2025 and October 31, 2024

NOTE 7 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS (Continued)

Property and equipment, net, by geographic areas were as follows:

	January 31,	October 31,
	2025	2024

USA	$1,711,932	$1,743,840
Europe	4,871,226	5,079,150

Total Property and Equipment, net	$6,583,158	$6,822,990

Accrued Expenses and Other Current Liabilities consisted of the following as of:

	January 31,	October 31,
	2025	2024

Accruals	$348,450	$560,986
Other Tax Payables	732,159	924,735
Employee Related	145,812	118,875
Total Accrued Expenses and Other Current Liabilities	$1,226,421	$1,604,596

Total Other Income, net consisted of the following:

	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
	2025	2024

Grant Income	$72,821	$14,714
Other	5,846	20,306
	$78,667	$35,020

Interest Received	$194,171	$192,540

Total Other Income, net	$272,838	$227,560

NOTE 8 – CONTRACTS IN PROGESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the balance sheet date. These amounts are stated on the consolidated balance sheets as Unbilled Receivables and as of January 31, 2025 and October 31, 2024, these were $2,259,419 and $1,657,827, respectively.

Deferred Revenue as of January 31, 2025 and October 31, 2024, were respectively $1,004,800 and $1,225,634 and, consist of billings in excess of costs and payments received for future obligations such as our warranty or Through Life Support (“TLS”) obligations undertaken as part of our contracts.

Sales of equipment include a provision for warranty obligations or through life support (TLS) services. The contractual components relating to warranty and TLS are treated as deferred revenue over the corresponding period of the Company’s obligations under these deferred arrangements and are amortized over the relevant warranty or TLS period (12 months is our standard warranty contract obligation or for TLS 24, 36 or 60 months, depending on the contract) from the date of sale.

Deferred Revenue (current) includes paid customer invoices prior to delivery of the agreed service, customer prepaid technical support to be delivered within twelve months, provision for warranty services to be provided within twelve months or the current portion of TLS services. Deferred Revenue was $1,004,800 and $1,225,634 as of January 31, 2025 and October 31, 2024, respectively.

Deferred Revenue (“Current”) consisted of the following as of January 31, 2025 and October 31, 2024:

	January 31,	October 31,
	2025	2024

Deferred Revenues	$395,689	$670,339
Customer Technical Support Obligations	315,474	275,347
Product Warranty	293,637	279,948
Total Deferred Revenues (Current)	$1,004,800	$1,225,634

Deferred Revenue (“Non-Current”) includes customer prepaid support and TLS, to be delivered past the initial twelve months which to be provided past the initial twelve months.

Deferred Revenue (“Non-Current) was $36,882 and $56,121 as of January 31, 2025 and October 31, 2024 respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2025 and October 31, 2024

NOTE 9 – ACQUISITIONS

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

In the Current Quarter, PAL contributed revenues of $1,312,261 and earnings of $556,049 to our consolidated results. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred at the beginning of the Company’s comparable quarterly reporting period, the unaudited supplemental pro-forma information concerning revenue and expenses for PAL (which have been translated from British Pound to USD using the exchange rate used by the Company for those reporting periods) is shown below:

	Pro forma January 31,	Pro forma January 31,
	2025	2024
Net Revenue
Coda Octopus Group	$3,897,454	$4,461,191
Precision Acoustics	1,312,261	1,111,046
Combined Net Revenue	5,209,715	5,572,237
Net Income
Amortization of acquired intangible assets, pro forma	$(115,298)	$(116,518)
Coda Octopus Group	472,224	629,888
Precision Acoustics	556,049	144,464
Combined Net Income	$912,975	$657,834

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported proforma information.

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the Company’s results to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from 1 November 2024 through 31 January 2025.

In fiscal year 2024, the Company incurred $41,531 of acquisition related costs. These expenses are included general and administrative expense on the Company’s consolidated statements of income and Comprehensive Income for the year ended October 31, 2024.

The acquisition of PAL includes contingent consideration arrangements (“Earn Outs”) that requires additional consideration to be paid by the Company to the sellers of PAL based on future revenue and pre-tax income of PAL over a three-year period. These amounts are payable up to three years after the acquisition date. The potential Earn Out provision amounts as at October 31, 2024 are shown in the table below applying an exchange rate (from British Pound to USD) of $1.278973:

Earn Out	2025 FY	2026 FY	2027 FY
Revenue Target	$5,334,584	$5,867,914	$6,454,962
Pre-Tax Profit Target	$1,046,476	$1,295,597	$1,573,133
Earn Out Amount Payable based on Targets	$208,472	$418,223	$652,275

Based on the projections the Company used, there would be no earnouts payable and, subsequently, no contingent liability for earnout payments has been recorded in the Company’s accounts in the Current Quarter. To the extent that the Company does not record a contingent liability for these payments, any amount actually earned under the earn out provisions would be expensed in the year the qualifying condition is met. The Company has up to one-year from October 29, 2024, to make any measurement period adjustments to the fair value of the opening balance sheet.

The goodwill is attributable to the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including an experienced workforce that will help accelerate product development and our go to market strategy, as well as expected future synergies generated by integrating PAL’s products with those in our existing platform. None of the goodwill is expected to be deductible for tax purposes.

Prior to the acquisition, PAL was a non-key supplier to our Marine Technology Business, which purchased on average approximately $80,000 of acoustic materials from PAL. It expects to continue to purchase these materials, at a similar dollar level, from PAL in the future.

The fair value of assets acquired includes non-competes and value of technology. The estimated future annual amortization expenses of finite-lived assets relating to the PAL acquisition for our fiscal year 2025 is $460,872 and in the Current Quarter our amortization expenses for PAL were $115,218.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2025 and October 31, 2024

NOTE 10 – CONCENTRATIONS

Significant Customers

During the three months ended January 31, 2025, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $621,523, or 12.0% of net revenues during the three months ended January 31, 2025. Receivables from this customer were $555,146, or 16.1% of net receivables as of January 31, 2025.

During the three months ended January 31, 2024, the Company had three customers from whom it generated sales greater than 10% of net revenues. Revenue from these customers was $1,809,398, or 40.6% of net revenues during the three months ended January 31, 2024. Receivables from these customers were $1,047,960, or 34.6% of net receivables as of January 31, 2024.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

On October 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 will affect how we report segment information, starting with our Form 10-K for the year ended October 31, 2025, and our quarterly reports on Form 10-Q starting with our quarterly report for the quarter ended January 31, 2026. The ASU requires that we provide disclosures of significant segment expenses and other segment items that are regularly provided to our Chief Operating Decision Maker (“the CODM”) and included in each reported measure of segment profit or loss. We will also have to disclose other segment items by reportable segment (i.e., the difference between reported segment revenue less the significant segment expenses (which are disclosed) less reported segment profit or loss). The information needed for these disclosures is available, and we are determining the best way to provide that information for these required segment disclosures.

On November 4, 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”) which is an update to Topic 220, Income Statement - Reporting Comprehensive Income. ASU 2024-03 enhances transparency and decision-usefulness of expense disclosures in response to investors’ requests for more detailed, disaggregated expense information, enabling a clearer understanding of a public business entity’s performance and cost structure. The amendments improve disclosure requirements in financial statement notes for specific expense categories including: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, (e) certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as other disaggregation requirements, (f) qualitative description of amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, as well as (g) the total amount of selling expenses, and in annual reporting periods, the entity’s definition of selling expense. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and therefore will be included in our Form 10-K for our fiscal year 2028 and Form 10-Qs beginning after December 15, 2027 (i.e., our first quarter of fiscal 2029 interim report). Early adoption is permitted. We are currently evaluating ASU 2024-03 to determine the impact it will have on its consolidated financial statements and related disclosures.

On December 14, 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures (“ASU 2023-09”), which is an update to Topic 740, Income Taxes. The amendments in this update relate to improvements regarding the transparency of income tax disclosures by requiring consistent categories and greater disaggregation by jurisdiction of information included in the effective income tax rate reconciliation and for income taxes paid. Also, the amendments allow investors to better assess an entity’s (i) capital allocation decisions, (ii) worldwide operations, and (iii) related tax risks, tax planning, and operational opportunities that affect the effective income tax rate and prospects for future cash flows. The other amendments in this update improve the effectiveness and comparability of disclosures relating to pretax income (or loss) and income tax expense (or benefit) and remove disclosures that are no longer considered cost beneficial or relevant. ASU 2023-09 is effective for public entities starting in annual periods beginning after December 15, 2024, and therefore will be included in our Form 10-K for our fiscal year 2026. Early adoption is permitted. We expect that the adoption of ASU 2023-09 will not have an impact on our results of operations and financial condition but will have a material impact on the disclosures required in the relevant notes to the consolidated financial statements.

NOTE 12 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Intangibles consisted of the following as of:

	Average	January 31, 2025			October 31, 2024
	Life	Gross	Accumulated		Gross	Accumulated
Finite-lived intangible assets	(Years)	Asset	Amortization	Net	Asset	Amortization	Net

Customer Relationships	10	$919,503	$(919,503)	$-	$919,503	$(919,503)	$-
Non-Compete Agreements	4	423,548	(212,349)	211,199	423,548	(198,911)	224,637
Value of Technology	7	2,947,155	(100,736)	2,846,419	2,947,155	-	2,947,155
Patents	10	827,591	(317,774)	509,817	820,555	(305,313)	515,242
Total intangible assets		$5,117,797	$(1,550,362)	$3,567,435	$5,110,761	$(1,423,727)	$3,687,034

Amortization of intangible assets for the three months ended January 31, 2025 and 2024 was $127,759 and $17,246 respectively.

Goodwill consisted of the following as of:

	January 31,	October 31,
	2025	2024

Coda Octopus Colmek, Inc.	$2,038,669	$2,038,669
Coda Octopus Products, Ltd	62,315	62,315
Coda Octopus Martech, Ltd	1,281,124	1,281,124
Precision Acoustics Ltd	257,226	257,226

Total Goodwill	$3,639,334	$3,639,334

NOTE 13 – EARNINGS PER SHARE

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share (reflecting the effect of all potentially dilutive securities – which are principally stock options and restricted stock grants) are calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
Fiscal Period	2025	2024
Numerator:
Net Income	$912,975	$629,888

Denominator:
Basic weighted average common shares outstanding	11,213,989	11,125,061
Unexercised portion of options and restricted stock awards	85,748	139,417
Diluted outstanding shares	11,299,737	11,264,478

Net income per share

Basic	$0.08	$0.06
Diluted	$0.08	$0.06

NOTE 14 – 2017 AND 2021 STOCK INCENTIVE PLANS

2017 and 2021 Stock Incentive Plan (together “SIPs”)

On December 6, 2017, the Board of Directors adopted the 2017 Stock Incentive Plan (the “2017 Plan”). The purpose of the Plan is to advance the interests of the Company and its stockholders by enabling the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the Company’s achievement of its economic objectives. The Plan was adopted subject to stockholders’ approval and was approved by Stockholders at the Company’s Annual General Meeting held on July 24, 2018 and provides for a maximum of 913,612 to be issued under this Plan. On July 12, 2021 a second plan was adopted by the Board of Directors (2021 Plan). The 2021 Plan is identical to the 2017 Plan in all material respects except that the maximum number of shares allocated for issuance is 1,000,000.

The shares allocated for issuance under the SIPs may, at the election of the Compensation Committee, be either treasury shares or shares authorized but unissued, and, if treasury shares are used, all references in the SIPs to the issuance of shares will, for corporate law purposes, be deemed to mean the transfer of shares from treasury.

Pursuant to the terms of the 2017 Plan, during the three months ended January 31, 2025, the Company granted 11,880 restricted stock awards. There were no forfeitures or treasury stock created. During the three months ended January 31, 2025 there were 49,503 options exercised on a cashless basis, pursuant to which 23,317 shares of common stock were issued and 26,186 were returned to the plan

As of January 31, 2025, there were 1,380,792 shares available for future issuance under the 2017 and 2021 Plans.

The total stock compensation expense during the three months ended January 31, 2025 and 2024 was $100,145 (of which $81,400 constituted unregistered stock which was issued outside of the SIPs) and $77,076 respectively (Item 2 discusses this more fully).

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2025 and October 31, 2024

NOTE 15 – SEGMENT ANALYSIS

We operate three reportable segments, “Marine Technology Products Business”, “Acoustic Sensors and Materials Business” and “Service Business” which are managed separately based upon fundamental differences in their operations, allocation of resources and markets.

Segment operating income is total segment revenue reduced by cost of revenues and operating expenses (research and development and selling, general & administrative) identifiable with the reporting business segment. Overhead includes general corporate administrative costs.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the critical accounting policies in Item 2 of this Form 10-Q. Our CODM regularly reviews consolidated net sales, consolidated operating expenses, and consolidated operating income (loss) by segment. Amounts included in consolidated operating expenses include “cost of sales,” “R&D expenses”, “selling, general and administrative expenses,” and “other operating expense (income), net”. Our CODM manages our business by reviewing business plans and strategy, annual forecasts and consolidated results by segment on a quarterly basis.

There are inter-segment sales in the supplemental disclosures section of the table below which have been eliminated from our financial statements. There are no internal revenue transactions between our reportable segments. However, for the purpose of segment reporting, these inter-segment sales are only included in the table below.

● Marine Technology Business

The Marine Technology Business (“Products Business”) is a supplier to the underwater/subsea market and selling both hardware and software solutions which includes imaging sonar technology solutions, diving technology, geophysical products, rental equipment, customization, and field operations services.

● Acoustic Sensors and Materials Business

The Company acquired Precision Acoustics Limited (PAL) on October 29, 2024. PAL is a supplier of acoustic sensors and materials. PAL serves a broad base of markets such as the medical, subsea, defense, universities and research and development institutes.

● Services Business

The Services Business operate primarily as subcontractors to prime defense contractors where they provide engineering services which typically form part of larger mission critical defense systems.

The following tables summarize segment asset and operating balances by reportable segment for the three months ended January 31, 2025 and 2024, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2025 and October 31, 2024

NOTE 15 - SEGMENT ANALYSIS (Continued)

	Marine Technology Business	Acoustic Sensors and Materials Business (“PAL”)	Marine Engineering Business	Overhead	Total

Three Months Ended January 31, 2025

Net Revenues	$2,275,809	$1,312,261	$1,621,645	$-	$5,209,715

Cost of Revenues	612,168	502,117	666,960	-	1,781,245

Gross Profit	1,663,641	810,144	954,685	-	3,428,470

Research & Development	405,812	90,964	46,350	-	543,126
Selling, General & Administrative	565,864	238,254	637,896	781,308	2,223,322

Total Operating Expenses	971,676	329,218	684,246	781,308	2,766,448

Income (Loss) from Operations	691,965	480,926	270,439	(781,308)	662,022

Other Income
Other Income	5,846	72,821	-	-	78,667
Interest Income	155,313	2,302	27,356	9,200	194,171

Total Other Income	161,159	75,123	27,356	9,200	272,838

Income (Loss) before Income Taxes	853,124	556,049	297,795	(772,108)	934,860

Income Tax (Expense) Benefit
Current Tax (Expense)	(48,874)	-	-	-	(48,874)
Deferred Tax Benefit	-	-	-	26,989	26,989

Total Income Tax (Expense) Benefit	(48,874)	-	-	26,989	(21,885)

Net Income (Loss)	$804,250	$556,049	$297,795	$(745,119)	$912,975

Supplemental Disclosures

Total Assets	$34,107,320	$6,558,739	$13,573,805	$2,657,434	$56,897,298

Total Liabilities	$1,586,101	$1,027,551	$730,161	$440,428	$3,784,241

Intercompany sales that are not included in Net Revenues shown above	$922,331	$2,752	$18,813	$312,000	$1,255,896

Depreciation and Amortization	$147,331	$156,370	$16,704	$13,000	$333,405

Purchases of Long-lived Assets	$18,298	$107,342	$2,468	$-	$128,108

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2025 and October 31, 2024

NOTE 15 – SEGMENT ANALYSIS (Continued)

In the Segment Analysis information presented for the Previous Quarter, there is no information for the Acoustics Sensors and Material Business (“PAL”) as this business unit was acquired on October 29, 2024.

	Marine Technology Business	Marine Engineering Business	Overhead	Total

Three Months Ended January 31, 2024

Net Revenues	$3,542,766	$918,425	$-	$4,461,191

Cost of Revenues	973,880	400,575	-	1,374,455

Gross Profit	2,568,886	517,850	-	3,086,736

Research & Development	461,375	24,602	-	485,977
Selling, General & Administrative	835,391	600,484	609,500	2,045,375

Total Operating Expenses	1,296,766	625,086	609,500	2,531,352

Income (Loss) from Operations	1,272,120	(107,236)	(609,500)	555,384

Other Income
Other Income	20,306	14,714	-	35,020
Interest Income	135,731	56,809	-	192,540

Total Other Income	156,037	71,523	-	227,560

Income (Loss) before Income Taxes	1,428,157	(35,713)	(609,500)	782,944

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	(35,540)	-	69,555	34,015
Deferred Tax Benefit (Expense)	27,328	-	(214,399)	(187,071)

Total Income Tax (Expense) Benefit	(8,212)	-	(144,844)	(153,056)

Net Income (Loss)	$1,419,945	$(35,713)	$(754,344)	$629,888

Supplemental Disclosures

Total Assets	$36,685,343	$13,298,356	$3,029,244	$53,012,943

Total Liabilities	$1,963,391	$429,635	$470,239	$2,863,265

Intercompany sales that are not included in Net Revenues shown above	$948,934	$10,790	$312,000	$1,271,724

Depreciation and Amortization	$153,019	$25,357	$12,162	$190,538

Purchases of Long-lived Assets	$132,423	$2,208	$27,845	$162,476

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2025 and October 31, 2024

NOTE 16 – DISAGGREGATION OF REVENUE

Information about the Company’s operations in different geographic areas for the three months ended January 31, 2025 is shown below. Net sales were attributed to geographic areas based on the location of the customer. In the Disaggregation of revenue information presented for the Previous Quarter, there is no information for the Acoustics Sensors and Material Business (“PAL”) as this business unit was acquired on October 29, 2024.

	For the Three Months Ended January 31, 2025
	Marine	Acoustic Sensors and Materials	Marine
	Technology	Business	Engineering	Grand
	Business	(“PAL”)	Business	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$354,636	$255,423	$688,778	$1,298,837
Europe	323,543	645,474	932,867	1,901,884
Australia/Asia	1,591,811	372,468	-	1,964,279
Middle East/Africa	5,819	38,896	-	44,715

Total Revenues	$2,275,809	$1,312,261	$1,621,645	$5,209,715

Major Goods/Service Lines
Equipment Sales	$1,734,741	$1,163,796	$141,928	$3,040,465
Equipment Rentals	224,443	-	-	224,443
Software Sales	120,795	59,600	-	180,395
Engineering Parts	-	-	1,216,410	1,216,410
Services	195,830	88,865	263,307	548,002

Total Revenues	$2,275,809	$1,312,261	$1,621,645	$5,209,715

Timing of Revenue Recognition
Goods transferred at a point in time	$1,855,536	$1,223,396	$157,025	$3,235,957
Services transferred over time	420,273	88,865	1,464,620	1,973,758

Total Revenues	$2,275,809	$1,312,261	$1,621,645	$5,209,715

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

January 31, 2025 and October 31, 2024

NOTE 16 – DISAGGREGATION OF REVENUE (Continued)

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

Timing of Revenue Recognition
Goods transferred at a point in time	$2,601,801	$172,824	$2,774,625
Services transferred over time	940,965	745,601	1,686,566

Total Revenues	$3,542,766	$918,425	$4,461,191

NOTE 17 – INCOME TAXES

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we may update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation, due to several factors including variability in accurately predicting our pre-tax income and/or loss and the mix of jurisdictions to which they relate. Our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss.

We estimate that the Company’s effective tax rate for the three months ended January 31, 2025, and 2024, was 2.3% and 19.5% respectively. In the Current Quarter the U.S. companies had a tax benefit as they did not generate any taxable income, and which resulted in a decrease of the Company’s effective income tax rate from 25.0% for the U.S companies. In the Current Quarter the Company made award of restricted stock and recorded a deferred tax benefit of $26,989 compared to a deferred tax expense in the Previous Quarter of $187,071, as a result of the vesting of restricted stock awards. In respect of the Company’s UK subsidiaries, no tax provision for the three months to January 31, 2025 has been made as we believe our R&D tax credits will offset any tax liability incurred in this period. In the Current Quarter, we made a tax provision of 22.0% for our Danish Subsidiary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act 1995. All statements other than statements of historical fact made herein are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurance can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, included herewith and the audited financial statements with their accompanying notes included in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on January 29, 2025. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

General Overview

We sell our goods and services internationally, with $3,910,878 or 75.1% of our consolidated revenue in the Current Quarter generated outside of the United States and 20% of our revenue from the Defense sector. Macroeconomic factors, including changes in inflation and interest rates, as well as global economic and geopolitical developments, world events, significant changes in trade policies and funding policies, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. These factors may impact customer demand for our products and services and our ability to forecast spending patterns. We expect some or all of these factors to continue to impact our operations in fiscal year 2025.

The new U.S. Administration is rapidly changing key policies in the area of trade, defense and foreign policy which has resulted in general uncertainty around the world. As part of this, offshore renewable permits have been suspended for some developments in the U.S. and many leading developers such as Shell, Orsted, BP and Total Energy have either reduced or halted their US offshore renewable programs. We believe that these factors have resulted in weak demand for our solutions across all sectors which caused a decrease in revenue by our Marine Technology Business. Notwithstanding the change in the U.S Policy on renewables (where it has suspended permits for offshore renewable developments), its new policy on prioritizing domestic energy production of Oil & Gas also favors our products and solutions and we believe that this new policy will in the foreseeable future offset any reduction of revenue from US offshore renewables which we may experience. Furthermore, a key part of our strategy as a Group relies on Defense spending. Although it is widely reported in the Press that the policy of the new U.S Administration is to reduce Defense spending by 8% over a number of years, its foreign policy on Defense has also seen Europe including the United Kingdom committing to significantly increase spending on Defense, with Germany expecting to spend about €400 billion ($428 billion) on defense over the coming years in addition to creating a special fund of €500 billion ($535 billion) for infrastructure spending over the next 10 years. The Leaders of the European Union member states have also agreed to allow the member states to exceed the debt ceilings that are in place to allow the countries to borrow for defense investments. We therefore believe that despite the short-term disruption caused by uncertainty around the new U.S. Administration’s critical policies relating to trade, defense spending and foreign policy, we believe that these changes will favor our Business in the medium to long term.

In respect of tariffs, as of today, we are not directly impacted by tariffs. However, to the extent that these may result in a weakening of the global economy due to reduced demand we may be affected. Furthermore, some of our products are manufactured in the United Kingdom and should the new Administration change its trade policy vis-à-vis the UK, and if our products are within the items that are subject to any such tariffs and we import these into the U.S., we would be impacted.

Throughout these discussions “Current Quarter” means the Three-month period ended January 31, 2025 and “Previous Quarter” means the Three-month period ended January 31, 2024.

The Company operates three distinct businesses:

●	the Marine Technology Business (also referred to in this Form 10-Q as “Products Business”, or “Products Segment” or “Core Business”);

●	Acoustic Sensors and Materials Business (also referred to in this Form 10-Q as “PAL”);

●	the Marine Engineering Business (also referred to in this Form 10-Q as “Engineering Business”, or “Services Business” or “Services Segment”).

Our Marine Technology Business is an established technology solution provider of over 30 years to the offshore subsea market. It owns key proprietary technology (comprising both hardware and software) including its real time 3D imaging sonar and its cutting-edge augmented reality diving solution DAVD (Diver Augmented Vision Display) system. These solutions are used in both the underwater Defense and Commercial markets. This Business recently launched its new underwater digital communications system which advances the offering in the market from analog voice communications to digital voice communications underwater (Voice-Hub-4). All innovation, design, development, manufacturing and support are performed within the Company.

Our novel diving technology is distributed under the name “CodaOctopus® DAVD” to the global defense and commercial diving markets. The DAVD is a fully integrated diving solution which provides the diver with a fully connected head up display (HUD) which is used as his data portal. The DAVD provides the dive supervisor on the surface with a fully integrated suite of sensors and allows the diver and dive supervisor to share the same data in real time and visualize the same underwater scene.

Although we generate most of our revenues from our real time 3D sonar and DAVD which include both proprietary hardware and software, we have a number of other products such as our inertial navigation systems (F280 Series®) and our geophysical hardware (DA4G) and software solutions (GeoSurvey and Survey Engine®, which include artificial intelligence based automatic detection systems). Our customers include offshore service providers to major oil and gas companies, renewable energy companies, underwater construction companies, law enforcement agencies, ports, mining companies, defense bodies, prime defense contractors, navies, research institutes and universities and diving companies.

On October 29, 2024 we acquired PAL which is a recognized leader in the ultrasound and acoustic measurement field. PAL supplies acoustic sensors and materials to a broad range of markets including the medical, aerospace, subsea and automotive industries. It also provides measurement and calibration services for the sensors that they supply.

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

Key Pillars for our Growth Plans (“Core Business”)

Our volumetric real time 3D imaging sonar technology and our DAVD are our most promising products for the Company’s near-term growth.

We believe that our real time 3D/4D/5D/6D imaging sonars (Echoscope® and Echoscope PIPE®) are the only underwater imaging sonars which are capable of providing complex seabed mapping, real time inspection and monitoring and providing 3D/4D/5D/6D data of moving underwater objects irrespective of water conditions including in zero visibility (which is a common and costly problem in underwater operations). Competing products such as the multibeam sonar can perform mapping (but not complex mapping) without the ability to perform real time inspection and monitoring of moving objects underwater. We also believe our Echoscope PIPE® is the only technology that can generate multiple real time 3D/4D/5D/6D acoustic images using different acoustic parameters such as frequency, field of view, pulse length, filters and different beamforming modes.

We also believe that the DAVD system, which is a new technology and presents significant capabilities to the diving market, is poised to radically change the way diving operations are performed globally by providing a fully integrated suite of sensor data shared in real time by the dive supervisor on the surface and the diver. Current diving is done largely by voice command missions from the topside using disparate suite of systems for video data, communications, and positioning.

The DAVD tethered variant is now in the early stage of adoption by different teams within the US Navy such as the underwater construction and salvage teams. The DAVD which is included on the Authorized Navy Use (“ANU”) list is a standard item available for purchase within the Navy community and some of these commands are now requesting this solution for their operations.

The biggest opportunity for the DAVD technology in the USA is the DAVD untethered system (“DUS”), with the target market being special forces and we continue to customize the technology (under a funded program (DUS Hardening Program), for use by the special forces community. We have reached a key milestone under the DUS Hardening Program by delivering the new generation of DAVD HUD GEN 4.0 with a much-reduced form factor and displaying data at a significantly higher resolution. We anticipate that in Fiscal Year 2025 we will receive initial orders for the DUS variant.

Factors Affecting our Business in the Current Quarter

The following are some of the most critical factors that affected our business during the Current Quarter. Our annual report on Form 10-K for the fiscal year ended October 31, 2024, contains additional factors that are hereby deemed incorporated by reference.

Inflation

Inflation measured as the Consumer Price Index has affected the global economy since calendar year 2022, and which was caused by supply chain issues resulting from the coronavirus pandemic and which has since been further compounded by the war in Ukraine which has affected the price of commodities such as oil. Inflation has since remained volatile in the countries in which we operate and continues to be a threat to the global economy. For the 12-month period preceding January 2025, this was:

➢	Denmark 1.5% - source: Statistics Denmark,
➢	UK 3.9% - source: Office of National Statistics; and
➢	USA 3.0% - source: U.S. Bureau of Labor Statistics.

Inflation affects our business in a number of areas including increasing our cost of operations and materials and demand for our goods and services in general, and therefore our overall financial results. See “Inflation and Foreign Currency” section of this Form 10-Q.

Change in Global Trade Policy

We sell our goods and services globally and a large percentage of our revenue emanates from international sales. Any change in policy that restricts the free flow of goods and services is likely to dampen demand for our goods and services. The recent change in trade policy by the U.S. vis-à-vis the rest of the world has created significant uncertainties. Our revenue mix is a combination of outright sales and rentals. Rentals are driven by offshore projects. However, since the change in the U.S Administration policy on the funding of offshore renewables programs, we have seen reduced demand for our rental solutions. We also have seen a dampening of demand for outright sales, which we believe is caused by a general level of uncertainty regarding the U.S. Administration policies including those relating to trade, energy transition and renewables.

Currency Fluctuation/Foreign Exchange Risks

The Company has operations in the UK, USA, Denmark, Australia and India. The results of operations, our intercompany balances associated with our international operations, products and service offerings are exposed to foreign exchange rate fluctuations. Due to these fluctuations, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances (such as assets and liabilities). We also hold cash equivalents in foreign currencies such as British Pounds, Euros and Danish Kroner. When the U.S. Dollar strengthens compared to these currencies, cash equivalents when translated, may be materially less than expected and vice versa. The impact of currency fluctuations is discussed more fully below under “Inflation and Foreign Currency”. See also Note 5 (Foreign Currency Translation) to the Unaudited Consolidated Financial Statements and the section of this report which concerns “Inflation and Foreign Currency”.

Concentration of Business Opportunities Where the Sales Cycle is Long and Unpredictable

The Services Business revenues are highly concentrated and are generated from sub-contracts with Prime Defense Contractors. The sales cycle is generally protracted, and this may affect quarterly revenues. It is also dependent on the federal government appropriating budget for Defense projects and where the federal government is unable to find consensus in the US Congress or there is a change in spending priorities, this may affect the timely award of sub-contracts from Prime Defense Contractors to our Services Business, which is reliant on these awards. Furthermore, the Marine Technology Business key opportunities which are critical to its growth strategy are in the Defense Market for both its imaging sonars and the DAVD, both of which are key pillars of the Company’s growth strategy. Due to the protracted nature of the government procurement process and cycle for Defense spending under federal and/or state budgets, the sales cycle can be long and unpredictable, thus affecting timing of orders and thus quarterly revenues.

Impact on Revenues and Earnings

We are uncertain as to the extent of the impact the factors disclosed above and in our Form 10-K covering fiscal year ended October 31, 2024, are likely to have on our future financial results.

Impact on Liquidity, Balance Sheet and Assets

These factors may adversely impact on our availability of free cash flow, working capital and business prospects. As of January 31, 2025, we had cash and cash equivalents of $22,541,963, and cash provided by our operations of $641,511. Based on our outstanding obligations and our cash and cash equivalents as well as our revolving line of credit with HSBC NA, we believe we have sufficient working capital to meet our anticipated cash needs for the next twelve months. However, any projections of future cash flows are subject to substantial uncertainty.

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

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, “Summary of Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

Revenue Recognition

Our revenues are earned under formal contracts with our customers.

Our Marine Technology Business revenues are derived from both sales and rental of underwater solutions for imaging, mapping, Defense and survey applications. PAL’s revenues are derived from sales of acoustic sensors and materials and for our Engineering Services Business from engineering services performed for third party customers who are primarily Defense Contractors. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential additional variable consideration. Our product sales do not include a right of return by the customer.

Regarding our Marine Technology Business and PAL, all of our products are sold on a stand-alone basis, and those market prices are evidence of the value of the products. To the extent that we also provide services (e.g., installation, training, or calibration services etc.), those services are either included as part of the product or are subject to written contracts based on the stand-alone value of those services. Revenue from performing engineering services is recognized when those services have been provided to the customer and evidence of the provision of those services exists.

For further discussion of our revenue recognition accounting policies, refer to Note 2 – “Revenue Recognition” in these unaudited consolidated financial statements and Note 2 “Summary of Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.

Business Combination

Assets acquired and liabilities assumed as part of a business acquisition are recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of identifiable assets, particularly intangibles acquired also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset.

Inventory Allowance

We value our inventory based on our cost. We adjust the value of our inventory to the extent our management determines that our cost cannot be recovered due to obsolescence or other factors. In order to make these determinations, our management uses estimates of future demand and sales prices for each product to determine appropriate inventory reserves and to make corresponding reductions in inventory values to reflect the lower of cost or market value. In the event of a higher incidence of inventory obsolescence, we could be required to increase our inventory reserve, which would increase our cost of sales and decrease our gross profit.

Consolidated Results of Operations

Our consolidated results of operations include the results of the Company’s foreign subsidiaries. Our foreign subsidiaries’ results are translated from their respective functional currencies into United States Dollar (USD) for reporting purposes. Currency fluctuations can therefore impact (positively or negatively) on our consolidated results including revenue, profitability and the value of our assets and liabilities included on the consolidated balance sheet. During the Current Quarter, the USD strengthened against the British Pound and the Danish Kroner, resulting in translated foreign revenues being $76,562 lower when using the Previous Quarter exchange rate (for a discussion of the effect of foreign exchange rates see Item 2 “Inflation and Foreign Currency”). Consolidated Revenue in the Current Quarter increased by 16.8% and was $5,209,715 compared to $4,461,191 in the Previous Quarter. During the Current Quarter total operating expenses increased by 9.3% and income from operations increased by 19.2%. Agents’ sales commission costs were 16.3% lower in the Current Quarter and were $245,509 compared to $293,184 in the Previous Quarter due to the reduction in sales from Asia (see Notes 15 and 16 to the unaudited Consolidated Financial Statements for more information on Segment reporting and Disaggregation of Revenue by segment and geography). Pre-tax income in the Current Quarter was $934,860 compared to $782,944 in the Previous Quarter, representing an increase of 19.4%. A more detailed analysis of our results of operations is set out below.

PAL was acquired on October 29, 2024 and therefore for the purpose of this MD&A discussion, no prior year comparison financial data is presented.

Segment Summary

Products Business (Core Business)

We sell our products internationally. In the Current Quarter, the Products Business generated $2,275,809 or 43.7% of our consolidated revenues compared to $3,542,766 or 79.4% in the Previous Quarter, representing a decrease of 35.8%. The decrease in sales in the Current Quarter is a result of weak worldwide demand. We believe that this may be attributable to broader macroeconomic factors resulting from the uncertainties relating to the new U.S. Administration policies such as energy transition, renewables, Defense policy and trade tariffs. Some of our customers are delaying decisions pending more clarity on these policies (such as whether there will be a reversal of the offshore renewable programs that had been established by the prior Administration). Gross profit margin increased from 72.5% in the Previous Quarter to 73.1% in the Current Quarter, which is a reflection of reduced commission costs and hardware sales. In the Current Quarter we recorded for this segment sales commissions of $209,695 compared to $293,184 in the Previous Quarter, representing a decrease of 28.5% and which reflects the decrease in sales from Asia. In the Current Quarter total operating expenses decreased by 25.1% in the Products Business and were $971,676 compared to $1,296,766 in the Previous Quarter, largely due to exchange rate variance as a result of the USD strengthening against British Pound and Danish Kroner. Net income before tax was $853,124 in the Current Quarter compared to $1,428,157 in the Previous Quarter, reflecting the decrease in revenue.

Acoustic Sensors and Materials Business (PAL)

In the Current Quarter, PAL generated $1,312,261 or 25.2% of our consolidated revenue. Gross profit margin was 61.7%; commission costs incurred on sales generated in the Current Quarter were $23,049; total operating expenses were $329,218. Net Income before tax was $556,049.

Services Business

In the Current Quarter, the Services Business generated $1,621,645 or 31.1% of our consolidated revenues compared to 918,425 or 20.6% in the Previous Quarter, representing an increase in sales of 76.6%. Gross profit margin increased from 56.4% in the Previous Quarter to 58.9% in the Current Quarter, reflecting the mix of engineering projects. In the Current Quarter total operating expenses increased by 9.5% in the Services Business and were $684,246 compared to $625,086 in the Previous Quarter. Net income before tax in the Current Quarter was $297,795 compared to a net loss of $35,713 in the Previous Quarter.

Results of Operations for the Current Quarter compared to the Previous Quarter

Revenue: Total consolidated revenues for the Current Quarter increased by 16.8% when compared to the Previous Quarter and were $5,209,715 and $4,461,191 respectively. The increase in revenue is due to the introduction of PAL into the Group which contributed 25.2% to our consolidated revenue, along with an increase in our Services Business revenue (and which contributed 31.1% of our consolidated revenue). Without the introduction of PAL into our revenue mix, our revenue in the Current Quarter would be $3,897,454 compared to $4,461,191 in the Previous Quarter, representing a decrease of 12.6%. In the Current Quarter our Core Business revenue (Marine Technology Business) decreased by 35.8% caused by weak worldwide demand which we believe is attributable to broader macroeconomic factors resulting from uncertainties relating to the new U.S. Administration policies such as its energy transition, renewables and Defense and trade tariffs policies. The uncertain climate has negatively affected our Core Business and in the Current Quarter we saw reduced offshore construction activities resulting in weaker demand for our rental and outright sales solutions. In respect of sales from the U.S. market, we continue to be affected by delays in receiving orders under Defense Programs, due to the new Administration still reviewing its spending priorities, and reorganizing its federal operations, and this has also affected our revenue in the Current Quarter.

Gross Profit Margins: Margin percentage was weaker in the Current Quarter at 65.8% (gross profit of $3,428,470) compared to 69.2% (gross profit of $3,086,736) in the Previous Quarter, largely caused by our Core Business contributing a lesser percentage to our consolidated revenue and the other business units contributing a higher percentage.

Gross profit margins reported in our financial results may vary according to several factors. These include:

●

The percentage of consolidated sales attributed to the Marine Technology Business versus the Services Business and PAL. The gross profit margin yielded by the Marine Technology Business is generally higher than that of the Services Business and PAL.

●

The percentage of consolidated sales attributed to the Services Business. The Services Business yields a lower gross profit margin on generated sales which are largely based on time and materials for our Department of Defense contracts (DoD subcontracts).

●	The percentage of consolidated sales attributed to PAL. PAL supplies acoustic sensors and materials and its gross margin for these are typically between 55 – 62%. This may vary with the mix of products and also the percentage of reported sales that are performed through sales agents during the reporting period.

●	The mix of sales within the Marine Technology Business during the reporting period:

●	Outright sales versus rentals.
●	Hardware related sales versus Software related sales (Software is generally a higher margin).
●	Custom engineering around its technology (“services”) versus field services (where our technical support engineers are deployed to the field to provide support to our customers in their use of our technology).

●

Level of commission on products which may vary according to volume. All our business units work with sales/distribution agents. Most of the Marine Technology Business and PAL’s sales in Asia are completed via agents or distributors. See Note 3 “Cost of Goods Sold” for more discussion on this.

●	Level of Rental Assets in the Marine Technology Business’ Rental Pool and therefore the depreciation expenses may vary accordingly.

●	The mix of engineering projects performed by our Services Business (Prototyping Designs versus manufacturing), may also affect gross profit margins.

In the Current Quarter, gross profit margins for the Marine Technology Business were 73.1% compared to 72.5% in the Previous Quarter and for the Services Business these were 58.9% in the Current Quarter compared to 56.4% in the Previous Quarter and for PAL it was 61.7%. Our consolidated commission costs in the Current Quarter decreased by 16.3% and were $245,509 compared to $293,184 in the Previous Quarter. This is largely due to less outright sales in the strategic region of Asia by our Martine Technology Business, where sales decreased by 11.5% and were $1,591,811 in the Current Quarter compared to $1,799,540 in the Previous Quarter.

Our Marine Technology Business margins increased in the Current Quarter due to less units of outright sales in Asia and therefore reducing the level of commission costs associated with sales in this region. Commission costs incurred by this business unit were $209,695 compared to $293,184 in the Previous Quarter, representing a decrease of 28.5%. Since there are more variable factors affecting gross profit margins in the Marine Technology Business (Products Business), a table showing a summary of break-out of sales generated by this business in the Current Quarter compared to the Previous Quarter is set out below:

	January 31, 2025	January 31, 2024	Percentage
Description	Products	Products	Change
Equipment Sales	$1,734,741	$2,376,272	(27.0)%
Equipment Rental	224,443	380,809	(41.1)%
Software Sales	120,795	225,529	(46.4)%
Services	195,830	560,156	(65.0)%

Total Net Sales	$2,275,809	$3,542,766	(35.8)%

Further information on the performance of each business segment, including revenues by type and geography, can be found in Notes 15 and Note 16 to the unaudited consolidated financial statements for the Current and Previous Quarters.

Research and Development (R&D): R&D expenditures in the Current Quarter increased by 11.8% and were $543,126 compared to $485,977 in the Previous Quarter.

●	Products Business

During the Current Quarter our Products Business R&D expenditure decreased by 12.0% and was $405,812 as compared to $461,375 in the Previous Quarter. R&D expenditure is incurred by this business in connection with investments it makes in developing its products and solutions and a significant component of these expenditures comprises wages and salaries. This expenditure is an essential part of our business, as we need to continue to innovate our solutions on an ongoing basis. In the Current Quarter, R&D expenditure decreased due to a reduction in headcount during the period.

●	Acoustics and Materials Business (PAL)

This is a newly acquired business unit and therefore there is no financial comparison data for the Previous Quarter. During the Current Quarter PAL incurred R&D expenditure of $90,964. R&D expenditure is incurred by this business in connection with investments it makes in developing its acoustic sensors, solutions and materials. A significant component of these expenditures comprises wages and salaries and we anticipate that R&D costs associated with this business unit will be approximately $450,000 on an annualized basis.

●	Services Business

During the Current Quarter the Services Business R&D expenditure increased by 88.4% and was $46,350 compared to $24,602 in the Previous Quarter. The Services Business incurs research and development expenses mainly on advancing its Thermite® Octal range of mission computer products with the strategic goals of increasing and diversifying its revenues and improving gross profit margins.

Segment	January 31, 2025	January 31, 2024	Percentage Change

Marine Technology R&D Expenditures	$405,812	$461,375	(12.0)%
PAL R&D Expenditure	$90,964	$-	100%
Marine Engineering R&D Expenditures	$46,350	$24,602	88.4%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter increased by 8.7% to $2,223,322 from $2,045,375 in the Previous Quarter. The inclusion of PAL into the Group has resulted in SG&A in the Current Quarter being 12.0% or $238,254 higher. Without the addition of PAL, our SG&A would have decreased by 2.9% ($1,985,068 in the Current Quarter compared to $2,045,375 in the Previous Quarter).

SG&A includes both cash charges and non-cash charges. The non-cash charges comprise Depreciation, Amortization, Stock-based compensation and Exchange Rate Variance charges. In the Current Quarter non-cash items as a percentage of SG&A expenses were 2.6% compared to 15.5% in the Previous Quarter. This is caused by the strengthening of the USD against the British Pound and Danish Kroner resulting in exchange rate variance adjustment loss of ($318,279) in the Current Quarter compared to adjustment benefit of $118,261 in the Previous Quarter. Due to the acquisition of PAL, Amortization costs increased significantly and were $127,759 compared to $17,246 in the Previous Quarter.

Key Areas of SG&A Expenditure across the Company for the Current Quarter compared to the Previous Quarter are:

Expenditure	January 31, 2025	January 31, 2024	Percentage Change
Wages and Salaries	$1,011,951	$906,799	11.6%
Legal and Professional Fees (including accounting, audit, tax and investor relations)	$557,054	$418,104	33.2%
Rent and operating lease	$33,872	$9,064	273.7%
Marketing (Excluding associated travel)	$126,735	$61,894	104.8%
Travel associated with marketing activities	$31,201	$14,442	116.0%

Wages and Salaries – this category of expenses increased primarily due to the inclusion of PAL into the Group. Wages & Salaries related to PAL in the Current Quarter are $112,904. Without PAL, this category of expenses would have been more in line with the Previous Quarter ($906,799 compared to $899,047 in the Current Quarter) reflecting a reduction in payroll expenses. On an annual basis, we anticipate that this area of expenditure will increase significantly as we are operating on reduced headcount and payroll costs is an area of which is exposed to significant inflationary pressures.

Legal and Professional fees increased reflecting an increase in audit fees associated with the acquisition of PAL.

Rent and operating lease expenses – We own most of our business premises. This category of expenditure is not material for our business and relates to our Copenhagen office space and the new lease which we assumed as part of the acquisition of PAL. The increase in lease costs in the Current Quarter is attributable to PAL. We anticipate that lease costs will remain at approximately this level in fiscal year 2025.

Marketing and associated travel costs: We incur marketing expenses in connection with the promotion of our goods and services. These expenses include participation in industry trade shows, marketing events such as demonstrations of our technology and travel for marketing activities. These costs also include fees associated with the retention of a US Focus Group, which has been retained to assist with our marketing strategy and efforts.

Overhead related costs as a percentage of revenue for Current Quarter, compared to the Previous Quarter

General corporate administrative expenses in the Current Quarter were $781,308 or 15.0% of revenue and $609,500 or 13.7% of revenue in the Previous Quarter, respectively. For more information on general corporate administrative expenses, please see Note 15 (Segment Analysis).

Operating Income: In the Current Quarter operating income increased by 19.2% and was $662,022 as compared to $555,384 in the Previous Quarter. The increase in operating income is largely due to the inclusion of PAL into the Group, which contributed $480,926 (or 33.3% without our corporate overheads costs) to our consolidated operating income in the Current Quarter. Without the inclusion of PAL, our operating income would have decreased by 67.4% and would have been $181,096 due to the reduction in the revenue generated by our Core Business in the Current Quarter.

Other Income: In the Current Quarter, we had “Other Income” of $272,838 compared to $227,560, representing an increase of 19.9% from the Previous Quarter. A significant component of other income is interest earned on our certified deposits of $194,171. In February 2023, the Company established certified deposit accounts with its existing bankers. These accounts are for fixed 3-month rolling periods and constitute “cash equivalents” in our current unaudited Consolidated Financial Statements for the period ended January 31, 2025 (see Note 7 (Composition of Certain Financial Statement Captions for more detailed analysis of this). We anticipate that the interest earned on these certified deposit accounts will be material in the future if interest rates remain the same or continue to rise.

Net Income before income taxes: In the Current Quarter, we had pre-tax income of $934,860 compared to $782,944 in the Previous Quarter, representing an increase of 19.4%. Pre-tax income increased due to an increase in our consolidated revenue which is largely attributed to the addition of PAL to our Group. Without the inclusion of PAL, our pre-tax income would have been $378,811, representing a decrease of 51.6% caused largely by the reduction in our Core Business revenue for the reasons discussed earlier.

Net Income: In the Current Quarter we had Net Income of $912,975 compared to $629,888 in the Previous Quarter, representing an increase of 44.9%. In the Previous Quarter we recorded Current Tax Benefit of $34,015 compared to a Current Tax Expense of $48,874 in the Current Quarter reflecting provision for income tax. We also recorded a Deferred Tax Expense of $187,071 in the Previous Quarter compared to a Deferred Tax Benefit of $26,989 in the Current Quarter, which relates to the granting of stock awards. Our effective tax rate is subject to significant variation due to several factors including variability in our pre-tax income and/or loss and the mix of jurisdictions to which such income or losses relate, the applicability of special tax regimes, changes in tax regulations, changes in our stock price, changes in our deferred tax assets and liabilities, their valuation, foreign currency gains (losses). The mix of jurisdictions and related income or losses also affects our tax liability for Global Intangible Low-Taxed Income (GILTI). In the Current Quarter, the U.S. subsidiaries generated 27.3% of our consolidated revenue and did not generate any taxable income. The Company’s UK subsidiaries have carryforward losses and R&D Tax credits which are applied to defray income tax liability and therefore no provision has been made for tax liability for the UK subsidiaries in our consolidated results for the Current Quarter. We have made a provision for our Danish subsidiary of 22.0% for the Current Quarter.

Comprehensive Income. In the Current Quarter comprehensive loss was $115,611 compared to comprehensive income $1,659,468 for the Previous Quarter reflecting adjustments resulting from foreign currency translations. This category is affected by fluctuations in foreign currency exchange transactions both relating to our profit and loss expenses and the valuation of our assets and liabilities on our balance sheet. In the Current Quarter, the USD strengthened against the British Pound, Danish Kroner and Euro and we had a loss of $1,028,586 on foreign currency translation adjustment transactions compared to a gain of $1,029,580 in the Previous Quarter. A significant part of the Company’s operations is based in the UK and Denmark, and therefore a major part of our assets and liabilities recorded in our consolidated balance sheet and financial transactions are translated from the functional currencies of these subsidiaries into USD for reporting purposes. See the section below which concerns “Inflation & Foreign Currency” which shows the impact of the currency adjustments on our Income Statement and Balance Sheet in the Current Quarter compared to the Previous Quarter.

Liquidity and Capital Resources

As of January 31, 2025, the Company had an accumulated deficit of $6,493,516, working capital of $39,382,917, cash of $22,541,963 and stockholders’ equity of $53,113,057. In the Current Quarter, the company generated cash from operations of $641,511.

The Company entered into a $4,000,000 revolving line of credit with HSBC NA on November 27, 2019, at prime. The outstanding balance on the line of credit was $0 as of January 31, 2025. This revolving credit line will expire on November 26, 2025, unless renewed.

We believe our cash flow generated from operations and our cash and cash equivalents as well as our revolving line of credit will be sufficient to meet our anticipated cash needs for the next twelve months. However, any projections of future cash flows are subject to substantial uncertainty.

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

The Company’s consolidated results are a combination of its US and foreign operations and these companies maintain their accounts in the functional currencies of their jurisdictions which are noted above. Fluctuations in currency exchange rates can directly impact on the Company’s sales, profitability and financial position when the transactions of the foreign subsidiaries are translated from their functional currencies into USD for financial reporting. In addition, the Company is also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables incurred in the ordinary course of its business operations (cross-border transactions such as inventory purchasing). In general, the Company’s subsidiaries perform financial transactions in their native currencies. Occasionally, a subsidiary may perform financial transactions in currencies other than its native or functional currency (purchasing inventory from a foreign supplier, for example, in foreign currency). Furthermore, the Company holds significant cash balances in foreign currencies, such as British Pound, Euro and Danish Kroner. The Company cannot predict the extent to which currency fluctuations may affect its business and financial position, and there is a risk that such fluctuations may have an adverse impact on the Company’s sales, profits, cash and cash equivalent balances and its overall financial position.

Information regarding the effect of foreign exchange rates versus the U.S Dollar on our net sales, operating expenses, and operating income and balance sheet items is provided to show reported period operating results had the foreign exchange rates remained the same as those in effect in the Previous Quarter. The effect on our net sales, operating expenses and operating income along with our balance sheet items from changes in our foreign exchange rates versus the U.S. Dollar is as follows:

Information is not specified for INR as there is a limited scope of operations in this jurisdiction and therefore contributions are immaterial. However, the information for INR is included in the totals.

	Based British Pounds		Based Australian Dollar		Based Danish Kroner		TOTAL USD
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	*Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
	($)	($)	($)	($)	($)	($)	($)	($)	($)
Revenues	2,802,799	2,832,470	-	-	982,392	1,029,283	3,785,191	3,861,753	(76,562)
Costs	2,520,398	2,547,079	1,660	1,755	123,000	128,871	2,651,761	2,684,598	(32,837)
Net profit (losses) from operation	282,401	285,391	(1,660)	(1,755)	859,392	900,412	1,133,430	1,177,155	(43,725)
Assets	28,618,467	29,565,311	18,772	19,704	1,706,890	1,782,765	30,355,753	31,379,745	(1,023,992)
Liabilities	(2,327,971)	(2,404,992)	(3,912)	(4,106)	(354,665)	(370,431)	(2,702,166)	(2,795,605)	93,439
Net assets	26,290,496	27,160,319	14,860	15,598	1,352,225	1,412,334	27,653,587	28,584,140	(930,553)

This table shows that the effect of exchange rates changes (the Current Quarter’s exchange rate compared to the Previous Quarter’s exchange rate) decreased our net income from operations by $43,725 and net assets by $930,553, in the Current Quarter.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 31, 2025. Based upon that evaluation the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A. Risks Factors

Not required for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended January 31, 2025, we granted 10,000 shares of common stock to a related party for consulting services. Although these were awarded in the Current Quarter, they remained unissued at the three month period ended January 31, 2025.

The offer, sale and issuance of the above-mentioned securities was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering. All purchasers of securities in transactions exempt from registration pursuant to Regulation D represented to us that he is an accredited investor and acquired the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and he could bear the risks of the investment and could hold the securities for an indefinite period of time. The consultant received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

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

Coda Octopus Group, Inc. (Registrant)

Date: March 17, 2025	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: March 17, 2025	/s/ Gayle Jardine
Gayle Jardine
Interim Chief Financial Officer

