Form 10-Q
period 2025-04-30
Coda Octopus Group, Inc.
filed 2025-06-16
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of June 15, 2025 is 11,232,514.

PART I. FINANCIAL INFORMATION

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

April 30, 2025 and October 31, 2024

	2025	2024
	Unaudited
ASSETS

CURRENT ASSETS

Cash and Cash Equivalents	$24,462,301	$22,479,072
Accounts Receivable, net	4,720,117	3,493,463
Inventory	13,527,744	13,975,529
Unbilled Receivables	2,370,530	1,657,827
Prepaid Expenses	842,252	537,289
Other Current Assets	393,273	838,835

Total Current Assets	46,316,217	42,982,015

FIXED ASSETS
Property and Equipment, net	6,801,586	6,822,990
Right of Use Assets	403,228	413,171

	7,204,814	7,236,161

OTHER ASSETS
Goodwill	3,639,334	3,639,334
Intangible Assets, net	3,429,779	3,687,034

Total Other Assets	7,069,113	7,326,368

Total Assets	$60,590,144	$57,544,544

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

April 30, 2025 and October 31, 2024

	2025	2024
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable	$882,988	$1,034,488
Current portion of operating lease liabilities	35,863	32,298
Accrued Expenses and Other Current Liabilities	1,450,573	1,604,596
Deferred Revenue	1,877,350	1,225,634

Total Current Liabilities	4,246,774	3,897,016

LONG TERM LIABILITIES
Deferred Tax Liability, net	41,855	82,011
Non-current operating lease liabilities	385,819	380,873
Deferred Revenue, less current portion	27,199	56,121

Total Long Term Liabilities	454,873	519,005

Total Liabilities	4,701,647	4,416,021

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 11,232,514 issued and outstanding as of April 30, 2025 and 11,195,487 shares issued and outstanding as of October 31, 2024	11,233	11,195
Preferred Stock $.001 par value; 5,000,000 shares authorized, zero issued and outstanding as of April 30, 2025 and October 31, 2024	-	-
Treasury Stock	(61,933)	(61,933)
Additional Paid-in Capital	63,262,929	63,096,583
Accumulated Other Comprehensive Loss	(1,738,978)	(2,510,831)
Accumulated Deficit	(5,584,754)	(7,406,491)

Total Stockholders’ Equity	55,888,497	53,128,523

Total Liabilities and Stockholders’ Equity	$60,590,144	$57,544,544

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024

Net Revenues	$7,017,459	$5,323,178	$12,227,174	$9,784,369
Cost of Revenues	2,520,178	1,584,744	4,301,423	2,959,199

Gross Profit	4,497,281	3,738,434	7,925,751	6,825,170

OPERATING EXPENSES
Research & Development	689,995	542,481	1,233,121	1,028,458
Selling, General & Administrative	2,719,602	1,845,570	4,942,924	3,890,945

Total Operating Expenses	3,409,597	2,388,051	6,176,045	4,919,403

INCOME FROM OPERATIONS	1,087,684	1,350,383	1,749,706	1,905,767

OTHER INCOME
Other Income (Expense)	32,332	(2,636)	110,999	32,384
Interest Income	145,594	293,468	339,765	486,008

Total Other Income	177,926	290,832	450,764	518,392

INCOME BEFORE INCOME TAX EXPENSE	1,265,610	1,641,215	2,200,470	2,424,159

INCOME TAX (EXPENSE) BENEFIT
Current Tax (Expense)	(374,701)	(191,073)	(423,575)	(157,058)
Deferred Tax Benefit (Expense)	17,853	(34,904)	44,842	(221,975)

Total Income Tax (Expense)	(356,848)	(225,977)	(378,733)	(379,033)

NET INCOME	$908,762	$1,415,238	$1,821,737	$2,045,126

NET INCOME PER SHARE:
Basic	$0.08	$0.13	$0.16	$0.18
Diluted	$0.08	$0.13	$0.16	$0.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	11,221,080	11,168,493	11,223,528	11,148,565
Diluted	11,306,828	11,288,210	11,309,276	11,268,282

COMPREHENSIVE INCOME, net of tax	$908,762	$1,415,238	$1,821,737	$2,045,126

Foreign Currency Translation Adjustment	1,800,439	(437,683)	771,853	591,897

Total Other Comprehensive Income (Loss)	$1,800,439	$(437,683)	$771,853	$591,897

COMPREHENSIVE INCOME	$2,709,201	$977,555	$2,593,590	$2,637,023

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months and Six Months Ended April 30, 2025 and 2024

(Unaudited)

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total

Balance, October 31, 2023	11,117,695	$11,118	$62,958,984	$(3,442,549)	$(11,052,487)	$(46,300)	$48,428,766

Employee stock-based compensation	-	-	77,076	-	-	-	77,076
Stock issued for options exercised and stock grants	46,788	47	(47)	-	-	-	-
Foreign currency translation adjustment	-	-	-	1,029,580	-	-	1,029,580
Treasury Stock	-	-	-	-	-	(15,633)	(15,633)
Net Income	-	-	-	-	629,888	-	629,888
Balance, January 31, 2024	11,164,483	$11,165	$63,036,013	$(2,412,969)	$(10,422,599)	$(61,933)	$50,149,677

Employee stock-based compensation	-	-	(60,862)	-	-	-	(60,862)
Stock issued for options exercised and stock grants	8,200	8	(8)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(437,683)	-	-	(437,683)
Treasury Stock	-	-	-	-	-	-	-
Net Income	-	-	-	-	1,415,238	-	1,415,238
Balance, April 30, 2024	11,172,683	$11,173	$62,975,143	$(2,850,652)	$(9,007,361)	$(61,933)	$51,066,370

Balance, October 31, 2024	11,195,487	$11,195	$63,096,583	$(2,510,831)	$(7,406,491)	$(61,933)	$53,128,523

Employee stock-based compensation	-	-	100,145	-	-	-	100,145
Stock issued for options exercised and stock grants	23,317	24	(24)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(1,028,586)	-	-	(1,028,586)
Net Income	-	-	-	-	912,975	-	912,975
Balance, January 31, 2025	11,218,804	$11,219	$63,196,704	$(3,539,417)	$(6,493,516)	$(61,933)	$53,113,057

Employee stock-based compensation	-	-	66,239	-	-	-	66,239
Stock issued for options exercised and stock grants	13,710	14	(14)	-	-	-	-
Foreign currency translation adjustment	-	-	-	1,800,439	-	-	1,800,439
Net Income	-	-	-	-	908,762	-	908,762
Balance, April 30, 2025	11,232,514	$11,233	$63,262,929	$(1,738,978)	$(5,584,754)	$(61,933)	$55,888,497

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,821,737	$2,045,126
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	424,738	350,782
Amortization of intangible assets	244,334	33,869
Stock-based compensation	166,384	16,214
Deferred income taxes	(44,842)	221,975
Gain on sale of asset	-	(30,244)
Allowance for credit loss	(41,255)	-
Operating Lease expense	10,590	-
(Increase) decrease in operating assets:
Accounts receivable	(1,058,189)	(1,750,243)
Inventory	885,016	(652,748)
Unbilled receivables	(694,186)	(686,816)
Prepaid expenses	(278,421)	(607,901)
Other current assets	447,754	(30,018)
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(368,819)	133,362
Deferred revenue	589,139	(297,083)
Net Cash provided by (used in) Operating Activities	2,103,980	(1,253,725)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(196,342)	(290,175)
Purchases of other intangible assets	(11,784)	(69,643)
Proceeds from the sale of property and equipment	-	771,807
Net Cash (used in) provided by Investing Activities	(208,126)	411,989
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	-	(15,633)
Net Cash Used in Financing Activities	-	(15,633)

EFFECT OF CURRENCY TRANSLATION ON CHANGES IN CASH AND CASH EQUIVALENTS	87,375	118,204

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,983,229	(739,165)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	22,479,072	24,448,841

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$24,462,301	$23,709,676
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$188,968	$74,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2025 and October 31, 2024

NOTE 1 – ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all material adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2025 due to seasonal, world events and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the U.S. Securities Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented on the Company’s Annual Report on Form 10-K for the year ended October 31, 2024 as filed with the Securities and Exchange Commission on January 29, 2025.

Principles of Consolidation

The consolidated financial statements include the accounts of Coda Octopus Group, Inc. and its wholly owned domestic and foreign subsidiaries (“Group”). All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2025 and October 31, 2024

NOTE 2 – REVENUE RECOGNITION (Continued)

We have three business segments:

●	Marine Technology Business
●	Acoustics Sensors and Materials Business; and
●	Marine Engineering Business

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
Post Sale Calibration Services
Customization of technology services

All its products and services are sold on a stand-alone basis, and those market prices are evidence of the value of these products and services. Revenue derived from outright sale is recognized when its performance obligations are met – typically upon delivery and passing of risks in accordance with the contract terms. For contracts with multiple performance obligations, we recognize product revenue by allocating the transaction price to each performance obligation based on a relative standalone selling price basis and recognize revenue when performance obligations are met. Software license sales for which any services rendered are not considered distinct to the functionality of the software, we recognize revenue upon delivery of the software by the provision of the software installers and activation codes to the software.

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

Marine Engineering Business (“Engineering Business”)

The Engineering Business revenues are earned under written contracts with its customers. Its Business Model includes:

Provision of engineering services
Supply of various types of proprietary products (such as Thermite® and FireSafe®)
Warranty Coverage
Post-Sale Service and Repair

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2025 and October 31, 2024

NOTE 2 – REVENUE RECOGNITION (Continued)

With respect to revenues related to our Engineering Business, there are contracts in place that specify the fixed hourly rate and other reimbursable costs to be billed based on material and direct labor hours incurred and revenue is recognized on these contracts based on material and the direct labor hours incurred. Revenues from fixed-price contracts are recognized on the percentage of completion method, measured by the percentage of costs incurred (materials and direct labor hours) to date to estimated total cost (materials and direct labor hours) for each contract. This method is used as we consider expenditures for direct materials and labor hours to be the best available measure of progress on these contracts.

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

Other Revenue Disclosures

See Notes 15 and 16 – Segment Analysis and Disaggregation of Revenue. These Notes respectively provide disclosure of our revenue by segment (Marine Technology Business, Acoustics Sensors and Materials Business and Engineering Business); revenues from external customers and cost of those revenues; and the split of revenue by geography including within and outside the USA.

NOTE 3 – COST OF GOODS SOLD

Our cost of goods sold includes the cost of materials and related direct costs. With respect to sales made through the Company’s sales agents distribution network, we include in our costs of goods sold commission paid to agents for the specific sales they make. Without using agents, we would not be eligible to participate in the Request for Proposals (“RFP”) for these sales on which we incur commission costs. All other sales-related expenses, including those related to unsuccessful bids, are included in our selling, general and administrative costs. As a component of the cost of goods sold, commission costs incurred in the three month period ended April 30, 2025 and 2024 were $390,384 and $132,222, respectively. Commission costs in the six month period ended April 30, 2025 and 2024 were $635,893 and $425,406, respectively.

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

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2025 and October 31, 2024

NOTE 6 – OPERATING LEASES

We are contractually bound by a non-cancellable operating lease relating to PAL which we acquired on October 29, 2024. Lease costs recognized in our consolidated statements of operations are summarized as follows:

	April 30,	October 31,
	2025	2024

Lease Liability	$421,682	$413,171
Future minimum lease payments	$557,417	$568,076
Remaining life of the lease in years (Expires March 31, 2033)	7.92	8.42
Discount Rate	6.75%	6.75%

Maturities of lease liabilities as of April 30, 2025 were as follows:

Future Minimum Operating Lease Maturity Analysis

Years	Total

2025 (remaining 6 months)	$31,343
2026	63,625
2027	65,534
2028	67,500
2029	69,525
Thereafter	289,127
Imputed Interest	(164,972)
Total	$421,682

NOTE 7 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Certified Deposit Interest Bearing Accounts for the six months ended April 30, 2025 and 2024.

The Company has certified deposit interest-bearing accounts with its current bankers HSBC NA. These interest-bearing accounts are for rolling fixed short-term periods not exceeding 3 months and are classified in our financial statements as “cash equivalent”. In addition, we have an interest-bearing deposit account with HSBC UK which has no access restrictions and tracks at 0.25% discount to the Bank of England base rate, which at April 30,2025 had a rate of 4.25%. The table below indicates the interest income received and amounts which are held in certified deposit and unrestricted interest-bearing accounts as of April 30, 2025 and 2024, and interest earned in the respective periods:

	2025		2024
	Deposit	Interest income	Deposit	Interest income
	April 30, 2025	April 30, 2025	April 30, 2024	April 30, 2024

USA	$15,395,657	$289,768	$17,614,335	$414,062
UK	2,227,269	36,864	1,798,616	60,160
Denmark	-	13,133	-	11,786

	$17,622,926	$339,765	$19,412,951	$486,008

Inventory consisted of the following as of:

	April 30,	October 31,
	2025	2024

Raw materials and other sub-components	$10,169,740	$10,368,350
Work in progress	593,994	193,062
Finished goods	2,764,010	3,340,464
Stock in transit	-	73,653
Total Inventory	$13,527,744	$13,975,529

Other current assets consisted of the following as of:

	April 30,	October 31,
	2025	2024

Deposits	$12,879	$63,630
Other Tax Receivables	28,972	240,909
Employee Retention Credit Receivables	212,300	212,300
Other Receivables	139,122	321,996
Total Other Current Assets	$393,273	$838,835

Fixed Assets consisted of the following as of:

	April 30,	October 31,
	2025	2024

Buildings	$6,038,580	$5,881,237
Land	200,000	200,000
Office machinery and equipment	2,046,903	1,872,693
Rental assets	2,932,125	2,784,921
Furniture, fixtures and improvements	1,597,752	1,549,965
Totals	12,815,360	12,288,816
Less: accumulated depreciation	(6,013,774)	(5,465,826)

Total Property and Equipment, net	6,801,586	6,822,990

Right of use assets, net	403,228	413,171

Total Fixed Assets, net	$7,204,814	$7,236,161

Depreciation expense for the three months ended April 30, 2025, and 2024 was $219,092 and $177,490, respectively, and for the six months ended April 30, 2025, and 2024 was $424,738 and $350,782, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2025 and October 31, 2024

NOTE 7 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS (Continued)

Property and equipment, net, by geographic areas were as follows:

	April 30,	October 31,
	2025	2024

USA	$1,706,503	$1,743,840
Europe	5,095,083	5,079,150

Total Property and Equipment, net	$6,801,586	$6,822,990

Accrued Expenses and Other Current Liabilities consisted of the following as of:

	April 30,	October 31,
	2025	2024

Accruals	$349,329	$560,986
Other Tax Payables	992,351	924,735
Employee Related	108,893	118,875
Total Accrued Expenses and Other Current Liabilities	$1,450,573	$1,604,596

Total Other Income, consisted of the following:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30,	April 30,	April 30,	April 30,
	2025	2024	2025	2024

Grant Income	$27,365	$11,980	$100,186	$26,694
Other	4,967	(14,616)	10,813	5,690
	$32,332	$(2,636)	$110,999	$32,384

Interest Received	145,594	293,468	339,765	486,008

Total Other Income, net	$177,926	$290,832	$450,764	$518,392

NOTE 8 – CONTRACTS IN PROGESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the balance sheet date. These amounts are stated on the consolidated balance sheets as Unbilled Receivables and as of April 30, 2025 and October 31, 2024, these were $2,370,530 and $1,657,827, respectively.

Deferred Revenue as of April 30, 2025 and October 31, 2024, was $1,877,350 and $1,225,634, respectively, and consist of billings in excess of costs and payments received for future obligations such as supply of products or services or our warranty or Through Life Support (“TLS”) obligations undertaken as part of our contracts.

Sales of equipment include a provision for warranty obligations or TLS services. The contractual components relating to warranty and TLS are treated as deferred revenue over the corresponding period of the Company’s obligations under these deferred arrangements and are amortized over the relevant warranty or TLS period (12 months is our standard warranty contract obligation or for TLS 24, 36 or 60 months, depending on the contract) from the date of sale.

Deferred Revenue (“Current”) includes invoices paid by customers in advance of delivery of products or services contracted, including technical support services to be delivered within twelve months, provision for warranty obligations which may arise in the twelve month period or the current portion of TLS obligations. Deferred Revenue was $1,877,350 and $1,225,634 as of April 30, 2025 and October 31, 2024, respectively.

Deferred Revenue (“Current”) consisted of the following as of April 30, 2025 and October 31, 2024:

	April 30,	October 31,
	2025	2024

Deferred Revenues	$1,174,827	$670,339
Customer Technical Support Obligations (including TLS)	385,415	275,347
Product Warranty	317,108	279,948
Total Deferred Revenues (“Current”)	$1,877,350	$1,225,634

Deferred Revenue (“Non-Current”) includes customer prepaid TLS services for the remaining TLS periods,

Deferred Revenue (“Non-Current”) was $27,199 and $56,121 as of April 30, 2025 and October 31, 2024 respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2025 and October 31, 2024

NOTE 9 – ACQUISITIONS

On October 29, 2024, the Company acquired all the issued and outstanding shares of Precision Acoustics Limited (PAL) for $6,538,569 in cash. At the acquisition date, the Company had immediate access to PAL’s cash balance of $1,933,284, which resulted in a net cash outlay by the Company at the acquisition date of $4,605,285. The Company agreed to pay the sellers for all cash in excess of the agreed working capital amount of $595,869 in PAL’s bank account on the date of its acquisition. This resulted in the Company paying $1,337,415 for the excess cash balance.

The Company acquired PAL to gain access to its expertise in acoustic and medical imaging technologies which we believe can be leveraged through development for use in the subsea market, the primary sector for our core business, the Marine Technology Business, and more broadly to expand the Group’s collective capabilities in order to qualify and compete for larger Defense-related contracts.

In the Current Quarter, PAL contributed revenues of $1,299,069 and earnings before tax of $173,871 to our consolidated results. In the six month period ended April 30, 2025, it contributed revenues of $2,611,330 and earnings before tax of $729,920 to our consolidated results. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred at the beginning of the Company’s comparable quarterly reporting period. The unaudited supplemental pro-forma information concerning revenue and expenses for PAL (which have been translated from British Pound to USD using the exchange rate used by the Company for those reporting periods) is shown below:

	Pro forma	Pro forma	Pro forma	Pro forma
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30,	April 30,	April 30,	April 30,
	2025	2024	2025	2024
Net Revenue
Coda Octopus Group	$5,718,390	$5,323,178	$9,615,844	$9,784,369
Precision Acoustics	1,299,069	1,466,875	2,611,330	2,577,922
Combined Net Revenue	$7,017,459	$6,790,053	$12,227,174	$12,362,291

Net Income
Amortization of acquired intangible assets, pro forma	$(118,734)	$(115,511)	$(234,032)	$(232,029)
Coda Octopus Group	1,070,974	1,415,238	1,427,900	2,045,126
Precision Acoustics	125,522	(135,384)	796,869	9,080
Combined Net Income	$1,077,762	$1,164,343	$1,990,737	$1,822,177

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported proforma information.

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the Company’s results to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from November 1, 2024 through April 30, 2025.

In fiscal year 2024, the Company incurred $41,531 of acquisition related costs. These expenses are included in our general and administrative expense on the Consolidated Statements of Income and Comprehensive Income for the year ended October 31, 2024.

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

The actual Earn Out obligations are specified in British Pound and therefore, if triggered, the amounts stated above may vary according to exchange rate fluctuations.

Based on the projections the Company used, there would be no earnouts payable, and subsequently, no contingent liability for earnout payments has been recorded in the Company’s accounts in the Current Quarter. To the extent that the Company does not record a contingent liability for these payments, any amount actually earned under the Earn Out provisions would be expensed in the year the qualifying conditions are met. The Company has up to one-year from October 29, 2024, to make any measurement period adjustments to the fair value of the opening balance sheet.

The goodwill is attributable to the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including an experienced workforce that will help accelerate product development and our go-to-market strategy, as well as expected future synergies generated by integrating PAL’s products with those in our existing platform. None of the goodwill is expected to be deductible for tax purposes.

Prior to the acquisition, PAL was a non-key supplier to our Marine Technology Business, which purchased on average approximately $80,000 of acoustic materials from PAL. It expects to continue to purchase these materials, at a similar level from PAL in the future.

The fair value of assets acquired includes non-competes and value of technology. The estimated future annual amortization expenses of finite-lived assets relating to the PAL acquisition for our fiscal year 2025 is $468,064 and in the three month and six month periods ended April 30, 2025, amortization expenses for PAL were $118,734 and $234,032, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2025 and October 31, 2024

NOTE 10 – CONCENTRATIONS

Significant Customers

During the three months ended April 30, 2025, the Company had three customers from whom it generated sales greater than 10% of net revenues. Revenue from these customers was $3,100,347, or 44.2% of net revenues during the three months ended April 30, 2025. Receivables from these customers were $954,526, or 20.2% of net receivables as of April 30, 2025.

During the three months ended April 30, 2024, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenue from these customers was $1,530,335, or 28.7% of net revenues during the three months ended April 30, 2024. Receivables from these customers were $1,429,713, or 32.5% of net receivables as of April 30, 2024.

During the six months ended April 30, 2025, the Company had three customers from whom it generated sales greater than 10% of net revenues. Revenue from these customers was $4,178,358, or 34.2% of net revenues during the six months ended April 30, 2025. Receivables from these customers were $1,262,752 or 26.8% of net receivables as of April 30, 2025.

During the six months ended April 30, 2024, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenue from these customers was $2,199,560, or 22.5% of net revenues during the six months ended April 30, 2024. Receivables from these customers were $1,429,713 or 32.5% of net receivables as of April 30, 2024.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

On October 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 will affect how we report segment information, starting with our Form 10-K for the year ended October 31, 2025, and our quarterly reports on Form 10-Q starting with our quarterly report for the quarter ended January 31, 2026. The ASU requires that we provide disclosures of significant segment expenses and other segment items that are regularly provided to our Chief Operating Decision Maker (“the CODM”) and included in each reported measure of segment profit or loss. We will also have to disclose other segment items by reportable segment (i.e., the difference between reported segment revenue less the significant segment expenses (which are disclosed), less reported segment profit or loss). The information needed for these disclosures is available, and we are determining the best way to provide that information for these required segment disclosures.

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

NOTE 12 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Intangibles consisted of the following as of:

	Average	April 30, 2025			October 31, 2024
Finite-lived	Life	Gross	Accumulated		Gross	Accumulated
intangible assets	(Years)	Asset	Amortization	Net	Asset	Amortization	Net

Customer Relationships	10	$919,503	$(919,503)	$-	$919,503	$(919,503)	$-
Non-Compete Agreements	4	423,548	(227,717)	195,831	423,548	(198,911)	224,637
Value of Technology	7	2,947,155	(215,958)	2,731,197	2,947,155	-	2,947,155
Patents	10	832,339	(329,588)	502,751	820,555	(305,313)	515,242
Total intangible assets		$5,122,545	$(1,692,766)	$3,429,779	$5,110,761	$(1,423,727)	$3,687,034

Amortization of intangible assets for the three months ended April 30, 2025 and 2024 was $116,575 and $16,623, respectively, and for the six months ended April 30, 2025 and 2024 was $244,334 and $33,869, respectively.

Goodwill consisted of the following as of:

	April 30,	October 31,
	2025	2024

*Coda Octopus Engineering, Inc.	$2,038,669	$2,038,669
Coda Octopus Products, Ltd	62,315	62,315
Coda Octopus Martech, Ltd	1,281,124	1,281,124
Precision Acoustics Ltd	257,226	257,226

Total Goodwill	$3,639,334	$3,639,334

*	This business unit changed its name from Coda Octopus Colmek, Inc. to Coda Octopus Engineering, Inc. with effect from March 17, 2025.

NOTE 13 – EARNINGS PER SHARE

Basic earnings per share are calculated using our weighted-average outstanding common shares. Diluted earnings per share (reflecting the effect of all potentially dilutive securities – which are principally stock options and restricted stock grants) are calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30,	April 30,	April 30,	April 30,
Fiscal Period	2025	2024	2025	2024
Numerator:
Net Income	$908,762	$1,415,238	$1,821,737	$2,045,126

Denominator:
Basic weighted average common shares outstanding	11,221,080	11,168,493	11,223,528	11,148,565
Unexercised portion of options and restricted stock awards	85,748	119,717	85,748	119,717
Diluted outstanding shares	11,306,828	11,288,210	11,309,276	11,268,282

Net income per share

Basic	$0.08	$0.13	$0.16	$0.18
Diluted	$0.08	$0.13	$0.16	$0.18

NOTE 14 – 2017 AND 2021 STOCK INCENTIVE PLANS

2017 and 2021 Stock Incentive Plan (together “SIPs”)

On December 6, 2017, the Board of Directors adopted the 2017 Stock Incentive Plan (the “2017 Plan”). The purpose of the Plan is to advance the interests of the Company and its stockholders by enabling the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the Company’s achievement of its economic objectives. The Plan was adopted subject to Stockholders’ approval and was approved by Stockholders at the Company’s Annual General Meeting held on July 24, 2018, and provides for a maximum of 913,612 to be issued under this Plan. On July 12, 2021, a second plan was adopted by the Board of Directors (2021 Plan). The 2021 Plan is identical to the 2017 Plan in all material respects except that the maximum number of shares allocated for issuance is 1,000,000.

The shares allocated for issuance under the SIPs may, at the election of the Compensation Committee, be either treasury shares or shares authorized but unissued, and, if treasury shares are used, all references in the SIPs to the issuance of shares will, for corporate law purposes, be deemed to mean the transfer of shares from treasury.

Pursuant to the terms of the 2017 Plan, during the three month ended April 30, 2025, the Company granted 5,766 restricted stock awards. There were no forfeitures or treasury stock created. During the three months ended April 30, 2025, 3,500 options were exercised on a cashless basis, pursuant to which the Company issued 1,444 shares of common stock. During the three months ended April 30, 2025, 2,056 shares were returned to the Plan as a result of the exercise of options on a cashless basis during the period.

During the six months ended April 30, 2025, the Company granted 17,646 restricted stock awards. There were no forfeitures or treasury stock created. During the six months ended April 30, 2025 there were 53,003 options exercised on a cashless basis, pursuant to which 24,761 shares of common stock were issued. During the six months ended April 30, 2025, 28,242 shares were returned to the Plan as a result of the exercise of options on a cashless basis during the six month period.

As of April 30, 2025, there were 1,379,348 shares available for future issuance under the 2017 and 2021 Plans.

The total stock compensation expense during the three month period ended April 2025 and 2024 was $66,239 and ($60,862), respectively. During the six months ended April 30, 2025 and 2024, these were $166,384 (of which $81,400 constituted unregistered stock which was issued outside of the SIPs) and $16,214, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2025 and October 31, 2024

NOTE 15 – SEGMENT ANALYSIS

We operate three reportable segments which are the “Marine Technology Products Business”, “Acoustic Sensors and Materials Business” and “Marine Engineering Business” and which are managed separately based upon fundamental differences in their operations, allocation of resources and markets.

Segment operating income is total segment net revenue reduced by cost of revenues and operating expenses (research and development and selling, general & administrative) identifiable with the reporting business segment. Overhead includes general corporate administrative costs.

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

The Net Revenues shown in this Note 15 in the tables below comprise sales which have been made externally and exclude sales between the companies within the Group (“Inter-Company Sales”). For segment reporting purposes we have, nevertheless, included in the Supplemental Disclosures in the tables below, information on Inter-Company Sales in the reporting period. Inter-Company sales are not included in our net revenues.

● Marine Technology Business

The Marine Technology Business constitutes our core business in the Group and is a supplier of various technologies to the underwater/subsea market. Its key technologies are its real time 3D volumetric imaging sonars and diving solutions (DAVD). It also supplies a suite of geophysical products, inertial navigation sensors, rental equipment, customization of technology services and field support services.

● Acoustic Sensors and Materials Business

The Company acquired Precision Acoustics Limited (PAL) on October 29, 2024. PAL is a supplier of acoustic sensors and materials. PAL serves a broad base of markets such as the medical, subsea, defense, universities and research and development institutes.

● Marine Engineering Business

The Marine Engineering Business operates primarily as subcontractors to prime defense contractors where they provide engineering services which typically form part of larger mission critical defense systems.

The following tables summarize segment asset and operating balances by reportable segment for the three months and six months ended April 30, 2025 and 2024, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2025 and October 31, 2024

NOTE 15 - SEGMENT ANALYSIS (Continued)

	Marine Technology Business	Acoustic Sensors and Materials Business	Marine Engineering Business	Overhead	Total

Three Months Ended April 30, 2025

Net Revenues	$3,878,090	$1,299,069	$1,840,300	$-	$7,017,459

Cost of Revenues	1,251,417	449,664	819,097	-	2,520,178

Gross Profit	2,626,673	849,405	1,021,203	-	4,497,281

Research & Development	565,385	95,266	29,344		689,995
Selling, General & Administrative	1,097,358	608,923	540,091	473,230	2,719,602

Total Operating Expenses	1,662,743	704,189	569,435	473,230	3,409,597

Income (Loss) from Operations	963,930	145,216	451,768	(473,230)	1,087,684

Other Income
Other Income	4,967	27,365	-	-	32,332
Interest Income	86,358	1,290	25,954	31,992	145,594

Total Other Income	91,325	28,655	25,954	31,992	177,926

Income (Loss) before Income Taxes	1,055,255	173,871	477,722	(441,238)	1,265,610

Income Tax (Expense) Benefit
Current Tax (Expense)	(32,658)	(167,083)	-	(174,960)	(374,701)
Deferred Tax Benefit	-	-	-	17,853	17,853

Total Income Tax (Expense) Benefit	(32,658)	(167,083)	-	(157,107)	(356,848)

Net Income (Loss)	$1,022,597	$6,788	$477,722	$(598,345)	$908,762

Supplemental Disclosures

Total Assets	$37,175,601	$7,036,570	$13,538,446	$2,839,527	$60,590,144

Total Liabilities	$2,689,882	$1,241,450	$609,333	$160,982	$4,701,647

Revenues from Intercompany Sales - eliminated from sales above	$2,189,543	$19,339	$83,921	$300,000	$2,592,803

Depreciation and Amortization	$134,486	$173,022	$15,823	$12,336	$335,667

Purchases of Long-lived Assets	$4,997	$6,635	$12,579	$-	$24,211

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2025 and October 31, 2024

NOTE 15 – SEGMENT ANALYSIS (Continued)

In the Segment Analysis information presented for the Previous Quarter, there is no comparative information for the Acoustics Sensors and Material Business (“PAL”) as this business unit was acquired by the Company on October 29, 2024.

	Marine Technology Business	Marine Engineering Business	Overhead	Total

Three Months Ended April 30, 2024

Net Revenues	$3,524,714	$1,798,464	$-	$5,323,178

Cost of Revenues	697,464	887,280	-	1,584,744

Gross Profit	2,827,250	911,184	-	3,738,434

Research & Development	485,061	57,420	-	542,481
Selling, General & Administrative	792,820	596,451	456,299	1,845,570

Total Operating Expenses	1,277,881	653,871	456,299	2,388,051

Income (Loss) from Operations	1,549,369	257,313	(456,299)	1,350,383

Other Income
Other Income	(14,616)	11,980	-	(2,636)
Interest Income	202,157	52,067	39,244	293,468

Total Other Income	187,541	64,047	39,244	290,832

Income (Loss) before Income Taxes	1,736,910	321,360	(417,055)	1,641,215

Income Tax (Expense)
Current Tax (Expense)	(43,900)	-	(147,173)	(191,073)
Deferred Tax (Expense)	(10,975)	-	(23,929)	(34,904)

Total Income Tax (Expense)	(54,875)	-	(171,102)	(225,977)

Net Income (Loss)	$1,682,035	$321,360	$(588,157)	$1,415,238

Supplemental Disclosures

Total Assets	$37,040,637	$13,945,102	$3,011,417	$53,997,156

Total Liabilities	$1,807,318	$912,679	$210,789	$2,930,786

Revenues from Intercompany Sales - eliminated from sales above	$474,742	$104,263	$318,000	$897,005

Depreciation and Amortization	$158,112	$24,343	$11,658	$194,113

Purchases of Long-lived Assets	$153,339	$1,185	$42,818	$197,342

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2025 and October 31, 2024

	Marine Technology Business	Acoustic Sensors and Materials Business	Marine Engineering Business	Overhead	Total

Six Months Ended April 30, 2025

Net Revenues	$6,153,899	$2,611,330	$3,461,945	$-	$12,227,174

Cost of Revenues	1,863,585	951,781	1,486,057	-	4,301,423

Gross Profit	4,290,314	1,659,549	1,975,888	-	7,925,751

Research & Development	971,197	186,230	75,694	-	1,233,121
Selling, General & Administrative	1,663,222	847,177	1,177,987	1,254,538	4,942,924

Total Operating Expenses	2,634,419	1,033,407	1,253,681	1,254,538	6,176,045

Income (Loss) from Operations	1,655,895	626,142	722,207	(1,254,538)	1,749,706

Other Income
Other Income	10,813	100,186	-	-	110,999
Interest Income	241,671	3,592	53,310	41,192	339,765

Total Other Income	252,484	103,778	53,310	41,192	450,764

Income (Loss) before Income Taxes	1,908,379	729,920	775,517	(1,213,346)	2,200,470

Income Tax (Expense) Benefit
Current Tax (Expense)	(81,532)	(167,083)	-	(174,960)	(423,575)
Deferred Tax Benefit	-	-	-	44,842	44,842

Total Income Tax (Expense)	(81,532)	(167,083)	-	(130,118)	(378,733)

Net Income (Loss)	$1,826,847	$562,837	$775,517	$(1,343,464)	$1,821,737

Supplemental Disclosures

Total Assets	$37,175,601	$7,036,570	$13,538,446	$2,839,527	$60,590,144

Total Liabilities	$2,689,882	$1,241,450	$609,333	$160,982	$4,701,647

Revenues from inter-company sales - eliminated from sales above	$3,111,874	$22,091	$102,734	$612,000	$3,848,699

Depreciation and Amortization	$281,817	$329,392	$32,527	$25,336	$669,072

Purchases of Long-lived Assets	$23,295	$113,977	$15,047	$-	$152,319

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2025 and October 31, 2024

	Marine Technology Business	Marine Engineering Business	Overhead	Total

Six Months Ended April 30, 2024

Net Revenues	$7,067,480	$2,716,889	$-	$9,784,369

Cost of Revenues	1,671,344	1,287,855	-	2,959,199

Gross Profit	5,396,136	1,429,034	-	6,825,170

Research & Development	946,436	82,022	-	1,028,458
Selling, General & Administrative	1,628,211	1,196,935	1,065,799	3,890,945

Total Operating Expenses	2,574,647	1,278,957	1,065,799	4,919,403

Income (Loss) from Operations	2,821,489	150,077	(1,065,799)	1,905,767

Other Income
Other Income	5,690	26,694	-	32,384
Interest Income	337,888	108,876	39,244	486,008

Total Other Income	343,578	135,570	39,244	518,392

Income (Loss) before Income Taxes	3,165,067	285,647	(1,026,555)	2,424,159

Income Tax (Expense) Benefit
Current Tax (Expense)	(79,440)	-	(77,618)	(157,058)
Deferred Tax Benefit (Expense)	16,353	-	(238,328)	(221,975)

Total Income Tax (Expense) Benefit	(63,087)	-	(315,946)	(379,033)

Net Income (Loss)	$3,101,980	$285,647	$(1,342,501)	$2,045,126

Supplemental Disclosures

Total Assets	$37,040,637	$13,945,102	$3,011,417	$53,997,156

Total Liabilities	$1,807,318	$912,679	$210,789	$2,930,786

Revenues from inter-company sales - eliminated from sales above	$1,423,676	$115,053	$630,000	$2,168,729

Depreciation and Amortization	$311,131	$49,700	$23,820	$384,651

Purchases of Long-lived Assets	$285,762	$3,393	$70,663	$359,818

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2025 and October 31, 2024

NOTE 16 – DISAGGREGATION OF REVENUE

Information about the Company’s operations in different geographic areas for the three months and six months ended April 30, 2025, is shown below. Net sales were attributed to geographic areas based on the location of the customer. In the Disaggregation of net revenue information presented for the Previous Quarter, there is no comparative information for the Acoustics Sensors and Material Business (“PAL”) as this business unit was acquired by the Company on October 29, 2024.

	For the Three Months Ended April 30, 2025
	Marine	Acoustic Sensors and	Marine
	Technology	Materials	Engineering	Grand
	Business	Business	Business	Total
Disaggregation of Total Net Revenues

Primary Geographical Markets
Americas	$1,423,701	$176,799	$1,143,682	$2,744,182
Europe	254,107	551,654	696,618	1,502,379
Australia/Asia	2,200,282	548,276	-	2,748,558
Middle East/Africa	-	22,340	-	22,340

Total Net Revenues	$3,878,090	$1,299,069	$1,840,300	$7,017,459

Major Goods/Service Lines
Equipment Sales	$3,319,322	$1,134,281	$45,583	$4,499,186
Equipment Rentals	168,791	-	-	168,791
Software Sales	228,053	-	-	228,053
Engineering Parts	-	-	1,603,789	1,603,789
Services	161,924	164,788	190,928	517,640

Total Net Revenues	$3,878,090	$1,299,069	$1,840,300	$7,017,459

Goods transferred at a point in time	$3,547,375	$1,134,281	$45,583	$4,727,239
Services transferred over time	330,715	164,788	1,794,717	2,290,220

Total Net Revenues	$3,878,090	$1,299,069	$1,840,300	$7,017,459

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2025 and October 31, 2024

NOTE 16 – DISAGGREGATION OF REVENUE (Continued)

	For the Three Months Ended April 30, 2024
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Revenues

Primary Geographical Markets
Americas	$640,943	$799,214	$1,440,157
Europe	1,464,322	999,250	2,463,572
Australia/Asia	1,071,295	-	1,071,295
Middle East/Africa	348,154	-	348,154

Total Net Revenues	$3,524,714	$1,798,464	$5,323,178

Major Goods/Service Lines
Equipment Sales	$2,005,128	$174,375	$2,179,503
Equipment Rentals	699,664	-	699,664
Software Sales	176,742	-	176,742
Engineering Parts	-	1,426,224	1,426,224
Services	643,180	197,865	841,045

Total Net Revenues	$3,524,714	$1,798,464	$5,323,178

Goods transferred at a point in time	$2,181,870	$174,375	$2,356,245
Services transferred over time	1,342,844	1,624,089	2,966,933

Total Net Revenues	$3,524,714	$1,798,464	$5,323,178

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2025 and October 31, 2024

NOTE 16 – DISAGGREGATION OF REVENUE (Continued)

	For the Six Months Ended April 30, 2025
	Marine	Acoustic Sensors and	Marine
	Technology	Materials	Engineering	Grand
	Business	Business	Business	Total
Disaggregation of Total Net Revenues

Primary Geographical Markets
Americas	$1,778,337	$432,222	$1,832,460	$4,043,019
Europe	577,650	1,197,128	1,629,485	3,404,263
Australia/Asia	3,792,093	920,744	-	4,712,837
Middle East/Africa	5,819	61,236	-	67,055

Total Net Revenues	$6,153,899	$2,611,330	$3,461,945	$12,227,174

Major Goods/Service Lines
Equipment Sales	$5,054,063	$2,298,077	$187,511	$7,539,651
Equipment Rentals	393,234	-	-	393,234
Software Sales	348,848	59,600	-	408,448
Engineering Parts	-	-	2,820,199	2,820,199
Services	357,754	253,653	454,235	1,065,642

Total Net Revenues	$6,153,899	$2,611,330	$3,461,945	$12,227,174

Goods transferred at a point in time	$5,402,911	$2,357,677	$202,608	$7,963,196
Services transferred over time	750,988	253,653	3,259,337	4,263,978

Total Net Revenues	$6,153,899	$2,611,330	$3,461,945	$12,227,174

	For the Six Months Ended April 30, 2024
	Marine	Marine
	Technology	Engineering	Grand
	Business	Business	Total
Disaggregation of Total Net Revenues

Primary Geographical Markets
Americas	$978,015	$1,254,628	$2,232,643
Europe	2,408,010	1,462,261	3,870,271
Australia/Asia	2,870,835	-	2,870,835
Middle East/Africa	810,620	-	810,620

Total Net Revenues	$7,067,480	$2,716,889	$9,784,369

Major Goods/Service Lines
Equipment Sales	$4,381,400	$347,199	$4,728,599
Equipment Rentals	1,080,473	-	1,080,473
Software Sales	402,271	-	402,271
Engineering Parts	-	1,922,128	1,922,128
Services	1,203,336	447,562	1,650,898

Total Net Revenues	$7,067,480	$2,716,889	$9,784,369

Goods transferred at a point in time	$4,783,671	$347,199	$5,130,870
Services transferred over time	2,283,809	2,369,690	4,653,499

Total Net Revenues	$7,067,480	$2,716,889	$9,784,369

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

We estimate that the Company’s effective tax rate for the three months ended April 30, 2025, and 2024, was 28.2% and 17.2%, respectively and for the six months ended April 30, 2025, and 2024, was 9.5% and 15.6%, respectively. In the three and six months ended April 30, 2025, we made an income tax provision of $374,701 and $423,575, respectively. In the three and six months ended April 30, 2024, we made an income tax provision of $191,073 and $157,058, respectively.

In the three and six months ended April 30, 2025, the Company made awards of restricted stock and recorded a deferred tax benefit of $17,853 and $44,842 respectively, compared to a deferred tax expense in the previous three and six months to April 30, 2024, of $34,904 and $221,975 respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act 1995. All statements other than statements of historical fact made herein are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurance can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. Actual results and outcomes could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions, tariff and trade policies, reduction in government spending in Defense sector and customer demand and spending, inflation, interest rates, and world events, risks of inventory management, variability in demand, economic and geopolitical conditions and additional or unforeseen circumstances, developments, or events may give rise to or amplify many of these risks.

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

General Overview

Throughout these discussions, the following terms shall have the meaning set forth below:

“Current Quarter”	Three month period ended April 30, 2025
“Previous Quarter”	Three month period ended April 30, 2024
“Current Six Month Period”	Six month period ended April 30, 2025
“Previous Six Month Period”	Six month period ended April 30, 2024

We sell our goods and services internationally, with $4,150,361 or 59.1% of our consolidated net revenue in the Current Quarter derived from outside of the United States. Macroeconomic factors, including changes in inflation and interest rates, as well as global economic and geopolitical developments including unpredictable shifts in global tariffs, world events, significant changes in trade policies and funding policies, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. These factors may adversely affect customer demand for our products and services and our ability to forecast spending patterns and therefore overall demand for our goods and services. We expect some or all of these factors to continue to impact our operations in fiscal year 2025.

The new U.S. Administration is rapidly changing key policies in the area of trade, defense and foreign policy which has resulted in general uncertainty around the world. Our core business has a leading solution in the offshore renewable market. Following the change in U.S policy many offshore renewable permits for U.S. developments have been suspended and many leading developers such as Shell, Orsted, BP and Total Energy have either reduced or halted their US offshore renewable programs. We believe that these factors have resulted in weak demand from European developers and offshore suppliers for our rental solutions which caused a decrease in rental revenue and associated services from the geographic region of Europe (the Marine Technology’s main rental hub) in the Current Quarter. Nevertheless, we believe that new U.S. policy on prioritizing domestic energy production of Oil & Gas also favors our products and solutions, and we believe that in the foreseeable future this will offset reduction of revenue from U.S. offshore renewables. Furthermore, a key part of our growth strategy as a Group relies on Defense spending and the U.S. new foreign policy on Defense has also seen Europe including the United Kingdom committing to significant increases defense spending, with Germany expecting to spend about €400 billion ($428 billion) on defense over the coming years in addition to creating a special fund of €500 billion ($535 billion) for infrastructure spending over the next 10 years. European Union member states have also agreed to allow the member states to exceed the debt ceilings that are in place to allow the countries to borrow for defense investments. We therefore believe that despite the short-term disruption caused by uncertainty around the new U.S. Administration’s critical policies, many of these changes are likely to be favorable for our Business. In the Current Quarter we saw increased customer engagements on Defense projects along with more pace in the procurement process.

The Company operates three distinct businesses:

●	the Marine Technology Business (also referred to in this Form 10-Q as “Products Business”, or “Products Segment” or “Core Business”);

●	Acoustic Sensors and Materials Business (also referred to in this Form 10-Q as “PAL”);

●	the Marine Engineering Business (also referred to in this Form 10-Q as “Engineering Business”).

Our Marine Technology Business constitutes our core business and is critical for our growth strategy. It is an established technology solution provider of over 30 years to the offshore subsea market. It owns key proprietary technology (comprising both hardware and software) including its real time 3D volumetric imaging sonar and its cutting-edge augmented reality diving solution DAVD (Diver Augmented Vision Display) system. These solutions are used in both the underwater Defense and Commercial markets. It recently launched its new underwater digital communications system which advances the offering in the market from analog voice communications to digital voice communications underwater (Voice-Hub-4). All innovation, design, development, manufacturing and support are performed within the Company.

Our novel diving technology is distributed under the name “CodaOctopus® DAVD” to the global defense and commercial diving markets. The DAVD technology is an advanced Augmented Reality display technology designed to enhance divers’ safety, performance and situational awareness, especially in low-visibility and technically challenging environments. It seamlessly integrates real-time data, on-demand information and Echoscope 3D sonar imagery, projecting these onto the diver’s field of vision through the DAVD Augmented Reality Head-Up display.

Although we generate most of our revenues from our real time 3D sonar and DAVD which include both proprietary hardware and software, we have several other products such as our inertial navigation systems (F280 Series®) and our geophysical hardware (DA4G) and software solutions (GeoSurvey and Survey Engine®, which include artificial intelligence based automatic detection systems). Our customers include offshore service providers to major oil and gas companies, renewable energy companies, underwater construction companies, law enforcement agencies, ports, mining companies, defense bodies, prime defense contractors, navies, research institutes and universities and diving companies.

On October 29, 2024, we acquired PAL which is a recognized leader in the ultrasound and acoustic measurement field. PAL supplies acoustic sensors and materials to a broad range of markets including the medical, aerospace, subsea and automotive industries. It also provides measurement and calibration services for the sensors that they supply.

The Marine Engineering Business has operations in the USA and UK. Its central business model is working with Prime Defense Contractors to design and manufacture sub-assemblies for utilization into larger defense mission critical integrated systems (“MCIS”). An example of such MCIS is the US Close-In-Weapons Support (CIWS) Program for the Phalanx radar-guided cannon used on combat ships. These proprietary sub-assemblies, once approved within the MCIS program, afford this business the status of preferred supplier. Such status permits it to supply these sub-assemblies and upgrades in the event of obsolescence or advancement of technology for the life of the MCIS program. Clients include prime defense contractors such as Raytheon, Northrop Grumman, Thales Underwater and BAE Systems. The scope of services provided by the Marine Engineering Business encompasses concept, design, prototype and manufacturing.

Key Pillars for our Growth Plans (“Core Business”)

Our volumetric real time 3D imaging sonar technology and our DAVD are our most promising products for the Company’s near-term growth.

The Echoscope® is widely used in the Commercial Offshore marine market for a wide range of activities from real time 3D monitoring, salvage and recovery, placements and landings, mining, etc. The biggest market opportunity for scalable growth around the Echoscope is in the Defense space which is undergoing a major transformation through the deployment of new classes of underwater vehicles, including manned, unmanned surface, and fully autonomous platforms. These platforms vary dramatically in size, from large vehicles exceeding 85 feet in length and weighing over 85 tons, to compact, one-person-deployable systems. Despite this diversity, a common requirement across all platforms is the need for reliable underwater vision. This capability is essential for safe and accurate navigation, situational awareness, environmental understanding, data collection, and mission execution. The Echoscope directly addresses these needs by providing high-resolution, real-time 3D imaging in complex underwater environments. The defense sector deploys these underwater vehicles for a range of mission-critical applications, most notably: Mine Countermeasures (MCM), Anti-Submarine Warfare (ASW), Surveillance and Reconnaissance, and Infrastructure Protection. Currently, the Echoscope is being evaluated for integration into active future defense programs supporting three of these core mission areas, positioning it as a vital enabler in next-generation underwater operations.

All next-generation defense vehicle programs share a common objective: “integrating advanced technologies and enhanced capabilities.” Central to this evolution is the development of smarter vehicles equipped with tools like the Echoscope which deliver real-time, three-dimensional data for informed decision-making. Its versatility across a wide range of defense mission applications supports the consolidation of sensor suite requirements on these platforms. A key advantage lies in addressing SWaP (Size, Weight, and Power) constraints. By reducing the number of sensors required, the Echoscope helps lower power consumption and overall vehicle weight, directly contributing to extended mission durations. This capability represents a unique and valuable benefit the Echoscope brings to the defense underwater vehicles programs.

We also believe that the DAVD system, which is a relatively new technology and presents significant capabilities to the diving market, is poised to radically change the way diving operations are performed globally by providing a fully integrated suite of sensor data shared in real time by the dive supervisor on the surface and the diver. Current diving is done largely by voice command missions from the topside using disparate suite of systems for video data, communications, and positioning.

There are two distinct addressable underwater market applications for the DAVD solution. The tethered diving market and the untethered diving market. The tethered market includes both the commercial diving market and the Defense diving market. The untethered variant serves the Defense market.

The DAVD untethered variant is now a commercial offering and is in the early stages of adoption with the US Navy in over 12 commands. We continue to work to achieve adoption in the global market.

The DAVD untethered solution (DUS) presents the biggest market opportunity for this solution. In the USA alone there are over 14,000 divers that could utilize this solution including US Special Forces, EOD, US Army, Marine Corps, US Coast Guard, first responders and law enforcement. The DAVD untethered solution has been the subject of a funded hardening program under which the technology was adapted for this market (such as Special Forces, Seals, etc.), and in fiscal year 2024 we made significant progress by delivering major project deliverables such as a new generation head up display (DAVD HUD), which is in a much smaller form factor and higher resolution. In our first quarter 2025, we received the first order for sixteen DAVD DUS systems which will be used for field trials across different communities of users such as the EOD (Explosive Ordinance Disposal) community in the U.S. We also are actively working with two foreign navies who are in an advanced stage of readiness to start adopting the technology (in small batches), and which will be used to introduce the technology to their divers.

Factors Affecting our Business in the Current Quarter

The following are some of the most critical factors that affected our business during the Current Quarter. Our annual report on Form 10-K for the fiscal year ended October 31, 2024, contains additional factors that are hereby deemed incorporated by reference.

Inflation

Inflation measured as the Consumer Price Index has affected the global economy since calendar year 2022, and which was caused by supply chain issues resulting from the coronavirus pandemic and which has since been further compounded by the war in Ukraine which has affected the price of commodities such as oil. Inflation has since remained volatile in the countries in which we operate and continues to be a threat to the global economy. For the 12-month period preceding April 2025, this was:

Denmark 1.5% - source: Statistics Denmark,
UK 4.1% - source: Office of National Statistics; and
USA 2.3% - source: U.S. Bureau of Labor Statistics.

Inflation affects our business in a number of areas including increasing our cost of operations and materials and demand for our goods and services in general, and therefore our overall financial results. See “Inflation and Foreign Currency” section of this Form 10-Q.

Change in Global Trade Policy

We sell our goods and services globally and a large percentage of our revenue emanates from international sales. Any change in U.S. policy that restricts the free flow of goods and services is likely to dampen demand for our goods and services globally. The recent change in trade policy by the U.S. vis-à-vis the rest of the world has created significant uncertainties. Our revenue mix is a combination of outright sales and rentals. Rentals are driven by offshore projects. However, since the change in the U.S Administration policy on the funding of offshore renewables programs, we have seen reduced demand for our rental and associated solutions from our European customers who were the front runners for developing many offshore renewables projects in the USA. Furthermore, some of our products sold in the U.S. market are manufactured in the UK. Therefore, we are subject to a 10% tariff on items which are imported into the U.S. from the UK. In the Current Quarter approximately 36.7% of our Marine Technology Business revenue was generated from sales made in the U.S.

Currency Fluctuation/Foreign Exchange Risks

The Company has operations in the UK, USA, Denmark, Australia and India. The results of operations, our intercompany balances associated with our international operations, products and service offerings are exposed to foreign exchange rate fluctuations. Due to these fluctuations, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances (such as assets and liabilities). We also hold cash equivalents in foreign currencies such as British Pounds, Euros and Danish Kroner. When the U.S. Dollar strengthens compared to these currencies, cash equivalents when translated, may be materially less than expected and vice versa. In the Current Quarter the USD weakened against the British Pound and Danish Kroner, which resulted in direct cost of sale and also total operating expenses of our foreign subsidiaries when translated into USD for reporting purposes being higher. The impact of currency fluctuations is discussed more fully below under “Inflation and Foreign Currency”. See also Note 5 (Foreign Currency Translation) to the Unaudited Consolidated Financial Statements and the section of this report which concerns “Inflation and Foreign Currency”.

Concentration of Business Opportunities Where the Sales Cycle is Long and Unpredictable

The Marine Engineering Business revenues are highly concentrated and are mostly generated from sub-contracts with Prime Defense Contractors, although recently we have received direct contracts from the Department of Defense. The sales cycle is generally protracted, and this may affect quarterly revenues. It is also dependent on the federal government appropriating budget for Defense projects and where the federal government is unable to find consensus in the U.S. Congress or there is a change in spending priorities, this may affect the timely award of sub-contracts from Prime Defense Contractors to our Marine Engineering Business, which is reliant on these awards. Furthermore, our Core Business, the Marine Technology Business, key opportunities are in the Defense Market for both its imaging sonars and the DAVD, both of which are key pillars of the Company’s growth strategy. Due to the protracted nature of the government procurement process and cycle for Defense spending under federal and/or state budgets, the sales cycle can be long and unpredictable, thus affecting timing of orders and thus quarterly revenues.

Impact on Revenues and Earnings

We are uncertain as to the extent of the impact the factors disclosed above and in our Form 10-K covering fiscal year ended October 31, 2024, are likely to have on our future financial results.

Impact on Liquidity, Balance Sheet and Assets

These factors may adversely impact on our availability of free cash flow, working capital and business prospects. As of April 30, 2025, we had cash and cash equivalents of $24,462,301, and cash provided by our operations of $2,103,980. Based on our outstanding obligations and our cash and cash equivalents, as well as our revolving line of credit with HSBC NA, we believe we have sufficient working capital to meet our anticipated cash needs for the next twelve months. However, any projections of future cash flows are subject to substantial uncertainty.

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

Our Marine Technology Business revenues are derived from both sales and rental of underwater solutions for imaging, mapping, survey applications and diving. PAL’s revenues are derived from sales of acoustic sensors and materials and for our Marine Engineering Business from engineering services performed for third party customers who are primarily Defense Contractors. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential additional variable consideration. Our product sales do not include a right of return by the customer.

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

Inventory Allowance

We value our inventory based on our cost. We adjust the value of our inventory to the extent our management determines that our cost cannot be recovered due to obsolescence or other factors. In order to make these determinations, our management uses estimates of future demand and sales prices for each product to determine appropriate inventory reserves and to make corresponding reductions in inventory values to reflect the lower of cost or net realizable value. In the event of a higher incidence of inventory obsolescence, we could be required to increase our inventory reserve, which would increase our cost of sales and decrease our gross profit.

Consolidated Results of Operations for the Current Quarter compared to the Previous Quarter

Our consolidated results of operations include the results of the Company’s foreign subsidiaries. Our foreign subsidiaries’ results are translated from their respective functional currencies into United States Dollar (USD) for reporting purposes. Currency fluctuations can therefore impact (positively or negatively) on our consolidated results including revenue, profitability and the value of our assets and liabilities included on the consolidated balance sheet. During the Current Quarter, the USD weakened against the British Pound and the Danish Kroner, resulting in translated foreign revenues being higher by $81,131 than when using the Previous Quarter exchange rate. In addition, the associated costs of our foreign subsidiaries including cost of sales and operating expenses when translated from their respective functional currencies into USD for reporting purposes were higher due to the weakening of the USD (for a discussion of the effect of foreign exchange rates see Item 2 “Inflation and Foreign Currency”). Consolidated net revenue in the Current Quarter increased by 31.8% and was $7,017,459 compared to $5,323,178 in the Previous Quarter. During the Current Quarter total operating expenses increased by 42.8% and income from operations decreased by 19.5%. Commission costs were 195.2% higher in the Current Quarter and were $390,384 compared to $132,222 in the Previous Quarter due to more units of hardware sales emanating from Asia which unusually incurred a higher commission cost due to quantities purchased (see Notes 15 and 16 to the unaudited Consolidated Financial Statements for more information on Segment reporting and Disaggregation of Revenue by segment and geography). Pre-tax income in the Current Quarter was $1,265,610 compared to $1,641,215 in the Previous Quarter, representing a decrease of 22.9%, largely caused by lower gross profit margins and higher total operating expenses which primarily is a result of the weakening of the USD against the British Pound and Danish Kroner. A more detailed analysis of our results of operations is set out below.

PAL was acquired on October 29, 2024 and therefore for the purpose of our MD&A discussion, no prior year comparative financial data is presented.

The main factors affecting Net Income and therefore Earnings Per Share (EPS) in the Current Quarter are increased commission costs ($390,384 compared to $132,222); weakening of the USD against the British Pound and Danish Kroner which resulted in higher costs associated with sales and total operating costs of our foreign subsidiaries when these are translated from their functional currencies into USD for reporting purposes.

As mentioned above, exchange rate fluctuations were a key factor in our results of operation in the Current Quarter.

Revenue Impact – Percentage of Revenue and Costs from our Foreign Subsidiaries:

In the Current Quarter 59.1% of our consolidated net revenue was attributable to our foreign subsidiaries. When translating this amount from the native functional currencies of British Pound and Danish Kroner in the Current Quarter this was $4,150,361 compared to $4,069,230 when using the exchange rate applied in the Previous Quarter. This is an increase to net revenue of $81,131 compared to the same quarter last year.

Cost of Revenue and Operating Costs Impact from our Foreign Subsidiaries

In the Current Quarter 66.8% of our consolidated Operating Expenses and Cost of Revenue was attributable to our foreign subsidiaries and this was $3,961,236 (“Foreign Subsidiary Costs”) of our total costs of $5,929,775. When translating the Foreign Subsidiary Costs from the native functional currencies of British Pound and Danish Kroner to USD in the Current Quarter this was $101,145 higher when using the exchange rate of the Previous Quarter.

Segment Summary

Products Business (Core Business)

We sell our products internationally (63.3% of sales by our Products Business in the Current Quarter are attributed to sales outside of the USA). In the Current Quarter, the Products Business generated $3,878,090 or 55.3% of our consolidated net revenues compared to $3,524,714 or 66.2% in the Previous Quarter, representing an increase of $353,376 or 10.0%. The increase in sales is due to a combination of factors including increase in hardware sales derived from the strategic region of Asia by 105.4% to $2,200,282 in the Current Quarter compared to $1,071,295 in the Previous Quarter, along an increase in sales derived from the U.S. by 122.1% to $1,423,701 compared to $640,093 in the Previous Quarter and which included $1,235,300 of DAVD tethered systems sales. Gross profit margin decreased from 80.2% in the Previous Quarter to 67.7% in the Current Quarter, which reflects several factors. These include a higher percentage of units of hardware sales compared to rentals and associated services revenue; and commission costs increasing by 177.7% to $364,381 in the Current Quarter compared to $131,209 in the Previous Quarter as a result of an increase in sales derived from Asia. The decrease in the gross profit margin on sales to Asia is related to a volume sale which incurred a higher commission cost than is customary. Typically, agents do not purchase at the volume which triggers the higher commission percentage on the sale. We therefore do not expect that margins will be lower in the future unless “volume sales” are involved. Also, sales from Europe (our rental hub) decreased significantly and were $254,107 in the Current Quarter compared to $1,464,322 which we believe is a result of the change in policy by the U.S. Administration on offshore renewables which has resulted in many developers cancelling projects. In the Current Quarter total operating expenses increased by 30.1% in the Products Business and were $1,662,743 compared to $1,277,881 in the Previous Quarter, largely due to exchange rate translation variance as a result of the USD weakening against the British Pound and Danish Kroner, the functional currencies of our foreign subsidiaries, and which resulted in a $221,198 expense relating to foreign currency transactions compared to a gain on these transactions in the Previous Quarter of $84,599. Pre-tax income was $1,055,255 in the Current Quarter compared to $1,736,910 in the Previous Quarter, reflecting a decrease in gross profit and an increase in operating expenses.

Acoustic Sensors and Materials Business (PAL)

In the Current Quarter, PAL generated $1,299,069 or 18.5% of our consolidated net revenue. Gross profit margin was 65.4%; commission costs incurred on sales generated in the Current Quarter were $26,003; total operating expenses were $704,109. PAL’s transactions are in its native currency of British Pound. During the Current Quarter foreign currency transactions resulted in charge of $174,700 when translated into USD and therefore increasing expenses in the Current Quarter. Pre-tax income was $173,871.

Marine Engineering Business

In the Current Quarter, the Marine Engineering Business generated $1,840,300 or 26.2% of our consolidated net revenues compared to $1,798,464 or 33.8% in the Previous Quarter, representing an increase in sales of 2.3%. Gross profit margin increased from 50.7% in the Previous Quarter to 55.5% in the Current Quarter, reflecting the mix of engineering projects. In the Current Quarter total operating expenses decreased by 12.9% in the Marine Engineering Business and were $569,435 compared to $653,871 in the Previous Quarter. Pre-tax income in the Current Quarter was $477,722 compared to $321,360 in the Previous Quarter.

Results of Operations for the Current Quarter compared to the Previous Quarter

Net Revenue: Total consolidated net revenues for the Current Quarter increased by 31.8% when compared to the Previous Quarter and were $7,017,459 and $5,323,178, respectively. Net Revenue increased in all of the operating segments. PAL contributed 18.5% to our consolidated net revenue. Without the inclusion of PAL our consolidated net revenue would have increased by 7.4% when compared to the Previous Quarter ($5,718,390 in the Current Quarter compared to $5,323,178 in the Previous Quarter). In the Current Quarter our Core Business (Marine Technology Business) net revenue increased by 10.0% largely due to an increase in sales derived from the strategic region of Asia and the U. S. for DAVD and related items.

Gross Profit Margins: Margin percentage was weaker in the Current Quarter at 64.1% (gross profit of $4,497,281) compared to 70.2% (gross profit of $3,738,434) in the Previous Quarter. In the Current Quarter, gross profit margins in our Marine Technology Business were weaker due to the geography of a significant percentage of sales derived from Asia and which resulted in commission costs increasing in the Current Quarter by 177.7% to $364,381 compared to $131,209 in the Previous Quarter. This is unusual and is primarily due to the incurring a higher commission rate relating to quantities sold on a single order. Total consolidated commission costs in the Current Quarter were $390,384 compared to $132,222 in the Previous Quarter, representing an increase of 195.2%. Another contributory factor relates to the mix of sales in the Marine Technology Business. We had significant hardware sales in conjunction with lower rental and associated service sales in the Current Quarter.

Gross profit margins reported in our financial results may vary according to several factors. These include:

●	The percentage of consolidated net sales attributed to the Marine Technology Business versus the Marine Engineering Business and PAL. The Marine Technology Business gross profit margin may vary with the mix of products and geography from which those sales are derived from (most sales from Asia incur commission costs which impact margins). The gross profit margin yielded by the Marine Technology Business is generally higher than that of the Marine Engineering Business and PAL.

●	The percentage of consolidated net sales attributed to the Marine Engineering Business. The Marine Engineering Business yields a lower gross profit margin on generated sales which are largely based on time and materials for our Department of Defense contracts (DoD subcontracts).

●	The percentage of consolidated net sales attributed to PAL. PAL supplies acoustic sensors and materials and its gross margin for these are typically between 55 – 62%. This may vary with the mix of products and also the percentage of reported sales that are performed through sales agents during the reporting period.

●	The geography from which the sales are derived and the mix of sales within the Marine Technology Business during the reporting period:

●	Hardware related sales versus Software related sales (Hardware margins are lower and Software margins are higher).
●	Custom engineering around its technology (“services”) versus field services (where our technical support engineers are deployed to the field to provide support to our customers in their use of our technology).

●	Level of commission on products which may vary according to volume. Exceptionally in the Current Quarter we had volume discounts related to quantities purchased (it is unusual that agents purchase multiple units on a single order). All our business units work with sales/distribution agents. Most of the Marine Technology Business and PAL’s sales in Asia are completed via agents or distributors. See Note 3 “Cost of Goods Sold” for more discussion on this.

●	Level of Rental Assets in the Marine Technology Business’ Rental Pool and therefore the depreciation expenses may vary accordingly.

●	The mix of engineering projects performed by our Engineering Business (Prototyping Designs versus manufacturing), may also affect gross profit margins.

In the Current Quarter, gross profit margins for the Marine Technology Business were 67.7% compared to 80.2% in the Previous Quarter and for the Marine Engineering Business these were 55.5% in the Current Quarter compared to 50.7% in the Previous Quarter and for PAL it was 65.4%. Our consolidated commission costs incurred in the Current Quarter increased by 195.2% and were $390,384 compared to $132,222 in the Previous Quarter. This is largely due to a significant percentage of our consolidated net sales in the Current Quarter emanating from the strategic region of Asia with an associated higher commission cost due to quantities purchased, combined with a significantly higher number units of hardware sales compared to rentals and associated services. Since there are more variable factors affecting gross profit margins in the Marine Technology Business, a table showing a summary of break-out of sales generated by this business in the Current Quarter compared to the Previous Quarter is set out below:

	April 30, 2025	April 30, 2024	Percentage
Description	Products	Products	Change
Equipment Sales	$3,319,322	$2,005,128	65.50%
Equipment Rental	168,791	699,664	(75.9)%
Software Sales	228,053	176,742	29.0%
Services	161,924	643,180	(74.8)%

Total Net Sales	$3,878,090	$3,524,714	10.0%

Further information on the performance of each business segment, including revenues by type and geography, can be found in Notes 15 and 16 to the unaudited consolidated financial statements for the Current and Previous Quarters.

Research and Development (R&D): R&D expenditures in the Current Quarter increased by 27.2% and were $689,995 compared to $542,481 in the Previous Quarter. The increase is largely attributed to the inclusion of PAL into the Group combined with the impact of foreign currency translation from British Pound to USD for reporting purpose (and where a significant portion of our R&D expenses are incurred).

●	Products Business

During the Current Quarter our Products Business R&D expenditure increased by 16.6% and was $565,385 as compared to $485,061 in the Previous Quarter. R&D expenditure is incurred by this business in connection with investments it makes in developing its products and solutions and a significant component of these expenditures comprises wages and salaries. This expenditure is an essential part of our business, as we need to continue to innovate our solutions on an ongoing basis. The increase is related to exchange rate variance as all of the costs related to this category have been translated from British Pound to USD and during the Current Quarter the USD weakened against the British Pound, the functional currency in which these costs are incurred.

●	Acoustics and Materials Business (PAL)

This is a newly acquired business unit and therefore there is no financial comparative data for the Previous Quarter. During the Current Quarter, PAL incurred R&D expenditure of $95,266. R&D expenditure is incurred by this business in connection with investments it makes in developing its acoustic sensors, solutions and materials. A significant component of these expenditures comprises wages and salaries and we anticipate that R&D costs associated with this business unit will be approximately $450,000 on an annualized basis.

●	Marine Engineering Business

During the Current Quarter, the Marine Engineering Business R&D expenditure decreased by 48.9% and was $29,344 compared to $57,420 in the Previous Quarter. The Marine Engineering Business incurs research and development expenses mainly on advancing its Thermite® Octal range of mission computer products with the strategic goals of increasing and diversifying its revenues and improving gross profit margins.

			Percentage
Segment	April 30, 2025	April 30, 2024	Change

Marine Technology R&D Expenditure	$565,385	$485,061	16.6%
PAL R&D Expenditure	$95,266	$-	-
Marine Engineering R&D Expenditure	$29,344	$57,420	(48.9)%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter increased by 47.4% to $2,719,602 from $1,845,570 in the Previous Quarter. The inclusion of PAL into the Group has resulted in SG&A in the Current Quarter being 22.4% or $608,923 higher. Another factor in the Current Quarter is that non-cash charges as a component of SG&A increased significantly. A large component of this variation is expenses related to the exchange rate variance charges to our SG&A expenses of $312,285 in the Current Quarter compared to a gain on these transactions of $67,491 in the Previous Quarter. SG&A includes both cash charges and non-cash charges. The non-cash charges comprise Depreciation, Amortization, Stock-based compensation and Exchange Rate Variance charges. In the Current Quarter non-cash items as a component of SG&A expenses were 24.7% or $670,542 compared to (0.3%) or ($6,107) in the Previous Quarter. This is caused by the weakening of the USD against the British Pound and Danish Kroner resulting in an expense to our SG&A costs in the Current Quarter. Due to the acquisition of PAL, Amortization costs increased significantly and were $130,548 compared to $16,623 in the Previous Quarter.

Key Areas of SG&A Expenditure across the Company for the Current Quarter compared to the Previous Quarter are:

			Percentage
Expenditure	April 30, 2025	April 30, 2024	Change
Wages and Salaries	$1,050,618	$932,509	12.7%
Legal and Professional Fees (including accounting, audit, tax and investor relations)	$375,024	$419,409	(10.6)%
Rent and operating lease	$18,058	$6,486	178.4%
Marketing (Excluding associated travel)	$101,644	$101,172	0.5%
Travel associated with marketing activities	$21,295	$8,580	148.2%

Wages and Salaries – this category of expenses increased primarily due to the inclusion of PAL into the Group. Wages and salaries related to PAL in the Current Quarter are $112,987. Without PAL, this category of expenses would have been more in line with our Previous Quarter ($937,631 in the Current Quarter compared to $932,509 in the Previous Quarter). We anticipate that on a full year basis in the fiscal year 2025 this category will increase materially over the fiscal year 2024 as we are currently operating on a reduced headcount and are seeking to recruit for several vacant positions along with expanding our management team, some of which may include additional costs relating to our succession planning strategy.

Legal and Professional fees decreased by 10.6% in the Current Quarter reflecting the timing of the performance of certain services such as tax consultants’ fees. In the Current Quarter this category includes professional fees attributable to PAL of $77,038.

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

Marketing and associated travel costs: We incur marketing expenses in connection with the promotion of our goods and services. These expenses include the wages and salaries of our Digitalization Team, which is responsible for content creation and video production relating to our products and solutions and fees associated with the retention of a U.S. based Focus Group, which we retained to assist with our marketing strategy and efforts. They also include costs associated with participation in industry trade shows, marketing events such as demonstrations of our technology and travel for marketing activities. Marketing costs attributable to PAL in the Current Quarter were negligible.

Overhead related costs as a percentage of net revenue for Current Quarter, compared to the Previous Quarter

General corporate administrative expenses in the Current Quarter were $473,230 or 6.7% of net revenue and $456,299 or 8.6% of net revenue in the Previous Quarter, respectively, representing an increase in our consolidated net revenue by 31.8%. For more information on general corporate administrative expenses, please see Note 15 (Segment Analysis).

Operating Income: In the Current Quarter operating income decreased by 19.5% and was $1,087,684 as compared to $1,350,383 in the Previous Quarter. The reduction in operating income reflects the decrease in gross profit margins by 6.1% resulting from higher commission costs combined with more units of hardware sales and less units of rentals and associated services in our Core Business in conjunction with an increase in total operating expenses by 42.8% (which is largely attributable to a significant increase in non-cash charges as a component of SG&A expenses which increased to 24.7% of total SG&A as a result of exchange rate translation charges and amortization charges associated with the acquisition of PAL). Without the inclusion of PAL, our operating income would have decreased by 30.2% and would have been $942,468 for the reasons discussed.

Other Income: In the Current Quarter, we had “Other Income” of $177,926 compared to $290,832, representing a decrease of 38.8% from the Previous Quarter. A significant component of “Other Income” is interest earned on our certified deposits of $145,594. In February 2023, the Company established certified deposit accounts with its existing bankers. These accounts are for a fixed term of up to 3-month rolling periods and constitute “cash equivalents” in our current unaudited Consolidated Financial Statements for the period ended April 30, 2025 (see Note 7 (Composition of Certain Financial Statement Captions for more detailed analysis of this). We anticipate that the interest earned on these certified deposit accounts will be material in the future if interest rates remain the same or continue to rise.

Income before income taxes: In the Current Quarter, we had pre-tax income of $1,265,610 compared to $1,641,215 in the Previous Quarter, representing a decrease of 22.9%. Pre-tax income decreased, despite the increase in our consolidated net revenue by 31.8%, due to the combination of factors discussed earlier.

Net Income: In the Current Quarter we had Net Income of $908,762 compared to $1,415,238 in the Previous Quarter, representing a decrease of 35.8%. In the Previous Quarter we recorded Current Tax Expense of $191,073 compared to a Current Tax Expense of $374,701 in the Current Quarter reflecting provision for income tax. We also recorded a Deferred Tax Expense of $34,904 in the Previous Quarter compared to a Deferred Tax Benefit of $17,853 in the Current Quarter, which relates to the granting of stock awards. Our effective tax rate is subject to significant variation due to several factors including variability in our pre-tax income and/or loss and the mix of jurisdictions to which such income or losses relate, the applicability of special tax regimes, changes in tax regulations, changes in our stock price, changes in our deferred tax assets and liabilities, their valuation, foreign currency gains (losses). The mix of jurisdictions and related income or losses also affects our tax liability for Global Intangible Low-Taxed Income (GILTI). In the Current Quarter, the U.S. subsidiaries generated 35.1% of our consolidated net revenue and generated taxable income which resulted in a provision for income tax in the Current Quarter. The Company’s UK subsidiaries have carryforward losses and qualify for R&D Tax credits which are applied to defray a percentage of our income tax liability. In Current Quarter we have made provision of $167,083 for tax liability for the UK subsidiaries and $32,658 for our Danish subsidiary, where the corporation tax rate is 22%.

Comprehensive Income. In the Current Quarter comprehensive income was $2,709,201 compared to comprehensive income $977,555 for the Previous Quarter reflecting adjustments resulting from foreign currency translations. This category is affected by fluctuations in foreign currency exchange transactions both relating to our revenue and expenses and the valuation of our assets and liabilities on our balance sheet. In the Current Quarter, the USD weakened against the British Pound, Danish Kroner and Euro and we had a gain of $1,800,439 on foreign currency translation adjustment transactions compared to a loss of ($437,683) in the Previous Quarter. A significant part of the Company’s operations is based in the UK and Denmark, and therefore a major part of our assets and liabilities recorded in our unaudited consolidated balance sheet and financial transactions are translated from the functional currencies of these subsidiaries into USD for reporting purposes (Note 7 “property and equipment (by geographic areas) provide an indication of the split of our property). See the section below which concerns “Inflation & Foreign Currency” which shows the impact of the currency adjustments on our Income Statement and Balance Sheet in the Current Quarter compared to the Previous Quarter.

Results of Operations for the Current Six Month Period compared to the Previous Six Month Period

Net Revenue: Total consolidated net revenues for the Current Six Month Period and the Previous Six Month Period were $12,227,174 and $9,784,369 respectively, representing an increase of 25.0%. In the Current Six Month Period, the Marine Technology Business net revenues were $6,153,899 compared to $7,067,480 representing a reduction of 12.9% when compared to the Previous Six Month Period. PAL net revenue in the Current Six Month Period was $2,611,330. The Marine Engineering Business revenues in the Current Six Month Period and the Previous Six Month Period were $3,461,945 and $2,716,889, representing an increase of 27.4%. The increase in our consolidated net revenue in the Current Six Month Period is attributable to an increase in net revenue of both the Marine Technology Business and the Marine Engineering Business in the Current Quarter along with the inclusion of net revenue from PAL which we recently acquired into the Company. Without PAL our net revenue in the Current Six Month Period would have been lower by 1.7% at $9,615,844 compared to $9,784,369 in the Previous Six Month Period.

Gross Profit Margins: Consolidated Margin percentage was weaker in the Current Six Month Period at 64.8% (gross profit of $7,925,751) compared to 69.8% (gross profit of $6,825,170). The main factors which have resulted in the lower consolidated margins in the Current Six Month Period are attributable to our Core Business, (Marine Technology Business). Sales derived from Asia increased by 32.1% and were $3,792,093 compared to $2,870,835, which resulted in an increase in commission costs incurred on these sales. Moreover, the composition of this business’ sales included in the Current Six Month Period, a higher percentage of hardware sales and a lower percentage of rentals and associated services sales, which impacted margins. Sales made to Europe (our rental hub) by our Marine Technology Business decreased in the Current Six Month Period to $577,650 compared to $2,408,010 in the Previous Six Month Period. We secure most of our rental and associated services revenue from the European market. We believe that the change in the U.S. Administration Policy on offshore renewables development projects has affected our rental revenue as many European developers have cancelled or shelved many U.S offshore renewable programs including Shell, Orsted, BP and Total Energy. Total consolidated commission costs for the Six Month Period were $635,893 compared to $425,406 in the Previous Six Month Period, representing an increase of 49.5%.

Gross profit margins reported in our financial results may vary according to several factors. These include:

●	The percentage of consolidated net sales attributed to the Marine Technology Business versus the Marine Engineering Business and PAL. The Marine Technology Business gross profit margin may vary with the mix of products and geography from which those sales are derived from (most sales from Asia incur commission costs which impact margins). The gross profit margin yielded by the Marine Technology Business is generally higher than that of the Marine Engineering Business and PAL.

●	The percentage of consolidated net sales attributed to the Marine Engineering Business. The Marine Engineering Business yields a lower gross profit margin on generated sales which are largely based on time and materials for our Department of Defense contracts (DoD subcontracts).

●	The percentage of consolidated net sales attributed to PAL. PAL supplies acoustic sensors and materials and its gross margin for these are typically between 55 – 62%. This may vary with the mix of products and also the percentage of reported sales that are performed through sales agents during the reporting period.

●	The geography from which the sales are derived and the mix of sales within the Marine Technology Business during the reporting period:

●	Hardware related sales versus Software related sales (Hardware sales incur lower margins and Software margins are higher).
●	Custom engineering around its technology (“services”) versus field services (where our technical support engineers are deployed to the field to provide support to our customers in their use of our technology).

●	Level of commission on products which may vary according to volume. All our business units work with sales/distribution agents. Most of the Marine Technology Business and PAL’s sales in Asia are completed via agents or distributors. See Note 3 “Cost of Goods Sold” for more discussion on this.

●	Level of Rental Assets in the Marine Technology Business’ Rental Pool and therefore the depreciation expenses may vary accordingly.

●	The mix of engineering projects performed by our Marine Engineering Business (Prototyping Designs versus manufacturing), may also affect gross profit margins.

Marine Engineering Business

Gross Profit Margins for the Marine Engineering Business were higher at 57.1% in the Current Six Month Period compared to 52.6% in the Previous Six Month Period. This is largely due to the types of engineering projects that are ongoing in the reporting period (contract manufacturing versus design and development work scopes), the former yielding a higher margin profile.

Acoustics and Materials Business (PAL)

This is a newly acquired business unit and therefore there is no comparative data for the Previous Six Month Period. For context, Gross Profit Margin for PAL in our first Quarter 2025 was 61.7% and for the Current Quarter 65.4% and for the Current Six Month Period 63.6%. In the Current Six Month Period PAL incurred commission costs of $49,052. PAL sells its acoustics sensors and materials globally and has several agents in Asia and therefore it incurs commission costs to these agents.

Marine Technology Business

In the Current Six Month Period gross profit margins for the Marine Technology Business were 69.7% compared to 76.4% in the Previous Six Month Period. The weakening of gross profit margins reflects higher commission costs incurred due to a volume commission obligation being triggered in the Current Six Month Period. This is considered to be an exceptional event as typically volume commission obligation is not triggered. Gross profit margins were also impacted by the composition of our sales which included more units of hardware sensor sales and lower percentage of units of rentals and associated engineering support services (field engineers supporting ongoing customer projects). Commission costs incurred in the Current Six Month Period were $574,076 compared to $424,393, representing a 35.3% increase. This affected Gross Profit Margins for the Marine Technology Business. A significant percentage of our sales in foreign territories such as South Korea, Japan, China and South Africa are conducted through our sales agents and distributors. Typically, volume discounts are not triggered due to not meeting quantities required for a higher commission. However, in the Current Six Month Period, volume commission obligation was triggered.

Since there are more variable factors affecting gross profit margins in the Marine Technology Business, a breakdown of sales for this business in the Current Six Month Period is set out below:

	April 30, 2025	April 30, 2024	Percentage
Description	Products	Products	Change
Equipment Sales	$5,054,063	$4,381,400	15.4%
Equipment Rental	393,234	$1,080,473	(63.6)%
Software Sales	348,848	$402,271	(13.3)%
Services	357,754	$1,203,336	(70.3)%

Total Net Sales	$6,153,899	$7,067,480	(12.9)%

The increase in Equipment sales in the Current Six Month Period is a result of an increase in sales derived from the strategic region of Asia where sales increased from $2,870,835 to $3,792,093 and sales derived from the U.S for DAVD of $1,235,300.

Rental assets were significantly underutilized in the Current Six Month Period resulting in a reduction of rental and associated services revenue due to weak demand caused by reduced offshore project activities conducted by Shell, Orsted, BP and Total Energy. This is reflected in the reduction of sales from Europe, which is the region where we generate most of our rental and services revenue from. See Note 16 for more information on the composition and disaggregation of our revenue.

Research and Development (R&D): R&D expenditures in the Current Six Month Period were $1,233,121 compared to the $1,028,458 in the Previous Six Month Period, representing an increase of 19.9%.

●	Marine Engineering Business

During the Current Six Month Period, the Marine Engineering Business R&D expenditure decreased by 7.7% and was $75,694 compared to $82,022 in the Previous Six Month Period. R&D expenditure is primarily incurred by the Marine Engineering Business on its Thermite® range of mission computers and other developments which the business deem will advance its business strategy. The Thermite® product line remains important to the Marine Engineering Business for growth and diversification of revenue. As we understand our customer base requirements for the Thermite® mission computers, we may incur more R&D expenditure on developing this range of products.

●	Acoustics and Materials Business (PAL)

This is a newly acquired business unit and therefore there is no comparative data for the Previous Six Month Period. During the Current Six Month Period, PAL incurred R&D expenditure of $186,230. R&D expenditure is incurred by this business in connection with investments it makes in developing its acoustic sensors, solutions and materials. A significant component of these expenditures comprises wages and salaries and we anticipate that R&D costs associated with this business unit will be approximately $450,000 on an annualized basis.

●	Marine Technology Business

During the Current Six Month Period R&D expenditure in the Marine Technology Business increased by 2.6% from $946,436 in the Previous Six Month Period to $971,197. R&D expenditure is incurred by this business in connection with investments in developing its products and solutions. This expenditure is an essential part of our business, as our market competitiveness is predicated on continued innovation.

			Percentage
Segment	April 30, 2025	April 30, 2024	Change

Marine Technology R&D Expenditure	$971,197	$946,436	2.6%
PAL R&D Expenditure	$186,230	$-	-
Marine Engineering R&D Expenditure	$75,694	$82,022	(7.7)%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Six Month Period increased by 27.0% and were $4,942,924 compared to $3,890,945 in the Previous Six Month Period. Significant factors which have caused the increase include the addition of PAL into the Group which has resulted in a 17.7% or $847,177 increase in this category of expenditure in the Current Six Month Period, in combination with a significant increase in non-cash charges as a component of total SG&A costs which was $14.7% or $728,029 in the Current Six Month Period as compared to 8.0% or $311,537 in the Previous Six Month Period. Non-cash charges comprise Depreciation, Amortization, Stock-based compensation and Exchange Rate Variance charge. Without the addition of PAL, SG&A costs would have increased by 5.3% ($4,095,747 in the Current Six Month Period compared to $3,890,945 in the Previous Six Month Period). Amortization costs increased and were $258,307 compared to $33,868 in the Previous Six Month Period, representing a 662.7% increase, related to the purchase of PAL As a component of SG&A stock based compensation charges were $166,383 compared to $16,214 in the Previous Six Month Period, reflecting an increase in the awards of restricted stock units under the Company’s Stock Incentive Plan during the Current Six Month Period.

Key Areas of SG&A Expenditure across the Group for the Current Six Month Period compared to the Previous Six Month Period are:

			Percentage
Expenditure	April 30, 2025	April 30, 2024	Change
Wages and Salaries	$2,062,569	$1,839,308	12.1%
Legal and Professional Fees (including accounting, audit, tax and investor relations)	$932,078	$837,513	11.3%
Rent and operating lease	$51,930	$15,550	234.0%
Marketing (Excluding associated travel)	$228,379	$163,066	40.1%
Travel associated with marketing activities	$52,496	$23,022	128.0%

Wages and salaries in the Current Six Month Period increased by 12.1% over the Previous Six Month Period. This category has increased primarily due to the addition of PAL to the Group. In the Current Six Month Period, $225,891, representing 11.0% of the total Wages and Salaries costs for the Current Six Month Period is attributable to PAL. Without the inclusion of PAL this category would have remained broadly in line with the Previous Six Month Period and would have been $1,836,678 in the Current Six Month Period compared to $1,839,308 in the Previous Six Month Period. Notwithstanding, we anticipate that on a full year basis in the fiscal year 2025 this category will increase materially over the fiscal year 2024 as we are currently operating on a reduced headcount and are seeking to recruit for several vacant positions along with expanding our management team, some of which may include additional costs relating to our succession planning strategy.

The increase in the “Legal and Professional” category of expenditures in the Current Six Month Period reflects the addition of PAL into the Group and in the Current Six Month Period 8.3% or $77,038 of this category of expenses is attributable to PAL. Without the addition of PAL, this category would have increased by 2.1% to $855,040 in the Current Six Month Period compared to $837,513 in the Previous Six Month Period.

Rent and operating lease expenses – We own most of our business premises. This category of expenditure is not material for our business and relates to our Copenhagen office space and the new lease which we assumed as part of the acquisition of PAL. The increase in lease costs in the Current Six Month Period is attributable to PAL. We anticipate that lease costs will remain at approximately this level in fiscal year 2025.

Marketing and associated travel costs: We incur marketing expenses in connection with the promotion of our goods and services. These expenses include wages and salaries of our Digitalization Team which is responsible for content creation and video production relating to our products and solutions and fees associated with the retention of a U.S. based Focus Group, which has been retained to assist with our marketing strategy and efforts. They also include costs associated with participation in industry trade shows, marketing events such as demonstrations of our technology and travel for marketing activities.

Overhead related costs as a percentage of net revenue for Current Six Month Period, compared to the Previous Six Month Period

General corporate administrative expenses in the Current Six Month Period were $1,254,538 or 10.3% of net revenue and $1,065,799 or 10.9% of net revenue in the Previous Six Month Period, respectively. For more information on general corporate administrative expenses, please see Note 15 (Segment Analysis).

Operating Income: Our income from our operating activities in the Current Six Month Period was $1,749,706 as compared to $1,905,767 in the Previous Six Month Period which represents a decrease of 8.2%. This is due to a decrease in our consolidated gross profit margins in our Current Six Month Period resulting from an increase in commission costs due to a concentration of hardware units of sales derived from the geography of Asia and on which we incurred a higher than usual volume commission cost based on quantities, in conjunction with an increase in total operating expenses by 25.5%. Without the inclusion of PAL, our operating income in the Current Six Month Period would have been $1,123,564 compared to $1,905,767 in the Previous Six Month Period.

Other Income: In the Current Six Month Period, this decreased by 13.0% and was $450,764 as compared to $518,392 in the Previous Six Month Period. In the Current Six Month Period $339,765 of our “Other Income” is attributable to interest earned on our rolling certified deposit accounts which are restricted for up to 3 months. See Note 6 (Composition of Certain Financial Statement Captions) for more detailed analysis of this. We anticipate that the interest earned on these certified deposit accounts will be material in the future if interest rates remain the same or continue to rise.

Income before income taxes: In the Current Six Month Period, we had pre-tax income of $2,200,470 as compared to $2,424,159 in the Previous Six Month Period, representing a decrease of 9.2%. The decrease in pre-tax income is due to the realization of lower gross profit margins in the Current Six Month Period and higher operating costs for the reason discussed above.

Net Income: In the Current Six Month Period we had Net Income of $1,821,737 as compared to $2,045,126 in the Previous Six Month Period, representing a decrease of 10.9%. In the Previous and Current Six Month Periods we recorded Current Tax Expense of $157,058 and $423,575, respectively, reflecting provision for income tax in the respective periods. We also recorded a Deferred Tax Expense of $221,975 in the Previous Six Month Period compared to a Deferred Tax Benefit of $44,842 in the Current Six Month Period, which relates to the granting of stock awards. Our effective tax rate is subject to significant variation due to several factors including variability in our pre-tax income and/or loss and the mix of jurisdictions to which such income or losses relate, the applicability of special tax regimes, changes in tax regulations, changes in our stock price, changes in our deferred tax assets and liabilities, their valuation and foreign currency gains (losses). The mix of jurisdictions and related income or losses also affects our tax liability for Global Intangible Low-Taxed Income (GILTI). In the Current Six Month Period, the U.S. subsidiaries generated 40.9% of our consolidated net revenue and did not generate any taxable income. The Company’s UK subsidiaries have carryforward losses and R&D Tax credits which are applied to defray a percentage of our income tax liability. We have made provision of $167,083 for tax liability for the UK subsidiaries in our consolidated results for the Current Six Month and $81,532 for our Danish subsidiary where the corporation tax rate is 22% along with a provision of $224,960 for GILTI.

Comprehensive Income (loss). In the Current Six Month Period Comprehensive Income was $2,593,590 compared to $2,637,023 for the Previous Six Month Period. This category is affected by fluctuations in foreign currency exchange transactions both relating to our net revenue and related expenses and our assets and liabilities on our balance sheet and are largely paper losses or gains, as may be applicable in the reporting period. A significant part of the Company’s operations is based in the UK and Denmark, and therefore a significant part of our financial transactions is performed in British Pounds and Danish Kroner which are translated into USD for reporting purposes (Note 7 “property and equipment (by geographic areas) provide an indication of the split of our property). In the Previous Six Month Period we had a gain of $591,897 on foreign currency translation adjustment transactions compared to gain of $771,853 in the Current Six Month Period. In the Current Six Month Period, the USD has weakened against the British Pound and Danish Kroner (the functional currencies of our two operating foreign subsidiaries). See Table 2 under the MD&A section which concerns “Inflation & Foreign Currency”, and which shows the impact of the currency adjustments on our Income Statement and Balance Sheet in the Current Six Month Period compared to the Previous Six Month Period.

Liquidity and Capital Resources

As of April 30, 2025, the Company had an accumulated deficit of $5,584,754, working capital of $42,069,443, cash of $24,462,301 and stockholders’ equity of $55,888,497. For the six months ended April 30, 2025, the Company’s operating activities provided $2,103,980 cash.

The Company entered into a $4,000,000 revolving line of credit with HSBC NA on November 27, 2019, at prime. The outstanding balance on the line of credit was $0 as of April 30, 2025. This revolving credit line will expire on November 26, 2025, unless renewed.

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

The Company’s consolidated results are a combination of its U.S. and foreign operations and these companies maintain their accounts in the functional currencies of their jurisdictions which are noted above. Fluctuations in currency exchange rates can directly impact on the Company’s sales, profitability and financial position when the transactions of the foreign subsidiaries are translated from their functional currencies into USD for financial reporting. In addition, the Company is also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables incurred in the ordinary course of its business operations (cross-border transactions such as inventory purchasing). In general, the Company’s subsidiaries perform financial transactions in their native currencies. Occasionally, a subsidiary may perform financial transactions in currencies other than its native or functional currency (purchasing inventory from a foreign supplier, for example, in foreign currency). Furthermore, the Company holds significant cash balances in foreign currencies, such as British Pound, Euro and Danish Kroner. The Company cannot predict the extent to which currency fluctuations may affect its business and financial position, and there is a risk that such fluctuations may have an adverse impact on the Company’s sales, profits, cash and cash equivalent balances and its overall financial position.

Information regarding the effect of foreign exchange rates versus the U.S. Dollar on our net sales, operating expenses, and operating income and balance sheet items is provided to show the periods ended the three months and six months operating results had the foreign exchange rates remained the same as those in effect in the correlated previous periods. The effect on our net sales, operating expenses and operating income along with our balance sheet items from changes in our foreign exchange rates versus the U.S. Dollar is as follows:

Information is not specified for INR as there is a limited scope of operations in this jurisdiction and therefore contributions are immaterial. However, the information for INR is included in the totals.

Table 1: Three Months ended April 30, 2025

	Based British Pounds		Based Australian Dollar		Based Danish Kroner		TOTAL USD
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	*Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
	($)	($)	($)	($)	($)	($)	($)	($)	($)
Net Revenues	2,550,668	2,481,417	-	-	1,599,693	1,587,813	4,150,361	4,069,230	81,131
Net Costs	3,656,110	3,556,846	1,789	1,852	295,286	293,093	3,961,236	3,860,091	101,145
Net profit (losses) from operation	(1,105,442)	(1,075,429)	(1,789)	(1,852)	1,304,407	1,294,720	189,125	209,139	(20,014)
Assets	29,421,661	28,356,296	19,068	19,520	3,241,597	3,104,010	32,694,218	31,491,791	1,202,427
Liabilities	(2,734,385)	(2,635,372)	(1,823)	(1,866)	(473,571)	(453,471)	(3,228,948)	(3,109,995)	(118,953)
Net assets	26,687,276	25,720,924	17,245	17,654	2,768,026	2,650,539	29,465,270	28,381,796	1,083,474

This table shows that the effect of exchange rates changes (the Current Quarter’s exchange rate compared to the Previous Quarter’s exchange rate) decreased our net income from operations by $20,014 and increased net assets by $1,083,474, in the Six Month period, as assets are compared to October 31, 2024.

Table 2: Six Months ended April 30, 2025

	Based British Pounds		Based Australian Dollar		Based Danish Kroner		TOTAL USD
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	*Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
	($)	($)	($)	($)	($)	($)	($)	($)	($)
Net Revenues	5,353,467	5,307,645	-	-	2,582,085	2,632,775	7,935,552	7,940,420	(4,868)
Net Costs	6,176,508	6,123,642	3,449	3,609	418,286	426,497	6,612,997	6,568,939	44,058
Net profit (losses) from operation	(823,041)	(815,997)	(3,449)	(3,609)	2,163,799	2,206,278	1,322,555	1,371,481	(48,926)
Assets	29,421,661	28,356,296	19,068	19,520	3,241,597	3,104,010	32,694,218	31,491,791	1,202,427
Liabilities	(2,734,385)	(2,635,372)	(1,823)	(1,866)	(473,571)	(453,471)	(3,228,948)	(3,109,995)	(118,953)
Net assets	26,687,276	25,720,924	17,245	17,654	2,768,026	2,650,539	29,465,270	28,381,796	1,083,474

This table shows that the effect of exchange rates changes (the Current Six Month period exchange rate compared to the Previous Six Month period exchange rate) decreased our net income from operations by $48,926 and increased net assets by $1,083,474, in the Six Month Period.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of April 30, 2025. Based upon that evaluation the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Coda Octopus Group, Inc. (Registrant)

Date: June 16, 2025	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: June 16, 2025	/s/ Gayle Jardine
Gayle Jardine
Interim Chief Financial Officer

