Form 10-Q
period 2025-07-31
Coda Octopus Group, Inc.
filed 2025-09-15
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of September 15, 2025 is 11,248,867.

PART I. FINANCIAL INFORMATION

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

July 31, 2025 and October 31, 2024

	2025	2024
	Unaudited
ASSETS
CURRENT ASSETS

Cash and Cash Equivalents	$26,196,439	$22,479,072
Accounts Receivable, net	3,871,769	3,493,463
Inventory	13,712,377	13,975,529
Unbilled Receivables	2,723,141	1,657,827
Prepaid Expenses	481,463	537,289
Other Current Assets	422,966	838,835

Total Current Assets	47,408,155	42,982,015

FIXED ASSETS
Property and Equipment, net	7,175,397	6,822,990
Right of Use Assets	388,085	413,171

	7,563,482	7,236,161

OTHER ASSETS
Goodwill	3,639,334	3,639,334
Intangible Assets, net	3,302,087	3,687,034

Total Other Assets	6,941,421	7,326,368

Total Assets	$61,913,058	$57,544,544

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

July 31, 2025 and October 31, 2024

	2025	2024
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable	$1,233,224	$1,034,488
Current portion of operating lease liabilities	36,706	32,298
Accrued Expenses and Other Current Liabilities	1,683,758	1,604,596
Deferred Revenue	1,215,065	1,225,634

Total Current Liabilities	4,168,753	3,897,016

LONG TERM LIABILITIES
Deferred Tax Liability, net	33,052	82,011
Non-current operating lease liabilities	364,443	380,873
Deferred Revenue, less current portion	75,064	56,121

Total Long Term Liabilities	472,559	519,005

Total Liabilities	4,641,312	4,416,021

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 11,248,867 issued and outstanding as of July 31, 2025 and 11,195,487 shares issued and outstanding as of October 31, 2024	11,249	11,195
Preferred Stock $.001 par value; 5,000,000 shares authorized, zero issued and outstanding as of July 31, 2025 and October 31, 2024	-	-
Treasury Stock	(61,933)	(61,933)
Additional Paid-in Capital	63,292,685	63,096,583
Accumulated Other Comprehensive Loss	(1,668,486)	(2,510,831)
Accumulated Deficit	(4,301,769)	(7,406,491)

Total Stockholders’ Equity	57,271,746	53,128,523

Total Liabilities and Stockholders’ Equity	$61,913,058	$57,544,544

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024

Net Revenues	$7,064,795	$5,476,544	$19,291,969	$15,260,913
Cost of Revenues	2,241,039	1,428,006	6,542,462	4,387,205

Gross Profit	4,823,756	4,048,538	12,749,507	10,873,708

OPERATING EXPENSES
Research & Development	572,468	496,359	1,805,589	1,524,817
Selling, General & Administrative	2,871,309	2,161,405	7,814,233	6,052,350

Total Operating Expenses	3,443,777	2,657,764	9,619,822	7,577,167

INCOME FROM OPERATIONS	1,379,979	1,390,774	3,129,685	3,296,541

OTHER INCOME
Other Income	8,922	10,463	119,921	42,847
Interest Income	154,848	230,009	494,613	716,017

Total Other Income	163,770	240,472	614,534	758,864

INCOME BEFORE INCOME TAX EXPENSE	1,543,749	1,631,246	3,744,219	4,055,405

INCOME TAX (EXPENSE) BENEFIT
Current Tax (Expense)	(268,786)	(325,625)	(692,361)	(482,683)
Deferred Tax Benefit (Expense)	8,022	(30,963)	52,864	(252,938)

Total Income Tax (Expense)	(260,764)	(356,588)	(639,497)	(735,621)

NET INCOME	$1,282,985	$1,274,658	$3,104,722	$3,319,784

NET INCOME PER SHARE:
Basic	$0.11	$0.11	$0.28	$0.30
Diluted	$0.11	$0.11	$0.27	$0.29

WEIGHTED AVERAGE COMMON SHARES:
Basic	11,237,654	11,173,819	11,226,665	11,157,799
Diluted	11,304,549	11,311,236	11,293,560	11,295,216

COMPREHENSIVE INCOME, net of tax	$1,282,985	$1,274,658	$3,104,722	$3,319,784

Foreign Currency Translation Adjustment	70,492	393,380	842,345	985,277

Total Other Comprehensive Income (Loss)	$70,492	$393,380	$842,345	$985,277

COMPREHENSIVE INCOME	$1,353,477	$1,668,038	$3,947,067	$4,305,061

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months and Nine Months Ended July 31, 2025 and 2024

(Unaudited)

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total

Balance, October 31, 2023	11,117,695	$11,118	$62,958,984	$(3,442,549)	$(11,052,487)	$(46,300)	$48,428,766

Employee stock-based compensation	-	-	77,076	-	-	-	77,076
Stock issued for options exercised and stock grants	46,788	47	(47)	-	-	-	-
Foreign currency translation adjustment	-	-	-	1,029,580	-	-	1,029,580
Treasury Stock	-	-	-	-	-	(15,633)	(15,633)
Net Income	-	-	-	-	629,888	-	629,888
Balance, January 31, 2024	11,164,483	$11,165	$63,036,013	$(2,412,969)	$(10,422,599)	$(61,933)	$50,149,677

Employee stock-based compensation	-	-	(60,862)	-	-	-	(60,862)
Stock issued for options exercised and stock grants	8,200	8	(8)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(437,683)	-	-	(437,683)
Treasury Stock	-	-	-	-	-	-	-
Net Income	-	-	-	-	1,415,238	-	1,415,238
Balance, April 30, 2024	11,172,683	$11,173	$62,975,143	$(2,850,652)	$(9,007,361)	$(61,933)	$51,066,370

Employee stock-based compensation	-	-	70,629	-	-	-	70,629
Stock issued for options exercised and stock grants	6,250	6	(6)	-	-	-	-
Foreign currency translation adjustment	-	-	-	393,380	-	-	393,380
Treasury Stock	-	-	-	-	-	-	-
Net Income	-	-	-	-	1,274,658	-	1,274,658
Balance, July 31, 2024	11,178,933	$11,179	$63,045,766	$(2,457,272)	$(7,732,703)	$(61,933)	$52,805,037

Balance, October 31, 2024	11,195,487	$11,195	$63,096,583	$(2,510,831)	$(7,406,491)	$(61,933)	$53,128,523

Employee stock-based compensation	-	-	100,145	-	-	-	100,145
Stock issued for options exercised and stock grants	23,317	24	(24)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(1,028,586)	-	-	(1,028,586)
Net Income	-	-	-	-	912,975	-	912,975
Balance, January 31, 2025	11,218,804	$11,219	$63,196,704	$(3,539,417)	$(6,493,516)	$(61,933)	$53,113,057

Employee stock-based compensation	-	-	66,239	-	-	-	66,239
Stock issued for options exercised and stock grants	13,710	14	(14)	-	-	-	-
Foreign currency translation adjustment	-	-	-	1,800,439	-	-	1,800,439
Net Income	-	-	-	-	908,762	-	908,762
Balance, April 30, 2025	11,232,514	$11,233	$63,262,928	$(1,738,978)	$(5,584,754)	$(61,933)	$55,888,496

Employee stock-based compensation	-	-	29,773	-	-	-	29,773
Stock issued for options exercised and stock grants	16,353	16	(16)	-	-	-	-
Foreign currency translation adjustment	-	-	-	70,492	-	-	70,492
Net Income	-	-	-	-	1,282,985	-	1,282,985
Balance, July 31, 2025	11,248,867	$11,249	$63,292,685	$(1,668,486)	$(4,301,769)	$(61,933)	$57,271,746

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,104,722	$3,319,784
Adjustments to reconcile net income to net cash provided by (used in) operating activities:		.
Depreciation of property and equipment	642,801	533,968
Amortization of intangible assets	394,566	46,887
Stock-based compensation	196,156	86,843
Deferred income taxes	(52,863)	252,938
Gain on sale of asset	-	(33,907)
Commitment and Contingent Liability	158,872	-
Recovery of credit loss	(41,277)	-
Operating Lease expense	16,396	-
(Increase) decrease in operating assets:
Accounts receivable	(224,619)	(696,645)
Inventory	640,394	(745,470)
Unbilled receivables	(1,048,277)	(1,711,209)
Prepaid expenses	66,496	(628,347)
Other current assets	420,946	142,013
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	62,264	189,845
Deferred revenue	(28,712)	(298,687)
Net Cash provided by (used in) Operating Activities	4,307,865	458,013
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(805,380)	(455,115)
Purchases of other intangible assets	(16,811)	(84,725)
Proceeds from the sale of property and equipment	-	775,821
Net Cash (used in) provided by Investing Activities	(822,191)	235,981
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	-	(15,633)
Net Cash Used in Financing Activities	-	(15,633)

EFFECT OF CURRENCY TRANSLATION ON CHANGES IN CASH AND CASH EQUIVALENTS	231,693	90,763

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,717,367	769,124

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	22,479,072	24,448,841

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$26,196,439	$25,217,965
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$415,221	$215,251

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2025 and October 31, 2024

NOTE 1 – ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all material adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2025 due to seasonal, world events and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the U.S. Securities Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended October 31, 2024 as filed with the Securities and Exchange Commission on January 29, 2025.

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

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2025 and October 31, 2024

NOTE 2 – REVENUE RECOGNITION (Continued)

We have three business segments:

●	Marine Technology Business
●	Acoustics Sensors and Materials Business; and
●	Marine Engineering Business

Marine Technology Business (“Products Business”)

The Products Business revenues are earned under written contracts with its customers. Its Business Model includes:

➢	Outright sale of underwater solutions (including hardware and software)
➢	Rental of underwater equipment (including hardware and software)
➢	Support services (including field installation and training)
➢	Technical Support Services
➢	Warranty Coverage and Through Life Support (TLS) sales
➢	Customization of technology services

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

Acoustic Sensors and Materials Business (“PAL”)

PAL revenues are earned under written contracts with its customers. Its Business Model includes:

➢	Outright sale of sensors (including hardware and software) and materials
➢	Warranty Coverage
➢	Post Sale Calibration Services
➢	Customization of technology services

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

Marine Engineering Business (“Engineering Business”)

The Engineering Business revenues are earned under written contracts with its customers. Its Business Model includes:

➢	Provision of engineering services
➢	Supply of various types of proprietary products (such as Thermite® and FireSafe®)
➢	Warranty Coverage
➢	Post-Sale Service and Repair

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2025 and October 31, 2024

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

NOTE 3 – COST OF GOODS SOLD

Our cost of goods sold includes the cost of materials and related direct costs. With respect to sales made through the Company’s sales agents distribution network, we include in our costs of goods sold commission paid to agents for the specific sales they make. Without using agents, we would not be eligible to participate in the Request for Proposals (“RFP”) for these sales on which we incur commission costs. All other sales-related expenses, including those related to unsuccessful bids, are included in our selling, general and administrative (“SG&A”) costs. As a component of the cost of goods sold, commission costs incurred in the three month period ended July 31, 2025 and 2024 were $146,921 and $100,290, respectively. Commission costs in the nine month period ended July 31, 2025 and 2024 were $782,814 and $525,696, respectively.

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

July 31, 2025 and October 31, 2024

NOTE 6 – OPERATING LEASES

We are contractually bound by a non-cancellable operating lease relating to PAL which we acquired on October 29, 2024. Lease costs recognized in our consolidated statements of operations are summarized as follows:

	July 31,	October 31,
	2025	2024

Lease Liability	$401,149	$413,171
Future minimum lease payments	$538,404	$568,076
Remaining life of the lease in years (Expires 31 March 2033)	7.67	8.42
Discount Rate	6.75%	6.75%

Maturities of lease liabilities as of July 31, 2025 were as follows:

Future Minimum Operating Lease Maturity Analysis

Years	Total

2025 (remaining 3 months)	$15,575
2026	63,233
2027	65,130
2028	67,084
2029	69,096
Thereafter	258,286
Imputed Interest	(137,255)
Total	$401,149

NOTE 7 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Certified Deposit Interest Bearing Accounts for the nine months ended July 31, 2025 and 2024.

The Company has certified deposit interest-bearing accounts with its current bankers HSBC NA. These interest-bearing accounts are for rolling fixed short-term periods not exceeding 3 months and are classified in our financial statements as “cash equivalent”. In addition, we have an interest-bearing deposit account with HSBC UK which has no access restrictions and tracks at 0.25% discount to the Bank of England base rate, which at July 31,2025 had a rate of 4.00%. The table below indicates the interest income received and amounts which are held in certified deposit and unrestricted interest-bearing accounts as of July 31, 2025 and 2024, and interest earned in the respective periods :

	2025		2024
		Interest		Interest
	Deposit	Income	Deposit	Income
	July 31, 2025	July 31, 2025	July 31, 2024	July 31, 2024

USA	$17,570,384	$423,828	$17,768,418	$623,861
UK	3,680,192	61,407	2,461,786	80,391
Denmark	-	9,378	-	11,765

	$21,250,576	$494,613	$20,230,204	$716,017

Inventory consisted of the following as of:

	July 31,	October 31,
	2025	2024

Raw materials and other sub-components	$10,560,839	$10,368,350
Work in progress	435,059	193,062
Finished goods	2,716,479	3,340,464
Stock in transit	-	73,653
Total Inventory	$13,712,377	$13,975,529

Other current assets consisted of the following as of:

	July 31,	October 31,
	2025	2024

Deposits	$12,874	$63,630
Other Tax Receivables	18,272	240,909
Employee Retention Credit Receivables	212,300	212,300
Other Receivables	179,520	321,996
Total Other Current Assets	$422,966	$838,835

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2025 and October 31, 2024

NOTE 7 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS (Continued)

Fixed Assets consisted of the following as of:

	July 31,	October 31,
	2025	2024

Buildings	$6,011,760	$5,881,237
Land	200,000	200,000
Office machinery and equipment	2,573,399	1,872,693
Rental assets	2,983,030	2,784,921
Furniture, fixtures and improvements	1,595,443	1,549,965
Totals	13,363,632	12,288,816
Less: accumulated depreciation	(6,188,235)	(5,465,826)

Total Property and Equipment, net	7,175,397	6,822,990

Right of use assets, net	388,085	413,171

Total Fixed Assets, net	$7,563,482	$7,236,161

Depreciation expense for the three months ended July 31, 2025, and 2024 was $232,036 and $187,982, respectively, and for the nine months ended July 31, 2025, and 2024 was $642,801 and $533,968, respectively.

Property and equipment, net, by geographic areas were as follows:

	July 31,	October 31,
	2025	2024

USA	$1,964,741	$1,743,840
Europe	5,210,656	5,079,150

Total Property and Equipment, net	$7,175,397	$6,822,990

Accrued Expenses and Other Current Liabilities consisted of the following as of:

	July 31,	October 31,
	2025	2024

Accruals	$368,892	$560,986
Other Tax Payables	1,058,762	924,735
Commitment and Contingent Liability – PAL Earn Out	158,872	-
Employee Related	97,232	118,875
Total Accrued Expenses and Other Current Liabilities	$1,683,758	$1,604,596

Total Other Income, consisted of the following:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
	2025	2024	2025	2024

Grant Income	$-	$-	$100,186	$26,761
Other	8,922	10,463	19,735	16,086
	$8,922	$10,463	$119,921	$42,847

Interest Received	154,848	230,009	494,613	716,017

Total Other Income, net	163,770	240,472	614,534	758,864

NOTE 8 – CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the balance sheet date. These amounts are stated on the consolidated balance sheets as Unbilled Receivables and as of July 31, 2025 and October 31, 2024, these were $2,723,141 and $1,657,827, respectively.

Deferred Revenue as of July 31, 2025 and October 31, 2024, was $1,215,065 and $1,225,634, respectively, and consist of billings in excess of costs and payments received for future obligations such as supply of products or services or our warranty or Through Life Support (“TLS”) obligations undertaken as part of our contracts.

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

Deferred Revenue (“Current”) includes invoices paid by our customers in advance of delivery of products or services contracted, including technical support services to be delivered within twelve months, provision for warranty obligations which may arise in the twelve month period or the current portion of TLS obligations. Deferred Revenue was $1,215,065 and $1,225,634 as of July 31, 2025 and October 31, 2024, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2025 and October 31, 2024

NOTE 8 – CONTRACTS IN PROGRESS (Continued)

Deferred Revenue (“Current”) consisted of the following as of July 31, 2025 and October 31, 2024:

	July 31,	October 31,
	2025	2024

Deferred Revenues	$399,954	$670,339
Customer Technical Support Obligations (including TLS)	494,496	275,347
Product Warranty	320,615	279,948
Total Deferred Revenues (“Current”)	$1,215,065	$1,225,634

Deferred Revenue (“Non-Current”) includes customer prepaid TLS services for future performance. Deferred Revenue (“Non-Current”) was $75,064 and $56,121 as of July 31, 2025 and October 31, 2024 respectively.

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

In the Current Quarter, PAL contributed revenues of $1,458,536 and net income of $248,948 to our consolidated results. In the nine month period ended July 31, 2025, it contributed revenues of $4,069,866 and net income of $811,785 to our consolidated results. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred at the beginning of the Company’s comparable quarterly reporting period. The unaudited supplemental pro-forma information concerning revenue and expenses for PAL (which have been translated from British Pound to USD using the exchange rate used by the Company for those reporting periods) is shown below:

	Pro forma	Pro forma	Pro forma	Pro forma
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
	2025	2024	2025	2024
Net Revenue
Coda Octopus Group	$5,606,259	$5,476,544	$15,222,103	$15,260,913
Precision Acoustics	1,458,536	1,123,979	4,069,866	3,701,901
Combined Net Revenue	$7,064,795	$6,600,523	$19,291,969	$18,962,814

Net Income
Amortization of acquired intangible assets, pro forma	$(123,656)	$(116,890)	$(357,688)	$(348,917)
Coda Octopus Group	1,034,037	1,274,658	2,292,937	3,319,784
Precision Acoustics	372,604	290,460	1,169,473	299,540
Combined Net Income	$1,282,985	$1,448,228	$3,104,722	$3,270,407

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported proforma information.

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the Company’s results to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from the beginning of the Company’s fiscal year 2025 (November 1, 2024) up to the period ended July 31, 2025.

In fiscal year 2024, the Company incurred $41,531 of acquisition related costs. These expenses are included in our general and administrative expense on the Consolidated Statements of Income and Comprehensive Income for the year ended October 31, 2024.

The acquisition of PAL includes contingent consideration arrangements (“Earn Outs”) that requires additional consideration to be paid by the Company over a three year period to the sellers of PAL based on future revenue and pre-tax income of PAL. The potential Earn Out amounts as at October 31, 2024 are shown in the table below applying an exchange rate (from British Pound to USD) of $1.278973:

Earn Out	2025 FY	2026 FY	2027 FY
Revenue Target	$5,334,584	$5,867,914	$6,454,962
Pre-Tax Profit Target	$1,046,476	$1,295,597	$1,573,133
Earn Out Amount Payable based on Targets	$208,472	$418,223	$652,275

The actual Earn Out obligations are specified in British Pound and therefore, if triggered, the amounts stated above may vary according to exchange rate fluctuations.

Based on the projections the Company used, we determined that there would be no Earn Outs payable, and therefore until the period ended April 30, 2025 (our second fiscal quarter) no contingent liability for Earn Out payments had been recorded in the Company’s financial statements.

An assessment shows that PAL is achieving financial results that exceeded our original expectations. As noted above, the contingent consideration has two components that both must be met to achieve the contingent consideration payout: a revenue and pre-tax income target. As of July 31, 2025, it appears probable that PAL will achieve the pre-tax income target. We also believe that PAL is close to achieving the revenue target for triggering the year one Earn Out payment. Since PAL revenues fluctuate from quarter to quarter, the Company intends to wait until the fourth quarter amounts are known to determine if the first-year Earn Outs payments will be achieved. Based on PAL’s results through the first three-quarters of fiscal year 2025, in the Current Quarter the Company has recorded an expense and liability for 75% of the total Earn Out or $158,872, and will record the remaining 25% in the fourth quarter of 2025 if it achieves the revenue target component. If the pre-conditions are not achieved (revenue and profit target), the accrual of $158,872 will be reversed in the Company’s fourth fiscal quarter.

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

The fair value of assets acquired includes non-competes and value of technology. The estimated future annual amortization expenses of finite-lived assets relating to the PAL acquisition for our fiscal year 2025 is $468,064 and in the three month and nine month periods ended July 31, 2025, amortization expenses for PAL were $123,656 and $357,688, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2025 and October 31, 2024

NOTE 10 – CONCENTRATIONS

Significant Customers

During the three months ended July 31, 2025, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenue from these customers was $1,942,295, or 27.5% of net revenues during the three months ended July 31, 2025. Receivables from these customers were $723,585, or 18.7% of net receivables as of July 31, 2025.

During the three months ended July 31, 2024, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $1,474,403, or 26.9% of net revenues during the three months ended July 31, 2024. Receivables from this customer were $18,784, or 0.6% of net receivables as of July 31, 2024.

During the nine months ended July 31, 2025, the Company had no customers from whom it generated sales greater than 10% of net revenues.

During the nine months ended July 31, 2024, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $2,099,031, or 13.8% of net revenues during the nine months ended July 31, 2024. Receivables from this customer were $18,784, or 0.6% of net receivables as of July 31, 2024.

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

On December 14, 2023, the FASB issued ASU 2023-09 Improvements to Income Tax Disclosures (“ASU 2023-09”), which is an update to Topic 740, Income Taxes. The amendments in this update relate to improvements regarding the transparency of income tax disclosures by requiring consistent categories and greater disaggregation by jurisdiction of information included in the effective income tax rate reconciliation and for income taxes paid. Also, the amendments allow investors to better assess an entity’s (i) capital allocation decisions, (ii) worldwide operations, and (iii) related tax risks, tax planning, and operational opportunities that affect the effective income tax rate and prospects for future cash flows. The other amendments in this update improve the effectiveness and comparability of disclosures relating to pretax income (or loss) and income tax expense (or benefit) and remove disclosures that are no longer considered cost beneficial or relevant. ASU 2023-09 is effective for public entities starting in annual periods beginning after December 15, 2024, and therefore will be included in our Form 10-K for our fiscal year 2026. While early adoption is permitted, the Company has decided to adopt these changes in its 2026 financial statements. We expect that the adoption of ASU 2023-09 will not have an impact on our results of operations and financial condition but will have a material impact on the disclosures required in the relevant notes to the consolidated financial statements.

NOTE 12 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Intangibles consisted of the following as of:

	Average	July 31, 2025			October 31, 2024
	Life	Gross	Accumulated		Gross	Accumulated
Fiscal Period	Years	Asset	Amortization	Net	Asset	Amortization	Net

Customer Relationships	10	$919,503	$(919,503)	$-	$919,503	$(919,503)	$-
Non-Compete Agreements	4	423,548	(241,853)	181,695	423,548	(198,911)	224,637
Value of Technology	7	2,947,155	(321,938)	2,625,217	2,947,155	-	2,947,155
Patents	10	837,366	(342,191)	495,175	820,555	(305,313)	515,242
Total intangible assets		$5,127,572	$(1,825,485)	$3,302,087	$5,110,761	$(1,423,727)	$3,687,034

Amortization of intangible assets for the three months ended July 31, 2025 and 2024 was $136,259 and $13,020, respectively, and for the nine months ended July 31, 2025 and 2024 was $394,566 and $46,887, respectively.

NOTE 12 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS (Continued)

Goodwill consisted of the following as of:

	July 31,	October 31,
	2025	2024

*Coda Octopus Engineering, Inc.	$2,038,669	$2,038,669
Coda Octopus Products, Ltd	62,315	62,315
Coda Octopus Martech, Ltd	1,281,124	1,281,124
Precision Acoustics, Ltd	257,226	257,226

Total Goodwill	$3,639,334	$3,639,334

*	This business unit changed its name from Coda Octopus Colmek, Inc. to Coda Octopus Engineering, Inc. with effect from March 17, 2025.

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
Fiscal Period	2025	2024	2025	2024
Numerator:
Net Income	$1,282,985	$1,274,658	$3,104,722	$3,319,784

Denominator:
Basic weighted average common shares outstanding	11,237,654	11,173,819	11,226,665	11,157,799
Unexercised portion of options and restricted stock awards	66,895	137,417	66,895	137,417
Diluted outstanding shares	11,304,549	11,311,236	11,293,560	11,295,216

Net income per share

Basic	$0.11	$0.11	$0.28	$0.30
Diluted	$0.11	$0.11	$0.27	$0.29

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

Pursuant to the terms of the 2017 Plan, during the three months ended July 31, 2025, no awards of either restricted stock or options were made; 2,500 restricted stock awards were forfeited, and no treasury stock was created. As a result of the forfeiture, 2,500 shares were returned to the 2017 Plan during the period.

During the nine months ended July 31, 2025, the Company granted 17,646 restricted stock awards. There were 2,500 forfeitures of restricted stock award and no treasury stock created. During the nine months ended July 31, 2025 there were 53,003 options exercised on a cashless basis, pursuant to which 24,761 shares of common stock were issued. During the nine months ended July 31, 2025, 28,242 shares were returned to the Plan as a result of the exercise of options on a cashless basis and 2,500 as a result of restricted stock forfeitures during the nine month period.

As of July 31, 2025, there were 1,376,848 shares available for future issuance under the 2017 and 2021 Plans.

The total stock compensation expense during the three month period ended July 31, 2025 and 2024 was $29,773 and $37,081 respectively. During the nine months ended July 31, 2025 and 2024, these were $196,156 (of which $81,400 constituted unregistered stock which was issued outside of the SIPs) and $86,843, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2025 and October 31, 2024

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

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the critical accounting policies in Item 2 of this Form 10-Q. Our Chief Operating Decision Maker (“CODM”) regularly reviews consolidated net sales, consolidated operating expenses, and consolidated operating income (loss) by segment. Amounts included in consolidated operating expenses include “cost of sales,” “R&D expenses”, “selling, general and administrative expenses,” and “other operating expense (income), net”. Our CODM manages our business by reviewing business plans and strategy, annual forecasts and consolidated results by segment on a quarterly basis.

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

● Marine Technology Business

The Marine Technology Business constitutes our core business in the Group and is a supplier of various technologies to the underwater/subsea market. Its key technologies are its real time 3D volumetric imaging sonars, Echoscope®, and diving solutions (DAVD). It also supplies a suite of geophysical products, inertial navigation sensors, digital audio communications systems, rental equipment, customization of technology services and field support services.

● Acoustic Sensors and Materials Business

The Company acquired Precision Acoustics Limited (PAL) on October 29, 2024. PAL is a supplier of acoustic sensors and materials. PAL serves a broad base of markets such as the medical, subsea, defense, universities and research and development institutes. PAL also performs calibration services for medical devices and is accredited to ISO/IEC 17025 standard. PAL is one of only two organizations in the United Kingdom with this certification, alongside the National Physical Laboratory (NPL). Globally, only a handful of facilities hold ISO/IEC 17025 accreditation for these measurements. Ultrasonic free-field sensitivity calibration is critical for markets that require precision ultrasonic measurement, strict safety compliance, and full metrological traceability. These include regulated and high-risk applications, such as diagnostic and therapeutic medical ultrasound and defense and underwater acoustics, where free-field calibration is essential to ensure accurate beam sensitivity and minimal interference.

● Marine Engineering Business

The Marine Engineering Business operates primarily as subcontractors to prime defense contractors where they provide engineering services and supplies proprietary sub-assemblies which typically form part of larger mission critical defense systems.

The following tables summarize segment asset and operating balances by reportable segment for the three months and nine months ended July 31, 2025 and 2024, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2025 and October 31, 2024

NOTE 15 - SEGMENT ANALYSIS (Continued)

	Marine Technology Business (“Products”)	Acoustic Sensors and Materials Business (“PAL”)	Marine Engineering Business (“Engineering”)	Overhead	Total

Three Months Ended July 31, 2025

Net Revenues	$3,984,475	$1,458,536	$1,621,784	$-	$7,064,795

Cost of Revenues	915,778	659,377	665,884	-	2,241,039

Gross Profit	3,068,697	799,159	955,900	-	4,823,756

Research & Development	428,007	98,502	45,959	-	572,468
Selling, General & Administrative	1,342,856	451,588	662,604	414,261	2,871,309

Total Operating Expenses	1,770,863	550,090	708,563	414,261	3,443,777

Income (Loss) from Operations	1,297,834	249,069	247,337	(414,261)	1,379,979

Other Income
Other Income	7,027	1,895	-	-	8,922
Interest Income	121,878	1,144	29,998	1,828	154,848

Total Other Income	128,905	3,039	29,998	1,828	163,770

Income (Loss) before Income Taxes	1,426,739	252,108	277,335	(412,433)	1,543,749

Income Tax (Expense) Benefit
Current Tax (Expense)	363	(3,160)	(46,389)	(219,600)	(268,786)
Deferred Tax Benefit	-	-	-	8,022	8,022

Total Income Tax (Expense) Benefit	363	(3,160)	(46,389)	(211,578)	(260,764)

Net Income (Loss)	$1,427,102	$248,948	$230,946	$(624,011)	$1,282,985

Supplemental Disclosures

Total Assets	$38,121,854	$6,838,086	$13,485,367	$3,467,751	$61,913,058

Total Liabilities	$2,313,810	$1,215,699	$744,611	$367,192	$4,641,312

Revenues from Intercompany Sales - eliminated from sales above	$2,108,899	$22,914	$171,218	$1,563,000	$3,866,031

Depreciation and Amortization	$142,362	$196,344	$16,446	$13,143	$368,295

Purchases of Long-lived Assets	$210,225	$20,072	$10,050	$-	$240,347

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2025 and October 31, 2024

NOTE 15 – SEGMENT ANALYSIS (Continued)

In the Segment Analysis information presented for the Previous Quarter, there is no comparative information for the Acoustics Sensors and Material Business (“PAL”) as this business unit was acquired by the Company on October 29, 2024.

	Marine Technology Business (“Products”)	Marine Engineering Business (“Engineering”)	Overhead	Total

Three Months Ended July 31, 2024

Net Revenues	$3,048,544	$2,428,000	$-	$5,476,544

Cost of Revenues	521,141	906,865	-	1,428,006

Gross Profit	2,527,403	1,521,135	-	4,048,538

Research & Development	459,879	36,480	-	496,359
Selling, General & Administrative	1,085,495	498,941	576,969	2,161,405

Total Operating Expenses	1,545,374	535,421	576,969	2,657,764

Income (Loss) from Operations	982,029	985,714	(576,969)	1,390,774

Other Income
Other Income	10,396	67	-	10,463
Interest Income	161,875	44,707	23,427	230,009

Total Other Income	172,271	44,774	23,427	240,472

Income (Loss) before Income Taxes	1,154,300	1,030,488	(553,542)	1,631,246

Income Tax (Expense) Benefit
Current Tax (Expense)	(101,172)	-	(224,453)	(325,625)
Deferred Tax (Expense)	(27,309)	-	(3,654)	(30,963)

Total Income Tax (Expense)	(128,481)	-	(228,107)	(356,588)

Net Income (Loss)	$1,025,819	$1,030,488	$(781,649)	$1,274,658

Supplemental Disclosures

Total Assets	$37,464,861	$14,827,016	$3,653,237	$55,945,114

Total Liabilities	$1,952,347	$747,484	$440,246	$3,140,077

Revenues from Intercompany Sales - eliminated from sales above	$1,088,573	$70,284	$318,000	$1,476,857

Depreciation and Amortization	$167,914	$21,029	$12,058	$201,001

Purchases of Long-lived Assets	$151,526	$13,414	$15,082	$180,022

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2025 and October 31, 2024

NOTE 15 - SEGMENT ANALYSIS (Continued)

	Marine Technology Business (“Products”)	Acoustic Sensors and Materials Business (“PAL”)	Marine Engineering Business (“Engineering”)	Overhead	Total

Nine Months Ended July 31, 2025

Net Revenues	$10,138,374	$4,069,866	$5,083,729	$-	$19,291,969

Cost of Revenues	2,779,363	1,611,158	2,151,941	-	6,542,462

Gross Profit	7,359,011	2,458,708	2,931,788	-	12,749,507

Research & Development	1,399,204	284,732	121,653	-	1,805,589
Selling, General & Administrative	3,006,078	1,298,765	1,840,591	1,668,799	7,814,233

Total Operating Expenses	4,405,282	1,583,497	1,962,244	1,668,799	9,619,822

Income (Loss) from Operations	2,953,729	875,211	969,544	(1,668,799)	3,129,685

Other Income
Other Income	17,840	102,081	-	-	119,921
Interest Income	363,549	4,736	83,308	43,020	494,613

Total Other Income	381,389	106,817	83,308	43,020	614,534

Income (Loss) before Income Taxes	3,335,118	982,028	1,052,852	(1,625,779)	3,744,219

Income Tax (Expense) Benefit
Current Tax (Expense)	(81,169)	(170,243)	(46,389)	(394,560)	(692,361)
Deferred Tax Benefit	-	-	-	52,864	52,864

Total Income Tax (Expense)	(81,169)	(170,243)	(46,389)	(341,696)	(639,497)

Net Income (Loss)	$3,253,949	$811,785	$1,006,463	$(1,967,475)	$3,104,722

Supplemental Disclosures

Total Assets	$38,121,854	$6,838,086	$13,485,367	$3,467,751	$61,913,058

Total Liabilities	$2,313,810	$1,215,699	$744,611	$367,192	$4,641,312

Revenues from Intercompany Sales - eliminated from sales above	$5,220,773	$45,005	$273,952	$2,175,000	$7,714,730

Depreciation and Amortization	$424,179	$525,736	$48,973	$38,479	$1,037,367

Purchases of Long-lived Assets	$233,519	$134,049	$25,098	$-	$392,666

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2025 and October 31, 2024

NOTE 15 - SEGMENT ANALYSIS (Continued)

	Marine Technology Business (“Products”)	Marine Engineering Business (“Engineering”)	Overhead	Total

Nine Months Ended July 31, 2024

Net Revenues	$10,116,024	$5,144,889	$-	$15,260,913

Cost of Revenues	2,192,486	2,194,719	-	4,387,205

Gross Profit	7,923,538	2,950,170	-	10,873,708

Research & Development	1,406,315	118,502	-	1,524,817
Selling, General & Administrative	2,713,704	1,695,875	1,642,771	6,052,350

Total Operating Expenses	4,120,019	1,814,377	1,642,771	7,577,167

Income (Loss) from Operations	3,803,519	1,135,793	(1,642,771)	3,296,541

Other Income
Other Income	16,086	26,761	-	42,847
Interest Income	499,763	153,583	62,671	716,017

Total Other Income	515,849	180,344	62,671	758,864

Income (Loss) before Income Taxes	4,319,368	1,316,137	(1,580,100)	4,055,405

Income Tax (Expense) Benefit
Current Tax (Expense)	(180,612)	-	(302,071)	(482,683)
Deferred Tax (Expense)	(10,956)	-	(241,982)	(252,938)

Total Income Tax (Expense)	(191,568)	-	(544,053)	(735,621)

Net Income (Loss)	$4,127,800	$1,316,137	$(2,124,153)	$3,319,784

Supplemental Disclosures

Total Assets	$37,464,861	$14,827,016	$3,653,237	$55,945,114

Total Liabilities	$1,952,347	$747,484	$440,246	$3,140,077

Revenues from Intercompany Sales - eliminated from sales above	$2,512,249	$185,337	$948,000	$3,645,586

Depreciation and Amortization	$474,248	$70,730	$35,877	$580,855

Purchases of Long-lived Assets	$437,288	$16,807	$85,745	$539,840

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2025 and October 31, 2024

NOTE 16 – DISAGGREGATION OF REVENUE

Information about the Company’s operations in different geographic areas for the three months and nine months ended July 31, 2025, is shown below. Net sales were attributed to geographic areas based on the location of the customer. In the Disaggregation of net revenue information presented for the Previous Quarter, there is no comparative information for the Acoustics Sensors and Material Business (“PAL”) as this business unit was acquired by the Company on October 29, 2024.

	For the Three Months Ended July 31, 2025
	Marine	Acoustic Sensors	Marine
	Technology	and Materials	Engineering	Grand
	Business (“Products”)	Business (“PAL”)	Business (“Engineering”)	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$1,696,334	$299,861	$583,940	$2,580,135
Europe	157,227	619,730	1,037,844	1,814,801
Australia/Asia	1,079,902	501,892	-	1,581,794
Middle East/Africa	1,051,012	37,053	-	1,088,065

Total Revenues	$3,984,475	$1,458,536	$1,621,784	$7,064,795

Major Goods/Service Lines
Equipment Sales	$2,746,255	$1,169,611	$269,036	$4,184,902
Equipment Rentals	304,617	3,084	-	307,701
Software Sales	236,803	-	-	236,803
Engineering Parts	-	-	1,100,991	1,100,991
Services	696,800	285,841	251,757	1,234,398

Total Revenues	$3,984,475	$1,458,536	$1,621,784	$7,064,795

Goods transferred at a point in time	$2,983,058	$1,169,611	$269,036	$4,421,705
Services transferred over time	1,001,417	288,925	1,352,748	2,643,090

Total Revenues	$3,984,475	$1,458,536	$1,621,784	$7,064,795

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2025 and October 31, 2024

NOTE 16 – DISAGGREGATION OF REVENUE (Continued)

	For the Three Months Ended July 31, 2024
	Marine	Marine
	Technology	Engineering	Grand
	Business (“Products”)	Business (“Engineering”)	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$682,477	$1,773,621	$2,456,098
Europe	662,700	654,379	1,317,079
Australia/Asia	1,497,495	-	1,497,495
Middle East/Africa	205,872	-	205,872

Total Revenues	$3,048,544	$2,428,000	$5,476,544

Major Goods/Service Lines
Equipment Sales	$1,349,011	$329,492	$1,678,503
Equipment Rentals	805,259	-	805,259
Software Sales	251,488	-	251,488
Engineering Parts	-	1,922,563	1,922,563
Services	642,786	175,945	818,731

Total Revenues	$3,048,544	$2,428,000	$5,476,544

Goods transferred at a point in time	$1,600,499	$329,492	$1,929,991
Services transferred over time	1,448,045	2,098,508	3,546,553

Total Revenues	$3,048,544	$2,428,000	$5,476,544

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2025 and October 31, 2024

NOTE 16 – DISAGGREGATION OF REVENUE (Continued)

	For the Nine Months Ended July 31, 2025
	Marine	Acoustic Sensors	Marine
	Technology	and Materials	Engineering	Grand
	Business (“Products”)	Business (“PAL”)	Business (“Engineering”)	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$3,474,671	$732,083	$2,416,400	$6,623,154
Europe	734,877	1,816,858	2,667,329	5,219,064
Australia/Asia	4,871,995	1,422,636	-	6,294,631
Middle East/Africa	1,056,831	98,289	-	1,155,120

Total Revenues	$10,138,374	$4,069,866	$5,083,729	$19,291,969

Major Goods/Service Lines
Equipment Sales	$7,800,318	$3,467,688	$456,547	$11,724,553
Equipment Rentals	697,851	3,084	-	700,935
Software Sales	585,651	59,600	-	645,251
Engineering Parts	-	-	3,921,190	3,921,190
Services	1,054,554	539,494	705,992	2,300,040

Total Revenues	$10,138,374	$4,069,866	$5,083,729	$19,291,969

Goods transferred at a point in time	$8,385,969	$3,527,288	$471,644	$12,384,901
Services transferred over time	1,752,405	542,578	4,612,085	6,907,068

Total Revenues	$10,138,374	$4,069,866	$5,083,729	$19,291,969

	For the Nine Months Ended July 31, 2024
	Marine	Marine
	Technology	Engineering	Grand
	Business (“Products”)	Business (“Engineering”)	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$1,660,492	$3,028,249	$4,688,741
Europe	3,070,710	2,116,640	5,187,350
Australia/Asia	4,368,330	-	4,368,330
Middle East/Africa	1,016,492	-	1,016,492

Total Revenues	$10,116,024	$5,144,889	$15,260,913

Major Goods/Service Lines
Equipment Sales	$5,730,411	$676,691	$6,407,102
Equipment Rentals	1,885,732	-	1,885,732
Software Sales	653,759	-	653,759
Engineering Parts	-	3,844,691	3,844,691
Services	1,846,122	623,507	2,469,629

Total Revenues	$10,116,024	$5,144,889	$15,260,913

Goods transferred at a point in time	$6,384,170	$676,691	$7,060,861
Services transferred over time	3,731,854	4,468,198	8,200,052

Total Revenues	$10,116,024	$5,144,889	$15,260,913

NOTE 17 – INCOME TAXES

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we may update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation, due to several factors including variability in accurately predicting our pre-tax income and/or loss and the mix of jurisdictions to which they relate, intercompany transactions, the applicability of special tax regimes, changes in how we do business, acquisitions, investments, changes in our stock price, foreign currency gains (losses), changes in regulations and administrative practices. Our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss.

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act makes changes to the U.S corporate income tax, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20,2025 and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. While we are still carefully evaluating the full extent of the 2025 Tax Act’s impact, in 2025 we do not anticipate major changes to our U.S cash taxes.

In the future (2027) we expect our income tax provision to increase primarily due to a decrease in our foreign income deduction under the Act’s global intangible low-taxed income (“GILTI”) provisions.

We estimate that the Company’s effective tax rate for the three months ended July 31, 2025, and 2024, was 16.9% and 21.9%, respectively, and for the nine months ended July 31, 2025, and 2024, was 17.1% and 18.1%, respectively. In the three and nine months ended July 31, 2025, we made an income tax provision of $268,786 and $692,361, respectively. In the three and nine months ended July 31, 2024, we made an income tax provision of $325,625 and $482,683, respectively.

In the three and nine months ended July 31, 2025, the Company made awards of restricted stock and recorded a deferred tax benefit of $8,022 and $52,864, respectively, compared to a deferred tax expense in the previous three and nine months ended July 31, 2024, of $30,963 and $252,938 respectively.

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

General Overview

Throughout these discussions, the following terms shall have the meaning set forth below:

“Current Quarter”	Three month period ended July 31, 2025
“Previous Quarter”	Three month period ended July 31, 2024
“Current Nine Month Period”	Nine month period ended July 31, 2025
“Previous Nine Month Period”	Nine month period ended July 31, 2024

We sell our goods and services internationally, with $4,484,660 or 63.5% of our consolidated net revenue in the Current Quarter derived from outside of the United States. Macroeconomic factors, including changes in inflation and interest rates, as well as global economic and geopolitical developments including unpredictable shifts in global tariffs, world events, significant changes in trade policies and funding policies, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. These factors may adversely affect customer demand for our products and services and our ability to forecast spending patterns and therefore overall demand for our goods and services. We expect some or all of these factors to continue to impact our operations in fiscal year 2025.

The new U.S. Administration is rapidly changing key policies in the area of trade, defense and foreign policy which have resulted in general uncertainty around the world. Our core business has a leading solution in the offshore renewable market. Following the change in the US renewables policy many offshore renewable permits for U.S. developments have been suspended and many leading developers such as Shell, Orsted, BP and Total Energy have either reduced or halted their US offshore renewable programs. We believe that these factors have resulted in weak demand from European developers and offshore suppliers for our rental solutions which caused a decrease in rental revenue and associated services from the geographic region of Europe (the Marine Technology’s main rental hub) in the Current Quarter. Nevertheless, we believe that new U.S. policy on prioritizing domestic energy production of Oil & Gas also favors our products and solutions, and we believe that in the foreseeable future this may offset the reduction of revenue from U.S. offshore renewables. Furthermore, a key part of our growth strategy as a Group relies on Defense spending and the U.S. new foreign policy on Defense has also seen Europe including the United Kingdom committing to significant increases defense spending, with Germany expecting to spend about €400 billion ($428 billion) on defense over the coming years in addition to creating a special fund of €500 billion ($535 billion) for infrastructure spending over the next 10 years. European Union member states have also agreed to allow the member states to exceed the debt ceilings that are in place to allow the countries to borrow for defense investments. We therefore believe that despite the short-term disruption caused by uncertainty around the new U.S. Administration’s critical policies, many of these changes are likely to be favorable for our Business.

The Company operates three distinct businesses:

●	the Marine Technology Business (also referred to in this Form 10-Q as “Products Business”, or “Products Segment” or “Core Business”);

●	Acoustic Sensors and Materials Business (also referred to in this Form 10-Q as “PAL”);

●	the Marine Engineering Business (also referred to in this Form 10-Q as “Engineering Business”).

Our Marine Technology Business constitutes our core business and is critical for our growth strategy. It is an established technology solution provider of over 30 years to the offshore subsea market. It owns key proprietary technology (comprising both hardware and software) including its real time 3D volumetric imaging sonar (Echoscope®) and its cutting-edge augmented reality diving solution DAVD (Diver Augmented Vision Display) system. These solutions are used in both the underwater Defense and Commercial markets. It recently launched its new underwater digital communications system which advances the offering in the market from analog voice communications to digital voice communications underwater (Voice-Hub-4). All innovation, design, development, manufacturing and support are performed within the Company.

Our novel diving technology is distributed under the name “CodaOctopus® DAVD” to the global defense and commercial diving markets. The DAVD technology is an advanced Augmented Reality display technology designed to enhance divers’ safety, performance and situational awareness, especially in low-visibility and technically challenging environments. It seamlessly integrates several different streams of real-time data, on-demand information (such as drawings, pictures, videos) and Echoscope 3D sonar imagery, projecting these onto the diver’s field of vision through the DAVD Augmented Reality Head-Up display (HUD).

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

On October 29, 2024, we acquired PAL which is a recognized leader in the ultrasound and acoustic measurement field. PAL supplies acoustic sensors and materials to a broad range of markets including the medical, aerospace, subsea and automotive industries. It also provides measurement and calibration services for the sensors that they supply. PAL recently received accreditation to the ISO/IEC 17025 standard. PAL is one of only two organizations in the United Kingdom with this certification, alongside the National Physical Laboratory (NPL). Globally, only a handful of facilities hold ISO/IEC 17025 accreditation for these measurements. Ultrasonic free-field sensitivity calibration is critical for markets that require precision ultrasonic measurement, strict safety compliance, and full metrological traceability. These include regulated and high-risk applications, such as diagnostic and therapeutic medical ultrasound and defense and underwater acoustics, where free-field calibration is essential to ensure accurate beam sensitivity and minimal interference.

The Marine Engineering Business has operations in the USA and UK. Its central business model is working with Prime Defense Contractors to design and manufacture sub-assemblies for utilization into larger defense mission critical integrated systems (“MCIS”). An example of such MCIS is the US Close-In-Weapons Support (CIWS) Program for the Phalanx radar-guided cannon used on combat ships. These proprietary sub-assemblies, once approved within the MCIS program, afford this business the status of preferred supplier. Such status permits it to supply these sub-assemblies and upgrades in the event of obsolescence or advancement of technology for the life of the MCIS program. Clients include prime defense contractors such as Raytheon, Northrop Grumman, Thales Underwater and BAE Systems. The scope of services provided by the Marine Engineering Business encompasses concept, design, prototype, manufacturing and support.

Key Pillars for our Growth Plans (“Core Business”)

Our volumetric real time 3D imaging sonar technology (the Echoscope® technology) and our DAVD are our most promising products for the Company’s near-term growth.

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

All next-generation defense vehicle programs share a common objective: integrating advanced technologies and enhanced capabilities. Central to this evolution is the development of smarter vehicles equipped with tools like the Echoscope® which deliver real-time, three-dimensional data for informed decision-making. Its versatility across a wide range of defense mission applications supports the consolidation of sensor suite requirements on these platforms. A key advantage lies in addressing SWaP (Size, Weight, and Power) constraints. By reducing the number of sensors required, the Echoscope helps lower power consumption and overall vehicle weight, directly contributing to extended mission durations. This capability represents a unique and valuable benefit the Echoscope brings to the defense underwater vehicles programs.

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

The DAVD untethered solution (DUS) presents the biggest market opportunity for the DAVD technology. In the USA alone there are over 14,000 divers that could utilize this solution including U.S. Special Operations Forces (SOF), EOD, US Army, Marine Corps, US Coast Guard, first responders and law enforcement. The DAVD untethered solution has been the subject of a joint funded U.S and Foreign Navy hardening program under which the DAVD technology was adapted for SOF applications, and in fiscal year 2024 we made significant progress by delivering major project deliverables such as a new generation head up display (DAVD HUD), which is in a much smaller form factor and higher resolution. In our first quarter 2025, we received the first order for sixteen DAVD DUS systems which will be used for field trials across different communities of users such as the EOD (Explosive Ordinance Disposal) community in the U.S. We successfully delivered these systems in our third quarter and continue to support the customer’s evaluation program. We also are actively working with two foreign navies who are in an advanced stage of readiness to start adopting the technology (in small batches), and which will be used to introduce the technology to their divers.

During the Current Quarter, we delivered the final deliverables under the DUS Hardening Program to the foreign navy sponsor and this delivery included a number of DUS systems with the new generation HUD. This now enables this foreign navy to start using the DUS technology on live missions, which will be a critical to their evaluation program.

Factors Affecting our Business in the Current Quarter

The following are some of the most critical factors that affected our business during the Current Quarter. Our annual report on Form 10-K for the fiscal year ended October 31, 2024, contains additional factors that are hereby deemed incorporated by reference.

Inflation

Inflation measured as the Consumer Price Index has affected the global economy since calendar year 2022, and which was caused by supply chain issues resulting from the coronavirus pandemic and which has since been further compounded by the war in Ukraine which has affected the price of commodities such as oil. Inflation has since remained volatile in the countries in which we operate and continue to be a threat to the global economy. For the 12-month period preceding July 2025, this was:

➢	Denmark 2.3% - source: Statistics Denmark,
➢	UK 4.2% - source: Office of National Statistics; and
➢	USA 2.7% - source: U.S. Bureau of Labor Statistics.

Inflation affects our business in a number of areas including increasing our cost of operations and materials and demand for our goods and services in general, and therefore our overall financial results. See “Inflation and Foreign Currency” section of this Form 10-Q.

Change in Global Trade Policy

We sell our goods and services globally and a large percentage of our revenue emanates from international sales. Any change in U.S. policy that restricts the free flow of goods and services is likely to dampen demand for our goods and services globally. The recent change in trade policy by the U.S. vis-à-vis the rest of the world has created significant uncertainties. Our revenue mix is a combination of outright sales and rentals. Rentals are driven by offshore projects. However, since the change in the U.S. Administration’s policy on the funding for offshore renewables programs, we have seen reduced demand for our rental and associated solutions from our European customers who were down-selected for developing many offshore renewables projects in the USA. Furthermore, some of our products sold in the U.S. market are manufactured in the UK. Therefore, we are subject to a 10% tariff on items which are imported into the U.S. from the UK. In the Current Quarter approximately 42.6% of our Marine Technology Business revenue was generated from sales made in the U.S.

Currency Fluctuation/Foreign Exchange Risks

The Company has operations in the UK, USA, Denmark, Australia and India. The results of operations, our intercompany balances associated with our international operations, products and service offerings are exposed to foreign exchange rate fluctuations. Due to these fluctuations, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances (such as assets and liabilities). We also hold cash and cash equivalents in foreign currencies such as British Pounds, Euros and Danish Kroner. When the U.S. Dollar strengthens compared to these currencies, cash equivalents when translated, may be materially less than expected and vice versa. In the Current Quarter the USD weakened against the British Pound and Danish Kroner, which resulted in direct cost of sale and also total operating expenses of our foreign subsidiaries when translated into USD for reporting purposes being higher. The impact of currency fluctuations is discussed more fully below under “Inflation and Foreign Currency”. See also Note 5 (Foreign Currency Translation) to the Unaudited Consolidated Financial Statements and the section of this report which concerns “Inflation and Foreign Currency”.

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

Impact on Liquidity, Balance Sheet and Assets

These factors may adversely impact on our availability of free cash flow, working capital and business prospects. As of July 31, 2025, we had cash and cash equivalents of $26,196,439, and cash provided by our operations of $4,307,865. Based on our outstanding obligations and our cash and cash equivalents, as well as our revolving line of credit with HSBC NA, we believe we have sufficient working capital to meet our anticipated cash needs for the next twelve months. However, any projections of future cash flows are subject to substantial uncertainty.

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

Consolidated Results of Operations for the Current Quarter compared to the Previous Quarter

Our consolidated results of operations include the results of the Company’s foreign subsidiaries. Our foreign subsidiaries’ results are translated from their respective functional currencies into United States Dollar (USD) for reporting purposes. Currency fluctuations can therefore impact (positively or negatively) on our consolidated results including revenue, profitability and the value of our assets and liabilities included in the consolidated balance sheet. During the Current Quarter, the USD weakened against the British Pound and the Danish Kroner, resulting in translated foreign revenues being higher by $264,175 than when using the Previous Quarter exchange rate. In addition, the associated costs of our foreign subsidiaries including cost of sales and operating expenses when translated from their respective functional currencies into USD for reporting purposes were higher due to the weakening of the USD, (for a discussion of the effect of foreign exchange rates see Item 2 “Inflation and Foreign Currency”). Consolidated net revenue in the Current Quarter increased by 29.0% and was $7,064,795 compared to $5,476,544 in the Previous Quarter. During the Current Quarter total operating expenses increased by 29.6% and income from operations decreased by 0.8%. Commission costs were 46.5% higher in the Current Quarter or $146,921 compared to $100,290 in the Previous Quarter due to an increase in sales deriving from Asia (see Notes 15 and 16 to the unaudited Consolidated Financial Statements for more information on Segment reporting and Disaggregation of Revenue by segment and geography). Pre-tax income in the Current Quarter was $1,543,749 compared to $1,631,246 in the Previous Quarter, representing a decrease of 5.4%, largely caused by an increase in our SG&A costs which includes a provision for the Current Nine Month Period of $158,872 for contingent liability related to the PAL’s year one Earn Outs, representing 75% of the first year Earn Out contingent liability. A more detailed analysis of our results of operations is set out below.

PAL was acquired on October 29, 2024 and therefore for the purpose of our MD&A discussion, no prior year comparative financial data is presented.

As mentioned above, exchange rate fluctuations were a key factor in our results of operation in the Current Quarter.

Revenue Impact – Percentage of Revenue and Costs from our Foreign Subsidiaries:

In the Current Quarter 66.1% of our consolidated net revenue was attributable to the Company’s foreign subsidiaries. When translating this amount from the native functional currencies of British Pound and Danish Kroner in the Current Quarter this was $4,670,202 compared to $4,406,027 when using the exchange rate applied in the Previous Quarter and therefore an increase in net revenue of $264,175.

Cost of Revenue and Operating Costs Impact from our Foreign Subsidiaries

In the Current Quarter 71.8% of our consolidated Operating Expenses and Cost of Revenue was attributable to the Company’s foreign subsidiaries and this was $4,082,816 (“Foreign Subsidiary Costs”) of our total costs of $5,684,816. When translating the Foreign Subsidiary Costs from the native functional currencies of British Pound and Danish Kroner to USD in the Current Quarter this was $224,023 higher when using the exchange rate of the Previous Quarter.

Segment Summary

Products Business (Core Business)

We sell our products internationally (57.4% of sales by our Products Business in the Current Quarter are attributed to sales outside of the USA). In the Current Quarter, the Products Business generated $3,984,475 or 56.4% of our net revenues compared to $3,048,544 or 55.7% in the Previous Quarter, representing an increase of $935,931 or 30.7%. The increase in sales is due to a combination of factors including increase in hardware sales, mainly derived from the Americas and Middle East & Africa, by 103.6% to $2,746,255 in the Current Quarter compared to $1,349,010 in the Previous Quarter. Sales derived from the U.S. increased by 148.6% to $1,696,334 compared to $682,477 in the Previous Quarter, driven mainly by an increase in DAVD related sales of $1,235,300. Gross profit margin decreased from 82.9% in the Previous Quarter to 77.0% in the Current Quarter, which reflects several factors including the mix of sales. The Products Business mix of sales in the Current Quarter includes a higher percentage of units of hardware sales (which yields a lower gross profit margin) and a lower percentage of rentals (which yields a higher gross profit margin). Also, sales from Europe (our rental hub) decreased significantly and were $157,227 in the Current Quarter compared to $662,700 in Previous Quarter which we believe is a result of the change in the funding policy by the U.S. Administration for offshore renewables which has resulted in many European developers (such as Orsted and BP) cancelling offshore renewable development projects. In the Current Quarter total operating expenses increased by 14.6% in the Products Business and were $1,770,863 compared to $1,545,374 in the Previous Quarter. This is due to a combination of factors including recording in the Current Quarter an exceptional item of $158,872 for PAL related Earn Outs, exchange rate translation expenses as a result of the USD weakening against the British Pound and Danish Kroner, the functional currencies of our foreign subsidiaries, and which resulted in a $238,551 foreign currency related expense compared $163,440 in the Previous Quarter. Pre-tax income was $1,426,739 in the Current Quarter compared to $1,154,300 in the Previous Quarter, reflecting an increase in revenue and gross profit.

Acoustic Sensors and Materials Business (PAL)

In the Current Quarter, PAL generated $1,458,536 or 20.6% of our consolidated net revenue. Gross profit margin was 54.8%; commission costs incurred on sales generated in the Current Quarter were $50,833; total operating expenses were $550,090. PAL’s transactions are in its native currency of British Pound. Pre-tax income was $252,108.

Marine Engineering Business

In the Current Quarter, the Marine Engineering Business generated $1,621,784 or 23.0% of our consolidated net revenues compared to $2,428,000 or 44.3% in the Previous Quarter, representing a decrease in sales of 33.2%. Our U.S. based Marine Engineering Business has experienced delays in receiving orders from its prime defense contractors’ customers resulting from delays in the appropriation of the defense budgets. Gross profit margin decreased from 62.6% in the Previous Quarter to 58.9% in the Current Quarter, reflecting the mix of engineering projects. In the Current Quarter total operating expenses increased by 32.3% in the Marine Engineering Business and were $708,563 compared to $535,421 in the Previous Quarter. Pre-tax income in the Current Quarter was $277,335 compared to $1,030,488 in the Previous Quarter.

Results of Operations for the Current Quarter compared to the Previous Quarter

Net Revenue: Total consolidated net revenues for the Current Quarter increased by 29.0% when compared to the Previous Quarter and were $7,064,795 and $5,476,544, respectively. Revenue increased in the Marine Technology Business, while it decreased in the Marine Engineering Business. PAL contributed 20.6% to our consolidated net revenue. Without the inclusion of PAL our consolidated net revenue would have increased by 2.4% to $5,606,259 in the Current Quarter, compared to $5,476,544 in the Previous Quarter. This is as a result of an increase in the Products Business revenue by 30.7% offset by a significant decrease in the Marine Engineering Business revenue caused by delays in receiving awards from its prime defense contractor customers due to delays in appropriation of the line items under the Federal Budget.

Gross Profit Margins: Margin percentage was weaker in the Current Quarter at 68.3% (gross profit of $4,823,756) compared to 73.9% (gross profit of $4,048,538) in the Previous Quarter largely due to the mix of sales. In the Current Quarter, gross profit margins in our Marine Technology Business were weaker due to the composition of sales in the Current Quarter, which had more units of hardware sales with a concentration of DAVD hardware, and less units of rental sales. Our net commission costs in the Current Quarter were $146,921 compared to $100,290 in the Previous Quarter, representing an increase of 46.5%.

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

Our net commission costs incurred in the Current Quarter increased by 46.5% and were $146,921 compared to $100,290 in the Previous Quarter. In the Current Quarter this is largely due to the inclusion of PAL into the Group which incurred $50,833 of commission costs in the Current Quarter.

In the Current Quarter, gross profit margins for the Marine Technology Business were 77.0% compared to 82.9% in the Previous Quarter and for the Marine Engineering Business these were 58.9% in the Current Quarter compared to 62.6% in the Previous Quarter and for PAL it was 54.8%.

Since there are more variable factors affecting gross profit margins in the Marine Technology Business, a table showing a summary of break-out of sales generated by this business in the Current Quarter compared to the Previous Quarter is set out below:

	July 31, 2025	July 31, 2024	Percentage
Description	Products	Products	Change
Equipment Sales	$2,746,255	$1,349,011	103.6%
Equipment Rental	304,617	805,259	(62.2)%
Software Sales	236,803	251,488	(5.8)%
Services	696,800	642,786	8.4%

Total Net Sales	$3,984,475	$3,048,544	30.7%

Further information on the performance of each business segment, including revenues by type and geography, can be found in Notes 15 and 16 to the unaudited consolidated financial statements for the Current and Previous Quarters.

Research and Development (R&D): R&D expenditure in the Current Quarter increased by 15.3% and was $572,468 compared to $496,359 in the Previous Quarter. The increase is largely attributed to the inclusion of PAL into the Group combined with the impact of foreign currency translation from British Pound to USD for reporting purpose (and where a significant portion of our R&D expenses are incurred).

●	Products Business

During the Current Quarter our Products Business R&D expenditure decreased by 6.9% and was $428,007 as compared to $459,879 in the Previous Quarter. R&D expenditure is incurred by this business in connection with investments it makes in developing its products and solutions and a significant component of these expenditures comprises wages and salaries. This expenditure is an essential part of our business, as we need to continue to innovate our solutions on an ongoing basis. The increase is related to exchange rate variance as all of the costs related to this category have been translated from British Pound to USD and during the Current Quarter the USD weakened against the British Pound, the functional currency in which these costs are incurred.

●	Acoustics and Materials Business (PAL)

This is a newly acquired business unit and therefore there is no financial comparative data for the Previous Quarter. During the Current Quarter, PAL incurred R&D expenditure of $98,502. R&D expenditure is incurred by this business in connection with investments it makes in developing its acoustic sensors, solutions and materials. A significant component of these expenditures comprises wages and salaries and we anticipate that R&D costs associated with this business unit will be approximately $450,000 on an annualized basis.

●	Marine Engineering Business

During the Current Quarter, the Marine Engineering Business R&D expenditure increased by 26.0% and was $45,959 compared to $36,480 in the Previous Quarter. The Marine Engineering Business incurs research and development expenses mainly on advancing its Thermite® Octal range of mission computer products with the strategic goals of increasing and diversifying its revenues and improving gross profit margins.

			Percentage
Segment	July 31, 2025	July 31, 2024	Change

Marine Technology R&D Expenditures	$428,007	$459,879	(6.9)%
PAL R&D Expenditure	$98,502	$-	N/A
Marine Engineering R&D Expenditures	$45,959	$36,480	26.0%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter increased by 32.8% to $2,871,309 from $2,161,405 in the Previous Quarter. There are several factors which have resulted in higher SG&A costs in the Current Quarter, including:

●	The inclusion of PAL into the Group has resulted in an increase in SG&A in the Current Quarter by 20.1% or $451,588.

●	A contingent liability of $158,872 representing 75% of the first year Earn Outs provided for under PAL acquisition agreement. This amount is subject to adjustment during the Company’s fourth quarter based on PAL’s actual total revenue and pre-tax profits for the current fiscal year.

●

The increase in non-cash charges as a component of SG&A which were 20.2% or $580,419 compared to 15.0% or $324,462 in the Previous Quarter. SG&A includes both cash charges and non-cash charges. The non-cash charges comprise Depreciation, Amortization, Stock-based compensation and Exchange Rate Variance charges. In the Current Quarter, the most significant factors which account for the increase in non-cash charges component were (i) exchange rate adjustment expenses increased by 80.5% and were $237,948 compared to $131,856 in the Previous Quarter, reflecting the weakening of the USD against British Pound and Danish Kroner; and (ii) Depreciation expenses increased by 61.9% to $176,439 in the Current Quarter compared to $108,956 in the Previous Quarter; and (iii) Amortization expenses increased by 946.5% and were $136,259 compared to $13,020, as a result of the acquisition of PAL in the Group.

Stock-based compensation decreased by 57.8% and was $29,773 in the Current Quarter compared to $70,630 in the Previous Quarter.

Key Areas of SG&A Expenditure across the Company for the Current Quarter compared to the Previous Quarter are:

Expenditure	July 31, 2025	July 31, 2024	Change
Wages and Salaries	$1,131,777	$909,504	24.4%
Legal and Professional Fees (including accounting, audit, tax and investor relations)	$386,046	$352,671	9.5%
Rent and operating lease	$5,750	$6,651	(13.5)%
Commitment and Contingency – PAL Earn Out	$158,872	$-	100.0%
Marketing (Excluding associated travel)	$58,812	$104,496	(43.7)%
Travel associated with marketing activities	$43,315	$27,193	59.3%

Wages and Salaries – this category of expenses increased primarily due to the inclusion of PAL into the Group. Wages and salaries related to PAL in the Current Quarter are $141,748. Without PAL, this category of expenses would have increased by 8.9%, reflecting inflation as we are operating on a lower head count than in the Previous Quarter. We anticipate that during the current fiscal year this category will increase materially over our previous fiscal year as we are currently operating on a reduced headcount and are seeking to recruit for several vacant positions and to expand our management team.

Legal and Professional fees increased by 9.5% in the Current Quarter reflecting the timing of the performance of certain services such as tax consultants’ fees. In the Current Quarter this category includes professional fees attributable to PAL of $27,732.

Rent and operating lease expenses – We own most of our business premises. This category of expenditure is not material for our business and relates to our Copenhagen office space and the existing lease which we assumed as part of the acquisition of PAL.

Commitment and Contingent Liability – Based on the performance of PAL during the Current Nine Month Period, we have included a provision for year one Earn Out of $158,872 which represents three quarters of the Earn Outs that would be payable if PAL meets the pre-conditions relating to revenue and pre-tax income. The remaining portion will be expensed in the Company’s fourth quarter if the pre-conditions are met, otherwise this provision will be reversed in our fourth quarter 2025.

Marketing and associated travel costs: We incur marketing expenses in connection with the promotion of our goods and services. These expenses include the wages and salaries of our Digitalization Team, which is responsible for content creation and video production relating to our products and solutions. They also include costs associated with participation in industry trade shows, marketing events and travel for marketing activities. Marketing costs attributable to PAL in the Current Quarter were negligible.

Overhead related costs as a percentage of net revenue for Current Quarter, compared to the Previous Quarter

General corporate administrative expenses in the Current Quarter were $414,261 or 5.9% of net revenue and $576,969 or 10.5% of net revenue in the Previous Quarter, respectively, representing an increase in our consolidated net revenue by 29.0%. For more information on general corporate administrative expenses, please see Note 15 (Segment Analysis).

Operating Income: In the Current Quarter operating income decreased by 0.8% and was $1,379,979 as compared to $1,390,774 in the Previous Quarter. Although consolidated net revenue increased by 29.0% our Total Operating Expenses increased by 29.6%, largely as a result of the recording in the Current Quarter of $158,872 for year one PAL-related Earn Out of $158,872 which represents three quarters of the year one Earn Outs payable if PAL meets the revenue and pre-tax income pre-conditions; and non-cash charges as a component of SG&A increasing by 78.9%.

Other Income: In the Current Quarter, we had “Other Income” of $163,770 compared to $240,472, representing a decrease of 31.9% from the Previous Quarter. A significant component of “Other Income” is interest of $154,848 earned on our certified deposits. In February 2023, the Company established certified deposit accounts with its existing bankers. These accounts are for a fixed term of up to 3-month rolling periods and constitute “cash equivalents” in our current unaudited Consolidated Financial Statements for the period ended July 31, 2025 (see Note 7 (Composition of Certain Financial Statement Captions for a more detailed analysis). We anticipate that the interest earned on these certified deposit accounts will be material in the future if interest rates remain broadly the same.

Income before income taxes: In the Current Quarter, we had pre-tax income of $1,543,749 compared to $1,631,246 in the Previous Quarter, representing a decrease of 5.4%. Pre-tax income decreased, primarily due to an increase in our Total Operating Expenses which increased for the reasons discussed above.

Net Income: In the Current Quarter we had Net Income of $1,282,985 compared to $1,274,658 in the Previous Quarter, representing an increase of 0.7%. In the Previous Quarter we recorded Current Tax Expense of $325,625 compared to $268,786 in the Current Quarter reflecting provision for income tax. We also recorded a Deferred Tax Expense of $30,963 in the Previous Quarter compared to a Deferred Tax Benefit of $8,022 in the Current Quarter, which relates to the granting of stock awards. Our effective tax rate is subject to significant variation due to several factors including variability in our pre-tax income and/or loss and the mix of jurisdictions to which such income or losses relate, the applicability of special tax regimes, changes in tax regulations, changes in our stock price, changes in our deferred tax assets and liabilities, their valuation, foreign currency gains (losses). The mix of jurisdictions and related income or losses also affects our tax liability for GILTI. The changes under the 2025 Tax Act as they relate to GILTI, including the computation method, will be effective for the Company in its 2027 financial statements. In the Current Quarter, the U.S. subsidiaries generated 33.9% of our consolidated net revenue and generated taxable income which resulted in a provision for income tax in the Current Quarter of $219,600. The Company’s UK subsidiaries have carryforward losses and qualify for R&D Tax credits which are applied to defray a percentage of our income tax liability in the UK. In Current Quarter we have made provision of $49,186 for tax liability for the Company’s foreign subsidiaries.

Comprehensive Income. In the Current Quarter comprehensive income was $1,353,477 compared to $1,668,038 for the Previous Quarter reflecting adjustments resulting from foreign currency translations. In the Current Quarter, the USD weakened against the British Pound, Danish Kroner and Euro and we had a gain of $70,492 on foreign currency translation adjustment transactions compared to $393,380 in the Previous Quarter. A significant part of the Company’s operations is based in the UK and Denmark, and therefore a major part of our assets and liabilities recorded in our unaudited consolidated balance sheet and financial transactions are translated from the functional currencies of these subsidiaries into USD for reporting purposes (Note 7 “property and equipment (by geographic areas) provide an indication of the split of our property). See the section below which concerns “Inflation & Foreign Currency” which shows the impact of the currency adjustments on our Income Statement and Balance Sheet in the Current Quarter compared to the Previous Quarter.

Results of Operations for the Current Nine Month Period compared to the Previous Nine Month Period

Net Revenue: Total consolidated net revenues for the Current Nine Month Period and the Previous Nine Month Period were $19,291,969 and $15,260,913 respectively, representing an increase of 26.4%. In the Current Nine Month Period, the Marine Technology Business net revenues were $10,138,374 compared to $10,116,024 representing a marginal increase of 0.2% when compared to the Previous Nine Month Period. PAL net revenues in the Current Nine Month Period were $4,069,866. The Marine Engineering Business revenues in the Current Nine Month Period and the Previous Nine Month Period were $5,083,729 and $5,144,889, respectively, representing a decrease of 1.2%. The increase in our consolidated net revenue in the Current Nine Month Period is attributable to the inclusion of PAL which we recently acquired into the Company. Without PAL our net revenue in the Current Nine Month Period would have been lower by 0.3% at $15,22,103 compared to $15,260,913 in the Previous Nine Month Period.

Gross Profit Margins: Consolidated margins percentage was weaker in the Current Nine Month Period at 66.1% (gross profit of $12,749,507) compared to 71.3% (gross profit of $10,873,708). The main factors which have resulted in the lower consolidated margins percentage in the Current Nine Month Period are attributable our Core Business (Marine Technology Business) and the introduction of PAL’s products into the mix of sales which has a different margin profile. Our Core Business sales derived from Asia increased by 11.5% and were $4,871,995 compared to $4,368,330, resulting in commission costs increasing by 28.0% from $523,671 in the Previous Nine Month Period to $670,164 in the Current Nine Month Period. Moreover, the composition of this business’ sales in the Current Nine Month Period included a higher percentage of hardware sales and a lower percentage of rentals and associated services sales, which impacted margins. Sales made to Europe (our rental hub) by our Marine Technology Business decreased in the Current Nine Month Period. We secure most of our rental and associated services revenue from the European market and in the Current Nine Month Period our rental revenue decreased by 63.0% when compared to the Previous Nine Month Period. We believe that the change in the U.S. Administration Policy on funding for offshore renewables development projects has affected our rental revenue as many European developers have cancelled or shelved many U.S offshore renewable programs including Shell, Orsted, BP and Total Energy. Net commission costs for the Nine Month Period were $782,814 compared to $525,696 in the Previous Nine Month Period, representing an increase of 48.9%.

Gross profit margins reported in our financial results may vary according to several factors. These include:

●	The percentage of consolidated net sales attributed to the Marine Technology Business versus the Marine Engineering Business and PAL. The Marine Technology Business gross profit margin may vary with the mix of products and geography from which those sales are derived from (most sales from Asia incur commission costs which impact margins). The gross profit margin yielded by the Marine Technology Business is generally higher than that of the Marine Engineering Business and PAL.

●	The percentage of consolidated net sales attributed to the Marine Engineering Business. The Marine Engineering Business yields a lower gross profit margin on generated sales which are largely based on time and materials for our Department of Defense contracts (DoD subcontracts).

●	The percentage of consolidated net sales attributed to PAL. PAL supplies acoustic sensors and materials and its gross margin for these are typically between 55 – 62%. This may vary with the mix of products and also the percentage of reported sales that are performed through sales agents during the reporting period.

●	The geography from which the sales are derived and the mix of sales within the Marine Technology Business during the reporting period as most sales derived from Asia are performed through our network of sales agents, thus incurring commission costs.

●	Level of commission on products which may vary according to volume. All our business units work with sales/distribution agents. Most of the Marine Technology Business and PAL’s sales in Asia are completed via agents or distributors. See Note 3 “Cost of Goods Sold” for more discussion on this.

●	Level of Rental Assets in the Marine Technology Business’ Rental Pool and therefore the depreciation expenses may vary accordingly.

●	The mix of engineering projects performed by our Marine Engineering Business (Prototyping Designs versus manufacturing), may also affect gross profit margins.

Marine Engineering Business

Gross Profit Margins for the Marine Engineering Business were marginally higher at 57.7% in the Current Nine Month Period compared to 57.3% in the Previous Nine Month Period. This is largely due to the types of engineering projects ongoing in the reporting period (contract manufacturing versus design and development work scopes), the former yielding a higher margin profile.

Acoustics and Materials Business (PAL)

This is a newly acquired business unit and therefore there is no comparative data for the Previous Nine Month Period. For context, Gross Profit Margin for PAL in our first Quarter 2025 was 61.7%, second Quarter 2025 was 65.4% and for the Current Quarter 54.8% (the decrease in the Current Quarter reflects higher commission costs) and for the Current Nine Month Period 60.4%. In the Current Nine Month Period PAL incurred commission costs of $99,885. PAL sells its acoustics sensors and materials globally and has several agents in Asia and therefore it incurs commission costs on sales concluded in Asia.

Marine Technology Business

In the Current Nine Month Period gross profit margin for the Marine Technology Business was 72.6% compared to 78.3% in the Previous Nine Month Period. The weakening of gross profit margins reflects higher commission costs incurred in the Current Nine Month Period and which were $670,164 compared to $523,671 in the Previous Nine Month Period, representing an increase of 28.0%, combined with more units of hardware sensor sales (which yield a lower gross profit margin) and lower percentage of units of rentals and associated engineering support services (which yield a higher gross profit margin). These factors together resulted in a decrease in gross margin.

Since there are more variable factors affecting gross profit margins in the Marine Technology Business, a breakdown of sales for this business in the Current Nine Month Period is set out below:

	July 31, 2025	July 31, 2024	Percentage
Description	Products	Products	Change
Equipment Sales	$7,800,318	$5,730,411	36.1%
Equipment Rental	697,851	1,885,732	(63.0)%
Software Sales	585,651	653,759	(10.4)%
Services	1,054,554	1,846,122	(42.9)%

Total Net Sales	$10,138,374	$10,116,024	0.2%

The increase in Equipment sales in the Current Nine Month Period is a result of an increase in sales derived from the strategic region of Asia where sales increased to $4,871,995 from $4,368,330 and sales derived from the U.S increased to $3,474,671 in the Current Nine Month Period compared to $1,660,492 in the Previous Nine Month Period and which mainly relates to DAVD technology sales.

Rental assets were significantly underutilized in the Current Nine Month Period resulting in a reduction of rental and associated services revenue due to weak demand caused by reduced offshore renewables project activities conducted by Shell, Orsted, BP and Total Energy. This is reflected in the reduction of sales from Europe, which is the region where we generate most of our rental and services revenue from. See Note 16 for more information on the composition and disaggregation of our revenue. Rental revenue in the Current Nine Month Period was $697,851 compared to $1,885,732 in the Previous Nine Month Period, representing a 63.0% decrease.

Research and Development (R&D): R&D expenditures in the Current Nine Month Period were $1,805,589 compared to the $1,524,817 in the Previous Nine Month Period, representing an increase of 18.4%. This is due to the inclusion of PAL into the Group.

●	Marine Engineering Business

During the Current Nine Month Period, the Marine Engineering Business R&D expenditure increased by 2.7% and was $121,653 compared to $118,502 in the Previous Nine Month Period. R&D expenditure is primarily incurred by the Marine Engineering Business on its Thermite® range of mission computers and other developments which the business deem will advance its business strategy. The Thermite® product line remains important to the Marine Engineering Business for growth and diversification of revenue. As we understand our customer base requirements for the Thermite® mission computers, we may incur more R&D expenditure on developing this range of products.

●	Acoustics and Materials Business (PAL)

This is a newly acquired business unit and therefore there is no comparative data for the Previous Nine Month Period. During the Current Nine Month Period, PAL incurred R&D expenditure of $284,732. R&D expenditure is incurred by this business in connection with investments it makes in developing its acoustic sensors, solutions and materials. A significant component of these expenditures comprises wages and salaries and we anticipate that R&D costs associated with this business unit will be approximately $400,000 to $450,000 on an annualized basis.

●	Marine Technology Business

During the Current Nine Month Period R&D expenditure in the Marine Technology Business marginally decreased by 0.5% from $1,406,315 in the Previous Nine Month Period to $1,399,204. R&D expenditure is incurred by this business in connection with investments in developing its products and solutions. This expenditure is an essential part of our business, as our market competitiveness is predicated on continued innovation.

			Percentage
Segment	July 31, 2025	July 31, 2024	Change

Marine Technology R&D Expenditures	$1,399,204	$1,406,315	(0.5)%
PAL R&D Expenditure	$284,732	$-	N/A
Marine Engineering R&D Expenditures	$121,653	$118,502	2.7%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Nine Month Period increased by 29.1% and were $7,814,233 compared to $6,052,350 in the Previous Nine Month Period. There are several factors which have resulted in higher SG&A costs in the Current Nine Month Period and these include:

●	The inclusion of PAL into the Group has resulted in SG&A in the Current Nine Month Period being higher by 16.6% or $1,298,765. Without the addition of PAL including the related earn out provision, SG&A costs would have increased by 5.0% (to $6,356,596 in the Current Nine Month Period compared to $6,052,350 in the Previous Nine Month Period).

●	A contingent liability of $158,872 representing 75% of the first year Earn Outs provided for under PAL acquisition agreement. This amount is subject to adjustment during the Company’s fourth quarter based on PAL’s actual total revenue and pre-tax profits for the current fiscal year.

●	The increase in non-cash charges as a component of total SG&A costs which was 16.7% or $1,308,448 in the Current Nine Month Period as compared to 10.5% or $635,999 in the Previous Nine Month Period. Non-cash charges comprise Depreciation, Amortization, Stock-based compensation and Exchange Rate Variance charge.

●	Increase in Amortization costs caused by the inclusion of PAL in the Group and which were $394,566 compared to $46,888 in the Previous Nine Month Period, representing a 741.5% increase and which is a result of the addition of PAL to the Group.

●	As a component of SG&A costs, stock based compensation charges were $196,156 compared to $86,843 in the Previous Nine Month Period, reflecting an increase in the awards of restricted stock awards both under the Plan and outside of the Plan during the Current Nine Month Period.

Key Areas of SG&A Expenditure across the Group for the Current Nine Month Period compared to the Previous Nine Month Period are:

			Percentage
Expenditure	July 31, 2025	July 31, 2024	Change
Wages and Salaries	$3,194,346	$2,748,812	16.2%
Legal and Professional Fees (including accounting, audit, tax and investor relations)	$1,318,124	$1,190,181	10.7%
Rent and operating lease	$57,680	$22,201	159.8%
Commitment and Contingency – PAL Earn Out	$158,872	$-	100.0%
Marketing (Excluding associated travel)	$287,191	$267,562	7.3%
Travel associated with marketing activities	$95,811	$50,216	90.8%

Wages and salaries in the Current Nine Month Period increased by 16.2% over the Previous Nine Month Period. This category has increased primarily due to the addition of PAL to the Group. In the Current Nine Month Period, $367,639, representing 11.5% of the total Wages and Salaries costs for the Current Nine Month Period is attributable to PAL. Without the inclusion of PAL this category would have remained broadly in line with the Previous Nine Month Period and would have been $2,826,707 in the Current Nine Month Period compared to $2,748,812 in the Previous Nine Month Period, reflecting inflation. Notwithstanding, we anticipate that on a full year basis in the fiscal year 2025 this category will increase materially over the fiscal year 2024 as we are currently operating on a reduced headcount and are seeking to recruit for several vacant positions along with expanding our management team.

The increase in the “Legal and Professional” category of expenditures in the Current Nine Month Period reflects the addition of PAL into the Group and in the Current Nine Month Period 7.9% or $104,770 of this category of expenses is attributable to PAL. Without the addition of PAL, this category would have increased by 1.9% to $1,213,354 in the Current Nine Month Period compared to $1,190,181 in the Previous Nine Month Period.

Rent and operating lease expenses – We own most of our business premises. This category of expenditure is not material for our business and relates to our Copenhagen office space and the existing lease which we assumed as part of the acquisition of PAL. The increase in lease costs in the Current Nine Month Period is attributable to PAL. We anticipate that lease costs will remain at approximately this level in fiscal year 2025.

Commitment and Contingent Liability – Based on the operating results of PAL during the Current Nine Month Period, we have included a provision for year one Earn Out of $158,872 which represents three quarters of the year one Earn Outs that would be payable if PAL meets the pre-conditions relating to revenue and pre-tax income. The remaining portion will be expensed in the Company’s fourth quarter if the pre-conditions are met, or otherwise will be reversed.

Marketing and associated travel costs: We incur marketing expenses in connection with the promotion of our goods and services. These expenses include wages and salaries of our Digitalization Team which is responsible for content creation and video production relating to our products and solutions. They also include costs associated with participation in industry trade shows, marketing events such as demonstrations of our technology and travel for marketing activities.

Overhead related costs as a percentage of net revenue for Current Nine Month Period, compared to the Previous Nine Month Period

General corporate administrative expenses in the Current Nine Month Period were $1,668,799 or 8.7% of net revenue and $1,642,771 or 10.8% of net revenue in the Previous Nine Month Period, respectively, reflecting an increase in net revenue by 26.4% in the Current Nine Month Period. For more information on general corporate administrative expenses, please see Note 15 (Segment Analysis).

Operating Income: Our income from our operating activities in the Current Nine Month Period was $3,129,685 as compared to $3,296,541 in the Previous Nine Month Period which represents a decrease of 5.1%. This is due to an increase in our Total Operating Expenses which increased from $7,577,167 in the Previous Nine Month Period compared to $9,619,822 in the Current Nine Month Period, representing a 27.0% increase as a result of the inclusion of PAL, which accounts for 16.7% of our Total Operating Expenses in the Current Nine Month Period. Without the inclusion of PAL and the related Earn Out provision discussed earlier, our Total Operating Expenses in the Current Nine Month Period would have been more in line with the Previous Nine Month Period and would have been $7,877,453 compared to $7,577,167 in the Previous Nine Month Period.

Other Income: In the Current Nine Month Period, this decreased by 19.0% and was $614,534 as compared to $758,864 in the Previous Nine Month Period. In the Current Nine Month Period $494,613 of our “Other Income” is attributable to interest earned on our rolling certified deposit accounts which are restricted for up to 3 months. Since establishing the certified deposit accounts, the applicable interest rates have decreased, resulting in the amount of interest earned reducing. See Note 7 (Composition of Certain Financial Statement Captions) for more detailed analysis of this. We anticipate that the interest earned on these certified deposit accounts will be material in the future if interest rates remain broadly the same.

Income before income taxes: In the Current Nine Month Period, we had pre-tax income of $3,744,219 as compared to $4,055,405 in the Previous Nine Month Period, representing a decrease of 7.7%. The decrease in pre-tax income is due to higher operating costs for the reasons explained earlier including the provision of the contingent liability related to the PAL Earn Outs for year one.

Net Income: In the Current Nine Month Period we had Net Income of $3,104,722 as compared to $3,319,784 in the Previous Nine Month Period, representing a decrease of 6.5%. In the Previous and Current Nine Month Periods we recorded Current Tax Expense of $692,361 and $482,683, respectively, reflecting provision for income tax in the respective periods. We also recorded a Deferred Tax Expense of $252,938 in the Previous Nine Month Period compared to a Deferred Tax Benefit of $52,864 in the Current Nine Month Period, which relates to the granting of stock awards. Our effective tax rate is subject to significant variation due to several factors including variability in our pre-tax income and/or loss and the mix of jurisdictions to which such income or losses relate, the applicability of special tax regimes, changes in tax regulations, changes in our stock price, changes in our deferred tax assets and liabilities, their valuation and foreign currency gains (losses). The mix of jurisdictions and related income or losses also affects our tax liability for GILTI. The changes under the 2025 Tax Act as they relate to GILTI, including the computation method, will be effective for the Company in its 2027 financial statements. In the Current Nine Month Period, the U.S. subsidiaries generated 34.7% of our consolidated net revenue and generated taxable income and we have recorded a provision of $394,560 for federal taxes including GILTI. The Company’s UK subsidiaries have carryforward losses and R&D Tax credits which are applied to defray a percentage of our income tax liability. We have made a provision of $297,801 for tax liability for the UK and Danish subsidiaries in our consolidated results for the Current Nine Month Period.

Comprehensive Income (loss). In the Current Nine Month Period Comprehensive Income was $3,947,067 compared to $4,305,061 for the Previous Nine Month Period. This category is affected by fluctuations in foreign currency exchange transactions both relating to our net revenue and related expenses and our assets and liabilities on our balance sheet and are largely paper losses or gains, as may be applicable in the reporting period. A significant part of the Company’s operations is based in the UK and Denmark, and therefore a significant part of our financial transactions is performed in British Pounds and Danish Kroner which are translated into USD for reporting purposes (Note 7 “property and equipment (by geographic areas) provide an indication of the split of our property). In the Previous Nine Month Period we had a gain of $985,277 on foreign currency translation adjustment transactions compared to a gain of $842,345 in the Current Nine Month Period. In the Current Nine Month Period, the USD has weakened against the British Pound and Danish Kroner (the functional currencies of our two operating foreign subsidiaries). See Table 2 under the MD&A section which concerns “Inflation & Foreign Currency”, and which shows the impact of the currency adjustments on our Income Statement and Balance Sheet in the Current Nine Month Period compared to the Previous Nine Month Period.

Liquidity and Capital Resources

As of July 31, 2025, the Company had an accumulated deficit of $4,301,769, working capital of $43,239,402, cash of $26,196,439 and stockholders’ equity of $57,271,746. For the nine months ended July 31, 2025, the Company’s operating activities provided $4,307,865 in cash.

The Company entered into a $4,000,000 revolving line of credit with HSBC NA on November 27, 2019, at prime. The outstanding balance on the line of credit was $0 as of July 31, 2025. This revolving credit line will expire on November 26, 2025, unless renewed.

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

Information regarding the effect of foreign exchange rates versus the U.S. Dollar on our net sales, operating expenses, and operating income and balance sheet items is provided to show the periods ended the three months and nine months operating results had the foreign exchange rates remained the same as those in effect in the correlated previous periods. The effect on our net sales, operating expenses and operating income along with our balance sheet items from changes in our foreign exchange rates versus the U.S. Dollar is as follows:

Information is not specified for INR as there is a limited scope of operations in this jurisdiction and therefore contributions are immaterial. However, the information for INR is included in the totals.

Table 1: Three Months ended July 31, 2025

	Based British Pounds		Based Australian Dollar		Based Danish Kroner		TOTAL USD
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	*Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
	($)	($)	($)	($)	($)	($)	($)	($)	($)
Net Revenues	3,330,437	3,148,227	-	-	1,339,765	1,257,800	4,670,202	4,406,027	264,175
Net Costs	3,868,249	3,656,615	956	977	206,584	193,945	4,082,816	3,858,793	224,023
Net profit (losses) from operations	(537,812)	(508,388)	(956)	(977)	1,133,181	1,063,855	587,386	547,234	40,152
Assets	30,530,296	29,607,524	19,136	19,442	2,666,267	2,534,376	33,227,114	32,173,243	1,053,871
Liabilities	(3,068,480)	(2,975,736)	(2,940)	(2,987)	(500,027)	(475,292)	(3,593,027)	(3,476,513)	(116,514)
Net assets	27,461,816	26,631,788	16,196	16,455	2,166,240	2,059,084	29,634,087	28,696,730	937,357

This table shows that the effect of exchange rates changes (the Current Quarter’s exchange rate compared to the Previous Quarter’s exchange rate) increased our net income from operations by $40,152 and increased net assets by $937,357, when compared to our net assets as at October 31, 2024.

Table 2: Nine Months ended July 31, 2025

	Based British Pounds		Based Australian Dollar		Based Danish Kroner		TOTAL USD
	Actual	Constant	Actual	Constant	Actual	Constant	Actual	Constant	*Total
	Results	Rates	Results	Rates	Results	Rates	Results	Rates	Effect
	($)	($)	($)	($)	($)	($)	($)	($)	($)
Net Revenues	8,683,904	8,471,026	-	-	3,921,850	3,887,690	12,605,754	12,358,716	247,038
Net Costs	10,044,757	9,798,519	4,405	4,573	624,870	619,427	10,695,813	10,444,966	250,847
Net profit (losses) from operations	(1,360,853)	(1,327,493)	(4,405)	(4,573)	3,296,980	3,268,263	1,909,941	1,913,750	(3,809)
Assets	30,530,296	29,607,524	19,136	19,442	2,666,267	2,534,376	33,227,114	32,173,242	1,053,872
Liabilities	(3,068,480)	(2,975,736)	(2,940)	(2,987)	(500,027)	(475,292)	(3,593,027)	(3,476,513)	(116,514)
Net assets	27,461,816	26,631,788	16,196	16,455	2,166,240	2,059,084	29,634,087	28,696,729	937,358

This table shows that the effect of exchange rates changes (the Current Nine Month period exchange rate compared to the Previous Nine Month period exchange rate) decreased our net income from operations by $3,809 and increased net assets by $937,358, when compared to net assets as at October 31, 2024.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of July 31, 2025. Based upon that evaluation the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Coda Octopus Group, Inc. (Registrant)

Date: September 15, 2025	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: September 15, 2025	/s/ Gayle Jardine
Gayle Jardine
Interim Chief Financial Officer

