Form 10-K
period 2025-10-31
Coda Octopus Group, Inc.
filed 2026-01-29
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

●	State issuer’s revenues for its most recent fiscal year: $26,563,126

●	State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 30, 2025 representing the last business day of the registrant’s most recently completed second fiscal quarter: approximately $37,100,000.

●	State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 11,270,575 as of January 25, 2026.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Annual Report”) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this Annual Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, customer demand, market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, tax expenses, cash flows, our management’s plans and objectives for our current and future operations, the levels of customer spending, general economic conditions, and the sufficiency of financial resources to support future operations and capital expenditures.

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

PART I

ITEM 1. BUSINESS

Overview

Coda Octopus Group, Inc. (“Coda” “the Company” or “we”), through its wholly owned subsidiaries, operates three distinct segments:

●	the Marine Technology Business (also referred to in this Form 10-K as “Products Business”, or “Products Segment” or “Core Business”);

●	Acoustic Sensors and Materials Business (also referred to in this Form 10-K as “PAL”);

●	the Defense Engineering Services Business (also referred to in this Form 10-K as “Engineering Business”, or “Engineering Segment” or “Services Business”).

Marine Technology Business

Our Marine Technology Business provides technology solutions to the underwater market and constitutes our core business. We are allocating most of our resources to this segment. It owns key proprietary and unique technology comprising its real time volumetric imaging sonar technology (Echoscope® technology) and diving technology (“DAVD” (Diver Augmented Vision Display)), both of which are intended for the underwater market, and which are used in the commercial offshore and defense sectors. It also sells other proprietary subsea products such as its geophysical hardware and software solutions, inertial navigation systems and digital audio communications system for underwater applications. All innovations, design, development and manufacturing of our products are performed within the Company. As part of our patent strategy, we endeavor to actively protect our innovations by seeking, where appropriate, patent protection.

Our imaging sonar series which is marketed under the name Echoscope®, Echoscope PIPE® and Echoscope PIPE NANO Gen Series® are used primarily in the underwater construction, offshore renewables, and offshore oil and gas, complex underwater mapping, salvage operations, dredging, bridge inspection, navigation of underwater hazard, port and harbor security, ship hull scanning, mining, commercial and defense diving, robotics, autonomous underwater vehicle market, marine sciences sectors and more broadly applications for real time 3D monitoring, inspection and visualization underwater. Uniquely, the Echoscope® technology is a single sensor for multiple underwater applications that can be used to image in 3D, moving objects in zero visibility water conditions. Competing technologies such as the multibeam is intended for mapping the seabed. However, they are not designed for imaging moving objects.

Our diving technology marketed under the name “CodaOctopus® DAVD” targets the global defense and commercial diving markets. We have two variants of the DAVD, (the tethered and untethered variants). The tethered variant is used with a connection to a surface vessel, and the untethered variant is not connected to a surface mothership for air supply. The target market for the untethered variant is the military and special forces operations divers.

The DAVD solution has the potential to radically change how diving operations are performed globally because it delivers real time information simultaneously to the divers underwater and their surface-based dive supervisors. The DAVD Head- Up Display (“HUD”) is used as a data portal for the diver while underwater. Various types of information are displayed to the diver in the HUD in real time, thereby increasing the capability of the interaction between the diver and the dive supervisor and therefore the overall effectiveness of the dive operations. When paired with our Echoscope® technology it forms a comprehensive solution for diving in zero-visibility water conditions, which is one of the biggest challenges for diving operations.

The DAVD untethered solution (“DUS”) is designed for the Defense and Military market where diving is performed without connection to a surface vessel. These divers typically performs special forces operations, mine detection and clearance or reconnaissance and surveillance. Similar to the tethered variant, the DAVD HUD is used for displaying a range of mission-related information to the diver.

DAVD’s concept of using a pair of glasses, which is capable of augmented reality display, inside the face mask, helmet or other diving suits is protected by a patent. The Company has an exclusive license to exploit this utility patent.

The Marine Technology Business operates through the Company’s wholly owned subsidiaries Coda Octopus Products, Inc., (Orlando), Coda Octopus Products Ltd (UK), Coda Octopus Products A/S (Denmark).

Acoustics Sensors and Materials Business

The Company acquired Precision Acoustics Limited (PAL) on October 29, 2024. PAL is a supplier of acoustic sensors materials, and consultancy services in the field of acoustics. PAL serves a broad base of markets such as the medical, subsea, defense, universities and research and development institutes. PAL also performs calibration services for medical devices and is accredited to ISO/IEC 17025 standard. PAL is one of only two organizations in the United Kingdom with this certification, alongside the National Physical Laboratory (NPL). Globally, only a handful of facilities hold ISO/IEC 17025 accreditation for these measurements. Ultrasonic free-field sensitivity calibration is critical for markets that require precision ultrasonic measurement, strict safety compliance, and full metrological traceability. These include regulated and high-risk applications, such as diagnostic and therapeutic medical ultrasound and defense and underwater acoustics, where free-field calibration is essential to ensure accurate beam sensitivity and minimal interference. PAL’s operations are based in the United Kingdom.

Defense Engineering Services Business (Services Segment)

Our Defense Engineering Services Businesses are suppliers of embedded solutions and sub-assemblies which they design, manufacture and sell as a component of mission critical integrated defense systems. The Defense Engineering Services Business established its business in 1977 and has been supporting a number of significant defense programs for over 40 years, including Raytheon’s Close in Weapon Support (CIWS) and Northrop Grumman’s Mine Hunting Systems Program (AQS-24). The Defense Engineering Services business model entails engineering components for integration into broader defense programs, such as the CIWS program. Typically, they are contracted to develop and supply prototypes units which are validated for broader integration into these Defense programs and thereafter, subject to meeting the acceptance criteria, these lead to contracts for manufacture, repair and upgrade for the life of the program, which can span decades. We enjoy sole source status for the parts that we design and supply into these programs. This business model ensures recurring and long tail revenues. Coda Octopus Engineering, Inc. and Coda Octopus Martech Ltd, qualify as small businesses. This opens opportunities under state requirements to collaborate with Prime Defense Contractors on these programs. A significant part of the revenue generated by the Defense Engineering Services Business is highly concentrated and is usually derived from a small number of prime defense contractors such as Raytheon, Northrop, Atlas Electronics or Thales Underwater. In any one financial year, between 20% to 30% of our consolidated revenues may be derived from these customers either alone or collectively.

The Defense Engineering Services Businesses operate through our wholly owned subsidiaries, Coda Octopus Engineering, Inc (“COEI”), which is based in Salt Lake City, Utah and which we acquired in 2007, and Coda Octopus Martech Limited (“Martech”), which is based in Portland, United Kingdom which we acquired in 2006.

Cross-Group Synergies

Our Marine Technology business, PAL, and the Defense Engineering Services Business operate as a fully integrated capability, combining shared customer relationships, complementary technologies, and deep specialist engineering expertise. Together, they deliver end-to-end solutions in underwater acoustics and measurement, supported by the design and manufacture of robust, ruggedized systems engineered for deployment in demanding and hostile environments. These capabilities span the entire technology value chain, from acquisition and processing through to computation, analysis, and visualization.

The Group increasingly operates on a collaborative basis, with each business drawing on the strengths of the others to deliver complex customer programs and coordinated responses to broader-scope tenders. Our Defense Engineering Services Business plays a central role in the Group’s growth strategy, providing the engineering depth and systems expertise required to accelerate innovation and enhance the delivery of technology solutions across the Marine Technology portfolio.

This integrated operating model enhances the Group’s control over intellectual property and reinforces its competitive position. PAL’s recognized expertise in ultrasonic and acoustic measurement underpins the Group’s core technologies and continues to shape the development and evolution of integrated, value-led solutions based on proprietary technology.

Key Pillars for our Growth Plans

Our volumetric real time 3D imaging sonar technology (the Echoscope® technology) and our DAVD are our most promising products for the Company’s near-term growth.

The Echoscope® is widely used in the commercial offshore marine market for a wide range of activities from real time 3D monitoring, salvage and recovery, placements and landings, mining, etc. The biggest market opportunity for scalable growth around the Echoscope is in the defense sector which is undergoing structural and transformational changes through the deployment of new classes of underwater vehicles, including manned, unmanned surface, and fully autonomous platforms. These platforms vary in size, from large vehicles exceeding 85 feet in length and weighing over 85 tons, to compact, one-person-deployable systems. A common requirement across all platforms is the need for reliable underwater vision. This capability is essential for safe and accurate navigation, situational awareness, environmental understanding, data collection, and mission execution. The Echoscope directly addresses these needs by providing high-resolution, real-time 3D imaging in complex underwater environments. The defense sector deploys these underwater vehicles for a range of mission-critical applications, most notably Mine Countermeasures, Anti-Submarine Warfare, Surveillance and Reconnaissance, and Infrastructure Protection (such as undersea cables). The Echoscope is currently being evaluated for integration into active future defense programs.

All next-generation defense vehicle programs share a common objective of integrating advanced technologies and enhanced capabilities. Central to this evolution is the development of smarter vehicles equipped with tools like the Echoscope® which deliver real-time, three-dimensional data (live XYZ data) for informed real time decision-making. Its versatility across a wide range of defense mission applications supports the consolidation of sensor suite requirements on these platforms. A key advantage lies in addressing SWaP (Size, Weight, and Power) constraints. With the potential to reduce the number of active sensors on these platforms the Echoscope offers the opportunity to lower power consumption and overall vehicle weight and directly contributing to extended mission durations. This capability represents a unique and valuable benefit which the Echoscope brings to the defense underwater vehicles programs.

The launch by the Company of its Echoscope PIPE NANO Gen Series® in fiscal year 2025, our ultra-compact real time 3D imaging sonar marks a critical step in enabling next-generation subsea AI enabled autonomy. As the subsea industry transitions from vessel-intensive, human -in-the-loop workflows, NANO Gen Series provides the real time 3D perception required to unlock scalable, software driven autonomy across a growing range of platforms. It functions as a core perception sensor for AI-enabled platforms, supporting navigation, obstacle avoidance, target recognition and guidance and adaptive mission execution with reliance on bandwidth limited communications or post-processing capability. The introduction of our NANO Gen Series which is a shade bigger than a smartphone, is a significant leap forward as it positions the Company to address a broad swathe of the underwater vehicle market, where these vehicles are increasingly becoming smaller. With the introduction of our NANO Gen sonar series in fiscal year 2025 we saw real progress in the Defense underwater vehicle market and have had several key and successful trials with the new NANO sonar as it is aligned with the strongest growth drivers in the subsea market for autonomy, Edge AI, reduced operational costs and scalable deployment. By enabling higher levels of autonomy and mission efficiency in a single, compact sensor, NANO Gen Series strengthens the Echoscope’s role as a critical sensor to the next generation of intelligent subsea platforms.

We also believe that the DAVD system, which is a relatively new technology and presents significant capabilities to the diving market, is poised to radically change the way diving operations are performed globally by providing a fully integrated suite of sensor data shared in real time by the diver and the dive supervisor on the surface. Current diving is done largely by voice command missions from the topside using disparate suite of systems for video data, communications, and positioning.

The DAVD tethered variant is now a commercial offering and is in the early stages of adoption with the US Navy in over 14 commands. We continue to work to achieve adoption in the global market.

The DAVD untethered solution (DUS) presents the biggest market opportunity for DAVD technology. In the USA alone there are over 14,000 divers that could utilize this solution including U.S. Special Operations Forces (SOF), EOD (Explosive Ordnance Disposal), US Army, Marine Corps, US Coast Guard, first responders and law enforcement.

In the Fiscal Year 2024, the DAVD untethered solution was the subject of a joint funded U.S and Foreign Navy program, the DUS Hardening Program, under which the DAVD technology was adapted and hardened for SOF applications. During the fiscal year 2024 we made significant progress by delivering major project deliverables such as a new generation head up display (DAVD HUD), which is in a much smaller form factor and higher resolution. Following the successful completion of the DUS Hardening Program, we made further progress during the fiscal year 2025 when we received the first production order for the untethered variant and delivered 16 DAVD Untethered Systems for the U.S Navy MK16 Rebreather system. These are the culmination of extensive field testing and direct feedback from operational divers. The production unit is now undergoing final approval for Authorization for Navy Use (ANU). This is an essential approval process which permits the system to be used in live operation. We also delivered all program deliverables under the DUS Hardening Program to a foreign navy sponsor including training on the DUS, which now enables this navy to move to the next stage of their evaluation by introducing this technology to their internal users. In the 2025 FY we also received our first small batch order for DAVD system from a very influential European-based foreign navy, and we are contracted to provide training in our second quarter of fiscal 2026 to this navy.

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

Our corporate structure is as follows:

Coda Octopus Group, Inc.
USA
Products Segment
Acoustic Sensors and Materials Business
Services Segment
Marine Technology Business
'Products Segment'
Marine Engineering Business
'Services Segment'
Precision Acoustics Ltd.
Dorchester, UK
Coda Octopus Martech Ltd.
Portland, UK
Coda Octopus Engineering Inc.
Salt Lake City, USA
Coda Octopus Products Inc.
Florida, USA
Coda Octopus Products Ltd.
Edinburgh, UK
Coda Octopus R&D Ltd.
Edinburgh, UK
Coda Octopus Products Pty Ltd.
Australia
Coda Octopus Products A/S
Denmark
Coda Octopus Products (India) Pty Ltd.
India

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

In December 2002, Coda Octopus Ltd acquired OmniTech AS, a Norwegian corporation, which became a wholly owned subsidiary of the Company, and which subsequently changed its name to Coda Octopus R&D A/S. At the time of acquisition, this company had been engaged for over ten years in developing a revolutionary imaging sonar technology capable of producing real time three-dimensional (“3D”) underwater images for use in subsea activities. Coda Octopus Products Limited (Edinburgh based) then developed our visualization software (Underwater Survey Explorer) to control and display the images from the real time 3D sonar device. This technology is now marketed by us under the brand name “Echoscope®”, Echoscope PIPE® and Echoscope PIPE NANO Gen Series®. All activities of this now-defunct Norwegian subsidiary, Coda Octopus R&D A/S, have been transferred to Coda Octopus Products Limited (Edinburgh).

On July 13, 2004, the Company effected a reverse merger pursuant to the terms of a share exchange agreement between The Panda Project, Inc. (“Panda”), a Florida corporation, and a now defunct entity affiliated with Coda Octopus Ltd. (“Coda Parent”). Panda acquired the shares of Coda Octopus Limited, a UK corporation and a wholly owned subsidiary of Coda Parent, in consideration for the issuance of a total of 1,432,143 shares of common stock to Coda Parent and other shareholders of Coda Octopus Limited. The shares issued represented approximately 90.9% of the issued and outstanding shares of Panda. The share exchange was accounted for as a reverse acquisition of Panda by Coda. Subsequently, Panda was reincorporated in Delaware and changed its name to Coda Octopus Group, Inc.

In June 2006, the Company acquired Coda Octopus Martech Limited (“Martech”), which is part of our Defense Engineering Services Business. This is an English corporation.

In April 2007, the Company acquired Coda Octopus Engineering, Inc. (“COEI”), formerly known as Colmek Inc., which is part of our Defense Engineering Services Business. This is a Utah corporation.

In December 2013 Coda Octopus Products Limited established Coda Octopus Products Pty Ltd (Australia) to grow our presence in Australia and New Zealand. These activities were interrupted by the Coronavirus Pandemic in 2020 and since then we have not had personnel on the ground and therefore these operations have been slow to regain momentum.

On October 29, 2024, we acquired into the Group, Precision Acoustics Limited - “PAL” - a company established under the laws of England. This company was acquired to gain access to its expertise and expand our capabilities and offering to the market. It was also acquired to leverage its existing technologies and expertise, which are used in other market sectors, into one of our main markets, the subsea market.

Coda Octopus Group, Inc., is organized under the laws of the State of Delaware as a holding company that conducts its business through its subsidiaries, several of which are organized under the laws of foreign jurisdictions, including England, Scotland, Denmark, Australia and India. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries. These companies’ operations must comply with the laws of the countries under which they are incorporated, and these laws are likely to be different from the equivalent laws of the United States.

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

Marine Technology Business (“Products Segment”)

Our Marine Technology Business develops proprietary solutions for both the commercial and defense subsea market. The range of solutions which it offers to the market are complementary and include:

Product	Family	Composition
Real time volumetric imaging sonar	Echoscope®/ Echoscope PIPE® range, Echoscope PIPE NANO Gen Series® range	Hardware and Software
Diving Technology	DAVD range	Hardware and Software
Digital Audio Communications System	Voice HUB_4	Hardware and Software
GNSS-Aided Navigation Systems (providing heading, pitch, yaw and roll data at sea)	F280 Series®	Hardware and Software
Geophysical Solutions (used in conjunction with sidescan and sub-bottom data acquisition)	DA4G®, GeoSurvey® and Survey Engine	Hardware and software

These products and/or solutions are sold, rented or leased into various marine sectors such as:

●	Marine geophysical survey
●	Offshore Renewables (“Wind Energy”)
●	Underwater construction, inspection and monitoring
●	Diving Companies
●	Commercial and Defense Diving
●	Salvage and decommissioning
●	Oil and Gas (O&G”)
●	Robotics
●	Autonomous underwater vehicles
●	Commercial fisheries
●	Environmental, mammal and habitat monitoring
●	Underwater Defense Applications
●	Underwater vehicles
●	Port and Harbor Security, law enforcement and first responders
●	Research and education

1. Geophysical Range of Products

The Geophysical range of products is marketed under the brands DA4G®, GeoSurvey® and Survey Engine®. We started our business in 1994 designing and developing the GeoSurvey® software and hardware package for acquisition and processing of sidescan sonar and sub-bottom profiler data. For over two decades, our GeoSurvey has been an industry leading software package in the market for data acquisition and interpretation and provides feature rich solutions and productivity enhancing tools for the most exacting survey requirements. Designed specifically for sidescan and sub-bottom data acquisition, GeoSurvey® has been purchased by numerous leading survey companies throughout the world and has been the workhorse for processing data for Oil & Gas companies for many years. DA4G is a hardware acquisition system and both GeoSurvey® and Survey Engine® are complementary software packages which are used for processing the data post-acquisition.

2. Inertial Positioning and Attitude Measurement Systems (“Motion Products”)

We have been selling our GNSS Aided Inertial Measurement Systems for over 20 years. Our current generation of F280 Series® was released to the market in 2021 and is used to provide data on accurate positioning, heading, pitch, roll and yaw at sea. The F280 Series® is an advancement of our F180® series and is highly complementary to our real time Echoscope® sonar series and they are packaged together to provide a more comprehensive solution. The products within the F280 Series ® range can be sold with or without our Echoscope®.

3. Real Time Volumetric Imaging Sonars (ranging from 3D/4D, 5D and 6D)

We design, develop and supply what we believe is the world’s most advanced series of real time volumetric imaging sonar (Echoscope®, Echoscope PIPE® and recently added Echoscope PIPE® NANO Gen Series). This is the culmination of over 25 years of research and development. Our sonar innovations are multi-tiered and extend to hardware, firmware and software, all of which co-exist and are co-dependent on each other. In other words, hardware, firmware and software operate as sub-systems to each other. We believe that the highly complex nature of this new technology will make it extremely difficult to reverse engineer our sonar products.

Prior to 2018, we were selling our third generation of Echoscope imaging sonar (3G Sonar Series which were of limited application due to size, weight, power and price (SWAPs)). In January 2018, we launched our 4G Sonar Series which were largely form factor revisions, and removed the SWAPs issues. Building on our 4G developments, we continued our innovation and in 2021 released our latest generation of sonar, Echoscope PIPE® to the market which advanced the capabilities of the technology and antecedent sonar products significantly. We continued investing in our Echoscope Technology and in 2025 based on our breakthrough technology chip set, we were able to introduce our new Echoscope PIPE NANO Gen Series® which is significantly reduced in form factor (a shade bigger than smartphones) and further opens the opportunities for our technology in the small underwater vehicles space, drones and robotics and platforms designed for autonomy and AI driven requirements.

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

About the Company’s 5D and 6D PIPE Sonars Innovations

The acronym PIPE stands for Parallel Intelligent Processing Engine.

5D and 6D imaging sonars are new to the subsea market and constitute an innovation by the Company.

5D Sonars (Echoscope PIPE®)

The Company’s 5D Sonars is capable of processing and utilizing much more of the data that is acquired and processed by our latest PIPE volumetric imaging sonars. Prior to this, due to limitation of processing technologies, there was an upper limit to the amount of data our antecedent sonars could acquire and process. This meant that in the previous generation of sonars (3G and 4G series) when a signal was emitted, they returned a single range and intensity value per beam. In our 5D Sonars we return multiple range and intensity values per beam (Full Time Series data). This new capability provides more information about the underwater environment.

6D Sonars (Echoscope PIPE®)

The Company’s 6D Sonars process and utilize much more of the data acquired by the sonar. 6D Sonars generate multiple real time 3D full time series images. The latest PIPE technology generates multiple 3D images simultaneously in real time using different sonar/acoustic parameters (such as different beamforming methods, frequency, range, field of view, pulse length and other acoustic filters or shading). This allows for different data sets to be provided to different parts of the survey team in real time (thus consolidating the sensors and the associated costs and effectiveness of the solution). We are not aware of any sonar that offers either 5D or 6D Capability.

Echoscope PIPE NANO Gen Series®

The Company’s NANO Gen Series sonars were introduced during third fiscal quarter of 2025. The NANO Gen Series is pivotal for the Company as it addresses the small underwater vehicles, drones, autonomous and robotics platforms which is a growing part of the underwater vehicles market – where these are getting increasingly smaller. The biggest market opportunity for our scalable growth around the Echoscope is in the defense sector which is undergoing a major transformation through the deployment of new classes of underwater vehicles, including manned, unmanned surface, and fully autonomous platforms which are becoming increasingly small. The introduction of NANO is important as it positions the Company to address a broader swathe of the imaging sonar market. We believe our NANO Gen Series is aligned with the strongest growth drivers in the subsea market by enabling higher levels of autonomy and mission efficiency with a single ultra compact sensor supporting multiple high-value use cases including subsea navigation, inspection, 3D modeling, 3D perception, seabed imaging and change detection and therefore allowing operators to consolidate hardware, reduce integration complexity and lower the total system cost. This multi-mission flexibility positions NANO Gen Series as a platform-agnostic technology for AUVs, ROVs, hybrid vehicles, resident subsea systems and future autonomous fleets.

Echoscope® Software

The Echoscope® technology is used in conjunction with our internally developed software (USE, Construction Monitoring System (CMS), 4G USE®, 4G USE® DAVD Edition and 4G USE® DAVD Flex Edition). The software is a critical component of the capabilities and features of our sonar series.

Our software development capability is an important part of our strategy to maintain our lead in designing, manufacturing, and selling state-of-the-art real-time volumetric imaging sonars and our DAVD System. It also allows us to be responsive to our customers’ requirements for new features and capabilities around our solutions.

We have now launched our fourth-generation multi-sensor software platform which is marketed under the name “4G USE®”, which is a multi-sensor platform allowing users to bring in and utilize a variety of sensor data including sonar, positioning, camera, lidar, video processing and other sources of point cloud data and seamlessly merging above and below the water data captured from the sonar and camera. It is also the platform for our DAVD software, and this module is marketed under the brands 4G USE® DAVD Edition and 4G USE® DAVD Flex Edition and our new 4G USE® Obstacle Detection/Avoidance software.

Diver Augmented Vision Display (DAVD) System – Diving Technology

Funded by the Office of Naval Research (“ONR”) through its Future Naval Capabilities (FNC) program, and in close collaboration with NAVSEA 00C3 and Naval Surface Warfare Center, Panama City Division (“NSWC PCD”) we have developed a cutting-edge Augmented Reality (AR) technology (DAVD), purpose-built product to enhance diver safety, performance and situational awareness in low-visibility and technically demanding underwater environments.

DAVD is a complete end-to-end diver management solution incorporating as a key element a high-resolution, fully transparent glass head-up display (“DAVD HUD”), integrated directly inside the diving helmet (for hard hat surface air supply diving) or full-facemask (for tethered and untethered defense, commercial and recreational diving applications) or diving suits.

Problem In Context

The concept of using a pair of transparent glasses in the HUD to render real time information for underwater applications is protected by patent and Coda Octopus has an exclusive license from United States Department of the Navy at NSWC PCD to exploit this patent for all underwater diving activities.

The US Government, as represented by Secretary of the Navy (Arlington, VA), describes the challenge for divers in an abstract from their patent application as follows:

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

The DAVD solution is currently in early-stage adoption with the US Navy and enjoys the benefit of the classification Authorization for Navy Use (ANU) item for the Tethered variant. DAVD also is certified for CE markings which covers compliance with the European Union and the United Kingdom health environmental and health and safety requirements.

We continue to evolve the DAVD technology. We delivered the new generation of DAVD HUD at the end of fiscal year 2024 and following the completion of the DUS Hardening Program, which funded the adaptation of the DAVD technology for the special forces sector, we delivered 16 DUS new generation systems which are now the subject of evaluation for broader adoption by this community of users.

During fiscal 2025 we received contracts for several funded programs for the incorporation of the DAVD technology into diving apparatus including diving masks and diving suits including DSEND (Deep Sea Expeditionary with No Compression System). DAVD is being leveraged as a critical life support and visualization component, enhancing diver safety and mission effectiveness by delivering real time life support data via the DAVD HUD and 3D situational awareness through Echoscope technology. These initiatives exemplify the growing recognition of DAVD and Echoscope technologies as mission-critical tools in the evolving landscape of advanced military diving and underwater operations.

Marine Technology Business Accreditations

Coda Octopus Products Limited has the requisite accreditations for its business including being Lloyds Register accredited to ISO 9001:2015 and Cyber Essentials Plus certification.

Acoustic and Materials Business (Precision Acoustics Limited (“PAL”))

PAL is a recognized leader in the ultrasound and acoustic measurement field. Specializing in acoustic hydrophone design and innovative acoustic materials, they provide a comprehensive range of products and solutions, with a primary focus on medical imaging and Non-Destructive Testing (NDT). NDT is used to validate the viability of structures such as aircraft, ship hulls, wellheads and other subsea structures. Their expertise extends to working closely with national and global standard-setting bodies (such as the National Physical Laboratory of the UK), contributing to the establishment of the primary measurement standards in the industry. PAL also performs calibration services for medical devices and is accredited to ISO/IEC 17025 standard. PAL is one of only two organizations in the United Kingdom with this certification, alongside the National Physical Laboratory (NPL). Globally, only a handful of facilities hold ISO/IEC 17025 accreditation for these measurements. Ultrasonic free-field sensitivity calibration is critical for markets that require precision ultrasonic measurement, strict safety compliance, and full metrological traceability. These include regulated and high-risk applications, such as diagnostic and therapeutic medical ultrasound and defense and underwater acoustics, where free-field calibration is essential to ensure accurate beam sensitivity and minimal interference.

PAL has the requisite accreditations for its business including being Lloyds Register accredited to ISO 9001:2015 and Cyber Essentials Plus certification and ISO/IEC 17025 covering ultrasonic hydrophone calibration capabilities—specifically in Ultrasonic Free-Field Sensitivity.

Defense Engineering Services Businesses (“Services Segment”)

Our Defense Engineering Services Businesses comprise Coda Octopus Engineering, Inc. (“COEI”) which is based in Salt Lake City and Coda Octopus Martech Limited which is based in Portland, UK.

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

These arrangements often give the Defense Engineering Services Businesses long term preferred/sole supplier status for the sub-components they supply into these programs and provide them with opportunity to participate in any requirements for technology refresh or obsolescence management for the components supplied. They generally use these long-standing relationships to win more contracts with these customers.

In order to grow, the Defense Engineering Business relies on increasing the number of new programs it attracts annually. In addition, we are increasingly combining our engineering capabilities with our product offerings. This enables us to offer systems which are complete with installation and support to maximize the utilization of our collective expertise to advance our technologies.

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

Coda Octopus Engineering, Inc. (“COEI”)

COEI, which is US-based, is a supplier of embedded solutions and sub-assemblies which they design and manufacture and sell into mission critical integrated defense systems such as the Close-In-Weapons System (CIWS). This business was established 1977 and has been supporting several significant US defense programs for over 45 years, including Raytheon’s CIWS and Northrop Grumman’s Mine Hunting Systems Program (AQS-24). This business was at the heart of technology for search and recovery of the Titanic in 1985 with its long-range telemetry system for underwater instrumentation. COEI’s business model entails designing sub-assemblies which are components of broader defense programs. COEI is the sole source for the hardware and software components that they supply to these programs. This business model ensures recurring and long tail revenues since we continue to supply parts, typically for the life of the program, which can span decades. Their work scope typically extends to both hardware and software design.

COEI has the requisite accreditations for its business, including being Lloyds Register accredited to ISO 9001:2015 and NIST (National Institute of Science and Technology) 800-171 certification.

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

COEI markets its products through its internal sales team, website, industry events and a network of non-exclusive agents in the US and Canada.

Martech markets its products through its internal sales team, website and industry events.

Competition

Marine Technology Business

In our Marine Technology Business, we are exposed to the following competitive challenges:

Real Time 3D/4D/5D and 6D Volumetric Sonar (Echoscope® Technology)

A significant portion of our revenue is generated from our Echoscope® technology.

Within the domain of real-time 3D imaging, we are aware of only a single recent entrant to the market: WaterLinked AS. The specific capabilities and intended applications of their sonar system remain uncertain; however, publicly available datasheets indicate that it is designed solely as an acoustic camera with a notably limited imaging range and crucially limited resolution. Consequently, the product appears to offer limited performance and remains at a nascent stage of technological development.

Entry into this market depends upon specialized marine electronics, acoustic, know-how, and software development skills. The learning curve, which has resulted in the advancement of our real time 3D sonar device, is the culmination of two decades of research and development in this field.

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

Specifically, we believe that they do not have the same capabilities as our Echoscope® technology in terms of real time inspection and monitoring by generating 3D, 4D, 5D and 6D images of moving objects underwater including in environments in low or zero visibility conditions. Notwithstanding it should be noted that Teledyne has acquired a significant number of substantial subsea companies (examples are Reson and BlueView). Teledyne has much greater resources, liquidity and market reach than our Company and has many operating verticals. We therefore can give no assurance that companies such as these will not enter this market. Furthermore, companies such as Kongsberg Gruppen and Teledyne can expend significantly more in any one fiscal year on R&D and Business Development, key pillars for increasing market share of underwater imaging sonars, than the Company. Notwithstanding, we believe that our recent development and introduction of 5D/6D - Echoscope PIPE® sonar capability in conjunction with our software (4G USE® a multi-sensor platform) further distinguishes our volumetric sonars and significantly extends our lead in real time 3D/4D/5D and 6D Imaging of moving objects underwater over competitors in the subsea imaging market. Furthermore, we believe that the addition of Precision Acoustic’s expertise in this area will help the Company in maintaining its lead in this area. We are not aware of any other imaging sonars in the market capable of generating real time 5D and 6D imagery underwater, which are Coda Octopus inventions. The innovations around Echoscope PIPE® are the subject of numerous patent applications. We have been awarded US 10,718,865 and US 10,816,652 patents which concerns a method of compressing beamformed data and method of compressing sonar data, respectively. These two patents are important “method patents” since we are handling significantly more data than in our previous generation of sonars.

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

The DAVD system provides a unique diver centric system with localized and external sensors to provide increased safety, scene awareness and vital communication in the form of Digital Audio, Ultra-Low-Light Video, Text and technical instruction and access to a complete media hub for effective communication between diver and supervisor. The DAVD system provides the following capabilities:

●	Fully Transparent High-Definition HUD mounted internally within supported Dive Helmets and Dive Masks, including Kirby Morgan KM37, KM37SS, KM97 and SL17 Helmets, as well as the Interspiro Divator MK II, OTS Guardian and Dräger Panorama Nova Dive, Diveways and DSENDs.
●	Fully integrated 1st person perspective digital low-light camera with advanced video processing and real-time edge enhancement for Diver and Dive Supervisor
●	Fully integrated noise-cancelling Digital Audio at source, replacing legacy communications
●	Integrated Diver Head Tracking for accurate 3D scene visualization with full support for subsea positioning systems for accurate Diver positioning
●	Telemetry Information on demand including Dive Timers, Depth and Compass Heading, Live position Lat/Long (when connected to external diving positioning system), Waypoint Range and Bearing as well as external Dive Computer data
●	Instant Digital Voice and Text Communication between Dive Supervisor and Diver, including auto and pre-defined messaging
●	Transmit unlimited on-demand media to Diver including Images, Instructional Videos, Technical Drawings and other assets to assist in live operations
●	Creation and transfer of unlimited step-by-step mission instructions with text, video and image support for common diver tasks and operations
●	Full Mixed-Reality 3D Display for Diver using live Sonar, pre-surveyed Sonar data and 3D models
●	Divers HUD Display fully adjustable between 2D Mode, and 3D Mode with 1st person and 3rd person perspective

There are several diver related products and sensors that can be worn by the diver such as telemetry systems, navigational aids, dive computers, video and sonar systems and probes and sensors such as magnetic and thickness. Each of these systems typically have an independent display, typically on the device or wrist worn.

Video systems generally provide no direct benefit to the diver and are intended for top-side visualization. The DAVD provides video data directly to the diver.

More recent advances in technology have introduced head mounted display (HMD) as either replacement or as additional display close to the divers’ eyes. These are typically presented in the form of a monocular display mounted externally to the divers’ mask in which the diver must look at this display through a single eye. These are not intended for long term use and are more for occasional glance at data for reference. Dual HMDs are also provided in certain products to replace what the diver can see through the mask with a computer display.

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

Acoustic Sensors and Materials Business

PAL sells several products, some of which are customized for the customer’s specific application. It is exposed to the following competitive challenges:

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

Single element Transducers Market

PAL supplies single element transducers. There are many suppliers of ultrasonic transducers including Olympus, USA, Imasonic, Besancon, France; Vermon, France; Sonatest, UK; Waygate Technologies, USA as well as numerous smaller organizations in China. However, these competitors offer commercial-off-the-shelf (COTs) products whereas PAL offers custom design single element transducers based on its customers’ specifications and therefore competition is limited for this specialist customization capability.

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

Defense Engineering Services Businesses

COEI and Martech compete with larger contractors, such as the primes, in the defense industry. Typical among these are Ultra Electronics, Atlas, BAE Systems, Thales Underwater, Raytheon and Northrop Grumman, all of whom are also partners on various projects. The strongest competitors are often the prime contractors themselves as they predominantly have the option to execute the work package internally as opposed to subcontracting with us.

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

Our patent portfolio consists of the following:

Patent No.	Description	Expiration Date
US 7,466,628	Concerns a method of constructing mathematical representations of objects from reflected sonar signals	January 1, 2027
US 7,489,592	Concerns a method of automatically performing a patch test for a sonar system, where data from a plurality of overlapping three-dimensional (3D) sonar scans of a surface, as the platform is moved, are used to compensate for biases in mounting the sonar system on the platform	March 5, 2027
US 7,898,902	Concerns a method of representation of sonar images allowing 3D sonar data to be represented by a two-dimensional image	June 13, 2028
US 8,059,486	Concerns a method of rendering volume representation of sonar images.	April 16, 2028
Japan 5565964	Concerns a method for drilling/levelling by an underwater drilling/levelling construction device	January 13, 2031
Japan 5565957	Concerns a method of construction management for a 3D sonar device	October 13, 2030
US 8,854,920	Concerns a method of volumetric rendering of 3D sonar data sets	June 22, 2033
US 9,019,795	Concerns a method of object tracking using sonar imaging through point matching between 3D data sets	November 30, 2033
US 10,088,566	Concerns a method of object tracking using sonar imaging using a bounding sphere for object tracking	November 25, 2036
US 10,718,865	Concerns a method of compressing beamformed sonar data	March 1, 2039
US 10,816,652	Concerns a method of compressing sonar data	October 28, 2038
US 11,061,136	Concerns a method of tracking unknown possible objects with sonar	March 28, 2039
US 11,204,108	Concerns a method of predicting and adjusting the laying of cable using sonar imaging.	March 22, 2039
US 11,448,755	Concerns a method of correcting beamformed data through split aperture beamforming	June 3, 2041
US11,579,288	Concerns a method of pseudo random frequency sonar ping generation for the purposes of data and hardware cost reduction	April 14, 2038
JP7224959	Concerns a method of compressing sonar data	February 28, 2038
US10, 877,282	Head Up Display System for Underwater Face Plate (within an underwater dive helmet or dive mask)	License for exclusive use granted to Coda Octopus.
US 11,846,733	Concerns a method of stabilizing sonar images	October 30, 2035
JP 7403226	Concerns a method of pseudo random frequency sonar ping generation to reduce data and hardware cost	April 14, 2038
US 11,874,407	Concerns technologies for dynamic, real time, four-dimensional volumetric multi-object underwater scene segmentation	September 30, 2041
US11,789,146	Concerns a combined method of location of sonar detection device	August 5, 2039

Trademarks

We own the registered trademarks listed below and they are used in conjunction with the products that we market and sell:

Coda®, Octopus®, CodaOctopus®, CodaOctopus & Design®, Octopus & Design®, F180®, F280®, F280 Series®, Echoscope®, Echoscope 4G®, Echoscope 5D®, 5D Echoscope®, Echoscope 6D®, 6D Echoscope®, Echoscope PIPE®, Ping-Pong Echoscope Sonar®, Ping-Pong Echoscope®, Ping-Pong Sonar®, Echoscope Sequencer® 4G Underwater Survey Explorer®, 4G USE®, Echoscope Sequencer®, Survey Engine®, Dimension®, DAseries®, Echoscope PIPE NANO Gen Series®, Echoscope PIPE 6G NANO®, GeoSurvey® CodaOctopus® Air, CodaOctopus® Vantage®; CodaOctopus® UIS; CodaOctopus® USE, Sentiris®, Thermite®; PA and PA Precision Acoustics.

In addition, we have registered several internet domain names including www.codaoctopus.com; www.codaoctopusgroup.com; www.codaoctopusengineering.com; www.colmek.com and www.martechsystems.co.uk; www.codaoctopusmartech.com; and www.acoustics.co.uk.

Research and Development (“R&D”)

Research and Development is foundational to our business strategy to ensure our growth strategy and maintain our competitiveness. The main costs that are incurred in this area are wages and salaries, researching, prototyping, and validation and testing. The acquisition of PAL into the Group on October 29, 2024, may result in an increase in R&D expenditure as we seek to take advantage of PAL’s expertise with a view to bringing more products and solutions to the market.

Our products are complex and therefore we can give no assurance that even with spending a significant part of our resources on R&D, we will be successful in our development goals or realize significant monetization of these developments or new technologies may not surpass our R&D innovation by the time these are realized as products or capabilities. Furthermore, even following the launch of any product we may not succeed. Moreover, we may incur significant research and development expenditures without realizing viable products.

Government Regulation

We sell our products and services internationally and therefore we are subject to numerous laws concerning general business regulations in the various jurisdictions in which we operate. Governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs) may have a material impact on our business and directly affect our revenue and business prospects. We are also subject to compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties. We are subject to laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans, and taxes.

Furthermore, many of our products are subject to export control regimes including in the United States, United Kingdom, Denmark, and Australia. Where our products are subject to such export control requirements, they may only be exported to our customers if there is a valid export license granted by the relevant government body. Moreover, these regulations may change from time to time in these jurisdictions, including the United States, depending on the existing relationship with the country to which the goods are exported. Increasingly the area of export control of technologies is used as a political tool and therefore inherently fluid and uncertain – making business decisions even more complex. Our international activities are significant to our revenues and profits (see Note 16 “Disaggregation of Revenue”). We are therefore dependent on obtaining, on a timely basis, export licenses to many foreign jurisdictions including China. Furthermore, we may expend significant financial and other resources, including investment capital in a country to increase sales. However, changes in government trade policy including policy on exporting technology may affect our ability to sell our technology and therefore impact on our growth prospects.

In addition, as a supplier to US Government Bodies such as the Department of Defense (“DoD”), we may be subject to numerous laws and regulations relating to the award, administration, Defense Federal Acquisition Regulations (“DFARs”) and performance of US Government contracts, including the False Claims Act. Non-compliance found by any one agency could result in fines, penalties, debarment, or suspension from receiving additional contracts with all US Government agencies. Given our dependence on US Government business, suspension or debarment could have a material adverse effect on our business and results of operations. In addition, the costs of complying with some of the regulations including DFARS may be prohibitive.

We are dependent on Government funding for a significant part of our revenue generation. To secure certain types of Defense contracts, we need as a pre-requisite to meet DFAR on security (including regulations on the type of IT system which must be in place, receiving, handling and storing certain classes of materials). In many instances we do not hold these credentials, and we may therefore not qualify to compete for such contracts.

We are also required to maintain certain accreditations including ISO 900 accreditation, Cyber Essentials, Cyber Essential Plus.

Employees

As of the date hereof, we employ approximately 100 employees worldwide, of which 10 hold management positions. A large majority of our employees have a background in science, technology, software and hardware engineering, with a substantial part being educated to a degree level. A number of our employees hold PhD’s in the area of their specialization. None of our employees are employed under a collective agreement and we have not experienced any organized labor difficulties in the past.

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

None.

ITEM 1C. CYBERSECURITY.

Risk Management

The Company has designed and implemented processes to identify, address and mitigate risks from cybersecurity threats. Our current processes, which are subject to change as best practices evolve, include:

(I)	maintenance of cyber security certifications (such as Cyber Essential Plus). The Cyber essential scheme is a certification scheme designed to show that an organization has a minimum level of protection in cyber security through annual assessments to maintain the certification. This certification is issued by third party service providers who annually review the Company’s security controls around its Information Technology Infrastructure (“ITI”) and business practices to determine the Company’s vulnerability to cyber security threats. We also implement all recommendations which may come out of the certification assessments process.

(II)	As part of our day-to-day management of our business, we perform ongoing monitoring of ITI for access violations to our IT systems, weaknesses, changes or other threats.

(III)	We actively monitor the bulletins that may be issued by National Cyber Security Bodies, which are a good source of information on current trends and methods relating to cyber-attacks. We review this information and adapt our business practices as may be prudent and feasible.

(IV)	We have established an internal cross-group committee (Cyber Security Management Committee (“CSMC”) designating the area of cyber security risk management as “business critical”. The CSMC, under the guidance of the Board of Directors, is responsible for the risk management strategy and governance of this critical business area. Under the CSMC, a formal monthly reporting on cyber security related matters has been implemented and this is provided to the Management of the Company for ongoing review. The monthly reporting covers: (i) the outcome of random testing designed to identify threats, access violations and risks; (ii) compliance with the Company’s ITI access protocol; (iii) confirmation that in the reporting period that there were no cyber security incidents; (iv) the assessment and identification of any gaps in the Company’s cyber security risk management protocol; and (v) confirmation that we continue to be compliant with our cyber security certifications and no action or omission has caused this certification to be invalid.

(V)	We run monthly cybersecurity awareness training with our employees, and this is documented in our internal periodic reporting.

Governance

Our Board of Directors holds oversight over the Company’s cyber security risk management strategy and protocols. The Company’s internal CSMC works closely with the Board’s expert appointee. All ITI changes, proposed through the CSMC, are routed through approval processes, and testing before implementation.

Our business strategy, results of operations, and financial condition have not been materially affected by risks from cybersecurity threats, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents.

ITEM 2. PROPERTIES

Orlando, Florida

Our corporate offices are co-located with our subsidiary Coda Octopus Products, Inc. in Orlando. We own these business premises comprising 3,000 square feet, that include office space, a training center and light manufacturing facilities.

Edinburgh, Scotland, UK

Coda Octopus Products Limited (Edinburgh based) operates from two premises together comprising 21,313 square feet of internal space and includes office space, R&D Facilities, a Training Facility, Manufacturing and Warehousing. These premises are owned by Coda Octopus Products Limited.

Copenhagen, Denmark

Coda Octopus Products A/S, a Danish Subsidiary was established as a mitigation strategy in relation to the UK leaving the European Union which has limited trade relations with EU member states. It leases business premises comprising 1,450 square feet for its operations. The lease is subject to 6 months’ notice of termination.

Annual rent is currently DKK 165,763 plus Value Added Tax (being an equivalent of $24,286 per annum) with an annual increase of 3%.

Salt Lake City, Utah, USA

Coda Octopus Engineering, Inc operates from its premises which comprises 16,000 square feet and includes manufacturing, R&D Facilities, and office space. These premises are owned by Coda Octopus Engineering, Inc.

Portland, Dorset, UK

Martech uses premises owned by Coda Octopus Products Limited. These premises are located in the Marine Center in Portland, Dorset, United Kingdom, and comprise 9,890 square feet. The building comprises both office space and manufacturing and testing facilities. The rent paid to Coda Octopus Products Limited is currently $63,568 per annum.

Higher Bockhampton, Dorset, United Kingdom

PAL leases business premises comprising 6,501 square feet used for both office space, manufacturing and testing facilities. The lease is for a fixed period (with no provision for early termination) and expires on March 31, 2033. The annual rent for these premises is currently $61,500 per annum.

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

Year Ended October 31, 2025	HIGH	LOW
First Quarter	$9.89	$7.73
Second Quarter	$8.58	$5.76
Third Quarter	$8.75	$5.98
Fourth Quarter	$10.54	$7.01

Year Ended October 31, 2024	HIGH	LOW
First Quarter	$7.12	$5.21
Second Quarter	$7.04	$5.26
Third Quarter	$7.49	$5.86
Fourth Quarter	$9.03	$6.80

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

As of October 31, 2025, we had no authorized share repurchase programs.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act 1995. All statements other than statements of historical fact made herein are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurance can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. Actual results and outcomes could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions, tariff and trade policies, reduction in government spending in the Defense sector and customer demand and spending, inflation, interest rates, and world events, risks of inventory management, variability in demand, economic and geopolitical conditions and additional or unforeseen circumstances, developments, or events may give rise to or amplify many of these risks.

This section of Form 10-K discusses fiscal 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” in our Form 10-K, filed with the SEC on January 29, 2025, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at www.codaoctopusgroup.com.

General Overview

We operate three distinct business segments: the Marine Technology business, Acoustic Sensors and Material Business and the Defense Engineering Services Business. PAL was acquired on October 29, 2024 and had no material income statement activity in the two days from the acquisition date October 29, 2024 through to October 31, 2024, the date of the Company’s fiscal year end. Therefore, the Company’s audited Consolidated Statements of Income and Comprehensive Income for fiscal year 2024 and reported in its Form 10-K for the year ended October 31, 2024 does not include PAL. Accordingly, no income statement data is available for PAL in the 2024 FY and is therefore excluded from our MD&A discussion below.

Marine Technology Business

Our Marine Technology Business has operations in the USA, UK and Denmark – see the organization chart set out in the Section Item 1 (Business). This business is an established technology solution provider to the underwater imaging, surveying and diving market. It has been operating in this market as a supplier of solutions comprising both hardware and software products for over 30 years and it owns key proprietary technology including its Echoscope® and DAVD technology, that are used in both the underwater defense and commercial markets. All design, development and manufacturing of our technology and solutions are performed within the Company. We sell our products and solutions globally and have a combination of direct sales and indirect sales (via our agents’ network). In Asia and Africa, we largely sell via agents while in the USA, Europe and the Middle East we sell directly. We also rent our products and solutions, particularly to tier-one offshore service providers who prefer accounting for offshore equipment as an operating expense rather than capital expense.

Although the Marine Technology Business generates most of its revenue from its range of real time 3D sonars and DAVD, it supplies several other products to the marine offshore market such as its F280 Series®, DA4G-USB, GeoSurvey software, Survey Engine® software and Voice_HUB_4, (a recently developed digital audio communications system which advances the current analog-based communication technology to a digital based communication technology). Its customers include offshore service providers to major oil and gas companies, renewable energy companies, underwater construction companies, law enforcement agencies, ports, mining companies, underwater vehicle manufacturers, defense bodies, prime defense contractors, navies, research institutes and universities and diving companies. It also provides customization of technology services, particularly in the defense market and around our DAVD solutions where this is tailored for particular markets and applications.

Newly acquired Acoustics Sensors and Materials Business

PAL, which is UK based, was acquired by the Group on October 29, 2024. This Company is a recognized leader in the ultrasound and acoustic measurement field. Specializing in acoustic hydrophone design and innovative acoustic materials, they provide a comprehensive range of products and solutions, with a primary focus on medical imaging and Non-Destructive Testing (NDT). NDT is used to validate the viability of structures such as aircraft, ship hulls, wellheads and other subsea structures. Their expertise extends to working closely with national and global standard-setting bodies (such as the National Physical Laboratory of the UK), contributing to the establishment of the primary measurement standards in the industry. PAL also performs calibration services for medical devices and is accredited to ISO/IEC 17025 standard. PAL is one of only two organizations in the United Kingdom with this certification, alongside the National Physical Laboratory (NPL). Globally, only a handful of facilities hold ISO/IEC 17025 accreditation for these measurements.

Defense Engineering Services Business

The Defense Engineering Services Business has operations in the USA and UK. It is a trusted long-term DoD supplier. Its central business model consists of working with Prime Defense Contractors to design and manufacture sub-assemblies for utilization into larger Defense mission critical integrated systems (“MCIS”). An example of such MCIS is the US Close-In-Weapons Support (CIWS) Program for the Phalanx radar-guided cannon used on combat ships. These proprietary sub-assemblies, once approved within the MCIS program, afford the Services Business the status of preferred supplier. Such status permits it to supply these sub-assemblies and upgrades in the event of obsolescence or advancement of technology for the life of the MCIS program. Customers include prime Defense contractors such as Raytheon, Northrop Grumman, Thales Underwater and BAE Systems. The typical scope of services provided by this business extends to concept, design, prototype, manufacture, and post-sale support including maintenance and obsolescence management.

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

Factors Affecting our Business

Our business is affected by a number of factors including those set out below:

A.

Change in Global Trade Policy including Tariffs

We sell our goods and services globally and a large percentage of our revenue emanates from international sales. The recent change in trade policy has created significant uncertainties and certain monetary trade barriers for goods being imported into the US. Furthermore, some of our products sold in the U.S. market are manufactured in the UK. Therefore, we are subject to a 10% tariff on items which are imported into the U.S. from the UK. In the 2025 FY approximately 32% of our Marine Technology Business revenue was generated from sales made in the U.S. on which we have been subject to tariffs. Furthermore, approximately 18.9% of PAL’s sales are made to the US and are also subject to tariffs.

B.

Change in Funding Policy for Offshore Renewables

Our Core Business revenue mix is a combination of outright sales and rentals. Rentals are an important part of our revenue generating activities and are driven by offshore development projects such as installation of infrastructure cables or remediation of subsea assets. Typically, we are contracted by the major offshore service providers to provide our Echoscope technology and support services (such as offshore engineers) to provide training and support. However, since the change in the U.S. Administration’s policy on the funding for offshore renewables programs, we have seen reduced demand (and underutilization of our rental assets) from our European customers who had been down-selected for development of many of the offshore renewable Programs in the USA.

C.	Foreign Exchange Risks

We are subject to foreign exchange risks. The Company’s operations are split between the United States, United Kingdom and Denmark. A significant proportion of our consolidated net revenues are generated outside of the United States by our foreign subsidiaries in the United Kingdom (“UK”) and Denmark. For context, in the 2025 FY our foreign subsidiaries generated $17,596,977, representing 66.2% of our consolidated revenue. In addition, a significant part of our assets and liabilities are held in British Pounds, Danish Kroner and Euros by these foreign subsidiaries. Foreign Currency translations of our assets and liabilities are translated at the prevailing exchange rate at the balance sheet date, and revenue and expenses are translated using the average exchange rates in effect during the 12-month reporting period. Significant currency fluctuations (particularly the British Pound and/or the Danish Kroner, Euros, against the US Dollar) may (positively or negatively) affect our financial results including our income statement transactions and the value of our assets and therefore we are subject to foreign currency fluctuation risks. In the 2025 FY, for the purpose of reporting revenue and expenses, the value of the British Pound and Danish Kroner when compared to the 2024 FY increased against the USD by 2.3% and 2.1%, respectively. For the purpose of reporting assets and liabilities, the British Pound and the Danish Kroner both increased by 2.4% and 6.5%, respectively, against the USD when compared to the 2024 FY. We also hold cash and cash equivalents in foreign currencies such as the British Pound, Euros and the Danish Kroner. When the U.S. Dollar strengthens compared to these currencies, cash and cash equivalents balances when translated, may be materially less than expected and vice versa. The impact of currency fluctuations is discussed more fully below under Item 2 - “Inflation and Foreign Currency”. See also Note 2 (Summary of Accounting Policies) – “Foreign Currency Translation” to the audited consolidated financial statements.

Furthermore, we sell our goods and services globally. The exchange rate of the foreign currency used by our customers for the purchase of our goods and services against our functional currencies (British Pounds purchase, Danish Kroner or USD purchase) may make the purchasing of our products unattractive from a pricing point of view. For example, a significant strategic market for our Echoscope® technology is Japan. The Japanese Yen has been under significant pressure and as a result we have seen reduced demand for our technology in Japan in the 2025 FY.

D.	Macroeconomic Factors

Macroeconomic factors, including changes in inflation and interest rates, global economic and geopolitical developments, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. These could affect customer demand for our products and services, our ability to predict growth needs, expenses, and the benefits we gain from new technologies. We expect some or all of them to continue to impact our operations in the 2026 FY.

E.	Geopolitical Landscape

(i)	Relationship with the Second Largest Economy in the World: China

We sell our products globally and increasingly to Asia. Asia is the fastest growing economies for our technology and solutions. The change in the political stance of both the U.S. and UK Governments towards trade with China, directly affects the sale of our products to customers based in China. Our real time 3D sonars which are depth rated above 300 meters along with our inertial navigation and attitude measurement sensors (F280® series) are subject to export control for certain countries, including China and therefore requires an export license. Many Chinese entities have been included on the US Bureau of Industry and Security blacklist where there is a presumption of denial of grant of export licenses.

The UK Government is generally in lock step with the US Government’s position and has refused to grant export licenses for several end users in China. The curtailment of access to this market due to refusal to issue export licenses is likely to significantly impact our revenues from Asia.

The removal of China as a trading partner (the second largest economy in the world) is likely to have a significant negative impact on our revenues and growth strategy. China has one of the largest planned and funded investment programs for offshore renewables, the market for which most of our technology is used for in China. After significant business development in China, we had started to see persistent and credible growth for our products in this market. However, with the ongoing geopolitical climate, we do not expect to see increased sales in China. We also believe that where technologies are made unavailable to China, China will endeavor to find alternative source of supply or innovate in the areas where restrictions are placed by Western governments and will be more harmful to companies and competition in general.

(ii)	Global instability caused by ongoing conflicts

In general, conflicts create global instability in many ways including disrupting the supply chain and shipping routes. Such conflicts may reduce demand for our products and also increase inflation.

F.	Significant Increase in the Price of Raw Materials caused by increased global demand for Artificial Intelligence (AI) processing

Our Business is affected by increased costs of raw materials such as chips and processors, due to the increasing demand from AI businesses. These increases may make the costs of our products uncompetitive and affect demand and margins.

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

H.	Technological Advancement

A significant part of our growth strategy is built on our flagship real time volumetric imaging sonar technology, the Echoscope® and our DAVD solution. The technology space is inherently uncertain due to the fast pace of innovations including in the area of AI and the capabilities this may bring, and therefore we can give no assurance that we can maintain our leading position in these areas or that innovations in other areas may not surpass our solutions that we currently supply to the subsea market. An example of new technology entering the subsea market is lidar and photogrammetry technologies. However, unlike our sonar technology, Lidar and Photogrammetry technology cannot be employed in zero visibility conditions and cannot generate a volume pulse or image moving objects required for real time inspection and monitoring underwater.

I.	Concentration of Business Opportunities Where the Sales Cycle is Long and Unpredictable

The Defense Engineering Services Business revenues are highly concentrated and are largely generated from subcontracts with a small number of Prime Defense Contractors. The sales cycle is generally protracted, which may affect our revenues. It is also dependent on the US federal government appropriating budget for Defense projects and where the federal government is unable to find consensus in the US Congress, this affects the timely award of sub-contracts from Prime Defense Contractors to our Services Business, which is reliant on these awards. Furthermore, the Marine Technology Business’ key opportunities which are critical to its growth strategy are in the Defense market and therefore this business segment is also reliant on funding from Defense Programs. Due to the protracted nature of the government procurement process and cycle for Defense spending under federal and/or state budgets, the sales cycle can be long, unpredictable and subject to variation by the different Administrations, thus affecting timing of orders, revenues and our overall growth plans.

J.	U. S. Government Shutdown and funding of Programs through the use of Continuing Resolutions (CR).

The U.S Government shutdown has impacted on our business and most Defense programs that we work on remain unfunded or have limited funding available to them. This has impacted order intake in our fourth quarter, and we expect this uncertainty to continue until a budget is adopted and appropriation of funding to these programs made. Furthermore, many US defense programs are being funded through the use of CR. This continues to affect many opportunities which the Company is pursuing as while the existing sustenance programs continue to be funded, new programs awards have slowed significantly.

K.	The Loss of Key Senior Management or the Failure to Hire and Retain Highly Skilled Personnel

We depend on our senior management and other key personnel, including our CEO and President of Technology. We do not have “key person” life insurance policies. We also rely on other highly skilled personnel within our innovation team, some of whom are of retirement age and who have vast and concentrated experience of our innovations and technologies. Competition for qualified personnel in the industries in which we operate is intense. For example, we experience significant competition in the technology industry for software engineers, analogue hardware engineers, computer scientists and other technical staff. In addition, the nature of our work prevents the adoption of remote working policies, which is very attractive for employees in general.

Critical Accounting Policies and Estimates

The Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements have been prepared in conformity with GAAP in the United States which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We evaluate our estimates based on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets and the recognition and measurement of deferred income tax assets and liabilities. Actual results could differ from those estimates and may have material effects on our operating results and financial position.

We believe the following accounting estimates are most critical to understanding our consolidated financial statements. See “Note 2 - Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a full description of our accounting policies.

Revenue Recognition

Revenues are earned under formal contracts with our customers.

We have three operational segments that generate revenue.

Our Marine Technology Business revenues are derived from both sales and rental of underwater technologies.

PAL revenues are derived from sale of acoustic sensors and materials, in addition to the provision of calibration services.

Our Engineering Business revenues are derived from the supply of engineering services.

Our contracts do not include the possibility for additional contingent consideration and therefore when making a determination of the contract price we do not have to consider potential variable additional consideration. Our product sales do not include a right of return from the customer.

Regarding our Marine Technology Business and PAL, all our products are sold on a stand-alone basis and those market prices are evidence of the value of the products. To the extent that we also provide services (e.g., installation, training, etc.), those services are either included as part of the product or are subject to written contracts based on the stand-alone value of those services.

Revenue from sales of engineering services there are contracts in place that specify the fixed hourly rate and other reimbursable costs to be billed and recognized based on material and direct labor hours incurred. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred (materials and direct labor hours) to date to estimated total costs to be incurred (materials and direct labor hours) for each contract. This method is used as we consider expenditures for direct materials and labor hours to be the best available measure of progress on these contracts.

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

Goodwill and Intangible Assets

Goodwill and intangible assets consist principally of the excess of cost over the fair value of net assets acquired (i.e., goodwill), customer relationships, value of technology, non-compete agreements and licenses. Goodwill was allocated to our reporting units based on the original purchase price allocation. Goodwill is not amortized and is evaluated for impairment annually or more often if circumstances indicate impairment may exist. Customer relationships, value of technology, non-compete agreements, patents and licenses are amortized on a straight-line basis over periods of 4 to 15 years. The Company amortizes its intangible assets using the straight-line method over their estimated period of benefit. We evaluate annually the recoverability of goodwill and intangible assets and carefully consider events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

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

Results of Operations

In this Form 10-K, the following meanings are ascribed to the terminologies set out immediately below:

FY	Means Fiscal Year
2025 FY	Means the Fiscal Year ended October 31, 2025
2024 FY	Means the Fiscal Year ended October 31, 2024
Current FY	Means the Fiscal Year ended October 31, 2025
Previous FY	Means the Fiscal Year ended October 31, 2024

Our audited Consolidated Statements of Income and Comprehensive Income (“Income Statement”) for the 2024 FY do not include PAL which was acquired into the Group on October 29, 2024 (two days prior to the Company’s fiscal year end on October 31, 2024) and therefore when we compare our 2025 FY to 2024 FY, there is no comparative income statement data for PAL in our 2024 FY Income Statement.

In the Current FY our overall consolidated financial results were up when compared to the Previous FY. Our consolidated results of operations include the results of the Company’s foreign subsidiaries which are translated from their respective functional currencies into United States Dollar (USD) for reporting purposes. Currency fluctuations can therefore (positively or negatively) impact on our consolidated results including revenue, profitability and the value of our assets and liabilities included on the consolidated balance sheets. For a discussion of the effect of foreign exchange rates on sales growth, see “Effect of Foreign Exchange Rates” below.

In the Current FY our consolidated net revenue was $26,563,126 compared to $20,316,161 in the Previous FY, representing an increase of 30.7%. A significant part of the increase in our consolidated net revenue in the 2025 FY is due to the addition of PAL to the Group which contributed 20.4% or $5,409,954 to our consolidated net revenue. Without PAL, our consolidated net revenue would have increased by 4.1% to $21,153,172. Gross Profit Margin decreased by 3.3% points, reflecting changes in the mix of sales in the reporting period in conjunction with an increase in commission costs incurred in the period which was $896,046 in the Current FY compared to $740,507 in the Previous FY, representing an increase of 21.0%. Total operating expenses increased by 24.0% in the Current FY and were $13,126,340 compared to $10,588,974 in the Previous FY, largely due to the inclusion of PAL which added 17.8% or $2,335,355 to our total operating expenses. Income from operations increased by 26.6% and was $4,536,028 in the Current FY compared to $3,584,131 in the Previous FY. Net income before taxes in the Current FY increased by 19.5% and was $5,512,217 compared to $4,611,288 in the Previous FY.

Effect of Foreign Exchange Rates

As mentioned above, exchange rate fluctuations may affect our overall financial results.

Revenue Impact – Percentage of Revenue and Costs from our Foreign Subsidiaries:

In the Current FY 66.6% of our consolidated net revenue was attributable to the Company’s foreign subsidiaries. When translating this amount from the native functional currencies of British Pound and Danish Kroner in the Current FY this $17,684,353 compared to $17,290,179 when using the exchange rate applied in the Previous FY and therefore an increase in net revenue of $394,174.

Cost of Revenue and Operating Costs Impact from our Foreign Subsidiaries

In the Current FY 66.6% of our consolidated Operating Expenses and Cost of Revenue was attributable to the Company’s foreign subsidiaries and this was $14,674,223 (“Foreign Subsidiary Costs”) of our total costs of $22,027,098. When translating the Foreign Subsidiary Costs from the native functional currencies of British Pound and Danish Kroner to USD in the Current FY this was $331,622 higher than when using the exchange rate of the Previous FY.

Segment Summary

Marine Technology Business

In the 2025 FY, the Marine Technology Business generated $13,221,339 or 49.8% of our consolidated net revenues compared to $12,806,603 or 63.0% in the 2024 FY, representing an increase of 3.2%. Gross Profit Margin was lower at 74.5% in the 2025 FY compared to 77.9% in the 2024 FY, representing a decrease of 3.4 % points, reflecting the mix of sales. A notable factor in the Current FY is a significant decrease in rentals and associated services revenue which we attribute to the reduction in funding for offshore renewables by the US Administration. This has resulted in reduced demand for our rental solutions for the offshore renewable sector. In 2025 FY total operating expenses increased in the Marine Technology Business by 2.0% and were $5,949,560, compared to $5,833,972 in the 2024 FY. Income from operations in the Marine Technology Business was $3,895,857.

Although revenue in the Marine Technology Business increased by 3.2% in the 2025 FY, this segment was impacted by reduced rental revenue from the offshore renewables market due to the change in offshore renewable funding policy by the U.S. Administration. In addition, the shutdown of the U.S. Government also impacted order intake in the fourth quarter of our 2025 FY. Gross Profit Margins were slightly weaker due to the mix of sales in the Current FY where we had an increase in equipment sales by 30.5% and a reduction in rental revenue by 36.6%, which yield a higher gross profit margin than outright sales. Commission costs were broadly in line with the Previous Financial year and were $720,289 in the 2025 FY as compared to $719,491 in the 2024 FY, representing a 0.1% change.

Acoustics Sensors and Materials Business (PAL)

PAL was acquired into the Group on October 29, 2024, and therefore we have no comparative 2024 FY Income Statement data. In the 2025 FY, PAL contributed 20.4% or $5,409,954 to our consolidated net revenue. Gross Profit Margin was 58.6%. Total operating expenses for PAL were $2,335,355 and Income from operations was $837,169.

Defense Engineering Services Business

In the 2025 FY, the Defense Engineering Services Business generated $7,931,833 or 29.9% of our consolidated net revenue compared to $7,509,558 or 37.0% in the 2024 FY, representing an increase of 5.6%. Gross Profit Margin was higher at 58.6% in the 2025 FY compared to 55.8% in the 2024 FY, representing an increase of 2.8% points. This increase reflects the mix of engineering services provided during the reporting period (more units of manufacturing compared to design work). Total operating expenses increased in the Defense Engineering Services Business by 6.9% and were $2,641,594 in the 2025 FY compared to $2,471,810 in 2024 FY. This is largely related to an increase in wages and salaries. Although we have a lower staff headcount, wages have remained inflationary due to shortage of skills. This, in general, has resulted in higher volatility in the workforce, resulting in higher payroll costs. Income from operations in the 2025 FY was $2,002,833 compared to $1,719,233 in the 2024 FY, representing a 16.5% increase

This segment is comprised of the UK Operations (Martech) and the US Operations (COEI) and is reliant on funding being available under Defense Programs. During the 2025 FY, the US Operations were affected by the US Government Shutdown which resulted in lower order take in the last quarter of 2025 FY.

We continue to work on the diversification of the Defense Engineering Services Business revenue, which is highly concentrated and reliant on Defense funding being available, by investing in our Thermite® Octal range of mission computers.

Comparison of fiscal year ended October 31, 2025, to fiscal year ended October 31, 2024

The information provided below pertains to the Company’s consolidated financial results of operations. For information on the performance of each Segment including the disaggregation of revenues and geographical split, see “Note 15 – Segment Analysis” and “Note 16 – Disaggregation of Revenue” of our audited Consolidated Financial Statements as of October 31, 2025, and 2024.

Revenue:

Year Ended October 31, 2025	Year Ended October 31, 2024	Percentage Change
$26,563,126	$20,316,161	Increase of 30.7%

Our consolidated net revenue increased by 30.7% in the 2025 FY when compared to the 2024 FY. Revenue increased in the Marine Technology Business by 3.2% and was $13,221,339 and the Defense Engineering Services Business revenue increased by 5.6% and was $7,931,833. PAL contributed 20.4% or $5,409,954 to our consolidated net revenue. Without the inclusion of PAL, our consolidated net revenue in 2025 FY would have increased by 4.1% to $21,153,172.

Gross Margin:

Year Ended October 31, 2025	Year Ended October 31, 2024	Percentage Change
66.5% (Gross profit of $17,662,368)	69.8% (Gross profit of $14,173,105)	Decrease of 3.3% points

Gross profit margins reported in our financial results may vary according to several factors. These include:

●	The percentage of consolidated net sales attributed to the Marine Technology Business versus the Defense Engineering Services Business and PAL. The Marine Technology Business gross profit margin may vary with the mix of products, the percentage of rental revenue and associated services; and geography from which our sales in the reporting period are derived (most sales from Asia incur commission costs which impact margins). The gross profit margin yielded by the Marine Technology Business is generally higher than that of the Defense Engineering Services Business and PAL.

●	The percentage of consolidated net sales attributed to the Defense Engineering Services Business. The Defense Engineering Services Business yields a lower gross profit margin on generated sales which are largely based on DOD sub-contracts which are time and materials based.

●	The percentage of consolidated net sales attributed to PAL. PAL supplies acoustic sensors and materials and its gross margin for these are typically between 55 – 62%. This may vary with the mix of products and also the percentage of reported sales that are performed through sales agents on which commission costs are incurred.

●	The geography from which the sales are derived. Sales from Asia typically incur commission costs.

●	Level of commission on products which may vary according to volume. All our business units work with sales/distribution agents. Most of the Marine Technology Business and PAL’s sales in Asia are completed via agents or distributors. See Note 3 “Cost of Goods Sold” of our audited Consolidated Financial Statements of October 31, 2025, and 2024, for more discussion on this.

●	The composition of our sales. Hardware sales margins are lower than software sales margins. Rentals yield a higher margin and therefore the more units of rentals in our mix of sales, the higher our margins.

●	The percentage of sales that are attributed to custom engineering around our technology versus field support services provided by our technical support engineers.

●	Level of Rental Assets in the Marine Technology Business’ Rental Pool depreciation expenses may vary accordingly.

●	The mix of engineering projects performed by our Defense Engineering Services. Gross profit margins may vary depending on whether we perform prototyping designs versus manufacturing.

In the 2025 FY gross profit margins for the Marine Technology Business were 74.5% compared to 77.9% in FY 2024. For PAL these were 58.6% and for the Defense Engineering Services Business, these were 58.6% in the 2025 FY compared to 55.8% in the 2024 FY.

The Marine Technology Business incurred commission costs in the 2025 FY of $720,289 compared to $719,491 in the 2024 FY, representing a marginal increase of 0.1%. For PAL these were $124,764 and the Defense Engineering Services Business $50,993 compared to $21,016 in 2024 FY.

Since there are more variable factors affecting Gross Profit Margins in the Marine Technology Business, our core business, a table showing a summary disaggregation of sales generated by the Marine Technology Business in the 2025 FY compared to the 2024 FY is set out below:

	2025 FY Products	2024 FY Products	Percentage Change
Equipment Sales	$9,407,469	$7,210,169	30.5%
Equipment Rentals	1,476,713	2,328,781	(36.6)%
Software Sales	752,312	878,516	(14.4)%
Services	1,584,845	2,389,137	(33.7)%

Total Net Sales	$13,221,339	$12,806,603	3.2%

The increase in Equipment sales is largely attributable to an increase in DAVD and DAVD-related sales and increase in sales emanating from the strategic region of Asia where sales increased by 7.7% to $5,897,362 compared to $5,475,401. Rental revenue decreased and reflects the impact of the change in funding policy related to offshore renewables programs. Since the change in the U.S. Administration’s policy on the funding for offshore renewables programs, we have seen reduced demand for our rental and associated solutions from our European customers who were down-selected for developing many offshore renewables projects in the USA. For more detailed information on the composition and disaggregation of our revenues, please refer to “Note 16 Disaggregation of Revenue” of our audited Consolidated Financial Statements of October 31, 2025, and 2024.

Research and Development (R&D):

Year Ended October 31, 2025	Year Ended October 31, 2024	Percentage Change
$2,447,762	$2,242,429	Increase of 9.2%

R&D in the 2025 FY increased by 9.2% and was $2,447,762 compared to $2,242,429 in the 2024 FY. The main reason for the increase in R&D expenditure is the inclusion of PAL which had R&D expenditures of $414,370. Without PAL R&D expenditures would have decreased by 9.3% or would have been $2,033,392, reflecting a reduction in payroll costs in this area – driven by the skills shortage discussed earlier.

●	Marine Technology Business

During the 2025 FY our Marine Technology Business R&D expenditure decreased by 8.0% and was $1,858,139 as compared to $2,019,112 in the 2024 FY. R&D expenditure is incurred by this business in connection with investments it makes in developing its products and solutions and a significant component of these expenditures comprises wages and salaries. This expenditure is an essential part of our business, as we need to continue to innovate our solutions on an ongoing basis. The decrease in R&D expenditure in the 2025 FY reflects reduced headcount and less R&D projects ongoing in the reporting period. In 2024 FY R&D expenditure of this business included technology custom chip development costs for our NANO Gen Series which we finalized and launched in our fourth quarter of 2025 FY.

●	Acoustics and Materials Business (PAL)

This is a newly acquired business unit and therefore there is no comparative financial data for the 2024 FY. During the 2025 FY, PAL incurred R&D expenditure of $414,370. R&D expenditure is incurred by this business in connection with investments it makes in developing its acoustic sensors, solutions and materials. A significant component of these expenditures comprises wages and salaries.

●	Defense Engineering Services Business

During the 2025 FY, the Defense Engineering Services Business R&D expenditure decreased by 21.5% and was $175,253 compared to $223,317 in the 2024 FY. The Defense Engineering Services Business incurs research and development expenses mainly on advancing its Thermite® Octal range of mission computer products with the strategic goals of increasing and diversifying its revenues and improving gross profit margins.

Changes in this category by Segment are set out immediately below:

Description	Amount	% change
Marine Technology Business (Products Segment) 2025 FY	$1,858,139	Decrease 8.0%
Marine Technology Business (Products Segment) 2024 FY	$2,019,112
Acoustics Sensors and Materials Business 2025 FY	$414,370	infinite
Acoustics Sensors and Materials Business 2024 FY	-
Defense Engineering Services Business (Services Segment) 2025 FY	$175,253	Decrease 21.5%
Defense Engineering Services Business (Services Segment) 2024 FY	$223,317

Selling, General and Administrative Expenses (SG&A):

Year Ended October 31, 2025	Year Ended October 31, 2024	Percentage Change
$10,678,578	$8,346,545	Increase of 27.9%

In 2025 FY, SG&A expenditure increased by 27.9% when compared to the 2024 FY.

Notable factors in the change in our SG&A expenses for the 2025 FY are:

●	The inclusion of PAL into the Group has resulted in an increase in SG&A in the 2025 FY by 18.0% or $1,920,985. Without the inclusion of PAL our SG&A expenses would be 4.9% higher or $8,757,593.

●	The realization of the conditions precedent for year one “earn out” payments under the Acquisition Agreement relating to PAL and for which we have incurred a liability of $213,343.

●	The increase in non-cash charges as a component of SG&A which in the 2025 FY were 15.9% or $1,697,959 of our total SG&A expenses compared to 12.4% or $1,032,463 of our total SG&A expenses in the 2024 FY, representing an increase of non-cash charges of 64.5%. SG&A includes both cash charges and non-cash charges. The non-cash charges comprise Depreciation, Amortization, Stock-based compensation, Exchange Rate Variance charges and Credit Losses Allowance. In the Current Fiscal Year, the most significant factors which account for the increase in non-cash charges component were (i) stock based compensation expenses increased by 63.3% and were $224,786 compared to $137,676 in the 2024 FY (ii) Overhead Depreciation expenses increased by 51.2% to $645,484 in the 2025 FY compared to $426,966 in the 2024 FY, largely due to the inclusion of PAL; (iii) Credit Losses Allowance decreased to $89,456 compared to $119,405 in the 2024 FY; and (iv) Amortization expenses increased by 776.7% and were $530,218 compared to $60,476 in the 2024 FY, as a result of the acquisition of PAL.

Further discussions on SG&A are set out immediately below.

Key Areas of SG&A Expenses across the Group for the year ended October 31, 2025, compared to the year ended October 31, 2024

Expenditure	October 31, 2025	October 31, 2024	Percentage Change
Wages and Salaries	$4,300,487	$3,627,748	Increase of 18.5%
Legal and Professional Fees (including accounting, audit, tax and investor relations)	$1,876,124	$1,658,648	Increase of 13.1%
Rent for our various locations	$71,476	$29,330	Increase of 143.7%
Contingent Liability	$213,343	$-	N/A
Marketing (excluding associated travel)	$370,043	$382,440	Decrease of 3.2%
Travel associated with Marketing activities	$152,003	$70,120	Increase of 116.8%

In the 2025 FY compared to the 2024 FY:

Wages and Salaries increased by 18.5%. This category of expenses increased primarily due to the inclusion of PAL into the Group, which added $522,380 or 12.1% of our total Wages & Salaries in the 2025 FY. Without PAL, this category would have increased by 4.1% or to $3,778,107, reflecting wages inflation as we are operating on a lower head count than in the Previous FY.

Legal and Professional Fees increased by 13.1%. The main reason for the increase is the inclusion of PAL.

Rent expenditure increased by 143.7% due to the lease we acquired as part of the acquisition of PAL. We own most of our business premises. This category of expenditure is not material for our business and relates to our Copenhagen office space and the existing PAL lease.

Commitment and Contingent Liability – The Company has made provision of $213,343 (or £163,000 British Pound – the currency of the earn out obligation) since PAL has met the pre-conditions for the payment of the year one earn out, relating to revenue and pre-tax income targets as stipulated in the Acquisition Agreement.

Marketing and associated travel costs: Marketing and associated travel expenses increased by 15.4%. We incur marketing expenses in connection with the promotion of our goods and services. These expenses include the wages and salaries of our Digitalization Team, which is responsible for content digital creation and video production relating to our products and solutions. They also include costs associated with participation in industry trade shows, marketing events and travel for marketing activities. Marketing costs attributable to PAL in the Current Fiscal Year were negligible.

Corporate expenses as a percentage of revenue for the year ended October 31, 2025, compared to the year ended October 31, 2024

General corporate administrative expenses in the 2025 FY were $2,199,831 or approximately 8.3% of net revenue and $2,283,192 or 11.2% of net revenue in the 2024 FY, respectively, reflecting an increase in net revenue by 30.7% in the 2024 FY. For more information on general corporate administrative expenses, please see Note 15 (Segment Analysis) of our audited Consolidated Financial Statements of October 31, 2025, and 2024.

Operating Income:

Year Ended October 31, 2025	Year Ended October 31, 2024	Percentage Change
$4,536,028	$3,584,131	Increase of 26.6%

In 2025 FY, Operating Income increased by 26.6%. This is largely due to the increase in our consolidated net revenue and gross profit.

Other Income:

Year Ended October 31, 2025	Year Ended October 31, 2024	Percentage Change
$976,189	$1,027,157	Decrease of 5.0%

In the 2025 FY, we had “Other Income” of $976,189 compared to $1,027,157, representing a decrease of 5.0% from the 2024 FY. In the 2025 FY, $708,097 of this amount represents interest income earned on our certified deposit accounts. In the 2024 FY we had interest income of $938,775. The decrease in interest income reflects the change in interest rates that are applied to these amounts. These accounts are fixed for up to 3-month rolling periods and constitute “cash equivalents” in our current audited Consolidated Financial Statements for the year ended October 31, 2025. See “Note 6 - Composition of Certain Financial Statement Captions” (Other Income) to the audited Consolidated Financial Statements for the year ended October 31, 2025, where this is discussed further.

Income before Income Tax Expense for the year ended October 31, 2025, compared to the year ended October 31, 2024

Year Ended October 31, 2025	Year Ended October 31, 2024	Percentage Change
$5,512,217	$4,611,288	Increase of 19.5%

In the 2025 FY, we had income before income taxes of $5,512,217 as compared to $4,611,288 in the 2024 FY, representing an increase of 19.5%. Net income before income taxes increased largely due to an increase in our consolidated net revenues and gross profit.

Net Income for the year ended October 31, 2025, compared to the year ended October 31, 2024

Year Ended October 31, 2025	Year Ended October 31, 2024	Percentage Change
$4,129,930	$3,645,996	Increase of 13.3%

In the 2025 FY we had Net Income of $4,129,930 compared to $3,645,996 in the 2024 FY, representing an increase of 13.3%. This is a reflection of the increase in our pre-tax income for the reasons discussed earlier. In the 2025 FY our tax expenses increased, and we recorded a Current Tax Expense of $1,149,815 compared to $713,670 in the 2024 FY and a Deferred Tax Expense of $232,472 compared to $251,622 in the 2024 FY. Our effective tax rate is subject to significant variation due to several factors including variability in our pre-tax income and the mix of jurisdictions to which such income or losses relate, the applicability of special tax regimes, changes in tax regulations, changes in our stock price, changes in our deferred tax assets and liabilities, their valuation, foreign currency gains (losses). The mix of jurisdictions and related income or losses also affects our tax liability for Global Intangible Low-Taxed Income (GILTI) and increase in foreign subsidiaries pre-tax income is likely to increase our GILTI tax liability. Furthermore, our tax liability is also affected by the availability of net operating loss carryforward losses and R&D tax credits in the UK subsidiaries. The Company’s UK subsidiaries benefit from carryforward losses (NOLs) and research and development (R&D) tax credits. These have been applied to offset a portion of the 2025 FY tax liability for the Company’s UK subsidiaries resulting in a current provision of $265,434 for Current Tax Expense and $293,052 for Deferred tax expense compared to $267,759 for Current Tax Expense and $2,511 for Deferred tax expense in the 2024 FY. Our Danish subsidiary does not benefit from any carryforwards or other tax relief in its tax jurisdiction and therefore for 2025 FY we have recorded a Current Tax Expense of $162,189, a decrease from FY 2024 FY where we recorded a Current Tax Expense of $218,670 and a Deferred Tax Expense of $11,003.

Comprehensive Income for the year ended October 31, 2025, compared to the year ended October 31, 2024

Year Ended October 31, 2025	Year Ended October 31, 2024	Percentage Change
$4,762,104	$4,577,714	Increase of 4.0%

In 2025 FY Comprehensive income was $4,762,104 compared to $4,577,714 for the 2024 FY, representing an increase of 4.0%. This category is affected by fluctuations in foreign currency exchange transactions both relating to our income and expenses and our assets and liabilities on our balance sheet and are largely paper losses or gains, as may be applicable, in the reporting period. In 2025 FY we recorded a lower gain of $632,174 on foreign currency translation adjustment transactions compared to a higher gain on these transactions of $931,718 in the 2024 FY. A significant part of the Company’s operations is based in the UK and Denmark, and therefore a major part of the Company’s assets and liabilities recorded in its consolidated balance sheet and income and expenses account are translated from the functional currencies of these subsidiaries into USD for reporting purposes, thus accounting for the changes. See Table under the section of the MD&A which concerns “Foreign Currency & Inflation”, and which shows the impact of the currency adjustments on our Income Statement and Balance Sheet in 2025 FY compared to 2024 FY.

Segment Analysis

We operate three reportable segments, “Marine Technology Business”, “Acoustic Sensors and Materials Business” and the “Defense Engineering Services Business”. These segments are managed separately based upon fundamental differences in their operations, market segments and allocation of resources. Segment operating income is total segment revenue reduced by cost of revenues and operating expenses, R&D and SG&A identifiable with the reporting business segment. Corporate expenses include general corporate administrative costs.

The Acoustic Sensors and Materials Business (“PAL”) was acquired on October 29, 2024 and had no material income statement activity for the remaining two days up to October 31, 2024. Therefore, there is no comparative financial data for PAL for 2024 FY. However, the fair value of assets acquired, and liabilities assumed for PAL have been included in our audited Consolidated Balance Sheet for the 2024 FY and in respect of the Segment Disclosure for 2024 FY PAL was included in the Supplemental Disclosures relating to the Marine Technology Business. The Segment Disclosure information for the 2025 FY includes full Income Statement information for PAL.

Our Chief Operating Decision Maker (CODM) evaluates the operating results and performance of all three of our segments using GAAP reporting for revenue, expenses and net income by segment. This financial metric is used to view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions, take decisions on business investments and to monitor budget to actual performance on a monthly, quarterly and annual basis.

Inter-company sales are eliminated from our income statement. However, for information purposes only we have disclosed below inter-company sales for the reporting period.

The following tables summarize certain balance sheets and statement of operations information by reportable segment for the financial years ending October 31, 2025, and October 31, 2024, respectively, except that for 2024 FY there is no comparative Income Statement data for PAL for the reasons stated previously:

	Marine Technology Business (“Products”)	Acoustic Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Corporate	Total

Year Ended October 31, 2025

Net Revenues	$13,221,339	$5,409,954	$7,931,833	$-	$26,563,126

Cost of Revenues	3,375,922	2,237,430	3,287,406	-	8,900,758

Gross Profit	9,845,417	3,172,524	4,644,427	-	17,662,368

Research & Development	1,858,139	414,370	175,253	-	2,447,762
Selling, General & Administrative	4,091,421	1,920,985	2,466,341	2,199,831	10,678,578

Total Operating Expenses	5,949,560	2,335,355	2,641,594	2,199,831	13,126,340

Income (Loss) from Operations	3,895,857	837,169	2,002,833	(2,199,831)	4,536,028

Other Income
Other Income	73,331	194,761	-	-	268,092
Interest Income	505,465	5,661	107,106	89,865	708,097

Total Other Income	578,796	200,422	107,106	89,865	976,189

Income (Loss) before Income Taxes	4,474,653	1,037,591	2,109,939	(2,109,966)	5,512,217

Income Tax Expense
Current Tax Expense	201,167	43,118	183,338	722,192	1,149,815
Deferred Tax Expense (Benefit)	188,755	91,045	13,252	(60,580)	232,472

Total Income Tax Expense	389,922	134,163	196,590	661,612	1,382,287

Net Income (Loss)	$4,084,731	$903,428	$1,913,349	$(2,771,578)	$4,129,930

Supplemental Disclosures

Total Assets	$38,279,403	$7,100,814	$14,766,853	$4,346,492	$64,493,562

Total Liabilities	$2,969,095	$1,376,533	$1,198,902	$833,618	$6,378,148

Revenues from Intercompany Sales - eliminated from sales above	$6,144,638	$51,896	$374,311	$2,600,000	$9,170,845

Depreciation and Amortization	$563,530	$710,565	$65,480	$51,935	$1,391,510

Purchases of Long-lived Assets	$531,792	$248,560	$53,980	$336,386	$1,170,718

	Marine Technology Business (“Products”)	Defense Engineering Services Business (“Services”)	Corporate	Total

Year Ended October 31, 2024

Net Revenues	$12,806,603	$7,509,558	$-	$20,316,161

Cost of Revenues	2,824,541	3,318,515	-	6,143,056

Gross Profit	9,982,062	4,191,043	-	14,173,105

Research & Development	2,019,112	223,317	-	2,242,429
Selling, General & Administrative	3,814,860	2,248,493	2,283,192	8,346,545

Total Operating Expenses	5,833,972	2,471,810	2,283,192	10,588,974

Income (Loss) from Operations	4,148,090	1,719,233	(2,283,192)	3,584,131

Other Income
Other Income	53,960	34,422	-	88,382
Interest Income	657,817	198,239	82,719	938,775

Total Other Income	711,777	232,661	82,719	1,027,157

Income (Loss) before Income Taxes	4,859,867	1,951,894	(2,200,473)	4,611,288

Income Tax (Benefit) Expense
Current Tax Expense	316,955	169,374	227,341	713,670
Deferred Tax (Benefit) Expense	(5,655)	19,169	238,108	251,622

Total Income Tax Expense	311,300	188,543	465,449	965,292

Net Income (Loss)	$4,548,567	$1,763,351	$(2,665,922)	$3,645,996

*Supplemental Disclosures

Total Assets	$40,922,453	$13,404,567	$3,217,524	$57,544,544

Total Liabilities	$3,072,876	$842,450	$500,695	$4,416,021

Revenues from Intercompany Sales - eliminated from sales above	$3,367,839	$238,143	$1,266,000	$4,871,982

Depreciation and Amortization	$632,882	$88,166	$49,487	$770,535

Purchases of Long-lived Assets	$345,191	$23,786	$89,103	$458,080

*	In the 2024 FY Supplemental Disclosures Information, the Marine Technology Business Disclosure under “Total Assets” includes $4,529,648 of assets pertaining to PAL and under “Total Liabilities” includes $1,455,145 of liabilities pertaining to PAL. There was no Revenue from Intercompany Sales, Depreciation and Amortization or Purchases of Long-lived Assets pertaining to PAL.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

Liquidity and Capital Resources

As of October 31, 2025, the Company had an accumulated deficit of $3,276,561 working capital of $44,365,153 and stockholders’ equity of $58,115,414. For the year then ended, the Company generated cash flow from operations of $7,211,168.

Assuming that the current global macroeconomic environment remains stable, we believe that our current level of cash and cash generation will be sufficient to meet our short and medium-term liquidity needs. As of October 31, 2025, we had cash and cash equivalents on hand of $28,682,615 and both billed and unbilled receivables of $6,721,585. Our current cash balance represents approximately 32 months of Selling, General and Administrative Expenses. The Company continues to critically evaluate the level of expenses that it incurs and reduces its expenses as may be appropriate within its business priorities.

We also have access to a revolving line of credit of $4 million from HSBC NA. All amounts under the Revolving Line of Credit are payable at the end of each financial year. The facility is subject to annual renewal by HSBC in its sole discretion on April 30th of each year. As of January 29, 2026, there are no amounts outstanding under this facility.

Operating Activities

Net cash generated from operating activities for the year ended October 31, 2025, was $7,211,168. We recorded net income for the period of $4,129,930. Other items in uses and sources of funds from operations included non-cash charges related to depreciation of fixed assets, amortization of intangible assets, deferred tax asset, gain on sale of asset, allowance for credit loss and stock-based compensation, which collectively amounted to $2,151,567. Changes in operating assets decreased net cash from operating activities by $491,815 and changes in current liabilities decreased net cash from operating activities by $1,421,486.

Investing Activities

Net cash used in investing activities, for the year ended October 31, 2025, was $1,196,069. These investing activities include costs associated with the implementation costs to date of our new ERP system, new plant and equipment, and the acquisition of a new survey vessel (COCO II) for our research and development testing, production testing and customer training.

Financing Activities

Net cash used in financing activities for the year ended October 31, 2025, was $0.

Foreign Currency and Inflation

The Company’s consolidated results are a combination of its U.S. operations and foreign subsidiaries. The foreign subsidiaries maintain their accounts in the native currencies of their operations, and which are:

US Dollars	For U.S. Operations
British Pound	For United Kingdom Operations
Danish Kroner	For Danish Operations
Australian Dollars	For Australian Operations (operations are currently effectively dormant)
Indian Rupees	For Indian Operations (operations are currently effectively dormant)

The Company’s consolidated financial results therefore include the translation of its foreign subsidiaries functional currencies into USD. See “Note 2 Summary of Accounting Policies” (Foreign Currency Translation) of our audited Consolidated Financial Statements as of October 31, 2025, for more information on the applicable rates used for our Balance Sheet transactions and Statements of Income and Comprehensive Income.

Fluctuations in currency exchange rates can directly (positively and negatively) impact on the Company’s sales, profitability and financial position when the transactions of the foreign subsidiaries are translated from their functional currencies into USD for financial reporting. In addition, the Company is also subject to currency fluctuation risk with respect to certain foreign currency denominated receivables and payables incurred in the ordinary course of its business operations (cross-border transactions such as inventory purchasing). In general, the Company’s subsidiaries perform financial transactions in their native currencies. As necessary and on an exceptional basis, a subsidiary may perform financial transactions in foreign currencies (such as purchasing inventory from a foreign supplier, for example, in foreign currency). Furthermore, the Company holds significant cash balances in foreign currencies, such as the British Pound, the Euro and the Danish Kroner. The Company cannot predict the extent to which currency fluctuations may affect its business and financial position, and there is a risk that such fluctuations may have an adverse impact on the Company’s sales, profits and financial position. The Company does not hedge its exposure to currency fluctuation risks.

The impact of currency fluctuations (using the Constant Rate) in the 2025 FY compared to 2024 FY is set out in the table below. Constant Rate is defined as:

For Revenue and Expenses Transactions for the 2025 FY means	The “prevailing weighted average” exchange rate in the current 12-month period for the Current FY compared to the “prevailing weighted average” exchange rate
For Balance Sheet Transactions for the 2025 FY means	The prevailing exchange rate as of October 31, 2025, when compared to the prevailing exchange rate as of October 31, 2024.

These are the values we have used in the calculations below which show the impact of these currency fluctuations on our operations in the 2025 FY when applying the Constant Rate:

	Based British Pounds		Based Danish Kroner			TOTAL USD
	Actual	Constant	Actual	Constant	Actual	Constant	*Total
	Results	Rates	Results	Rates	Results	Rates	Effect
	($)	($)	($)	($)	($)	($)	($)
Revenues	13,158,114	12,857,720	4,526,239	4,432,460	17,684,353	17,290,179	394,174
Costs	13,890,469	13,573,355	753,429	737,819	14,674,223	14,342,601	331,622
Net profit (losses)	(732,355)	(715,635)	3,772,810	3,694,641	3,010,130	2,947,578	62,552
Assets	32,144,733	31,405,896	1,729,545	1,624,639	33,904,953	33,061,791	843,162
Liabilities	(4,137,193)	(4,042,101)	(597,937)	(561,669)	(4,763,634)	(4,633,585)	(130,049)
Net assets	28,007,540	27,363,795	1,131,608	1,062,970	29,141,319	28,428,206	713,113

The effect of exchange rate movements between the 2024 FY and the 2025 FY increased net assets by $713,113.

The table above does not show separately the effect of exchange rate impact for Australian Dollars or Indian Rupees since these operations are non-trading dormant entities, and therefore the impact of foreign exchange movements is not material.

*Total Effect summary column data is the difference between the Actual Results in the reporting period and the results when the Constant Rate is applied.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation affects our Business in several ways including:

●	Cost of Operations (including wages, salaries, utilities) and therefore our overheads.
●	Bill of Material (BOM) Costs of our Products and Input Materials for Engineering Services.
●	Our revenue. An inflationary environment is likely to reduce demand for our goods and services.
●	Impacts on our ability to compete for key skills required for our Business

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

Furthermore, our revenue continues to be affected in strategic markets and geographies due to inflationary pressures which have made the pricing for our solutions unattractive for those markets such as Japan which is a strategically important market for our technology.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)- 15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on the evaluation of our disclosure controls and procedures as of October 31, 2025, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of this date.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of October 31, 2025. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). Based on its assessment, our management believes that, as of October 31, 2025, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Under SEC rules, the management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

During the year ended October 31, 2025, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

Not Applicable

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following persons are the executive officers and directors as of the date hereof:

Name	Age	Position
Annmarie Gayle	61	Chief Executive Officer and Chairman
Gayle Jardine	55	Interim Chief Financial Officer
Blair Cunningham	56	Director & President of Technology
Michael Hamilton	78	Director
Robert Harcourt	80	Director
Gwenael Rouy-Poirier	51	Director

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

Gayle Jardine joined the Company as European Director of Finance on September 1, 2015. She was appointed as the Interim CFO on February 14, 2024. From 2009 to 2015, she was the Controlling Director of Pentland Accounting Ltd providing management accounting services to a variety of businesses related to software provision and commercial property offerings. Between 2004 and 2009 she held senior finance management roles in Wireless Fiber Systems, Scottish Water Solutions and Honeywell. The majority of her earlier career from 1992-2002 was spent at Hewlett Packard (HP) / Agilent Technologies where she started as a Graduate Financial Analyst and worked her way through various roles to be Financial Operations Manager of a worldwide product line managing teams in UK, Germany and the USA. From 1995-1996 she had a foreign services assignment to Santa Rosa, California with HP as a Financial Business Consultant in their Test & Measurement Business. Ms. Jardine qualified as a Chartered Management Accountant (CIMA) in 1996 and has a BA (Hons) in Business Studies from Robert Gordon University in Aberdeen.

Blair Cunningham joined the Company in July 2004. He was elected as a director in September 2025. He has held several roles in the Company including Chief Technology Officer between July 2004 and July 2005. He is currently our President of Technology and Divisional CEO of Coda Octopus Products, Inc. Mr. Cunningham received an HND in Computer Science in 1989 from Moray College of Further Education, Elgin, Scotland. Because of Mr. Cunningham’s expertise in technology, systems software development and project management, the Company believes that he is highly qualified to serve in his current roles.

Michael Hamilton was our Chairman of the Board between June 2010 and March 2017. He is currently serving as an independent director of our Board. He has been a member of the board of directors of both public and private companies. Since 2014, Mr. Hamilton has provided accounting and valuation services for a varied list of clients. He was Senior Vice President of Powerlink Transmission Company from 2011 through 2014. From 1988 to 2003, he was an audit partner at PricewaterhouseCoopers. He holds a Bachelor of Science in Accounting from St. Frances College and is a certified public accountant and is accredited in business valuation. Because of Mr. Hamilton’s background in auditing, strategic corporate finance solutions, financial management and financial reporting, we believe that he is highly qualified to be a member of our Board of Directors.

Robert Harcourt has been a member of Coda’s Board of Directors since June 26, 2023. Mr. Harcourt is a retired Audit and Advisory Partner of KPMG with a professional career spanning over 40 years where he executed a variety of roles at the partnership level during the time with KPMG. including Assurance Partner from 1978 – 1999 and Advisory Partner from 1999- 2007. He also worked as Associate Director, Division of Registration and Inspection of the Public Company Accounting Oversight Board (PCAOB) from 2011-2016. He most recently worked for the Analysis Group and Cornerstone Research from 2018-2021. He is a Certified Public Accountant and holds a BBA in Accountancy from Pace University and has completed course work at Harvard University and Stanford University. As a result of Mr. Harcourt’s background, we believe that he is highly qualified to be a member of our Board of Directors.

Gwenaël Rouy-Poirier was elected as a director in April 2024. Since January 2024, he has been an independent consultant for companies in the aerospace and defense sectors. From May to December 2023, he was Chief Financial Officer for SHL (Scandinavian Health Ltd.) Medical, a private company backed up by private equity operating as a leading solutions provider in the design, development, and manufacturing of advanced medical delivery devices such as autoinjectors and pen injectors. From April 2021 to December 2022, he was Chief Financial Officer of GKN Aerospace, one of the world’s leading multi-technology Tier 1 aerospace suppliers, serving 90% of the world’s aircraft and engine manufacturers. From 2019 to 2021, he was Chief Financial Officer of Nobel Biocare Systems, a premium dental implant leader whose portfolio also included restorative solutions, dentist hardware equipment and digital treatment technologies. Prior thereto, he worked for Honeywell mostly in the Aerospace division, as well as in its Homes & Building Technologies and Specialty Materials division), l’Oréal and Arthur Andersen, among others. He earned a Bachelor (Mathematics) from Lycée Victor Duruy and a Master of Management in Corporate Finance from EDHEC Business School in France. As a result of Mr. Rouy-Poirer’s background, we believe that he is highly qualified to be a member of our Board of Directors.

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

Independence of the Board of Directors and its Committees

After review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company and its senior management, the Board of Directors has determined that all the Company’s directors are independent within the meaning of the applicable NASDAQ listing standards, except Ms. Gayle, the Company’s Chair Person and Chief Executive Officer and Mr. Blair Cunningham, the Company’s President of Technology and Divisional CEO of Coda Octopus Products, Inc. The Board of Directors met 4 times and acted by unanimous written consent 4 times during the fiscal year ended October 31, 2025. Each member of the Board of Directors attended all meetings of the Board of Directors held in the last fiscal year during the period for which he or she was a director and of the meetings of the committees on which he or she served in the last fiscal year during the period for which he or she was a committee member.

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

The Audit Committee is currently composed of three outside directors: Michael Hamilton (Chairperson), Robert Harcourt, and Gwenaël Rouy-Poirier. The Audit Committee met four times during the fiscal year ended October 31, 2025. The Audit Committee Charter is available on the Company’s website, www.codaoctopusgroup.com.

The Board of Directors periodically reviews the NASDAQ listing standards’ definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A) of the NASDAQ listing standards and Rule 10A-3(b)(1) of the Securities Exchange Act, as amended). The Board of Directors has determined that Michael Hamilton qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Mr. Hamilton’s level of knowledge and experience based on a number of factors, including his formal education and his service in executive functions and his long experience in the area of financial oversight responsibilities.

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

The Compensation Committee is composed of three outside directors: Michael Hamilton (Chairperson), Robert Harcourt and Gwenaël Rouy-Poirier. All members of the Compensation Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Compensation Committee met three times during the fiscal year ended October 31, 2025. The Compensation Committee Charter is available on the Company’s website at: www.codaoctopusgroup.com.

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

The Nominating and Governance Committee is currently composed of three outside directors: Robert Harcourt (Chairperson), Michael Hamilton and Gwenaël Rouy-Poirier. All members of the Nominating Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards). The Nominating Committee met three times during the fiscal year ended October 31, 2025. The Nominating Committee Charter is available on the Company’s website at www.codaoctopusgroup.com.

The Nominating Committee has not established any specific minimum qualifications that must be met for recommendation for a position on the Board of Directors. Instead, in considering candidates for director the Nominating Committee will generally consider all relevant factors, including among others the candidate’s applicable education, expertise and demonstrated excellence in his or her field, the usefulness of the expertise to the Company, the availability of the candidate to devote sufficient time and attention to the affairs of the Company, the candidate’s reputation for personal integrity and ethics and the candidate’s ability to exercise sound business judgment. Other relevant factors, including diversity, experience, and skills, will also be considered. Candidates for directors are reviewed in the context of the existing membership of the Board of Directors (including the qualities and skills of the existing directors), the operating requirements of the Company and the long-term interests of its stockholders.

The Nominating Committee considers each director’s executive experience and his or her familiarity and experience with the various operational, scientific and/or financial aspects of managing companies in our industry.

With respect to diversity, the Nominating Committee seeks a diverse group of individuals who have executive leadership experience and a complementary mix of backgrounds and skills necessary to provide meaningful oversight of the Company’s activities. The Nominating Committee annually reviews the Board’s composition in light of the Company’s changing requirements. The Nominating Committee uses the Board of Director’s network of contacts when compiling a list of potential director candidates and may also engage outside consultants. Pursuant to its charter, the Nominating Committee will consider but not necessarily recommend to the Board of Directors potential director candidates recommended by stockholders. All potential director candidates are evaluated based on the factors set forth above, and the Nominating Committee has established no special procedure for the consideration of director candidates recommended by stockholders.

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

Blair Cunningham

Under the terms of an employment contract dated January 1, 2013, our wholly owned subsidiary Coda Octopus Products, Inc. employs Blair Cunningham as its Chief Executive Officer and President of Technology. On January 24, 2025, Mr. Cunningham’s annual salary was increased to $270,000 from $225,000, effective February 1, 2025. Mr. Cunningham is entitled to 25 vacation days in addition to any public holiday. The Company also makes a contribution to certain benefits such as 401(k), dental and medical cover.

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

Gayle Jardine

Under the terms of an employment contract dated September 2015, our wholly owned subsidiary Coda Octopus Products, Limited. employs Gayle Jardine as its European Finance Director. She is being paid an annual base salary of £82,000 (equivalent of $107,326). Mrs. Jardine is entitled to 25 vacation days in addition to any public holiday.

In February 2024, Mrs. Jardine was appointed as Interim Chief Financial Officer of the Company. As an inducement for assuming the additional duties as Interim CFO, she is paid an additional short-term incentive payment of £6,000 (approximately $7,853) for each month that she acted in such a capacity.

The total compensation package paid by the Company to Mrs. Jardine is $201,562.

The company may terminate the agreement by giving ten weeks prior written notice without cause.

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

ITEM 11. EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered for the fiscal years ended October 31, 2025, and 2024, by our executive officers. The following information includes the dollar value of base salaries, bonus awards, stock options grants and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Option Awards	* All Other Compensation	Total
		($)	($)	($)	($)	($)	($)
Annmarie Gayle	2025	305,000	100,000	-0-	-0-		405,000
Chief Executive Officer	2024	305,000	100,000			-0-	405,000

Gayle Jardine**	2025	107,326	94,236	-0-	-0-	18,993	220,555
Interim Chief Financial Officer	2024	82,600	71,622	-0-	-0-	17,426	171,648

Kevin Kane***	2025	-	-0-	-0-	-0-	-	-
Divisional Chief Executive Officer	2024	67,582	-0-	-0-	-0-	23,918	91,500

John Price	2025		-0-	-0-	-0-	-	-
Chief Financial Officer****	2024	52,198				26,737	78,935

Blair Cunningham	2025	266,539		-0-	-0-	37,287	303,826
President of Technology	2024	225,000	8,000	-0-	-0-	32,932	265,932

*The amounts described in the category of “All Other Compensation” comprise Health, Dental, Vision, Short Term Disability, Long Term Disability and Accidental Death and Dismemberment insurance premiums which the Company contributed to the officers’ identified plan.

** Mrs. Gayle Jardine was appointed as Interim Chief Financial Officer of the Company in February 2024.

*** Mr. Kevin Kane vacated his role in March 2024.

**** Mr. John Price was Chief Financial Officer from November 27, 2023 until February 12, 2024.

Grants of restricted stock awards as of October 31, 2025

Name	Grant Date	All other restricted awards; number of securities underlying restricted stock awards	Exercise or base price of restricted stock awards	Grant date fair value of restricted stock awards
None

Outstanding option awards as of October 31, 2025

Option Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Exercise or base price of option awards	Option expiration date
None

Option exercises for October 31, 2025

	Option Awards
Name	Number of shares acquired on exercise	Value realized on exercise
Gayle Jardine	1,756	$17,413

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to each of our directors (who are also not officers of the Company) for the fiscal year ended October 31, 2025, in connection with their services to the company. In accordance with the SEC’s rules, the table omits columns showing items that are not applicable. Except as set forth in the table, no other persons were paid any compensation for director services.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Total ($)
Michael Hamilton	$50,000		$15,000	$65,000
Mr. Gwenael Rouy-Poirier	$50,000	$		$50,000
Dr. Angus McFadzean*	$37,500	$		$37,500
G. Tyler Runnels**	$25,000	$		$25,000
Robert Harcourt	$50,000	$		$50,000
Anthony Tata***	$25,000	$		$25,000

*Due to restriction on the number of insiders which may be on the Board, Dr. Angus McFadzean was not put forward for re-election at the Company’s Annual Meeting of Stockholders on September 10, 2025.

** Mr. Runnels resigned from the Board of Directors for personal reasons effective May 27, 2025. There were no disagreements which resulted in Mr. Runnels resignation.

***Mr. Tata resigned from the Board of Directors effective July 16, 2025 to take up a position in the U.S. Administration

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

During the fiscal year ended October 31, 2025, pursuant to the terms of the 2017 Plan, the Company granted 17,646 restricted stock awards for an aggregate share of common stock of 17,646 to various eligible individuals. During this period 2,500 restricted stock awards were forfeited. During the fiscal year ended October 31, 2025, 99,671 options were exercised on a cashless basis pursuant to which 46,469 shares of common stock were issued and 53,202 were returned to the 2017 Plan. As a result, as of October 31, 2025, there were 406,808 shares available for future issuance under the 2017 Plan.

2021 Stock Incentive Plan

On July 12, 2021, the Board of Directors adopted the 2021 Stock Incentive Plan (the “2021 Plan”), which was approved by the Company’s stockholders at its meeting held on August 2, 2021. The 2021 Plan is identical to the 2017 Plan in all material respects, except that the number of shares available for issuance is 1,000,000.

During 2025 FY the Company issued a total of 75,088 shares of common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our common stock are required to report their ownership of the common stock and any changes in that ownership to the SEC. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain reporting persons that no other reports were required, except as set forth below, we believe that during our fiscal year ended October 31, 2025, no reports relating to our securities required to be filed by current reporting persons were filed late.

We will continue monitoring Section 16 compliance by each of our directors and executive officers and will assist them where possible in their filing obligations.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 25, 2026, regarding the beneficial ownership of our Common Stock, based on information provided by (i) each of our executive officers and directors; (ii) all executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock. The percentage ownership in this table is based on 11,270,575 shares issued and outstanding as of January 25, 2026.

Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock
Michael Hamilton	5,533	*
Annmarie Gayle (2)	2,171,582	19.3%
Gayle Jardine (3)	3,159	*
Blair Cunningham	38,211	*
Robert Harcourt	6,273	*
Gwenael Rouy-Poirier	7,898	*

All Directors and Executive Officers as a Group (Six persons) (2)(3):	2,232,656	19.8%

Niels Sondergaard(2) Carit Etlars Vej 17A 8700 Horsens Denmark	2,171,582	19.3%
J. Steven Emerson (4) 1522 Ensley Avenue Los Angeles, CA 90024	1,301,232	11.5%
Bryan Ezralow (5) 23622 Calabasas Rd. Suite 200 Calabasas, CA 91302	1,073,120	9.5%
G. Tyler Runnels (6) 45 S. Arroyo Pkwy Pasadena, CA 91105	875,685	7.8%
Jonathan Honig (7) 5825 Windsor Court Boca Raton, FL 33496	629,921	5.6%

*) Less than 1%.

(1)	Unless otherwise indicated, the address of all individuals and entities listed below is c/o Coda Octopus Group, Inc. 3300 S Hiawassee Rd, Suite 104-105, Orlando, Florida, 32835.
(2)	Consists of 126,371 shares held by Ms. Gayle and 2,045,211 shares beneficially owned by Ms. Gayle’s spouse, Niels Sondergaard. Ms. Gayle disclaims any beneficial ownership in those shares.
(3)	Includes 1,756 shares issued upon the cashless exercise of 3,333 options issued under the Company’s Stock Incentive Plan 2017.
(4)	Includes the following: 217,081 held by J. Steven Emerson IRA R/O II; 350,000 shares held by J. Steven Emerson Roth IRA; 49,328 shares held by Brian Emerson IRA; 310,928 shares held by Emerson Partners; 217,250 shares held by 1993 Emerson Family Trust; 8,286 shares held by the Alleghany Meadows IRA; 8,286 shares held by the Jill Meadows IRA; and 144,073 shares held by the Emerson family Foundation. The Company has been advised that Mr. Emerson has voting and dispositive power with respect to all of these shares.
(5)	Consists of 896,079 shares held by the Bryan Ezralow 1994 Trust u/t/d 12/22/1994; and 177,041 shares held by EZ MM&B Holdings, LLC. According to filings made with the SEC, Mr. Ezralow has voting and dispositive power with respect to these shares.
(6)	Includes 609,331 shares held by the G. Tyler Runnels and Jasmine Niklas Runnels TTEES of The Runnels Family Trust DTD 1-11-2000 of which Mr. Runnels is a trustee; 227,700 shares held by T.R. Winston; 24,368 shares held by TRW Capital Growth Fund, Ltd.; and 14,286 shares held by Pangaea Partners. The Company has been advised that Mr. Runnels has voting and dispositive power with respect to all of these shares.
(7)	Based on the Company’s review of the reporting person’s most recently publicly filed Schedule 13G, includes the following: 386,900 shares of Common Stock held by Jonathan Honig individually; 2,000 shares of Common Stock held by Jonathan Honig as UTMA custodian for Jett Honig; 18,600 shares of Common Stock held by Titan Multi- Strategy Fund I, Ltd., of which Jonathan Honig is the beneficial owner; 197,808 shares of Common Stock held by Elizabeth Honig TR FBO Elizabeth Honig Lifetime Trust UA July 9, 2013; 8,547 shares of Common Stock held by Elizabeth Honig as UTMA custodian for Jett Honig; 7,886 shares of Common Stock held by Elizabeth Honig as UTMA custodian for Morgan Honig; and 8,180 shares of Common Stock held by Elizabeth Honig as UTMA custodian for Skylar Honig. Jonathan Honig is the President of Titan Multi-Strategy Fund, Inc., the general partner of Titan Multi-Strategy Fund I, Ltd. Jonathan Honig is also the husband of Elizabeth Honig, who is the sole trustee and beneficial owner of the Elizabeth Honig TR FBO Elizabeth Honig Lifetime Trust UA July 9, 2013. Jonathan Honig and Elizabeth Honig are the parents of Jett Honig, Morgan Honig and Skylar Honig. Jonathan Honig and Elizabeth Honig share voting and dispositive power of the Elizabeth Honig TR FBO Elizabeth Honig Lifetime Trust UA July 9, 2013, but Jonathan Honig disclaims beneficial ownership of the Common Stock held by Elizabeth Honig TR FBO Elizabeth Honig Lifetime Trust UA July 9, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the 2025 FY, we granted 10,000 shares of common stock to a related party for consulting services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Frazier & Deeter, LLC, our principal accountants, for professional services rendered for the audit and audit related services of the Company’s annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company’s Quarterly reports on Form 10-Q during the last two fiscal years 2025 and 2024 were $469,000 and $361,125 respectively.

Tax Fees. The Company did not engage its principal accountants to render any tax services to the Company during the last two fiscal years.

All Other Fees. The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than as reported above.

Prior to the Company’s engagement of its independent auditor, such engagement is approved by the Company’s Audit Committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company’s Audit Committee Charter, the independent auditors and management are required to report to the Company’s audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by the Company for the year ended October 31, 2025, were approved by the Company’s Audit Committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Plan and Agreement of Merger dated July 12, 2004 by and between Panda and Coda Octopus (1)
3.1	Restated Certificate of Incorporation (2)
3.2	By-Laws (1)
10.30	Employment Contract dated January 1, 2013 between Coda Octopus Products, Inc. and Blair Cunningham (3)
10.31	Employment Contract dated March 16, 2017 between the Company and Annmarie Gayle (4)
10.32	2017 Stock Incentive Plan (5)
10.33	Employment Agreement dated May 7, 2021 between Coda Octopus Colmek, Inc and Kevin Kane (6)
10.34	2021 Stock Incentive Plan (7)
10.35	Employment Agreement dated August 30, 2023, between the Company and John Price (8)
10.36	Share Purchase Agreement dated October 29, 2024, between LG Motion and Others and Coda Octopus R&D Limited.(9)
14	Code of Ethics (10)
23.1	Consent of Frazier & Deeter, LLC (filed herewith)
31.1	Chief Executive Office and Interim Chief Financial Officer Certification
32	Certificate Pursuant to 18 U.S.C Section 1350

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC File No.143144)
(2)	Incorporated by reference to the Company’s Registration Statement on Form 10.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2010
(4)	Incorporated by reference to the Company’s Registration Statement on Form 10/A filed March 29,2017
(5)	Incorporated by reference to the Company’s Annual Report on Form 10 for the year ended October 31, 2017
(6)	Incorporated by reference to the Company’s Form 10-K for the year ended October 31, 2021, filed February 14, 2022
(7)	Incorporated by reference to the Company’s Definitive Statement filed August 2, 2021
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 5, 2023
(9)	Incorporated by reference to the Company’s Form 10-K for the year ended October 31, 2024, filed January 29, 2025.
(10)	Incorporated by reference to the Company’s Form 10-K for the year ended October 31, 2017, filed January 30, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: January 29, 2026	CODA OCTOPUS GROUP, INC.

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

Signature	Title	Date

/s/ Annmarie Gayle	Chief Executive Officer and Chairman	January 29, 2026
Annmarie Gayle	(Principal Executive Officer)

/s/ Gayle Jardine	Interim Chief Financial Officer	January 29, 2026
Gayle Jardine	(Principal Financial and Accounting Officer)

/s/ Michael Hamilton	Director	January 29, 2026
Michael Hamilton

/s/ Robert Harcourt	Director	January 29, 2026
Robert Harcourt

/s/ Gwenael Rouy-Poirier	Director	January 29, 2026
Gwenael Rouy-Poirier

/s/ Blair Cunningham	Director	January 29, 2026
Blair Cunningham

CODA OCTOPUS GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Coda Octopus Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Coda Octopus Group, Inc. and subsidiaries (the “Company”) as of October 31, 2025 and 2024, and related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Atlanta, Georgia

January 29, 2026

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

October 31, 2025 and 2024

	2025	2024
ASSETS
CURRENT ASSETS

Cash and Cash Equivalents	$28,682,615	$22,479,072
Accounts Receivable, net	3,732,806	3,493,463
Inventory	13,636,512	13,975,529
Unbilled Receivables	2,988,779	1,657,827
Prepaid Expenses	434,021	537,289
Other Current Assets	531,469	838,835

Total Current Assets	50,006,202	42,982,015

FIXED ASSETS
Property and Equipment, net	7,295,791	6,822,990
Right of Use Asset, net	372,647	413,171

Total Fixed Assets	7,668,438	7,236,161

OTHER ASSETS
Goodwill	3,639,334	3,639,334
Intangible Assets, net	3,179,588	3,687,034

Total Other Assets	6,818,922	7,326,368

Total Assets	$64,493,562	$57,544,544

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

October 31, 2025 and 2024

	2025	2024
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts Payable	$1,407,439	$1,034,488
Current portion of operating lease liabilities	34,862	32,298
Accrued Expenses and Other Current Liabilities	2,475,952	1,604,596
Deferred Revenue	1,722,796	1,225,634

Total Current Liabilities	5,641,049	3,897,016

LONG TERM LIABILITIES
Deferred Tax Liability, net	317,949	82,011
Non-current operating lease liabilities	360,070	380,873
Deferred Revenue, less current portion	59,080	56,121

Total Long Term Liabilities	737,099	519,005

Total Liabilities	6,378,148	4,416,021

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 11,270,575 issued and outstanding as of October 31, 2025 and 11,195,487 shares issued and outstanding as of October 31, 2024	11,271	11,195
Preferred Stock $.001 par value; 5,000,000 shares authorized, zero issued and outstanding as of October 31, 2025 and 2024	-	-
Treasury Stock	(61,933)	(61,933)
Additional Paid-in Capital	63,321,294	63,096,583
Accumulated Other Comprehensive Loss	(1,878,657)	(2,510,831)
Accumulated Deficit	(3,276,561)	(7,406,491)

Total Stockholders’ Equity	58,115,414	53,128,523

Total Liabilities and Stockholders’ Equity	$64,493,562	$57,544,544

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

	Year Ended October 31,
	2025	2024

Net Revenues	$26,563,126	$20,316,161
Cost of Revenues	8,900,758	6,143,056

Gross Profit	17,662,368	14,173,105

OPERATING EXPENSES
Research & Development	2,447,762	2,242,429
Selling, General & Administrative	10,678,578	8,346,545

Total Operating Expenses	13,126,340	10,588,974

INCOME FROM OPERATIONS	4,536,028	3,584,131

OTHER INCOME
Other Income	268,092	88,382
Interest Income	708,097	938,775

Total Other Income	976,189	1,027,157

INCOME BEFORE INCOME TAX EXPENSE	5,512,217	4,611,288

INCOME TAX EXPENSE
Current Tax Expense	1,149,815	713,670
Deferred Tax Expense	232,472	251,622

Total Income Tax Expense	1,382,287	965,292

NET INCOME	$4,129,930	$3,645,996

NET INCOME PER SHARE:
Basic	$0.37	$0.33
Diluted	$0.37	$0.32

WEIGHTED AVERAGE SHARES:
Basic	11,232,440	11,166,956
Diluted	11,252,667	11,290,327

NET INCOME	$4,129,930	$3,645,996

Foreign Currency Translation Adjustment	632,174	931,718

Total Other Comprehensive Income	$632,174	$931,718

COMPREHENSIVE INCOME	$4,762,104	$4,577,714

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended October 31, 2025 and 2024

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total

Balance, October 31, 2023	11,117,695	$11,118	$62,958,984	$(3,442,549)	$(11,052,487)	$(46,300)	$48,428,766

Employee stock-based compensation	-	-	137,676	-	-	-	137,676
Stock issued for options exercised and stock grants	77,792	77	(77)	-	-	(15,633)	(15,633)
Foreign currency translation adjustment	-	-	-	931,718	-	-	931,718
Net Income	-	-	-	-	3,645,996	-	3,645,996
Balance, October 31, 2024	11,195,487	$11,195	$63,096,583	$(2,510,831)	$(7,406,491)	$(61,933)	$53,128,523

Employee stock-based compensation	-	-	224,786	-	-	-	224,786
Stock issued for options exercised and stock grants	75,088	76	(75)	-	-	-	1
Foreign currency translation adjustment	-	-	-	632,174	-	-	632,174
Net Income	-	-	-	-	4,129,930	-	4,129,930
Balance, October 31, 2025	11,270,575	$11,271	$63,321,294	$(1,878,657)	$(3,276,561)	$(61,933)	$58,115,414

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

	Year Ended October 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,129,930	$3,645,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	861,292	710,059
Amortization of intangible assets	530,218	60,476
Stock-based compensation	224,786	137,676
Deferred income taxes	232,472	251,622
Gain on sale of asset	-	(33,907)
Earn Out provision	213,343	-
Allowance for credit loss	89,456	119,405
(Increase) decrease in operating assets, net of assets acquired
Accounts receivable	(242,369)	(506,120)
Inventory	625,090	(707,897)
Unbilled receivables	(1,321,804)	(758,537)
Prepaid expenses	111,296	(284,041)
Other current assets	335,972	73,234
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	957,310	93,685
Deferred revenue	464,176	(349,976)
Net Cash provided by Operating Activities	7,211,168	2,451,675
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,170,718)	(502,525)
Purchases of other intangible assets	(25,351)	(89,103)
Acquisitions, net of acquired cash	-	(4,605,285)
Proceeds from the sale of property and equipment	-	775,821
Net Cash Used in Investing Activities	(1,196,069)	(4,421,092)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	-	(15,633)
Net Cash Used in Financing Activities	-	(15,633)

EFFECT OF CURRENCY TRANSLATION ON CHANGES IN CASH AND CASH EQUIVALENTS	188,444	15,281

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,203,543	(1,969,769)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	22,479,072	24,448,841

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$28,682,615	$22,479,072
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$415,221	$363,374

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Coda Octopus Group, Inc. (“Coda,” “the Company,” or “we”) operates three operating business units. These are the Marine Technology Business (“Products Business,” or “Products Segment”), Acoustics Sensors and Materials Business (“PAL”), and the Defense Engineering Services Business (“Services Business,” “Engineering Business” or “Services Segment”).

The Marine Technology Business is an established supplier of underwater technologies and solutions, to the underwater/subsea market. Its products and solutions comprise both hardware and software for which it is the innovator, developer, manufacturer and distributor. It has key proprietary 3D/4D/5D/6D imaging sonar technology marketed under the name of Echoscope®, Echoscope PIPE® and Echoscope PIPE NANO Gen Series® and diving technology marketed under the name of DAVD. The Echoscope® sonar series is the only sonar that can generate multiple real time 3D images of moving objects underwater in zero visibility conditions. This business also launched the DAVD system in 2021 which emanated from the requirements of the Office of Naval Research as part of its Future Naval Requirements Program. The DAVD embeds a pair of transparent glasses inside of the diver Head up Display (HUD) which is used as the data hub for displaying real time data to the diver. It allows both the diver underwater and the dive supervisor on the surface to see the same data or underwater scene. In addition, by combining the DAVD with the Echoscope®, dive operations can be performed in zero visibility conditions. These conditions are a common barrier which impinges on the ability to perform these activities and therefore the DAVD combined with the Echoscope® is a critical requirement for these operations.

The Company acquired PAL on October 29, 2024. PAL is a supplier of acoustic sensors and materials. PAL serves a broad base of markets such as the medical, subsea, defense, universities and research and development institutes. PAL is a recognized leader in the ultrasound and acoustic measurement field. Specializing in acoustic hydrophone design and innovative acoustic materials, they provide a comprehensive range of products and solutions, with a primary focus on medical imaging and Non-Destructive Testing (NDT). NDT is used to validate the viability of structures such as aircraft, ship hulls, wellheads and other subsea structures. Their expertise extends to working closely with national and global standard-setting bodies (such as the National Physical Laboratory of the UK), contributing to the establishment of the primary measurement standards in the industry. This business was acquired to gain access to their expertise and leverage this across the group including in the area of advancing the Echoscope® technology. We believe the addition of their expertise and capabilities positions the Group to qualify to compete for larger Defense contracts.

The Defense Engineering Services Business is an established sub-contractor (with operations in the U.S. and U.K) to prime defense contractors and generally designs, engineers, manufactures and supplies proprietary sub-assemblies for incorporation into broader mission critical defense systems. These sub-assemblies are typically supplied for the life of the program. The Defense Engineering Services Business’ scope of services for these defense programs typically extends to concept, design, prototype, manufacture, and post-sale support. The manufacturing contracts for these sub-assemblies can run over many years and during this time they enjoy sole supplier status for these sub-assemblies which they supply into these programs.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES

Basis of Presentation

The accompanying consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Reclassifications

Certain amounts included in the accompanying Consolidated Balance Sheets, Consolidated Statements of Income and Comprehensive Income, and Consolidated Statements of Cash Flows for the year ended October 31, 2024, have been reclassified to conform to the presentation as of and for the year ended October 31, 2025.

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

Cost of Revenue

Our Cost of Revenues includes the cost of materials and related direct costs. With respect to sales made through the Company’s sales agents distribution network, we include in our costs of revenues the commissions paid to agents for the specific sales that they make. All other sales-related expenses, including those related to unsuccessful bids, are included in selling, general and administrative costs. Sales commissions included as a component of Cost of Revenues were $896,046 and $740,507 for the years ended October 31, 2025, and 2024, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

Foreign Currency Translation

The Company’s operations are split between the United States, United Kingdom, Denmark, Australia and India with the latter operations being dormant. The foreign subsidiaries’ functional currencies are those of their respective local jurisdictions and are translated into U.S. dollars for the purpose of reporting the Company’s consolidated financial results. The translation of assets and liabilities into U.S. dollars for subsidiaries with a functional currency other than the U.S. dollar is performed using exchange rates in effect at the balance sheet date of October 31, 2025 and 2024 respectively. Stockholders’ equity, fixed assets and long-term investments are recorded at historical exchange rates. The translation of revenues and expenses into U.S. dollars for subsidiaries with a functional currency other than the U.S. dollar is performed using the average exchange rate for the respective reporting period. Gains or losses from cumulative translation adjustments, net of tax, are included as a component of accumulated other comprehensive loss in the Consolidated Balance Sheets. The Company records net foreign exchange transaction gains and losses in the Consolidated Statements of Income and Comprehensive Income.

For the years ended October 31, 2025, and 2024, the Company recorded an aggregate transaction loss of $208,015 and $287,939, respectively. The aggregate transaction losses were recorded as a component of Selling, General & Administrative (“SG&A”).

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

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and that is evaluated on a regular basis by the chief operating decision-maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing the performance of each segment. Our chief operating decision-maker (CODM), who is our Chairman and Chief Executive Officer, analyzes the results of our business through the following three reportable segments– Marine Technology Business (Products), Acoustic Sensors and Materials Business (PAL) and Defense Engineering Services Business (Services). Our CODM evaluates the operating results and performance of all three of our segments using GAAP-reporting for revenue, expenses and net income by segment. This financial metric is used to view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions, take decisions on business investments and to monitor budget to actual performance on a monthly, quarterly and annual basis.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. As of October 31, 2025, approximately $27.1 million may be in excess of federal deposit insurance limits.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable, accounts payables, and deferred revenue. The carrying amounts of the Company’s cash, cash equivalents, accounts receivables, unbilled receivables, accounts payables, accrued liabilities and deferred revenue, as reflected in the consolidated financial statements approximate fair value due to the short-term maturity of these items. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The long-term deferred revenue approximates its’ carrying amounts as assessed by management. The Company’s financial instruments are exposed to certain financial risks, primarily concentration risk. Concentration risk is the risk of financial loss to the Company if the counterparty to a financial instrument fails to meet its contractual obligations and arises principally from the Company’s cash, cash equivalents and trade receivables. The carrying amount of the financial assets represents the maximum credit exposure. The Company limits its exposure to concentration risk on cash by placing these financial instruments with high-credit, quality financial institutions and only investing in liquid, investment grade securities. The Company’s bank deposits are held with financial institutions both in and outside the United States. At times, such amounts may be in excess of applicable government mandated insurance limits. The Company has not experienced any losses in such accounts or lack of access to its cash. The Company’s accounts receivables are subject to potential concentrations of credit risk, since a significant part of the Company’s sales are to a small number of companies and, even though these are generally established businesses, market fluctuations may affect our customers’ ability to meet their obligations to us. Furthermore, trade disputes may result in impairment or delays in receivables.

Accounts Receivable

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to cash collection.

Payment terms and conditions vary by contract type, location of customer and the products or services offered, although terms generally require payment from a customer within 30-60 days (depending on the type of customer) for our Products Business and between 45-60 days from our Services Business. When the timing of revenue recognition differs from the timing of cash collection, an evaluation is performed to determine whether the contract includes a significant financing component. Accounts Receivable, net were $3,732,806, $3,493,463 and $2,643,461 as of October 31, 2025, 2024 and 2023 respectively.

Allowance for Credit Losses

The allowance for credit losses, which includes the allowance for accounts receivable and unbilled accounts receivable, represents the Company’s best estimate of lifetime expected credit losses inherent in those financial assets. The Company’s lifetime expected credit losses are determined using relevant information about past events (including historical experience), current conditions, and reasonable and supportable forecasts that affect collectability. The Company monitors its credit exposure through ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. In addition, the Company performs routine credit management activities such as timely account reconciliations, dispute resolution, and payment confirmations. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. The Allowance for Credit Losses was $65,253, $123,885 and $0 for the years ended October 31, 2025, 2024 and 2023, respectively.

Inventory

Inventories consist primarily of raw materials and finished goods and are stated at the lower of cost or net realizable value on an aggregate basis. Cost is computed using the average of actual cost, on a first-in, first-out basis. Adjustments to reduce the carrying amount of inventory to the lower of cost or net realizable value are made, if required, for excess or obsolete goods, which includes a review of, among other factors, demand requirements and market conditions. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns of product to vendors, or liquidations, and expected recoverable values of each disposition category. These assumptions about the future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future. In addition, we enter into supplier commitments for certain electronic and mechanical device components such as Printed Circuit Board Assemblies (PCBAs) and certain products particularly those which are subject to very long delivery times. These commitments are based on forecasted customer demand. If we reduce these commitments, we may incur additional costs. The sales cycle for our goods and services is long and also requires us to predict our inventory requirements. However, demand for our products and services can change significantly between the time of inventory or components are ordered and the date of the sale. In addition, when we begin selling or manufacturing a new product or offering a new service, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components requires significant lead time and prepayment, and they may not be returnable. Furthermore, such prepayments may be at risk. We carry broad selection and significant inventory levels of certain products, such as PCBAs, mechanical assemblies and other components which have no after-market value outside of utilization with our products. Any one or more of the inventory risk factors set forth above may adversely affect our operating results.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

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

Goodwill and Intangible Assets

Goodwill and intangible assets consist principally of the excess of cost over the fair value of net assets acquired (i.e., goodwill), customer relationships, value of technology, non-compete agreements and licenses. Goodwill was allocated to our reporting units based on the original purchase price allocation. Goodwill is not amortized and is evaluated for impairment annually or more often if circumstances indicate impairment may exist. Customer relationships, non-compete agreements, value of technology, patents and licenses are being amortized on a straight-line basis over periods of 4 to 15 years. The Company amortizes its intangible assets using the straight-line method over their estimated period of benefit. We annually evaluate the recoverability of goodwill and intangible assets and carefully consider events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

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

Finite-lived intangible assets consist of acquired patents, customer relationships, value of technology and non-compete agreements resulting from business combinations. The Company’s intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 4 to 15 years. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. The Company evaluates the carrying value of indefinite-lived intangible assets on an annual basis, and an impairment charge would be recognized to the extent that the carrying amount of such assets exceeds their estimated fair value.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for minor replacements, maintenance and repairs which do not increase the useful lives of the property and equipment are charged to operations as incurred. Major additions and improvements are capitalized.

Depreciation is computed using the straight-line method over their estimated useful lives:

Buildings	50 years
Office machinery and equipment	3-5 years
Software	5-7 years
Rental assets	3-7 years
Furniture, fixtures, and improvements	3-5 years

Depreciation expense is presented as a component of SG&A expense in the Consolidated Statements of Income and Comprehensive Income. Depreciation expense related to the Marine Technology Products Business “Rental Assets” which forms the asset pool utilized for rental services, is allocated 70% to Cost of Revenues and 30% to SG&A expense. For the years ended October 31, 2025, and 2024, our depreciation costs allocated to Cost of Sales for rental assets were $215,808 and $271,273, respectively.

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

Our lease portfolio consists of one non-cancellable operating lease of office and production space that we assumed as part of our acquisition of PAL. This lease expires in March 2033. There was no operating lease payments included in our consolidated financial statements for this lease expense during the year ended October 31, 2024, although we did establish the right-of-use asset and lease liability in the opening balance sheet of PAL at fair value.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

Other information related to operating leases was as follows:

	Year Ended	Year Ended
	October 31, 2025	October 31, 2024

Lease liability	$394,932	$413,171
Future minimum lease payments	$518,953	$568,076
Remaining life of the lease in Years	7.42	8.42
Discount Rate	6.75%	6.75%

Estimated future minimum lease payments as of October 31, 2025, are as follows:

Years Ending October 31,	Amount

2026	$62,764
2027	64,647
2028	66,586
2029	68,584
2030	70,642

Thereafter	185,730

Totals	$518,953

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

Research and Development

Research and development costs are comprised primarily of employee-related costs, stock-based compensation expense, engineering consulting expenses associated with new product and technology development which may include significant sunk costs relating to prototyping and testing, investment in certain technology chipset, product commercialization, quality assurance, as well as costs related to information technology, patent applications and examinations, materials, supplies, and an allocation of facilities costs. All research and development costs are expensed as they are incurred.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on historical exercise patterns, which are believed to be representative of future behavior. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to be vested. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

The Company may grant restricted stock units (“RSUs”) to employees or consultants. RSU awards vest upon grant or fixed term, generally 12-36 months. The Company uses the closing trading price of its common stock on the date of RSUs vest as the fair value of awards of restricted stock units. Stock-based compensation from RSU awards is recognized on a straight-line basis over the RSU awards’ vesting period.

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

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. Accruals for unrecognized tax benefit liabilities, which represent the difference between a tax position taken or expected to be taken in a tax return and the benefit recognized for financial reporting purposes, are recorded when the Company believes it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Adjustments to unrecognized tax benefits are recognized when facts and circumstances change, such as the closing of a tax audit, notice of an assessment by a taxing authority or the refinement of an estimate. Income tax benefit includes the effects of adjustments to unrecognized tax benefits, as well as any related interest and penalties. The Company currently does not have any uncertain tax positions.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income includes gains and losses on foreign currency translation adjustments and is included as a component of stockholders’ equity.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

Advertising

Advertising costs are expensed as incurred and are presented as a component of SG&A expense in the Consolidated Statements of Income and Comprehensive Income. Advertising expenses for the years ended October 31, 2025 and 2024, were $0 and $2,732 respectively.

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records liability in its consolidated financial statements for these matters when a loss is known or considered probable, and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. In 2025 FY, the Company made provision of $213,343 (or £163,000 British Pounds – the currency of the earnout obligation) since it determined that PAL met the pre-conditions for the payment of the Year 1 Earnout, relating to revenue and pre-tax income targets, as stipulated in the Acquisition Agreement.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements to be Adopted

In December 2023, the FASB issued Accounting Standards Update 2023-09 entitled Income Taxes (Topic 740), Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. Essentially ASU 2023-09 requires significantly more granularity regarding the items that impact the determination and disclosure of the effective income tax rate. The effective income tax rate reconciliation will be broken down into nine tax categories, as applicable and requires a lower materiality threshold related to income tax disclosures. This disclosure standard is effective for annual periods beginning after December 15, 2024, which means that the Company will adopt this standard effective November 1, 2026. The Company has all the information available to make these disclosures and is reviewing the best way to present the information in accordance with ASU 2023-09.

In November 2024, the FASB issued Accounting Standards Update 2024-03 entitled Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures, Disaggregation of Income Statement Expense (ASU 2024-03). The FASB issued ASU 2024-03 to improve the disclosure about a public business entity’s expense and to address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion) included in commonly presented expense captions (such as cost of sales, SG&A and research and development. This is a disclosure-only standard, and the Company expects to adopt ASU 2024-03 on November 1, 2026, and include the interim disclosures beginning with our quarterly report on Form 10-Q for the quarter ended January 31, 2027.

In March 2025, the FASB issued Accounting Standards Update 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. Certain Securities and Exchange Commission rules are included in the FASB’s Accounting Standards Codification. ASU 2025-02 incorporates those amendments into the Accounting Standards Codification. This ASU doesn’t change any GAAP, and the Company is already subject to all the SEC’s rules and regulations, so ASU 2025-02 will not have any effect on the Company.

In November 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. There are two amendments in ASU 2025-05, only one of which relates to public companies. That amendment permits a company to assume that the economic conditions at the time of a sale that is recorded in current accounts receivable and any related contract assets are reflective of future economic conditions, such that an entity does not need to consider future economic changes in its determination of its allowance for credit losses. The amendments in ASU 2025-05 will be effective for public companies for annual reporting periods after beginning after December 15, 2025. The Company will adopt ASU 2025-05 on its effective date.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

In December 2025, the FASB issued Accounting Standards Update 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The amendments in ASU 2025-10 address when it is appropriate to recognize a government grant and how to account for that government grant. In accordance with ASU 2025-10, government grants will be realized ratably over the life of an asset or as deferred income if the government grant relates to amounts that offset an entity’s operating costs. The accounting in ASU 2025-10 is not applicable to transactions within the scope of Topic 740, Accounting for Income Taxes, below-market interest rate loans and government guarantees. The amendments are effective for public companies for annual reporting periods beginning after December 15, 2028, and early adoption is permitted. The Company receives government grants from time to time and will implement the standard on its effective date.

In December 2025, the FASB issued Accounting Standards Update 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in ASUY 2025-11 are more organizational in nature in that they are consolidating the interim reporting requirements in other Accounting Standards Codification topics to make Topic 270 more understandable and easier to use and they have added one additional disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The amendments in ASU 2025-11 can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company will comply with the amendments in this standard beginning on the effective date.

In December 2025, the FASB issued Accounting Standards Update 2025-12 entitled Codification Improvements. ASU 2025-12 is the latest in a series of updates that the FASB makes to the existing GAAP literature to amend or supplement that literature related to minor changes and corrections that have identified and made amendments to 33 Accounting Standard Codification topics. This ASU is effective for annual reporting periods that begin after December 15, 2026, and interim periods within those annual reporting periods. Based on the Company’s review of ASU 2025-12, it is not expected that any of the amendments will have any effect on the Company’s financial statements.

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

Revenues are earned under formal contracts with our customers and are derived from both sales and rental of underwater technologies and equipment for real time 3D imaging, mapping, defense, and survey applications and from the engineering services which we provide primarily to prime defense contractors. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential additional variable considerations. Our sales do not include a right of return by the customer.

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

October 31, 2025 and 2024

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

With respect to revenues related to our Defense Engineering Services Business, there are contracts in place that specify the fixed hourly rate and other reimbursable costs to be billed and recognized based on material and direct labor hours incurred. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred (materials and direct labor hours) to date to estimated total costs to be incurred (materials and direct labor hours) for each contract. This method is used as we consider expenditures for direct materials and labor hours to be the best available measure of progress on these contracts.

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

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

Other Revenue Disclosures

See Note 16 – “Disaggregation of Revenue” for a breakdown of revenues from external customers and cost of those revenues between our Product Segment, Acoustic Sensors and Materials Business and Services Segment including information on the split of revenues by geography. The Acoustic Sensors and Materials Business (“PAL”) was acquired on October 29, 2024 and had no material income statement activity for the remaining two days of up to October 31, 2024. Therefore, there is no comparative segment information data for the Acoustics Sensors and Materials Business for the 2024 FY.

Contracts in Progress (Unbilled Receivables and Deferred Revenue)

Unbilled Receivables includes earned revenue in excess of billings on incomplete contracts representing accumulated project expenses plus fees which have not been invoiced to customers as of the date of the balance sheet. The amount of unbilled contracts receivable may not exceed their net realizable value. Unbilled Receivables were $2,988,779, $1,657,827 and $894,251 as of October 31, 2025, 2024 and 2023, respectively.

Sales of equipment include a provision for warranty or through life support (“TLS”) services which may be purchased by customers and are treated as deferred revenue. These amounts are amortized over the relevant warranty or TLS period (12 months is our standard warranty contract obligation or for TLS, 24, 36 or 60 months) from the date of sale.

Deferred Revenue (current) includes customer prepayments prior to delivery of the agreed service, customer prepaid support to be delivered within twelve months, warranty provision or current TLS apportionment. Deferred Revenue was $1,722,796, $1,225,634 and $975,537 as of October 31, 2025, 2024 and 2023, respectively.

Deferred Revenue (current) consisted of the following as of October 31, 2025, 2024 and 2023:

	2025	2024	2023

Deferred Revenue	$1,074,488	$670,339	$420,611
Customer Technical Support Obligations	308,683	275,347	324,218
Product Warranty	339,625	279,948	230,708
Total Deferred Revenue (Current)	$1,722,796	$1,225,634	$975,537

Deferred Revenue (non-current) includes customer prepaid support, TLS, to be delivered past the initial twelve months and provision for TLS services to be provided past the initial twelve months.

Deferred Revenue (non-current) was $59,080, $56,121 and $133,382 as of October 31, 2025, 2024 and 2023, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

NOTE 5 – FAIR VALUE

The Company carries its financial instruments at fair value. Fair value is defined as an exchange price that would be received for an asset or paid to transfer a liability, (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. At October 31, 2025, and 2024, respectively, the Company’s financial assets and liabilities were in cash and cash equivalents. The cash equivalents are highly liquid investments with maturities of three months or less. Our recently acquired subsidiary, PAL, whose financial assets and liabilities were in cash and cash equivalents, follows the Company’s existing practice of keeping these assets in highly liquid investments with maturities of three- months or less.

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

There were no marketable securities required to be measured at fair value on a recurring basis as of October 31, 2025 and 2024.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

NOTE 6 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Certified Deposit Interest Bearing Accounts

The Company established certified deposit interest-bearing accounts with its current bankers HSBC NA and Jyske Bank in February 2023. These interest-bearing accounts are for rolling fixed short-term periods not exceeding 3 months and are classified in our financial statements as “cash equivalents”. The Company also maintains an interest-bearing deposit account in the UK that tracks the Bank of England base rate, which has no restrictions on access and has a current rate of 3.75%. The table below indicates the amounts which, at the date hereof, are held in certified deposit and unrestricted interest-bearing accounts, and interest earned in the period:

	Deposit	Interest	Deposit	Interest
Country	October 31, 2025	October 31, 2025	October 31, 2024	October 31, 2024

USA	$18,693,053	$616,437	$15,156,719	$823,816
UK	3,416,612	82,126	764,659	103,144
*Denmark	-	9,534	-	11,815

	$22,109,665	$708,097	$15,921,378	$938,775

*	This amount relates to interest earned on our Jyske bank current account which is not part of our Certified Deposit arrangement

Inventory consisted of the following as of:

	October 31,	October 31,
	2025	2024

Raw materials and parts	$10,622,753	$10,368,350
Work in progress	565,147	193,062
Finished goods	2,448,612	3,340,464
Stock in transit	-	73,653
Total Inventory	$13,636,512	$13,975,529

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

Other current assets consisted of the following as of:

	October 31,	October 31,
	2025	2024

Deposits and other assets	$59,715	$63,630
Other Tax Receivables	-	240,909
Employee Retention Credit Receivables	212,300	212,300
Other Foreign Tax Receivables	259,454	321,996
Total Other Current Assets	$531,469	$838,835

Fixed assets consisted of the following as of:

	October 31,	October 31,
	2025	2024

Buildings	$5,979,758	$5,881,237
Land	200,000	200,000
Office machinery and equipment	2,194,151	1,872,693
Software	364,923	-
Rental assets	2,874,192	2,784,921
Furniture, fixtures and improvements	1,611,168	1,549,965
Totals	13,224,192	12,288,816
Less: accumulated depreciation	(5,928,401)	(5,465,826)
Total Property and Equipment, net	7,295,791	6,822,990

Right of Use Asset (Operating Lease), net	372,647	413,171

Total Fixed Assets, net	$7,668,438	$7,236,161

Depreciation expense for the years ended October 31, 2025 and 2024 were $861,292 and $710,059, respectively.

Property and equipment, net, by geographic areas were as follows:

	October 31,	October 31,
	2025	2024

USA	$1,990,372	$1,743,840
Europe	5,305,419	5,079,150

Total Property and Equipment, net	$7,295,791	$6,822,990

Accrued Expenses and Other Current Liabilities consisted of the following as of:

	October 31,	October 31,
	2025	2024

Accruals	$759,323	$560,986
Other Tax Accrued or Payable	1,664,590	924,735
Employee Related	52,039	118,875
Total Accrued Expenses and Other Current Liabilities	$2,475,952	$1,604,596

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

Total Other Income, net consisted of the following for the year ended:

	October 31,	October 31,
	2025	2024

Grant Income	$194,761	$34,422
Other	73,331	53,960
	268,092	88,382

Interest	$708,097	$938,775

Total Other Income, net	$976,189	$1,027,157

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

In addition to the cash paid at closing, the share purchase agreement provides for certain earnout payments over a three-year period, and which are conditional upon PAL meeting the defined targets (revenue and pre-tax profit) in each of the earnout years. The potential earnout provision amounts are shown in the table below applying an exchange rate (from British Pound to USD) of $1.278973, the exchange rate of the transaction:

Earnout	2025 FY	2026 FY	2027 FY
Revenue Target	$5,334,584	$5,867,914	$6,454,962
Pre-Tax Profit Target	$1,046,476	$1,295,597	$1,573,133
Earnout Amount Payable based on Targets	$208,472	$418,223	$652,275

At the time of acquisition and based on the projections the Company used, we did not anticipate that there would be earnouts payable and therefore no contingent liability for earnout payments was recorded in the Company’s income statement for the fiscal year ended October 31, 2024. For the fiscal year ended October 31, 2025, PAL’s operating results exceeded the Company’s initial forecasts, and it achieved the qualifying financial conditions for the payment of the year one earnout. As such, in our 2025 FY we expensed $213,343 (or £163,000 British Pound – the currency of the earnout obligation) representing the full amount of the year one earnout liability. Future earnout payments, if earned, will be expensed at the point in time that qualifying conditions for the earnouts are met.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

In the event that the business combination between the Company and PAL had occurred at the beginning of the Company’s 2024 FY comparable annual reporting period, the unaudited supplemental pro-forma information concerning revenue and expenses for PAL (which have been translated from British Pound to USD using the exchange rate used by the Company for those reporting periods) is shown below:

	October 31,	October 31,
	2025	2024
Net Revenue
Coda Octopus Group	$21,153,172	$20,316,161
Precision Acoustics	5,409,954	4,942,389
Combined Net Revenue	26,563,126	25,258,550

Net Income
Amortization of acquired intangible assets, pro forma	$(480,325)	$(477,181)
Coda Octopus Group	3,226,502	3,645,996
Precision Acoustics	1,383,753	483,776
Combined Net Income	$4,129,930	$3,652,591

Purchase Price Allocation

In accordance with the requirements of FASB ASU 805, Business Combinations, the acquisition of PAL was accounted for using the acquisition method of accounting. The Company determined the fair value of the PAL balance sheet as of October 29, 2024, the date of acquisition.

During the one-year measurement period that began on October 29, 2024, the Company did not make any adjustments to the amounts originally recorded at fair value in the PAL opening balance sheet and the measurement period has now expired. Subsequent adjustment, if any, will be made through the income statement although the Company does not anticipate any such adjustments.

The table below shows the fair value of the assets acquired and liabilities assumed in connection with the PAL acquisition.

October 29, 2024
Description	Amount
Tangible assets and liabilities acquired
Cash (including excess cash amount purchased of $1,337,415)	$1,933,284
Accounts receivable	698,595
Inventory	980,594
Property, plant and equipment	509,337
Right of Use Asset	417,881
Accounts payable	(362,305)
Lease liability	(417,881)
Deferred revenues	(498,422)
Accruals and other liabilities	(151,532)
Intangible assets and liabilities at fair value
Fair value of noncompete agreement	224,637
Value of PA technology	2,947,155
Expected value of earnout provision	-
Goodwill	257,226
Total purchase price	$6,538,569
Acquisition, net of acquired cash	$4,605,285

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

October 31, 2025 and 2024

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

During the 2025 FY our Marine Technology Business purchased $35,263 of acoustic materials from PAL and contracted $16,633 for R&D efforts These were eliminated from our financial statements.

NOTE 8 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Intangibles consisted of the following as of:

		October 31, 2025			October 31, 2024
	Average
Finite-lived	Life	Gross	Accumulated		Gross	Accumulated
intangible assets	(Years)	Asset	Amortization	Net	Asset	Amortization	Net

Customer Relationships	10	$919,503	$(919,503)	$0	$919,503	$(919,503)	$0
Non-Compete Agreements	4	423,548	(255,744)	167,804	423,548	(198,911)	224,637
Value of Technology	7	2,947,155	(426,070)	2,521,085	2,947,155	-	2,947,155
Patents	10-15	845,906	(355,207)	490,699	820,555	(305,313)	515,242
Total intangible assets		$5,136,112	$(1,956,524)	$3,179,588	$5,110,761	$(1,423,727)	$3,687,034

Estimated future annual amortization expenses of finite-lived assets as of October 31, 2025, is as follows:

Years Ending October 31,	Amount

2026	$523,996
2027	521,218
2028	521,218
2029	465,059
2030	465,059

Thereafter	683,038

Totals	$3,179,588

Amortization of intangible assets for the years ended October 31, 2025, and 2024 was $530,218 and $60,476 respectively, driven by the acquisition of PAL.

Goodwill consisted of the following as of:

	October 31,	October 31,
	2025	2024

Coda Octopus Engineering, Inc. (US Based)	$2,038,669	$2,038,669
Coda Octopus Products Limited (UK Based)	62,315	62,315
Coda Octopus Martech Limited (UK Based)	1,281,124	1,281,124
Precision Acoustics Limited (UK Based)	257,226	257,226

Total Goodwill	$3,639,334	$3,639,334

NOTE 9 – NET INCOME PER SHARE

The following table sets forth the computation of basic and fully diluted loss per common share for the years ended:

Fiscal Period	2025	2024
Numerator:
Net Income	$4,129,930	$3,645,996

Denominator:
Basic weighted average common shares outstanding	11,232,440	11,166,956
Unexercised portion of options and restricted stock awards	20,227	123,371
Diluted outstanding shares	11,252,667	11,290,327

Net income per share

Basic	$0.37	$0.33
Diluted	$0.37	$0.32

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

NOTE 10 – CAPITAL STOCK

Common Stock

2017 and 2021 Stock Incentive Plan (together “SIPs”)

On December 6, 2017, the Board of Directors adopted the 2017 Stock Incentive Plan (the “2017 Plan”). The purpose of the 2017 Plan is to advance the interests of the Company and its stockholders by enabling the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the Company’s achievement of its economic objectives. The 2017 Plan was adopted by the Board of Directors and approved by Stockholders at the Company’s Annual General Meeting held on July 24, 2018, and provides for a maximum of 913,612 to be issued under this Plan.

On July 12, 2021, a second plan was adopted by the Board of Directors (“2021 Plan”) and approved by Stockholders at the Company’s Annual General Meeting held on September 14, 2021. The 2021 Plan is identical to the 2017 Plan in all material respects except that the maximum number of shares allocated for issuance is 1,000,000.

The shares available for issuance under the SIPs may, at the election of the Compensation Committee, be either treasury shares or shares authorized but unissued, and, if treasury shares are used, all references in the SIPs to the issuance of shares will, for corporate law purposes, be deemed to mean the transfer of shares from treasury.

As of October 31, 2025, there were 406,808 shares available for future issuance under the 2017 Plan.

As of October 31, 2025, there were a total of 1,406,808 shares available for issuance under the 2017 and 2021 Plans.

A summary of stock options activity is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price Per	Contractual	Intrinsic
	to Options	Share	Life (in years)	Value
Balance at October 31, 2023	104,671	$4.67	3.4	$202,419
Granted	-	-
Vested	-	-
Exercises	-	-
Forfeited or cancelled	-	-
Balance at October 31, 2024	104,671	$4.67	2.4	$202,419
Granted	0	-
Vested	0	-
Exercises	(99,671)	$4.67
Forfeited or cancelled	0	-
Balance at October 31, 2025	5,000	$4.62	1.4	$28,150
Vested and expected to vest at October 31, 2025	5,000	$4.62	1.4	$28,150
Exercisable at October 31, 2025	5,000	$4.62	1.4	$28,150

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have realized had all option holders exercised their options on the last trading day of fiscal years 2025 and 2024. The aggregate intrinsic value is the difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options (CODA: NASDAQ).

The following table summarizes information about stock options outstanding and exercisable under the Company’s Stock Option Plan at October 31, 2025:

Options Outstanding				Options Exercisable
			Weighted				Weighted
Range of		Weighted	Average			Weighted	Average
Exercise		Average	Remaining	Range of		Average	Remaining
Prices		Exercise	Contractual	Exercise		Exercise	Contractual
Per	Number	Price Per	Life	Prices per	Number	Price Per	Life
Share	Outstanding	Share	(in years)	Share	Exercisable	Share	(in years)
$4.62	5,000	$4.62	1.4	$4.62	5,000	$4.62	1.4

There are no unamortized compensation expenses related to Stock Options.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

A summary of restricted stock award activity is as follows:

	Shares	Weighted Average Grant Date Fair Value	Non-Vested	Weighted Average Grant Date Fair Value

Outstanding at October 31, 2023	87,428	$7.04	85,546	$7.04

Granted	21,208	$6.37	21,208	$6.37
Vested	(72,542)	$7.06	(70,660)	$7.06
Treasury Stock	(2,394)	$7.16	(2,394)	$7.16
Forfeited or cancelled	(15,000)	$7.39	(15,000)	$7.39

Outstanding at October 31, 2024	18,700	$6.42	18,700	$6.42

Granted	17,646	$7.64	15,299	$8.14
Vested	(18,619)	$6.44	(18,619)	$6.44
Treasury Stock	-		-
Forfeited or cancelled	(2,500)	$8.14	(2,500)	$8.14

Outstanding at October 31, 2025	15,227	$7.52	12,880	$8.14

In certain situations, in 2024 and 2023, certain RSAs that vested were net share settled such that the Company withheld common shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were zero for both 2025 and 2024, and 109,154 for 2023 and were based on the value of the RSAs on their respective vesting dates as determined by the Company’s closing stock price. The Company has classified the withheld common shares as treasury stock and may issue these shares at a future date.

All stock options and restricted stock awards have been made pursuant to the 2017 Plan.

Total stock-based compensation expense from stock options and restricted stock awards was $224,786 and $137,676, respectively for the years ended October 31, 2025, and 2024. As of October 31, 2025, there was approximately $38,635 of total unrecognized stock-based compensation cost related to 15,227 unvested restricted stock awards.

During the 2025 FY, we granted 10,000 shares of common stock to a related party (Item 13) for consulting services. These were issued outside of the SIPs.

Preferred Stock

Series A and Series C Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. As of October 31, 2025, there were no shares of Preferred Stock designated, issued or outstanding.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

NOTE 11 - INCOME TAXES

The Company provides for income taxes and the related accounts under the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates and will be updated if the enacted tax rate changes before the expected reversal dates. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

The provision (benefit) for income taxes comprises:

	October 31,	October 31,
	2025	2024

Current federal expense	$594,187	$174,094
Current state income tax expense	128,005	53,147
Foreign tax expense	427,623	486,429

Total current tax expense	1,149,815	713,670

Deferred federal (benefit) expense	(47,205)	249,693
Deferred state (benefit) expense	(13,375)	(11,585)
Deferred foreign tax expense	293,052	13,514

Deferred tax expense	232,472	251,622

Total Income Tax Expense	$1,382,287	$965,292

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

The expense for income taxes differed from the U.S. statutory rate due to the following:

	October 31,	October 31,
	2025	2024

Statutory tax rate	21.0%	21.0%
R&D Relief	(8.6)%	(8.8)%
Foreign Tax expense	10.4%	7.5%
State Income Tax	2.3%	(1.2)%

Total	25.1%	20.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	October 31,	October 31,
	2025	2024
Noncurrent deferred tax assets (liabilities)
Temporary differences
Restricted Stock Awards	103,021	42,441
Book/Tax Depreciation	(1,213)	(7,666)
Foreign fixed assets	(519,899)	(213,484)
Foreign short term timing differences	87,890	-
Foreign NOL carryforwards	12,252	96,698

Subtotal Deferred Asset	203,163	139,139

Subtotal Deferred (Liability)	(521,112)	(221,150)

Valuation allowance	-	-

Total Deferred (Liability) Asset, net	$(317,949)	$(82,011)

As of October 31, 2025, we had no U.S. federal net operating loss (NOLs) carryforwards.

The Company’s tax jurisdictions are the USA, UK, Denmark, India, and Australia (our India and Australian operations are currently dormant). As a result, the Company’ foreign derived income is subject to GILTI tax in the United States. The Company has elected to treat GILTI inclusions as period costs.

The Company has filed tax returns for federal, state, and foreign jurisdictions. The Company’s evaluation of uncertain tax matters was performed for the tax years ended October 31, 2025, and October 31, 2024. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes and continues to reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit as well as its outstanding income tax assets and liabilities. The Company believes that its income tax positions and deductions would be sustained upon audit and does not anticipate any adjustments to result in a material change to its financial position.

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act makes changes to the U.S corporate income tax, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025 and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. While we are still carefully evaluating the full extent of the 2025 Tax Act’s impact, in 2025 we do not anticipate major changes to our U.S taxes.

In the future (2027) we expect our income tax provision to increase primarily due to a decrease in our foreign income deduction under the Act’s global intangible low-taxed income (“GILTI”) provisions. In the Current FY 66.6% of our consolidated net revenue was attributable to the Company’s foreign subsidiaries.

The Company’s UK Operations, under the applicable UK tax rules, have certain carryforward trading losses (referred to in this Form 10-K disclosure as “UK NOLs”). Under the applicable UK tax rules, any trading tax losses incurred from 2017 up to and including the current fiscal year can be surrendered for group relief (between and among the Company’s “UK companies”) to offset or reduce current year tax liability relating to any of the UK companies. Any UK NOLs arising before 2017 in a UK company can only be used by the UK company to which it pertains (and cannot be used within the UK tax group). The benefit of these UK NOLs is available indefinitely unless the nature of the business with the tax benefit changes substantially. Under UK tax rules, the UK entities are also eligible for research and development (R&D) Tax Credit. The UK Marine Technology Business in any one financial year performs significant R&D work due to the nature of its business (researching and developing products and solutions) and typically receives R&D allowance. Similarly, PAL performs research and development activities which also qualify for R&D tax credit. In the 2025 FY we believe that our UK R&D allowance will be insufficient to completely eliminate our corporate tax liability and as such we have recorded a current income tax provision for UK entities of $265,434 for 2025 FY, compared to $267,759 for 2024 FY. We have also made a deferred tax provision in our UK entities of $293,052 for 2025 FY. Our UK Operations have the equivalent of $282,273 in NOL carryforwards which, under the applicable rules, are restricted and can only be utilized by the entity in which the loss occurred and therefore is not available for the broader abatement of tax liability of the UK tax group.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

NOTE 12 – LINE OF CREDIT

The Company has in place a $4,000,000 revolving line of credit facility with HSBC NA which expires on April 2026 but is subject to renewal at the sole discretion of HSBC NA. This line of credit is available to the Company for short-term working capital purposes. All amounts under the Revolving Line of Credit are payable at the end of each financial year. We have not utilized this line of credit and as a result the outstanding balance on the line of credit was $0 as of October 31, 2025 and 2024.

NOTE 13 – CONCENTRATIONS

Significant Customers

During the year ended October 31, 2025, the Company had no customers from whom it generated sales greater than 10% of net revenues.

During the year ended October 31, 2024, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenues from this customer were $3,104,089, or 15.3% of net revenues during the period. Total accounts receivable from this customer as of October 31, 2024, was $294,149 or 8.1% of accounts receivable.

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company’s U.S. subsidiaries maintain a 401(k)-retirement plan. The plan allows the Company to make matching contributions of 4% of employee compensation, subject to IRS contribution limits. U.S. employees who have at least six months of service with the Company are eligible. In addition, the Company’s UK subsidiaries operate statutory pension schemes which provide for the payment of certain contributions by the Company and the Employee. These schemes in the UK operate on a defined contribution money purchase basis and the contributions are charged to operations as they arise. Finally, the Company is obligated to provide pension funding according to the laws in which it operates including in both Denmark, Australia and India. The Company has an arrangement that fulfils this requirement. Costs related to the Company’s contribution to these employee benefit plans for the years ended October 31, 2025 and 2024 were $253,950 and $130,650, respectively

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

NOTE 15 -SEGMENT ANALYSIS

Our segment reporting is in accordance with the new standard ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.

We operate three reportable segments, “Marine Technology Business”, “Acoustic Sensors and Materials Business” and “Defense Engineering Services Business” which are managed separately based upon fundamental differences in their operations. Segment operating income is total segment revenue reduced by cost of revenues and operating expenses, Research and Development (“R&D”), and Selling, General & Administrative (“SG&A”) identifiable with the reporting business segment. Corporate includes general corporate administrative expenses. The Acoustic Sensors and Materials Business (“PAL”) was acquired on October 29, 2024 and had no material income statement activity for the remaining two days of up to October 31, 2024. Therefore, there is no comparative financial data for PAL for 2024 FY. However, the fair value of assets acquired, and liabilities assumed for PAL have been included in our audited Consolidated Balance Sheet for the 2024 FY and in respect of the Segment Disclosure for 2024 PAL was included in the Supplemental Disclosures relating to the Marine Technology Business. The Segment Disclosure information for the 2025 FY includes full Income Statement information for PAL.

Our Chief Operating Decision Maker (CODM) evaluates the operating results and performance of all three of our segments using GAAP-reporting for revenue, expenses and net income by segment. This financial metric is used to view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions, take decisions on business investments and monitor budget-to-actual variances on a quarterly and annual basis.

There are inter-segment sales in the table below which have been eliminated from our financial statements. Inter-company sales are not included in our financial statements. For segment reporting purposes we have shown in the table below our inter-company sales during the reporting period.

Coda Octopus Products (with entities operating in the UK, USA and Denmark) constitute the Marine Technology Business (“Products Segment”) and is an established supplier to the subsea marking where it sells and rents both hardware and software solutions which include imaging sonar technology solutions, diving and diving communications technology, geophysical products, rental equipment, customization, and field operations services. PAL is a supplier of products and services to the ultrasound, acoustic measurement and NDT market. Coda Octopus Engineering, Inc. (a Utah corporation) and Coda Octopus Martech Ltd (a UK corporation) constitute the Defense Engineering Services Business (Services Segment) and are subcontractors mainly to prime Defense contractors where they provide engineering services.

The following table summarizes segment asset and operating balances by reportable segment as of and for the years ended October 31, 2025 and 2024, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas
●	Europe
●	Australia/Asia
●	Middle East/Africa

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

	Marine Technology Business (“Products”)	Acoustic Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Corporate	Total

Year Ended October 31, 2025

Net Revenues	$13,221,339	$5,409,954	$7,931,833	$-	$26,563,126

Cost of Revenues	3,375,922	2,237,430	3,287,406	-	8,900,758

Gross Profit	9,845,417	3,172,524	4,644,427	-	17,662,368

Research & Development	1,858,139	414,370	175,253	-	2,447,762
Selling, General & Administrative	4,091,421	1,920,985	2,466,341	2,199,831	10,678,578

Total Operating Expenses	5,949,560	2,335,355	2,641,594	2,199,831	13,126,340

Income (Loss) from Operations	3,895,857	837,169	2,002,833	(2,199,831)	4,536,028

Other Income
Other Income	73,331	194,761	-	-	268,092
Interest Income	505,465	5,661	107,106	89,865	708,097

Total Other Income	578,796	200,422	107,106	89,865	976,189

Income (Loss) before Income Taxes	4,474,653	1,037,591	2,109,939	(2,109,966)	5,512,217

Income Tax Expense
Current Tax Expense	201,167	43,118	183,338	722,192	1,149,815
Deferred Tax Expense (Benefit)	188,755	91,045	13,252	(60,580)	232,472

Total Income Tax Expense	389,922	134,163	196,590	661,612	1,382,287

Net Income (Loss)	$4,084,731	$903,428	$1,913,349	$(2,771,578)	$4,129,930

Supplemental Disclosures

Total Assets	$38,279,403	$7,100,814	$14,766,853	$4,346,492	$64,493,562

Total Liabilities	$2,969,095	$1,376,533	$1,198,902	$833,618	$6,378,148

Revenues from Intercompany Sales - eliminated from sales above	$6,144,638	$51,896	$374,311	$2,600,000	$9,170,845

Depreciation and Amortization	$563,530	$710,565	$65,480	$51,935	$1,391,510

Purchases of Long-lived Assets	$531,792	$248,560	$53,980	$336,386	$1,170,718

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

	Marine Technology Business (“Products”)	Defense Engineering Services Business (“Services”)	Corporate	Total

Year Ended October 31, 2024

Net Revenues	$12,806,603	$7,509,558	$-	$20,316,161

Cost of Revenues	2,824,541	3,318,515	-	6,143,056

Gross Profit	9,982,062	4,191,043	-	14,173,105

Research & Development	2,019,112	223,317	-	2,242,429
Selling, General & Administrative	3,814,860	2,248,493	2,283,192	8,346,545

Total Operating Expenses	5,833,972	2,471,810	2,283,192	10,588,974

Income (Loss) from Operations	4,148,090	1,719,233	(2,283,192)	3,584,131

Other Income
Other Income	53,960	34,422	-	88,382
Interest Income	657,817	198,239	82,719	938,775

Total Other Income	711,777	232,661	82,719	1,027,157

Income (Loss) before Income Taxes	4,859,867	1,951,894	(2,200,473)	4,611,288

Income Tax Expense
Current Tax Expense	316,955	169,374	227,341	713,670
Deferred Tax (Benefit) Expense	(5,655)	19,169	238,108	251,622

Total Income Tax Expense	311,300	188,543	465,449	965,292

Net Income (Loss)	$4,548,567	$1,763,351	$(2,665,922)	$3,645,996

*Supplemental Disclosures

Total Assets	$40,922,453	$13,404,567	$3,217,524	$57,544,544

Total Liabilities	$3,072,876	$842,450	$500,695	$4,416,021

Revenues from Intercompany Sales - eliminated from sales above	$3,367,839	$238,143	$1,266,000	$4,871,982

Depreciation and Amortization	$632,882	$88,166	$49,487	$770,535

Purchases of Long-lived Assets	$345,191	$23,786	$89,103	$458,080

*	In the 2024 FY Supplemental Disclosures Information, the Marine Technology Business Disclosure under “Total Assets” includes $4,529,648 of assets pertaining to PAL and under “Total Liabilities” includes $1,455,145 of liabilities pertaining to PAL. There was no Revenue from Intercompany Sales, Depreciation and Amortization or Purchases of Long-lived Assets pertaining to PAL.

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

NOTE 16 - DISAGGREGATION OF REVENUE

	For the Year Ended October 31, 2025
	Marine Technology Business (“Products”)	Acoustic Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Grand Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$4,228,821	$1,021,809	$3,685,905	$8,936,535
Europe	1,651,453	2,307,790	4,245,928	8,205,171
Australia/Asia	5,897,362	1,967,015	-	7,864,377
Middle East/Africa	1,443,703	113,340	-	1,557,043

Total Revenues	$13,221,339	$5,409,954	$7,931,833	$26,563,126

Major Goods/Service Lines
Equipment Sales	$9,407,469	$4,537,692	$463,420	$14,408,581
Equipment Rentals	1,476,713	6,214	-	1,482,927
Software Sales	752,312	59,600	-	811,912
Engineering Parts	-	-	6,356,615	6,356,615
Services	1,584,845	806,448	1,111,798	3,503,091

Total Revenues	$13,221,339	$5,409,954	$7,931,833	$26,563,126

Goods transferred at a point in time	$10,159,781	$4,597,292	$478,517	$15,235,590
Services transferred over time	3,061,558	812,662	7,453,316	$11,327,536

Total Revenues	$13,221,339	$5,409,954	$7,931,833	$26,563,126

CODA OCTOPUS GROUP, INC.

Notes to the Consolidated Financial Statements

October 31, 2025 and 2024

	For the Year Ended October 31, 2024
	Marine Technology Business (“Products”)	Defense Engineering Services Business (“Services”)	Grand Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$2,838,857	$4,448,704	$7,287,561
Europe	3,372,430	3,060,854	6,433,284
Australia/Asia	5,475,401	-	5,475,401
Middle East/Africa	1,119,915	-	1,119,915

Total Revenues	$12,806,603	$7,509,558	$20,316,161

Major Goods/Service Lines
Equipment Sales	$7,210,169	$1,193,776	$8,403,945
Equipment Rentals	2,328,781	-	2,328,781
Software Sales	878,516	-	878,516
Engineering Parts	-	5,520,032	5,520,032
Services	2,389,137	795,750	3,184,887

Total Revenues	$12,806,603	$7,509,558	$20,316,161

Goods transferred at a point in time	$8,088,685	$1,248,751	$9,337,436
Services transferred over time	4,717,918	6,260,807	10,978,725

Total Revenues	$12,806,603	$7,509,558	$20,316,161

