Form 10-K/A
period 2025-10-31
Coda Octopus Group, Inc.
filed 2026-02-26
CIK 1334325

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Coda Octopus Group, Inc. (the “Company”) for the fiscal year ended October 31, 2025, originally filed with the Securities and Exchange Commission on January 29, 2026 (the “Original Form 10-K”).

The Original Form 10-K inadvertently omitted the signature of Frazier & Deeter, LLC on its report of the Company’s independent registered public accounting firm included in Item 8. This Amendment is being filed solely to include the properly signed audit report.

No other changes have been made to the Original Form 10-K. This Amendment does not reflect events occurring after the filing of the Original Form 10-K and does not modify or update the disclosures contained therein in any way other than as described above.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment sets forth in full the financial statements required by Item 8. In addition, the certifications of the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Plan and Agreement of Merger dated July 12, 2004 by and between Panda and Coda Octopus (1)
3.1	Restated Certificate of Incorporation (2)
3.2	By-Laws (1)
10.30	Employment Contract dated January 1, 2013 between Coda Octopus Products, Inc. and Blair Cunningham (3)
10.31	Employment Contract dated March 16, 2017 between the Company and Annmarie Gayle (4)
10.32	2017 Stock Incentive Plan (5)
10.33	Employment Agreement dated May 7, 2021 between Coda Octopus Colmek, Inc and Kevin Kane (6)
10.34	2021 Stock Incentive Plan (7)
10.35	Employment Agreement dated August 30, 2023, between the Company and John Price (8)
10.36	Share Purchase Agreement dated October 29, 2024, between LG Motion and Others and Coda Octopus R&D Limited.(9)
14	Code of Ethics (10)
23.1	Consent of Frazier & Deeter, LLC(11)
31.1	Chief Executive Office and Interim Chief Financial Officer Certification
32	Certificate Pursuant to 18 U.S.C Section 1350

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC File No.143144)
(2)	Incorporated by reference to the Company’s Registration Statement on Form 10.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2010
(4)	Incorporated by reference to the Company’s Registration Statement on Form 10/A filed March 29,2017
(5)	Incorporated by reference to the Company’s Annual Report on Form 10 for the year ended October 31, 2017
(6)	Incorporated by reference to the Company’s Form 10-K for the year ended October 31, 2021, filed February 14, 2022
(7)	Incorporated by reference to the Company’s Definitive Statement filed August 2, 2021
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed September 5, 2023
(9)	Incorporated by reference to the Company’s Form 10-K for the year ended October 31, 2024, filed January 29, 2025.
(10)	Incorporated by reference to the Company’s Form 10-K for the year ended October 31, 2017, filed January 30, 2018
(11)	Incorporated by reference to the Company’s Form 10-K for the year ended October 31, 2025, filed January 29, 2026

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 26, 2026	CODA OCTOPUS GROUP, INC.

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

Signature	Title	Date

/s/ Annmarie Gayle	Chief Executive Officer and Chairman	February 26, 2026
Annmarie Gayle	(Principal Executive Officer)

/s/ Gayle Jardine	Interim Chief Financial Officer	February 26, 2026
Gayle Jardine	(Principal Financial and Accounting Officer)

/s/ Michael Hamilton	Director	February 26, 2026
Michael Hamilton

/s/ Robert Harcourt	Director	February 26, 2026
Robert Harcourt

/s/ Gwenael Rouy-Poirier	Director	February 26, 2026
Gwenael Rouy-Poirier

/s/ Blair Cunningham	Director	February 26, 2026
Blair Cunningham

1

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

