Form 10-Q
period 2026-01-31
Coda Octopus Group, Inc.
filed 2026-03-17
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of March 15, 2026 is 11,276,152.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

January 31, 2026 and October 31, 2025

	2026	2025
	Unaudited
ASSETS
CURRENT ASSETS

Cash and Cash Equivalents	$30,446,369	$28,682,615
Accounts Receivable	3,784,960	3,732,806
Inventory	14,195,378	13,636,512
Unbilled Receivables	1,906,633	2,988,779
Prepaid Expenses	365,303	434,021
Other Current Assets	461,892	531,469

Total Current Assets	51,160,535	50,006,202

FIXED ASSETS
Property and Equipment, net	7,371,004	7,295,791
Right of Use Assets	374,597	372,647

	7,745,601	7,668,438

OTHER ASSETS
Goodwill	3,639,334	3,639,334
Intangible Assets, net	3,076,109	3,179,588

Total Other Assets	6,715,443	6,818,922

Total Assets	$65,621,579	$64,493,562

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

January 31, 2026 and October 31, 2025

	2026	2025
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable	$957,766	$1,407,439
Current portion of operating lease liabilities	37,441	34,862
Accrued Expenses and Other Current Liabilities	2,538,054	2,475,952
Deferred Revenue	1,159,868	1,722,796

Total Current Liabilities	4,693,129	5,641,049

LONG TERM LIABILITIES
Deferred Tax Liability, net	327,728	317,949
Non-current operating lease liabilities	364,893	360,070
Deferred Revenue, less current portion	50,487	59,080

Total Long Term Liabilities	743,108	737,099

Total Liabilities	5,436,237	6,378,148

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 11,270,575 issued and outstanding as of January 31, 2026 and 11,270,575 shares issued and outstanding as of October 31, 2025	11,271	11,271
Preferred Stock $.001 par value; 5,000,000 shares authorized, zero issued and outstanding as of January 31, 2026 and October 31, 2025	-	-
Treasury Stock	(61,933)	(61,933)
Additional Paid-in Capital	63,348,283	63,321,294
Accumulated Other Comprehensive Loss	(766,441)	(1,878,657)
Accumulated Deficit	(2,345,838)	(3,276,561)

Total Stockholders’ Equity	60,185,342	58,115,414

Total Liabilities and Stockholders’ Equity	$65,621,579	$64,493,562

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended January 31,
	2026	2025

Net Revenues	$6,710,112	$5,209,715
Cost of Revenues	2,343,078	1,781,245

Gross Profit	4,367,034	3,428,470

OPERATING EXPENSES
Research & Development	606,102	543,126
Selling, General & Administrative	2,750,862	2,223,322

Total Operating Expenses	3,356,964	2,766,448

INCOME FROM OPERATIONS	1,010,070	662,022

OTHER INCOME (EXPENSE)
Other Income	4,433	78,667
Interest Income	172,270	194,171

Total Other Income	176,703	272,838

INCOME BEFORE INCOME TAX EXPENSE	1,186,773	934,860

INCOME TAX (EXPENSE) BENEFIT
Current Tax (Expense)	(263,216)	(48,874)
Deferred Tax Benefit	7,166	26,989

Total Income Tax (Expense)	(256,050)	(21,885)

NET INCOME	$930,723	$912,975

NET INCOME PER SHARE:
Basic	$0.08	$0.08
Diluted	$0.08	$0.08

WEIGHTED AVERAGE SHARES:
Basic	11,270,575	11,213,989
Diluted	11,290,802	11,299,737

NET INCOME	$930,723	$912,975

Foreign Currency Translation Adjustment	1,112,216	(1,028,586)

Total Other Comprehensive Income/(Loss)	$1,112,216	$(1,028,586)

COMPREHENSIVE INCOME/(LOSS)	$2,042,939	$(115,611)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended January 31, 2026 and 2025

(Unaudited)

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total

Balance, October 31, 2024	11,195,487	$11,195	$63,096,583	$(2,510,831)	$(7,406,491)	$(61,933)	$53,128,523

Employee stock-based compensation	-	-	100,145	-	-	-	100,145
Stock issued for options exercised and stock grants	23,317	24	(24)	-	-		-
Foreign currency translation adjustment	-	-	-	(1,028,586)	-	-	(1,028,586)
Net Income	-	-	-	-	912,975	-	912,975
Balance January 31, 2025	11,218,804	$11,219	$63,196,704	$(3,539,417)	$(6,493,516)	$(61,933)	$53,113,057

Balance, October 31, 2025	11,270,575	11,271	63,321,294	(1,878,657)	(3,276,561)	(61,933)	58,115,414

Employee stock-based compensation	-	-	26,989	-	-	-	26,989
Foreign currency translation adjustment	-	-	-	1,112,216	-	-	1,112,216
Net Income	-	-	-	-	930,723	-	930,723
Balance, January 31, 2026	11,270,575	$11,271	$63,348,283	$(766,441)	$(2,345,838)	$(61,933)	$60,185,342

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$930,723	$912,975
Adjustments to reconcile net income to net cash provided by operating activities:		.
Depreciation of property and equipment	229,280	205,646
Amortization of intangible assets	136,612	127,759
Stock-based compensation	26,989	100,145
Deferred income taxes	(7,166)	(26,989)
Allowance for credit loss	-	(41,256)
Non Cash Operating Lease Expense	-	3,906
(Increase) decrease in operating assets:
Accounts receivable	76,322	85,988
Inventory	(79,162)	149,535
Unbilled receivables	1,104,729	(612,135)
Prepaid expenses	82,102	(200,717)
Other current assets	79,392	428,541
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(480,655)	(286,435)
Deferred revenue	(622,259)	(205,452)
Net Cash provided by Operating Activities	1,476,907	641,511
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(82,248)	(128,109)
Purchases of other intangible assets	(23,165)	(7,036)
Net Cash provided by (used in) Investing Activities	(105,413)	(135,145)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Used in Financing Activities	-	-

EFFECT OF CURRENCY TRANSLATION ON CHANGES IN CASH AND CASH EQUIVALENTS	392,260	(443,475)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,763,754	62,891

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	28,682,615	22,479,072

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$30,446,369	$22,541,963
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$274,164	$6,968

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2026 and October 31, 2025

Note 1 – ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all material adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the period presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2026 due to seasonal, world events and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the U.S. Securities Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended October 31, 2025 as filed with the Securities and Exchange Commission on January 29, 2026 and amended on Form 10-K/A as filed with the Securities and Exchange Commission on February 26, 2026.

Principles of Consolidation

The consolidated financial statements include the accounts of Coda Octopus Group, Inc. and its wholly owned domestic and foreign subsidiaries (“Group”). All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, income taxes, useful lives of equipment, valuation of acquired intangibles and goodwill, stock-based compensation forfeiture rates, inventory valuation, collectability of receivables, impairment of property and equipment and operating leases. The accounting estimates and assumptions that require management’s most significant, challenging, and subjective judgment include estimates related to the percentage of completion method used to account for contracts including costs and earnings in excess of billings, billings in excess of costs and estimated earnings. Actual results realized by the Company may differ from management’s estimates.

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

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2026 and October 31, 2025

Note 2 – REVENUE RECOGNITION (Continued)

We have three business segments:

●	Marine Technology Business
●	Acoustics Sensors and Materials Business; and
●	Defense Engineering Services Business

Marine Technology Business (“Products Business”)

The Products Business revenues are earned under written contracts with its customers. Its Business Model includes:

➢	Outright sale of underwater solutions (including hardware and software)
➢	Rental of underwater equipment (including hardware and software)
➢	Field Installation and Support services
➢	Technical Support Services
➢	Warranty Coverage and Through Life Support (TLS) sales
➢	Customization of technology services

All products and services are sold on a stand-alone basis and those market prices are evidence of the value of these products and services. Revenue derived from outright sale is recognized when its performance obligations are met – typically upon delivery and passing of risks in accordance with the contract terms. For rentals we supply our rental equipment on a door-to-door basis and the rental period typically commences when the equipment is under the control of the customer and revenue derived from these contracts is recognized on a daily basis during the rental period. Revenue derived from services is recognized when our performance obligations are met under the terms of the contract. For contracts with multiple performance obligations, we recognize product revenue by allocating the transaction price to each performance obligation based on a relative standalone selling price basis and recognize revenue when performance obligations are met. Software license sales for which any services rendered are not considered distinct to the functionality of the software, we recognize revenue upon delivery of the software by the provision of the software installers and activation codes to the software.

Our contracts sometimes require customer payments in advance of revenue recognition. These are recognized as revenue when we have performed our obligations under the respective contracts. Until such time, we recognize these prepayments as deferred revenue.

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

All products and services are sold on a stand-alone basis, and those market prices are evidence of the value of these products and services. Revenue derived from outright sale is recognized when its performance obligations are met – typically upon delivery and passing of risks in accordance with the contract terms. For contracts with multiple performance obligations, we recognize product revenue by allocating the transaction price to each performance obligation based on a relative standalone selling price basis and recognize revenue when performance obligations are met. Software license sales for which any services rendered are not considered distinct to the functionality of the software, we recognize revenue upon delivery of the software by the provision of the software installers and activation codes to the software.

Our contracts sometimes require customer payments in advance of revenue recognition. These are recognized as revenue when we have performed our obligations under the respective contracts. Until such time, we recognize these prepayments as deferred revenue.

Our contracts do not give the customer the right of return. Where there are contractual failures giving rise to post-sale obligations these are addressed under our warranty or through life support provisions. The Company calculates its warranty expense provision based on its historical warranty experience and adjustments are made periodically to reflect actual warranty expenses.

Defense Engineering Services Business (“Engineering Business”)

The Engineering Business revenues are earned under written contracts with its customers. Its Business Model includes:

➢	Provision of engineering services including small batch manufacturing of parts supplied into programs
➢	Supply of various types of proprietary products (such as Thermite® and FireSafe®)
➢	Warranty Coverage
➢	Post-Sale Service and Repair

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2026 and October 31, 2025

Note 2 – REVENUE RECOGNITION (Continued)

With respect to revenues related to our Defense Engineering Services Business, there are contracts in place that specify the fixed hourly rate and other reimbursable costs to be billed based on material and direct labor hours incurred and revenue is recognized on these contracts based on material and the direct labor hours incurred. Revenues from fixed-price contracts are recognized on the percentage of completion method, measured by the percentage of costs incurred to date (materials and direct labor hours) against the estimated total cost (materials and direct labor hours) for each contract. This method is used as we consider expenditures for direct materials and labor hours to be the best available measure of progress on these contracts.

On a quarterly basis, we examine all our fixed-price contracts to determine if there are any losses to be recognized during the period. Any such loss is recorded in the quarter in which the loss first becomes apparent based upon costs incurred to date and the estimated costs to complete as determined by experience from similar contracts. Variations from estimated contract performance could result in adjustments to our operating results.

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

Other Revenue Disclosures

See Notes 15 and 16 – Segment Analysis and Disaggregation of Revenue. These Notes, respectively, provide disclosure of our revenue by segment; revenues from external customers and cost of those revenues; and the split of revenue by geography including within and outside the USA.

Note 3 – COST OF GOODS SOLD

Our cost of goods sold includes the cost of materials and related direct costs. With respect to sales made through the Company’s sales agents distribution network, we include in our costs of goods sold, commission paid to agents for the specific sales they make. Without using agents, we would not be eligible to participate in the Request for Proposals (“RFP”) for these sales on which we incur commission costs. All other sales-related expenses, including those related to unsuccessful bids, are included in our selling, general and administrative (“SG&A”) costs. As a component of the cost of goods sold, commission costs incurred in the three month period ended January 31, 2026 and 2025 were $301,438 and $245,509, respectively.

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

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2026 and October 31, 2025

Note 6 – OPERATING LEASES

We are contractually bound by a non-cancellable operating lease relating to our operating segment, PAL. Lease costs recognized in our consolidated statements of operations are summarized as follows:

	January 31,	October 31,
	2026	2025

Lease liability	$402,334	$394,932
Future minimum lease payments	523,786	518,953
Remaining life of the lease in Years	7.17	7.42
Discount Rate	6.75%	6.75%

Estimated future minimum lease payments and imputed interest as of January 31, 2026, are as follows:

Years Ending October 31,	Amount

2026 (Remaining)	$49,211
2027	67,252
2028	69,270
2029	71,348
2030	73,489

Thereafter	193,216

Total Future minimum lease payments	523,786
Imputed interest	(121,452)
Lease Liability	$402,334

Note 7 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Certified Deposit Interest Bearing Accounts for the three months ended January 31, 2026, and 2025:

The Company has certified deposit interest-bearing accounts with its current bankers HSBC NA. These interest-bearing accounts are for fixed and rolling short-term periods not exceeding 3 months and are classified in our financial statements as “cash equivalent”. In addition, we have an interest-bearing deposit account with HSBC UK which has no access restrictions and tracks at 0.25% discount to the Bank of England base rate, which on January 31, 2026, had a rate of 3.75%. The table below indicates the interest income received and amounts which are held in certified deposit and unrestricted interest-bearing accounts as of January 31, 2026, and 2025, and interest earned in the respective periods:

	2026		2025
	Deposit	Interest	Deposit	Interest
Country	January 31, 2026	January 31, 2026	January 31, 2025	January 31, 2025

USA	$18,867,496	$144,896	$15,315,906	$144,901
UK	5,061,426	23,434	1,387,369	40,309
Denmark	-	3,940	-	8,961

	$23,928,922	$172,270	$16,703,275	$194,171

Inventory consisted of the following as of:

	January 31,	October 31,
	2026	2025

Raw materials and parts	$11,077,995	$10,622,753
Work in progress	309,122	565,147
Finished goods	2,808,261	2,448,612
Total Inventory	$14,195,378	$13,636,512

Other current assets consisted of the following as of:

	January 31,	October 31,
	2026	2025

Deposits and other assets	$56,337	$59,715
Employee Retention Credit Receivables	212,300	212,300
Other Foreign Tax Receivables	193,255	259,454
Total Other Current Assets	$461,892	$531,469

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2026 and October 31, 2025

Note 7 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS (Continued)

Fixed Assets consisted of the following as of:

	January 31,	October 31,
	2026	2025

Buildings	$6,152,510	$5,979,758
Land	200,000	200,000
Office machinery and equipment	2,290,877	2,194,151
Software	364,923	364,923
Rental assets	2,996,066	2,874,192
Furniture, fixtures and improvements	1,674,224	1,611,168
Totals	13,678,600	13,224,192
Less: accumulated depreciation	(6,307,596)	(5,928,401)

Total Property and Equipment, net	7,371,004	7,295,791

Right of use assets, net	374,597	372,647

Total Fixed Assets, net	$7,745,601	$7,668,438

Depreciation expense for the three months ended January 31, 2026, and 2025 was $229,280 and $205,646 respectively.

Property and equipment, net, by geographic areas were as follows:

	January 31,	October 31,
	2026	2025

USA	$1,978,468	$1,990,372
Europe	5,392,536	5,305,419

Total Property and Equipment, net	$7,371,004	$7,295,791

Accrued Expenses and Other Current Liabilities consisted of the following as of:

	January 31,	October 31,
	2026	2025

Accruals	$747,441	$759,323
Other Tax Payables	1,666,383	1,664,590
Employee Related	124,230	52,039
Total Accrued Expenses and Other Current Liabilities	$2,538,054	$2,475,952

Total Other Income, consisted of the following:

	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
	2026	2025

Grant Income	$3	$72,821
Other	4,430	5,846
	$4,433	$78,667

Interest Received	172,270	194,171

Total Other Income, net	$176,703	$272,838

Note 8 – CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the balance sheet date. These amounts are stated on the consolidated balance sheets as Unbilled Receivables and as of January 31, 2026, and October 31, 2025, these were $1,906,633 and $2,988,779, respectively.

Deferred Revenue as of January 31, 2026, and October 31, 2025, was $1,210,355 and $1,781,876, respectively, and consist of billings in excess of costs and payments received for future obligations such as supply of products or services, or warranty and/or Through Life Support (“TLS”) obligations undertaken as part of our contracts.

Sales of equipment include a provision for warranty obligations or TLS services. The contractual components relating to warranty and TLS are treated as deferred revenue over the corresponding period of the Company’s obligations under these deferred arrangements and are amortized over the relevant obligation period (12 months is our standard warranty contract obligation or for TLS this may be 24, 36 or 60 months, depending on the contract) from the date of delivery under our contracts.

Deferred Revenue (“Current”) includes invoices paid by our customers in advance of delivery of products or services contracted, including technical support services to be delivered within twelve months, provision for warranty obligations which may arise in the twelve month period or the current portion of TLS obligations. Deferred Revenue was $1,159,868 and $1,722,796 as of January 31, 2026, and October 31, 2025, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2026 and October 31, 2025

NOTE 8 – CONTRACTS IN PROGRESS (Continued)

Deferred Revenue (“Current”) consisted of the following as of January 31, 2026 and October 31, 2025:

	January 31,	October 31,
	2026	2025

Deferred Revenue	$526,734	$1,074,488
Customer Technical Support Obligations	265,995	308,683
Product Warranty	367,139	339,625
Total Deferred Revenues (“Current”)	$1,159,868	$1,722,796

Deferred Revenue (“Non-Current”) includes customer prepaid TLS services for future performance which extend beyond 12 months from the date of the balance sheet date. Deferred Revenue (“Non-Current”) was $50,487 and $59,080 as of January 31, 2026, and October 31, 2025, respectively.

Note 9 – ACQUISITIONS

We have contingent obligations pertaining to a three-year earn out period under our acquisition agreement relating to PAL (Earn Outs). The Earn Outs provision defines future revenue and pre-tax income to be achieved by PAL.

Year one Earn Out targets stipulated in the acquisition agreement were achieved by PAL and we recorded $213,343 as earn out expenses in our audited consolidated financial statements for year ended October 31, 2025. In accordance with the terms of the acquisition this amount was paid following the filing of our audited financial statements on Form 10-K on January 29, 2026.

The potential remaining Earn Out amounts as of January 31, 2026, are shown in the table below applying an exchange rate (from British Pound to USD) of $1.278973:

Earn Out	2026 FY	2027 FY
Revenue Target	$5,867,914	$6,454,962
Pre-Tax Profit Target	$1,295,597	$1,573,133
Earn Out Amount Payable based on Targets	$418,223	$652,275

No provision has been made for the Year 2 Earn Out Liability in our financial statements as at January 31, 2026 as the determination of the likelihood of this being earned will be made when more financial information is available. We will expense any future earn out payments if it becomes probable that the metrics for those Earn Out payments will be achieved.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2026 and October 31, 2025

Note 10– CONCENTRATIONS

Significant Customers

During the three months ended January 31, 2026, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $986,012, or 14.7% of our consolidated net revenues during the three months ended January 31, 2026.

During the three months ended January 31, 2025, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $621,523, or 12.0% of our consolidated net revenues during the three months ended January 31, 2025. Receivables from this customer were $555,146, or 16.1% of net receivables as of January 31, 2025.

Note 11 – RECENT ACCOUNTING PRONOUNCEMENTS

On October 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 affects how we report segment information, starting with our Form 10-K for the year ended October 31, 2025 and our quarterly reports on Form 10-Q starting with our quarterly report for the quarter ended January 31, 2026. The ASU requires that we provide disclosures of significant segment expenses and other segment items that are regularly provided to our Chief Operating Decision Maker (“the CODM”) and included in each reported measure of segment profit or loss. We are required to disclose other segment items by reportable segment (i.e., the difference between reported segment revenue less the significant segment expenses (which are disclosed), less reported segment profit or loss). We adopted ASU 2023-07 standard on the effective date and our segment reporting is in accordance with this new standard on Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.

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

Note 12 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Intangibles consisted of the following as of:

	Average	January 31, 2026			October 31, 2025
Finite-lived intangible assets	Life (Years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net

Customer Relationships	10	$-	$-	$0	$919,503	$(919,503)	$-
Non-Compete Agreements	4	224,637	(70,199)	154,438	423,548	(255,744)	167,804
Value of Technology	7	2,947,155	(526,278)	2,420,877	2,947,155	(426,070)	2,521,085
Patents	10	869,071	(368,277)	500,794	845,906	(355,207)	490,699
Total intangible assets		$4,040,863	$(964,754)	$3,076,109	$5,136,112	$(1,956,524)	$3,179,588

Amortization of intangible assets for the three months ended January 31, 2026 and 2025 was $136,612 and $127,759 respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2026 and October 31, 2025

Note 12 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS (Continued)

Goodwill consisted of the following as of:

	January 31,	October 31,
	2026	2025

*Coda Octopus Engineering, Inc.	$2,038,669	$2,038,669
Coda Octopus Products, Ltd	62,315	62,315
Coda Octopus Martech, Ltd	1,281,124	1,281,124
Precision Acoustics, Ltd	257,226	257,226

Total Goodwill	$3,639,334	$3,639,334

*	This business unit changed its name from Coda Octopus Colmek, Inc. with effect from March 17, 2025.

Note 13– EARNINGS PER SHARE

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

	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
Fiscal Period	2026	2025
Numerator:
Net Income	$930,723	$912,975

Denominator:
Basic weighted average common shares outstanding	11,270,575	11,213,989
Unexercised portion of options and restricted stock awards	20,227	85,748
Diluted outstanding shares	11,290,802	11,299,737

Net income per share

Basic	$0.08	$0.08
Diluted	$0.08	$0.08

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

Pursuant to the terms of the 2017 Plan, during the three months ended January 31, 2026, the Company granted no restricted stock awards, 9,380 restricted stock awards matured and vested. There were no options granted or exercised.

As of January 31, 2026, there were 1,406,808 shares available for future issuance under the SIPs.

The total stock compensation expense during the three months ended January 31, 2026, and 2025 was $26,989 and $100,145 (of which $81,400 constituted unregistered stock which was issued outside of the SIPs), respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2026 and October 31, 2025

Note 15 – SEGMENT ANALYSIS

We operate three reportable segments, “Marine Technology Business”, “Acoustic Sensors and Materials Business” and the “Defense Engineering Services Business” (together “Business Segments”).

These Business Segments are managed separately based upon fundamental differences in their operations, market segments and allocation of resources. Segment operating income is total segment revenue reduced by cost of revenues and operating expenses, R&D and SG&A identifiable with the reporting business segment. Corporate expenses include general corporate administrative costs.

Our Chief Operating Decision Maker (CODM) is our Chief Executive Officer. Our CODM evaluates the operating results and performance of all Business Segments using GAAP reporting for revenue, expenses and net income by segment. This financial metric is used to view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions, take decisions on business investments and to monitor budget to actual performance on a monthly, quarterly and annual basis.

The net revenues shown in this Note 15 in the tables below comprise sales which have been made externally. Inter-company sales between our reportable segments are eliminated from our income statement. For segment reporting purposes we have, nevertheless, included in the Supplemental Disclosures in the tables below, information on Inter-Company Sales in the reporting period. Inter-Company sales are not included in our consolidated net revenues reported.

● Marine Technology Business (“Products”)

The Marine Technology Business constitutes our core business in the Group and to which we are allocating most of our resources. It is a supplier of various real time 3D imaging and augmented reality diving technologies to the underwater/subsea market.

● Acoustic Sensors and Materials Business (“PAL”)

PAL is a supplier of acoustic sensors and materials. PAL’s sensors are primarily used for precision ultrasonic measurement and it serves a broad base of markets such as the medical, subsea, defense, universities and research and development institutes.

● Defense Engineering Services Business (“Services”)

The Defense Engineering Services Business consists of two discrete business operations – one USA based and the other UK based. They operate primarily as subcontractors to prime defense contractors where they provide engineering services and supply proprietary sub-assemblies which typically form part of larger mission critical defense systems.

The following tables summarize segment asset and operating balances by reportable segment for the three months ended January 31, 2026, and 2025, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2026 and October 31, 2025

	Marine Technology Business (“Products”)	Acoustic Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Corporate	Total

Three Months Ended January 31, 2026

Net Revenues	$3,355,003	$1,583,759	$1,771,350	$-	$6,710,112

Cost of Revenues	828,380	525,177	989,521	-	2,343,078

Gross Profit	2,526,623	1,058,582	781,829	-	4,367,034

Research & Development	396,876	110,009	99,217	-	606,102
Selling, General & Administrative	1,081,634	493,108	571,512	604,608	2,750,862

Total Operating Expenses	1,478,510	603,117	670,729	604,608	3,356,964

Income (Loss) from Operations	1,048,113	455,465	111,100	(604,608)	1,010,070

Other Income
Other Income	4,430	3	-	-	4,433
Interest Income	125,425	1,246	22,805	22,794	172,270

Total Other Income	129,855	1,249	22,805	22,794	176,703

Income (Loss) before Income Taxes	1,177,968	456,714	133,905	(581,814)	1,186,773

Income Tax (Expense) Benefit
Current Tax (Expense)	(168,551)	(104,722)	(29,980)	40,037	(263,216)
Deferred Tax Benefit	-	-	-	7,166	7,166

Total Income Tax (Expense) Benefit	(168,551)	(104,722)	(29,980)	47,203	(256,050)

Net Income (Loss)	$1,009,417	$351,992	$103,925	$(534,611)	$930,723

Supplemental Disclosures

Total Assets	$39,273,580	$7,408,563	$14,897,916	$4,041,520	$65,621,579

Total Liabilities	$2,214,098	$1,299,644	$1,025,302	$897,193	$5,436,237

Revenues from Intercompany Sales - eliminated from sales above	$535,775	$12,834	$20,576	$775,000	$1,344,185

Depreciation and Amortization	$146,822	$187,496	$18,371	$13,203	$365,892

Purchases of Long-lived Assets	$62,393	$11,861	$7,994	$-	$82,248

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2026 and October 31, 2025

Note 15 – SEGMENT ANALYSIS (Continued)

	Marine Technology Business (“Products”)	Acoustic Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Corporate	Total

Three Months Ended January 31, 2025

Net Revenues	$2,275,809	$1,312,261	$1,621,645	$-	$5,209,715

Cost of Revenues	612,168	502,117	666,960	-	1,781,245

Gross Profit	1,663,641	810,144	954,685	-	3,428,470

Research & Development	405,812	90,964	46,350	-	543,126
Selling, General & Administrative	565,864	238,254	637,896	781,308	2,223,322

Total Operating Expenses	971,676	329,218	684,246	781,308	2,766,448

Income (Loss) from Operations	691,965	480,926	270,439	(781,308)	662,022

Other Income
Other Income	5,846	72,821	-		78,667
Interest Income	155,313	2,302	27,356	9,200	194,171

Total Other Income	161,159	75,123	27,356	9,200	272,838

Income (Loss) before Income Taxes	853,124	556,049	297,795	(772,108)	934,860

Income Tax (Expense) Benefit
Current Tax (Expense) Benefit	(48,874)	-	-	-	(48,874)
Deferred Tax Benefit	-	-	-	26,989	26,989

Total Income Tax (Expense) Benefit	(48,874)	-	-	26,989	(21,885)

Net Income (Loss)	$804,250	$556,049	$297,795	$(745,119)	$912,975

Supplemental Disclosures

Total Assets	$34,107,320	$6,558,739	$13,573,805	$2,657,434	$56,897,298

Total Liabilities	$1,586,101	$1,027,551	$730,161	$440,428	$3,784,241

Revenues from Intercompany Sales - eliminated from sales above	$922,331	$2,752	$18,813	$312,000	$1,255,896

Depreciation and Amortization	$147,331	$156,370	$16,704	$13,000	$333,405

Purchases of Long-lived Assets	$18,298	$107,342	$2,468	$-	$128,108

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2026 and October 31, 2025

Note 16 – DISAGGREGATION OF REVENUE

Information about the Company’s operations in different geographic areas for the three months ended January 31, 2026, is shown below. Net sales were attributed to geographic areas based on the location of the customer.

	For the Three Months Ended January 31, 2026
	Marine Technology Business (“Products”)	Acoustic Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Grand Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$275,577	$184,090	$401,914	$861,581
Europe	445,160	575,828	1,369,436	2,390,424
Australia/Asia	2,601,087	760,383	-	3,361,470
Middle East/Africa	33,179	63,458	-	96,637

Total Revenues	$3,355,003	$1,583,759	$1,771,350	$6,710,112

Major Goods/Service Lines
Equipment Sales	$2,271,880	$1,301,476	$42,996	$3,616,352
Equipment Rentals	746,957	-	-	746,957
Software Sales	209,090	-	-	209,090
Engineering Parts	-	-	1,422,947	1,422,947
Services	127,076	282,283	305,407	714,766

Total Revenues	$3,355,003	$1,583,759	$1,771,350	$6,710,112

Goods transferred at a point in time	$2,480,970	$1,301,476	$42,996	$3,825,442
Services transferred over time	874,033	282,283	1,728,354	2,884,670

Total Revenues	$3,355,003	$1,583,759	$1,771,350	$6,710,112

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2026 and October 31, 2025

Note 16 – DISAGGREGATION OF REVENUE (Continued)

	For the Three Months Ended January 31, 2025
	Marine Technology Business (“Products”)	Acoustic Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Grand Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$354,636	$255,423	688,778	$1,298,837
Europe	323,543	645,474	932,867	1,901,884
Australia/Asia	1,591,811	372,468		1,964,279
Middle East/Africa	5,819	38,896		44,715

Total Revenues	$2,275,809	$1,312,261	$1,621,645	$5,209,715

Major Goods/Service Lines
Equipment Sales	$1,734,741	$1,163,796	141,928	$3,040,465
Equipment Rentals	224,443	-		224,443
Software Sales	120,795	59,600		180,395
Engineering Parts	-		1,216,410	1,216,410
Services	195,830	88,865	263,307	548,002

Total Revenues	$2,275,809	$1,312,261	$1,621,645	$5,209,715

Goods transferred at a point in time	$1,855,536	$1,223,396	$157,025	$3,235,957
Services transferred over time	420,273	88,865	1,464,620	1,973,758

Total Revenues	$2,275,809	$1,312,261	$1,621,645	$5,209,715

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

January 31, 2026 and October 31, 2025

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

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was signed into law on July 4, 2025. The 2025 Tax Act makes changes to the U.S corporate income tax, including reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20,2025 and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. For the fiscal year 2026 we do not anticipate major changes to our U.S cash taxes as a result of the 2025 Tax Act.

In fiscal year 2027, we expect our income tax provision to increase primarily due to a decrease in our foreign income deduction under the Act’s global intangible low-taxed income (“GILTI”) provisions.

We estimate that the Company’s effective tax rate for the three months ended January 31, 2026, and 2025, was 21.6% and 2.3%, respectively. In the three months ended January 31, 2026, and 2025, we recorded income tax expense of $256,050 and $21,885, respectively.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements included herewith and the audited financial statements with their accompanying notes included in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on January 29, 2026, as amended on our Form 10-K/A filed with the U.S. Securities and Exchange Commission on February 26, 2026. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

General Overview

Throughout these discussions, the following terms shall have the meaning set forth below:

“Current Quarter”	Three month period ended January 31, 2026
“Previous Quarter”	Three month period ended January 31, 2025

We have organized our operations into three segments: Marine Technology Business, Acoustics Sensors and Materials Business and Defense Engineering Services Business. These segments reflect the way the Company evaluates its business performance and manages its operations. See Item 1 of Part 1 “Financial Statements – Note 15 – Segment Analysis.”

We sell our goods and services internationally, with $5,848,531 or 87.2% of our consolidated net revenue in the Current Quarter derived from outside of the United States. Macroeconomic factors, including changes in inflation and interest rates, as well as global economic and geopolitical developments including unpredictable shifts in global tariffs, world events, significant changes in trade policies and funding policies, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. These factors may adversely affect customer demand for our products and services and our ability to forecast spending patterns and therefore overall demand for our goods and services. We expect some or all of these factors to continue to impact our operations in fiscal year 2026.

Factors Affecting our Business in the Current Quarter

The following are some of the most critical factors that affected our business during the Current Quarter. Our annual report on Form 10-K as amended on Form 10-K/A for the fiscal year ended October 31, 2025, contains additional factors that are hereby deemed incorporated by reference.

Volatility in Global Trade Policy Including Geopolitical Uncertainties

We sell our goods and services globally and a large percentage of our revenue emanates from international sales. Any change in U.S. policy that restricts the free flow of goods and services is likely to dampen demand for our goods and services globally. The recent change in trade policy by the U.S. vis-à-vis the rest of the world has created significant uncertainties. Our revenue mix is a combination of outright sales and rentals. Rentals are driven by offshore projects. However, since the change in the U.S. Administration’s policy on the funding for offshore renewables programs, we have seen reduced demand for our rental and associated services from our European customers who were down-selected for developing many offshore renewables projects in the USA. Furthermore, some of our products sold in the U.S. market are manufactured in the UK. Therefore, we are subject to a 10% tariff on items which are imported into the U.S. from the UK. In the Current Quarter approximately 8.2% of our Marine Technology Business revenue was generated from sales made in the U.S.

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

Concentration of Business Opportunities Where the Sales Cycle is Long and Unpredictable

The Defense Engineering Services Business revenues are highly concentrated and are mostly generated from sub-contracts with a small number of Prime Defense Contractors. The sales cycle is generally protracted, and this may affect quarterly revenues. It is also dependent on the federal government appropriating budget for Defense projects and where the federal government is unable to find consensus in the U.S. Congress or there is a change in spending priorities, this may affect the timely award of sub-contracts from Prime Defense Contractors to our Defense Engineering Services Business, which is reliant on these awards. Furthermore, our Core Business, the Marine Technology Business, key opportunities are in the Defense Market for both its imaging sonars and the DAVD technology, both of which are key pillars of the Company’s growth strategy. Due to the protracted nature of the government procurement process and cycle for Defense spending under federal and/or state budgets, the sales cycle can be long and unpredictable, thus affecting timing of orders and thus quarterly revenues.

Impact on Revenues and Earnings

We are uncertain as to the extent of the impact the factors disclosed above and in our Form 10-K as amended on our Form 10-K/A covering fiscal year ended October 31, 2025, are likely to have on our future financial results.

Impact on Liquidity, Balance Sheet and Assets

These factors may adversely impact on our availability of free cash flow, working capital and business prospects. As of January 31, 2026, we had cash and cash equivalents of $30,446,339 and cash provided by our operations of $1,476,907. Based on our outstanding obligations and our cash and cash equivalents, as well as our revolving line of credit with HSBC NA, we believe we have sufficient working capital to meet our anticipated cash needs for the next twelve months. However, any projections of future cash flows are subject to substantial uncertainty.

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

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, “Summary of Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, as amended on Form 10-K/A.

Revenue Recognition

Our revenues are earned under formal contracts with our customers.

Our Marine Technology Business revenues are derived from both sales and rental of underwater solutions for imaging, mapping, survey applications and diving. PAL’s revenues are derived from sales of acoustic sensors and materials and for our Defense Engineering Services Business from engineering services performed for third party customers who are primarily Defense Contractors. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential additional variable consideration. Our product sales do not include a right of return by the customer.

Regarding our Marine Technology Business and PAL, all of our products are sold on a stand-alone basis, and those market prices are evidence of the value of the products. To the extent that we also provide services (e.g., field installation, training, or calibration services etc.), those services are either included as part of the product or are subject to written contracts based on the stand-alone value of those services. Revenue from performing engineering services is recognized when those services have been provided to the customer and evidence of the provision of those services exists.

For further discussion of our revenue recognition accounting policies, refer to Note 2 – “Revenue Recognition” in these unaudited consolidated financial statements and Note 2 “Summary of Accounting Policies” in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended October 31, 2025.

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

During the Current Quarter, the USD weakened against the British Pound and the Danish Kroner, resulting in translated foreign revenues being higher by $406,232 than when using the Previous Quarter exchange rate. In addition, the associated costs of our foreign subsidiaries including cost of sales and operating expenses when translated from their respective functional currencies into USD for reporting purposes were higher due to the weakening of the USD, (for a discussion of the effect of foreign exchange rates see Item 2 “Inflation and Foreign Currency”).

Consolidated net revenue in the Current Quarter increased by 28.8% and was $6,710,112 compared to $5,209,715 in the Previous Quarter. During the Current Quarter total operating expenses increased by 21.3% and income from operations increased by 52.6%. Pre-tax income in the Current Quarter was $1,186,773 compared to $934,860 in the Previous Quarter, representing an increase of 26.9%. A more detailed analysis of our results of operations is set out below.

As mentioned above, exchange rate fluctuations were a key factor in our results of operation in the Current Quarter.

Revenue Impact – Percentage of Revenue and Costs from our Foreign Subsidiaries:

In the Current Quarter 85.6% of our consolidated net revenue was attributable to the Company’s foreign subsidiaries. When translating this amount from the native functional currencies of British Pound and Danish Kroner in the Current Quarter this was $5,746,397 compared to $5,340,165 when using the exchange rate applied in the Previous Quarter and therefore an increase in net revenue of $406,232.

Cost of Revenue and Operating Costs Impact from our Foreign Subsidiaries

In the Current Quarter 67.8% of our consolidated Operating Expenses and Cost of Revenue was attributable to the Company’s foreign subsidiaries and this was $3,867,441 (“Foreign Subsidiary Costs”) of our total costs of $5,700,042. When translating the Foreign Subsidiary Costs from the native functional currencies of British Pound and Danish Kroner to USD in the Current Quarter this was $263,781 higher when using the exchange rate of the Previous Quarter.

Segment Summary

Marine Technology Business (“Products”)

We sell our products internationally (91.8% of sales by our Products Business in the Current Quarter are attributed to sales outside of the USA). In the Current Quarter, the Products Business generated $3,355,003 or 50.0% of our consolidated net revenues compared to $2,275,809 or 43.7% in the Previous Quarter, representing an increase of $1,079,194 or 47.4%. The increase in sales is due to a combination of factors including increase in hardware sales, mainly derived from the strategic region of Asia where sales increased by 63.4% to $2,601,087 in the Current Quarter compared to $1,591,811 in the Previous Quarter. Sales derived from the U.S. decreased by 22.3% to $275,577 compared to $354,636 in the Previous Quarter, reflecting the reduced funding available under Defense Programs, due to the use of Continuing Resolutions to fund these programs.

Gross profit margin increased from 73.1% in the Previous Quarter to 75.3% in the Current Quarter, which reflects several factors including the mix of sales, in particular, rental revenue increased by 232.8% and was $746,957 compared to $224,443. Commission costs increased by 20.5% and were $252,690 compared to $209,695 in the Previous Quarter. In the Current Quarter total operating expenses increased by 52.2% in the Products Business and were $1,478,510 compared to $971,676 in the Previous Quarter. This is largely due to exchange rate translation expenses as a result of the USD weakening against the British Pound and Danish Kroner, the functional currencies of our foreign subsidiaries, and which resulted in a $213,094 foreign currency related expense compared to a benefit of $206,706 in the Previous Quarter. Pre-tax income was $1,177,968 in the Current Quarter compared to $853,124 in the Previous Quarter, reflecting an increase in revenue and gross profit.

Acoustic Sensors and Materials Business (“PAL”)

In the Current Quarter, PAL generated $1,583,759 or 23.6% of our consolidated net revenue compared to $1,312,261 or 25.2% of our consolidated revenue in the Previous Quarter, representing an increase of 20.7%. Gross profit margin was 66.8% in the Current Quarter compared to 61.7% in the Previous Quarter; commission costs increased by 60.1% and were $36,896 in the Current Quarter compared to $23,049 in the Previous Quarter; total operating expenses were $603,117 compared to $329,218 in the Previous Quarter. Pre-tax income was $456,714 in the Current Quarter compared to $556,049 in the Previous Quarter, reflecting an increase in general and administrative costs including wages & salaries, office costs and exchange rate adjustment expenses.

Defense Engineering Services Business (“Services”)

In the Current Quarter, the Defense Engineering Services Business generated $1,771,350 or 26.4% of our consolidated net revenues compared to $1,621,645 or 31.1% in the Previous Quarter, representing an increase of 9.2%. Our U.S. based Defense Engineering Services Business has experienced delays in receiving orders from its prime defense contractors’ customers due to the limited funding available under Defense Programs which are being funded by Continuing Resolutions (as opposed to under a Federal Budget). Gross profit margin decreased from 58.9% in the Previous Quarter to 44.1% in the Current Quarter, reflecting the mix of engineering projects. Commission costs decreased by 7.2% and were $11,852 in the Current Quarter compared to $12,765 in the Previous Quarter; total operating expenses decreased by 2.0% and were $670,729 compared to $684,246 in the Previous Quarter. Pre-tax income decreased in the Current Quarter to $133,905 compared to $297,795 in the Previous Quarter, largely reflecting the decrease in gross profit margins due to the mix of sales in the Current Quarter.

Results of Operations

Net Revenue: Consolidated net revenues for the Current Quarter increased by 28.8% when compared to the Previous Quarter and were $6,710,112 and $5,209,715, respectively. Revenue increased in each business segment within the Group.

Gross Profit Margins: Margin percentage was weaker in the Current Quarter at 65.1% (gross profit of $4,367,034) compared to 65.8% (gross profit of $3,428,470) in the Previous Quarter largely due to two factors: the decrease in gross margin in the Defense Engineering Services Business due to the mix of sales; and an increase in our consolidated commission costs (reflecting the geography of sales) which were $301,438 compared to $245,509 in the Previous Quarter, representing a 22.8% increase. In the Current Quarter, gross profit margins in our Marine Technology Business were stronger due to the increase in rental revenue which was mainly derived from our European rental hub.

Gross profit margins reported in our financial results may vary according to several factors. These include:

●	The percentage of consolidated net sales attributed to the Marine Technology Business versus the Defense Engineering Services Business and PAL. The Marine Technology Business gross profit margin may vary with the mix of products and geography from which those sales are derived from (most sales from Asia incur commission costs which impact margins). The gross profit margin yielded by the Marine Technology Business is generally higher than that of the Defense Engineering Business and PAL.

●	The percentage of consolidated net sales attributed to the Defense Engineering Services Business. The Defense Engineering Services Business yields a lower gross profit margin on sales generated, which are largely based on time and materials for our Department of Defense contracts (DoD subcontracts).

●	The percentage of consolidated net sales attributed to PAL. PAL supplies acoustic sensors and materials and its gross margin for these are typically between 55 – 65%. This may vary with the mix of products and also the percentage of reported sales that are performed through sales agents during the reporting period.

●	The geography from which the sales are derived and the mix of sales within the Marine Technology Business during the reporting period:

●	Hardware related sales versus Software related sales (Hardware margins are lower and Software margins are higher).

●	Custom engineering around its technology (“services”) versus field services (where our technical support engineers are deployed to the field to provide support to our customers in their use of our technology).

●	Level of commission on products which may vary according to volume. All our business units work with sales/distribution agents. Most of the Marine Technology Business and PAL’s sales in Asia are completed via agents or distributors. See Note 3 “Cost of Goods Sold” for more discussion on this.

●	Level of Rental Assets in the Marine Technology Business’ Rental Pool and therefore the depreciation expenses may vary accordingly.

●	The mix of engineering projects performed by our Engineering Business (Prototyping Designs versus manufacturing), may also affect gross profit margins.

In the Current Quarter, gross profit margins for the Marine Technology Business were 75.3% compared to 73.1% in the Previous Quarter; and 66.8% compared to 61.7% for PAL; and 44.1% compared to 58.9% for the Defense Engineering Business.

Since there are more variable factors affecting gross profit margins in the Marine Technology Business, a table showing a summary categorizing sales generated by this business in the Current Quarter compared to the Previous Quarter is set out below:

	January 31, 2026	January 31, 2025
Description	Marine Technology Business	Marine Technology Business	Percentage Change
Equipment Sales	$2,271,880	$1,734,741	31.0%
Equipment Rental	746,957	224,443	232.8%
Software Sales	209,090	120,795	73.1%
Services	127,076	195,830	(35.1)%

Total Net Sales	$3,355,003	$2,275,809	47.4%

Further information on the performance of each business segment, including revenues by type and geography, can be found in Notes 15 and 16 to the unaudited consolidated financial statements for the Current and Previous Quarters.

Research and Development (R&D): R&D expenditure in the Current Quarter increased by 11.6% and was $606,102 compared to $543,126 in the Previous Quarter. The increase is largely attributed to increase in this area of expenditure in both PAL and the Defense Engineering Business.

●	Products Business

During the Current Quarter our Products Business R&D expenditure decreased by 2.2% and was $396,876 as compared to $405,812 in the Previous Quarter, reflecting reduction in head count. R&D expenditure is incurred by this business in connection with investments it makes in developing its products and solutions and a significant component of these expenditures comprises wages and salaries. This expenditure is an essential part of our business, as we need to continue to innovate our solutions on an ongoing basis.

●	Acoustics and Materials Business (PAL)

During the Current Quarter, PAL incurred R&D expenditure of $110,009 compared to $90,964 in the Previous Quarter, an increase of 20.9%. R&D expenditure is incurred by this business in connection with investments it makes in developing its acoustic sensors, solutions and materials. A significant component of these expenditures comprises wages and salaries.

●	Defense Engineering Services Business

During the Current Quarter, the Defense Engineering Services Business R&D expenditure increased by 114.1% and was $99,217 compared to $46,350 in the Previous Quarter. The Defense Engineering Business incurs research and development expenses mainly on advancing its Thermite® Octal range of mission computer products with the strategic goals of increasing and diversifying its revenues and improving gross profit margins.

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter increased by 23.7% to $2,750,862 from $2,223,322 in the Previous Quarter. There are several factors which have resulted in higher SG&A costs in the Current Quarter, including:

●

The increase in non-cash charges as a component of SG&A which were 20.2% or $555,842 compared to 0.7% or $16,232 in the Previous Quarter. SG&A includes both cash charges and non-cash charges. The non-cash charges comprise Depreciation, Amortization, Stock-based compensation, allowance for credit losses and Exchange Rate Variance charges. In the Current Quarter, the most significant factors which account for the increase in non-cash charges component were (i) exchange rate adjustment expenses increased to $225,341 compared to ($318,279) in the Previous Quarter, reflecting the weakening of the USD against British Pound and Danish Kroner; and (ii) Depreciation expenses increased by 12.9% to $166,892 in the Current Quarter compared to $147,862 in the Previous Quarter; and Amortization expenses increased by 6.9% to $136,612 compared to $127,759.

Stock-based compensation decreased by 73.1% and was $26,989 in the Current Quarter compared to $100,145 in the Previous Quarter.

Key Areas of SG&A Expenditure across the Company for the Current Quarter compared to the Previous Quarter are:

Expenditure	January 31, 2026	January 31, 2025	Percentage Change
Wages and Salaries	$964,686	$1,011,951	(4.7)%
Legal and Professional Fees (including accounting, audit, tax and investor relations)	$520,261	$557,054	(6.6)%
Rent and operating lease	$18,596	$33,872	(45.1)%
Marketing (excluding associated travel)	$130,655	$126,735	3.1%
Travel associated with marketing activities	$24,051	$31,200	(22.9)%
Office Costs	$213,267	$168,092	26.9%

Wages and Salaries – this category of expenses decreased primarily due to the reduction in headcount. We anticipate that during the current fiscal year this category will increase materially over our previous fiscal year as we are currently operating on a reduced headcount and are seeking to recruit for several vacant positions including expansion of our management team.

Legal and Professional fees decreased by 6.6% in the Current Quarter reflecting the timing of the performance of certain services.

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

Overhead related costs as a percentage of net revenue for Current Quarter, compared to the Previous Quarter

General corporate administrative expenses in the Current Quarter were $604,608 or 9.0% of net revenue and $781,308 or 15.0% of net revenue in the Previous Quarter, respectively, reflecting an increase in our consolidated net revenue. For more information on general corporate administrative expenses, please see Note 15 (Segment Analysis).

Operating Income: In the Current Quarter operating income increased by 52.6% and was $1,010,070 as compared to $662,002 in the Previous Quarter, reflecting an increase in consolidated net revenue and gross profit.

Other Income: In the Current Quarter, we had “Other Income” of $176,703 compared to $272,838, representing a decrease of 35.2% from the Previous Quarter. A significant component of “Other Income” is interest of $172,270 earned on our certified deposits. In February 2023, the Company established certified deposit accounts (“CDA”) with its existing bankers. These accounts are for a fixed term of up to 3-month rolling periods and constitute “cash equivalents” in our current unaudited Consolidated Financial Statements for the period ended January 31, 2026 (see Note 7 - Composition of Certain Financial Statement Captions for a more detailed analysis. We anticipate that due to the decrease in interest rates, the amount of interest that we will earn under the CDA will be less than previous years, although still material.

Net Income before income taxes: In the Current Quarter, we had pre-tax income of $1,186,773 compared to $934,860 in the Previous Quarter, representing an increase of 26.9%. Pre-tax income increased, largely due to an increase in our consolidated net revenue and gross profit for the reasons discussed above.

Net Income: In the Current Quarter we had Net Income of $930,723 compared to $912,975 in the Previous Quarter, representing an increase of 1.9%. In the Current Quarter we recorded Current Tax Expense of $263,216 compared to $48,874 in the Previous Quarter, reflecting increased provision for income tax. We also recorded a Deferred Tax Benefit of $7,166 in the Current Quarter compared to $26,989 in the Previous Quarter, which relates to the vesting of stock awards. Our effective tax rate is subject to significant variation due to several factors including variability in our pre-tax income and/or loss and the mix of jurisdictions to which such income or losses relate, the applicability of special tax regimes, changes in tax regulations, changes in our stock price, changes in our deferred tax assets and liabilities, their valuation, foreign currency gains (losses). The mix of jurisdictions and related income or losses also affects our tax liability for Global Intangible Low-Taxed Income (GILTI). The changes under the 2025 Tax Act as they relate to GILTI, including the computation method, will be effective for the Company in its 2027 financial statements. The Company’s UK subsidiaries have some restricted carryforward losses and qualify for R&D Tax credits which are applied to defray a percentage of our income tax liability in the UK.

Comprehensive Income. In the Current Quarter comprehensive income was $2,042,939 compared to a comprehensive loss of $115,611 in the Previous Quarter, reflecting adjustments resulting from foreign currency translations. In the Current Quarter, the USD weakened against the British Pound, Danish Kroner and Euro and we had a gain of $1,112,216 on foreign currency translation adjustment transactions compared to a loss of $1,028,586 in the Previous Quarter. A significant part of the Company’s operations is based in the UK and Denmark, and therefore a major part of our assets and liabilities recorded in our unaudited consolidated balance sheet and financial transactions are translated from the functional currencies of these subsidiaries into USD for reporting purposes (See Note 7 “property and equipment (by geographic areas) provide an indication of the split of our property and the section below which concerns “Inflation & Foreign Currency” which shows the impact of the currency adjustments on our Income Statement and Balance Sheet in the Current Quarter compared to the Previous Quarter).

Liquidity and Capital Resources

As of January 31, 2026, the Company had an accumulated deficit of $2,345,838, working capital of $46,467,406, cash of $30,446,369 and stockholders’ equity of $60,185,342. During the Current Quarter, the Company’s operating activities provided $1,476,907 in cash.

The Company entered into a $4,000,000 revolving line of credit with HSBC NA on November 27, 2019, at prime. The outstanding balance on the line of credit was $0 as of January 31, 2026. This revolving credit line will expire on April 2026, unless renewed.

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

Information regarding the effect of foreign exchange rates versus the U.S. Dollar on our net sales, operating expenses, and operating income and balance sheet items is provided to show the period ended the three months operating results had the foreign exchange rates remained the same as those in effect in the correlated previous periods. The effect on our net sales, operating expenses and operating income along with our balance sheet items from changes in our foreign exchange rates versus the U.S. Dollar is as follows:

Information is not specified for INR as there is a limited scope of operations in this jurisdiction and therefore contributions are immaterial. However, the information for INR is included in the totals.

Three Months ended January 31, 2026

	Based British Pounds		Based Danish Kroner			TOTAL USD
	Actual	Constant	Actual	Constant	Actual	Constant	*Total
	Results	Rates	Results	Rates	Results	Rates	Effect
	($)	($)	($)	($)	($)	($)	($)
Revenues	$5,208,446	$4,860,822	$537,951	$479,343	$5,746,397	$5,340,165	$406,232
Costs	$3,754,122	$3,503,563	$105,033	$93,590	$3,867,441	$3,603,660	$263,781
Net profit (losses) from operations	$1,454,324	$1,357,259	$432,918	$385,753	$1,878,956	$1,736,505	$142,451
Assets	$34,116,338	$32,794,659	$1,586,812	$1,549,299	$35,713,564	$34,354,580	$1,358,984
Liabilities	$(3,673,670)	$(3,531,351)	$(358,969)	$(350,483)	$(4,041,167)	$(3,890,142)	$(151,025)
Net assets	$30,442,668	$29,263,308	$1,227,843	$1,198,816	$31,672,397	$30,464,438	$1,207,959

This table shows that the effect of exchange rates changes (the Current Quarter’s exchange rate compared to the Previous Quarter’s exchange rate) increased our net income from operations by $142,451 and increased net assets by $1,207,959, when compared to our net assets as at October 31, 2025.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 31, 2026. Based upon that evaluation the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Coda Octopus Group, Inc. (Registrant)

Date: March 17, 2026	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: March 17, 2026	/s/ Gayle Jardine
Gayle Jardine
Interim Chief Financial Officer

