Form 10-Q
period 2026-04-30
Coda Octopus Group, Inc.
filed 2026-06-15
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of June 15, 2026 is 11,280,754.

PART I. FINANCIAL INFORMATION

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets

April 30, 2026 and October 31, 2025 Audited

	2026	2025
	Unaudited
ASSETS

CURRENT ASSETS

Cash and Cash Equivalents	$30,624,337	$28,682,615
Accounts Receivable, net	4,945,185	3,732,806
Inventory	13,995,256	13,636,512
Unbilled Receivables	2,384,890	2,988,779
Prepaid Expenses	459,270	434,021
Other Current Assets	533,498	531,469

Total Current Assets	52,942,436	50,006,202

FIXED ASSETS
Property and Equipment, net	7,441,002	7,295,791
Right of Use Assets	356,447	372,647

	7,797,449	7,668,438

OTHER ASSETS
Goodwill	3,639,334	3,639,334
Intangible Assets, net	2,959,561	3,179,588

Total Other Assets	6,598,895	6,818,922

Total Assets	$67,338,780	$64,493,562

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Continued)

April 30, 2026 and October 31, 2025 Audited

	2026	2025
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable	$1,344,276	$1,407,439
Current portion of operating lease liabilities	38,450	34,862
Accrued Expenses and Other Current Liabilities	1,902,774	2,475,952
Deferred Revenue	1,929,476	1,722,796

Total Current Liabilities	5,214,976	5,641,049

LONG TERM LIABILITIES
Deferred Tax Liability, net	324,958	317,949
Non-current operating lease liabilities, net	346,146	360,070
Deferred Revenue, less current portion	38,468	59,080

Total Long Term Liabilities	709,572	737,099

Total Liabilities	5,924,548	6,378,148

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 11,287,248 issued and 11,276,152 outstanding as of April 30, 2026 and 11,280,368 shares issued and 11,270,575 outstanding as of October 31, 2025	11,276	11,271
Preferred Stock, $.001 par value; 5,000,000 shares authorized, zero issued and outstanding as of April 30, 2026 and October 31, 2025	-	-
Treasury Stock 11,096 shares as of April 30, 2026 and 9,793 as of October 31, 2025	(75,602)	(61,933)
Additional Paid-in Capital	63,334,574	63,321,294
Accumulated Other Comprehensive Loss	(1,207,988)	(1,878,657)
Accumulated Deficit	(648,028)	(3,276,561)

Total Stockholders’ Equity	61,414,232	58,115,414

Total Liabilities and Stockholders’ Equity	$67,338,780	$64,493,562

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025

Net Revenues	$6,904,012	$7,017,459	$13,614,124	$12,227,174
Cost of Revenues	2,325,963	2,520,178	4,669,041	4,301,423

Gross Profit	4,578,049	4,497,281	8,945,083	7,925,751

OPERATING EXPENSES
Research & Development	648,304	689,995	1,254,406	1,233,121
Selling, General & Administrative	2,136,769	2,719,602	4,887,631	4,942,924

Total Operating Expenses	2,785,073	3,409,597	6,142,037	6,176,045

INCOME FROM OPERATIONS	1,792,976	1,087,684	2,803,046	1,749,706

OTHER INCOME
Other Income	168,761	32,332	173,194	110,999
Interest Income	171,915	145,594	344,185	339,765

Total Other Income, net	340,676	177,926	517,379	450,764

INCOME BEFORE INCOME TAX EXPENSE	2,133,652	1,265,610	3,320,425	2,200,470

INCOME TAX (EXPENSE) BENEFIT
Current Tax (Expense)	(432,203)	(374,701)	(695,419)	(423,575)
Deferred Tax (Expense) Benefit	(3,639)	17,853	3,527	44,842

Total Income Tax (Expense)	(435,842)	(356,848)	(691,892)	(378,733)

NET INCOME	$1,697,810	$908,762	$2,628,533	$1,821,737

NET INCOME PER SHARE:
Basic	$0.15	$0.08	$0.23	$0.16
Diluted	$0.15	$0.08	$0.23	$0.16

WEIGHTED AVERAGE SHARES:
Basic	11,274,961	11,221,080	11,272,732	11,223,528
Diluted	11,285,808	11,306,828	11,283,579	11,309,276

NET INCOME	$1,697,810	$908,762	$2,628,533	$1,821,737

Foreign Currency Translation Adjustment	(441,547)	1,800,439	670,669	771,853

Total Other Comprehensive Income (Loss)	$(441,547)	$1,800,439	$670,669	$771,853

COMPREHENSIVE INCOME	$1,256,263	$2,709,201	$3,299,202	$2,593,590

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months and Six Months Ended April 30, 2026 and 2025

(Unaudited)

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Total

Balance, October 31, 2024	11,195,487	$11,195	$63,096,583	$(2,510,831)	$(7,406,491)	$(61,933)	$53,128,523

Stock-based compensation	-	-	100,145	-	-	-	100,145
Stock issued for options exercised and stock grants	23,317	24	(24)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(1,028,586)	-	-	(1,028,586)
Net Income	-	-	-	-	912,975	-	912,975
Balance, January 31, 2025	11,218,804	$11,219	$63,196,704	$(3,539,417)	$(6,493,516)	$(61,933)	$53,113,057

Stock-based compensation	-	-	66,239	-	-	-	66,239
Stock issued for options exercised and stock grants	13,710	14	(14)	-	-	-	-
Foreign currency translation adjustment	-	-	-	1,800,439	-	-	1,800,439
Net Income	-	-	-	-	908,762	-	908,762
Balance, April 30, 2025	11,232,514	$11,233	$63,262,929	$(1,738,978)	$(5,584,754)	$(61,933)	$55,888,497

Balance, October 31, 2025	11,270,575	$11,271	$63,321,294	$(1,878,657)	$(3,276,561)	$(61,933)	$58,115,414

Stock-based compensation	-	-	26,989	-	-	-	26,989
Foreign currency translation adjustment	-	-	-	1,112,216	-	-	1,112,216
Net Income	-	-	-	-	930,723	-	930,723
Balance, January 31, 2026	11,270,575	$11,271	$63,348,283	$(766,441)	$(2,345,838)	$(61,933)	$60,185,342

Stock-based compensation	-	-	(13,704)	-	-	-	(13,704)
Stock issued for options exercised and stock grants	5,577	5	(5)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(441,547)	-	-	(441,547)
Treasury Stock	-	-	-	-	-	(13,669)	(13,669)
Net Income	-	-	-	-	1,697,810	-	1,697,810
Balance, April 30, 2026	11,276,152	$11,276	$63,334,574	$(1,207,988)	$(648,028)	$(75,602)	$61,414,232

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,628,533	$1,821,737
Adjustments to reconcile net income to net cash provided by operating activities:		.
Depreciation of property and equipment	418,610	424,738
Amortization of intangible assets	271,309	244,334
Stock-based compensation	13,285	166,384
Deferred income taxes	(3,527)	(44,842)
Gain on sale of asset	(133,674)	-
Allowance for credit loss	-	(41,255)
Non cash Operating Lease Expense	-	10,590
(Increase) decrease in operating assets:
Accounts receivable, net	(1,133,658)	(1,058,189)
Inventory	(59,955)	885,016
Unbilled receivables	619,708	(694,186)
Prepaid expenses	(16,872)	(278,421)
Other current assets	(933)	447,754
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(705,119)	(368,819)
Deferred revenue	149,577	589,139
Net Cash provided by Operating Activities	2,047,284	2,103,980
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(203,513)	(196,342)
Purchases of other intangible assets	(37,844)	(11,784)
Proceeds from the sale of property and equipment	148,329	-
Net Cash used in Investing Activities	(93,028)	(208,126)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(13,669)	-
Net Cash used in Financing Activities	(13,669)	-

EFFECT OF CURRENCY TRANSLATION ON CHANGES IN CASH AND CASH EQUIVALENTS	1,135	87,375

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,941,722	1,983,229

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	28,682,615	22,479,072

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$30,624,337	$24,462,301
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$1,111,793	$188,968

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2026 and October 31, 2025

Note 1 – ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all material adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2026 due to seasonal, world events and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the U.S. Securities Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended October 31, 2025 as filed with the Securities and Exchange Commission on January 29, 2026 and amended on Form 10-K/A as filed with the Securities and Exchange Commission on February 26, 2026.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Coda Octopus Group, Inc. and its wholly owned domestic and foreign subsidiaries (“Group”). All material intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, income taxes, useful lives of equipment, valuation of acquired intangibles and goodwill, stock-based compensation forfeiture rates, inventory valuation, collectability of receivables, impairment of property and equipment and operating leases. The accounting estimates and assumptions that require management’s most significant, challenging, and subjective judgment include estimates related to the percentage of completion method used to account for contracts including costs and earnings in excess of billings, billings in excess of costs and estimated earnings. Differences in these estimates could be material. Actual results realized by the Company may differ from management’s estimates.

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

April 30, 2026 and October 31, 2025

Note 2 – REVENUE RECOGNITION (Continued)

We have three business segments:

●	Marine Technology Business
●	Acoustics Sensors and Materials Business; and
●	Defense Engineering Services Business

Marine Technology Business (“Products Business”)

The Products Business segment earns revenue under written contracts with its customers. Revenue in this segment is generated through the following activities:

●	Product Sales Outright sale of underwater solutions, including real-time 3D imaging sonars, diving equipment, inertial navigation measurement systems, geophysical data-acquisition systems, and proprietary software solutions.

●	Equipment Rental: Rental of underwater equipment, including hardware and software, for customer-specific operational requirements.

●	Field Installation and Support Services On-site installation, commissioning, and related support services associated with the deployment and operation of the Company’s real time 3D imaging sonar.

●	Technical Support Services Provision of technical assistance, troubleshooting, and operational support in accordance with customer agreements.

●	Customization Services Development and delivery of customized technology solutions tailored from our existing technologies to customer-defined specifications.

●	Warranty and Through-Life Support (TLS) Warranty coverage provided under contractual terms, along with through-life support services for products in service.

All products and services are sold on a stand-alone basis and those market prices are evidence of the value of these products and services. Revenue derived from outright sale is recognized when its performance obligations are met. This is typically upon delivery and passing of risks in the goods in accordance with the contract terms. For rentals we supply our rental equipment on a door-to-door basis and the rental period typically commences when the equipment is under the control of the customer and revenue derived from these contracts is recognized on a daily basis during the rental period. Revenue derived from services is recognized when our performance obligations are met under the terms of the contract. For contracts with multiple performance obligations, we recognize product revenue by allocating the transaction price to each performance obligation based on a relative standalone selling price basis and recognize revenue when performance obligations are met. Software license sales for which any services rendered are not considered distinct to the functionality of the software, we recognize revenue upon delivery of the software by the provision of the software installers and activation codes to the software.

Our contracts sometimes require customer payments in advance of revenue recognition. These are recognized as revenue when we have fulfilled our obligations under the respective contracts. Until our performance obligations are met, we recognize these prepayments as deferred revenue.

Our contracts do not give the customer the right of return. Where there are contractual failures giving rise to post-sale obligations these are addressed under our warranty or through life support provisions. The Company calculates its warranty expense provision based on its historical warranty experience and adjustments are made periodically to reflect actual warranty expenses.

Acoustic Sensors and Materials Business (“PAL”)

PAL Business segment earns revenue under written contracts with its customers. Revenue in this segment is generated through the following activities:

●	Product Sales Outright sale of sensors and related materials, including hydrophones, acoustic test environments, and associated software solutions.

●	Calibration Services Provision of calibration and verification services for customer equipment in accordance with applicable technical standards.

●	Consultancy and Customization Services Delivery of consultancy services and customized technology solutions tailored to customer-specific requirements.

●	Warranty Coverage Warranty support provided under contractual terms for products and services delivered to customers.

All products and services are sold on a stand-alone basis, and those market prices are evidence of the value of these products and services. Revenue derived from outright sale is recognized when its performance obligations are met. This is typically upon delivery and passing of risks in accordance with the contract terms. For contracts with multiple performance obligations, we recognize product revenue by allocating the transaction price to each performance obligation based on a relative standalone selling price basis and recognize revenue when performance obligations are met. Software license sales for which any services rendered are not considered distinct to the functionality of the software, we recognize revenue upon delivery of the software by the provision of the software installers and activation codes to the software.

Our contracts sometimes require customer payments in advance of revenue recognition. These are recognized as revenue when we have fulfilled our obligations under the respective contracts. Until our performance obligations are met, we recognize these prepayments as deferred revenue.

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

Defense Engineering Services Business (“Engineering Business”)

The Engineering Business segment generates revenue pursuant to written contracts with its customers, who are primarily Prime Defense Contractors (“DoD Contractors”). Revenue in this segment is derived from the following activities:

●	Engineering Services The segment provides engineering services that support customer-led defense programs. These services generally include the development of design concepts, design and fabrication of prototypes, limited-quantity production of approved designs, and program-lifecycle support activities such as obsolescence management.

●	Proprietary Product Sales The segment manufactures and supplies various proprietary products, including Thermite® and FireSafe®, for use in defense and related applications.

●	Warranty Obligations The segment provides warranty coverage in accordance with contractual terms for products and services delivered to customers.

●	Post-Sale Service and Repair The segment perform post-delivery services, including maintenance, repair, and other support activities, as required under customer agreements.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2026 and October 31, 2025

Note 2 – REVENUE RECOGNITION (Continued)

With respect to revenues related to our Defense Engineering Services Business, there are contracts in place that specify the fixed hourly rate and other reimbursable costs to be billed based on material and direct labor hours incurred and revenue is recognized on these contracts based on material costs and the direct labor hours incurred. Revenues from fixed-price contracts are recognized on the percentage of completion method, measured by the percentage of costs incurred to date (materials and direct labor hours) against the estimated total cost (materials and direct labor hours) for each contract. This method is used as we consider expenditures for direct materials and labor hours to be the best available measure of progress on these contracts.

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

Note 3 – COST OF REVENUES

Our cost of revenues includes the cost of raw materials and other direct costs associated with the production of our products and services. For sales made through the Company’s sales-agent distribution network, commission costs related to the specific transaction are included in cost of revenues. Participation in certain Requests for Proposals (“RFPs”) requires the use of these agents, and the related commissions are therefore considered directly attributable to the associated sales. All other sales-related expenses, including costs incurred in connection with unsuccessful bids, are recorded within selling, general and administrative expenses. As a component of the cost of revenues, commission costs incurred in the three month period ended April 30, 2026, and 2025 were $179,074 and $390,384, respectively. Commission costs in the six month period ended April 30, 2026, and 2025 were $480,512 and $635,893, respectively.

Note 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair values because of the short-term nature of these instruments.

Note 5 – FOREIGN CURRENCY TRANSLATION

Assets and liabilities are translated at the prevailing exchange rates at the balance sheet dates. Related revenues and expenses are translated at weighted average exchange rates in effect during the period presented. Stockholders’ equity is recorded at the historical exchange rates. Resulting translation adjustments are recorded as a separate component in stockholders’ equity as part of accumulated other comprehensive income or (loss) as may be appropriate. Foreign currency transaction gains and losses are included in the consolidated statements of income and comprehensive income.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2026 and October 31, 2025

Note 6 – OPERATING LEASES

We are contractually bound by a non-cancellable operating lease relating to our operating segment, PAL. Lease costs recognized in our consolidated financial statements are summarized as follows:

	April 30,	October 31,
	2026	2025

Lease Liability	$384,596	$394,932
Future minimum lease payments	$494,831	518,953
Remaining life of the lease in years (Expires March 31, 2033)	6.92	7.42
Discount Rate	6.75%	6.75%

Estimated future minimum lease payments and imputed interest as of April 30, 2026, are as follows:

Years	Total

2026 (remaining 6 months)	$32,644
2027	66,431
2028	68,424
2029	70,477
2030	72,591
Thereafter	184,264
Total Future minimum lease payments	494,831

Imputed Interest	(110,235)
Total	$384,596

Note 7 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Certified Deposit Interest Bearing Accounts for the period ended April 30, 2026, and 2025:

The Company has certified deposit interest-bearing accounts with its current bankers HSBC NA. These interest-bearing accounts are for fixed and rolling short-term periods not exceeding 3 months and are classified in our financial statements as “cash equivalent”. In addition, we have an interest-bearing deposit account with HSBC UK which has no access restrictions and tracks at 0.25% discount to the Bank of England base rate, which on April 30, 2026, had a rate of 3.75%. The table below indicates the interest income received and amounts which are held in certified deposit and unrestricted interest-bearing accounts as of April 30, 2026, and 2025, and interest earned for the respective six month periods then ending:

	Deposit	Interest	Deposit	Interest
	April 30,	April 30,	April 30,	April 30,
Country	2026	2026	2025	2025

USA	$19,694,650	$260,699	$15,395,657	$289,768
UK	5,825,917	56,468	2,227,269	36,864
Denmark	-	27,018	-	13,133
	$25,520,567	$344,185	$17,622,926	$339,765

Inventory consisted of the following as of:

	April 30,	October 31,
	2026	2025

Raw materials and parts	$10,953,337	$10,622,753
Work in progress	605,751	565,147
Finished goods	2,436,168	2,448,612
Total Inventory	$13,995,256	$13,636,512

Other current assets consisted of the following as of:

	April 30,	October 31,
	2026	2025

Deposits and other assets	$68,219	$59,715
Corporation Tax Prepaid	149,629	-
Employee Retention Credit Receivables	212,300	212,300
Other Foreign Tax Receivables	103,350	259,454
Total Other Current Assets	$533,498	$531,469

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2026 and October 31, 2025

Note 7 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS (Continued)

Fixed Assets consisted of the following as of:

	April 30,	October 31,
	2026	2025

Buildings	$6,087,237	$5,979,758
Land	200,000	200,000
Office machinery and equipment	2,306,771	2,194,151
Software	378,333	364,923
Rental assets	3,156,454	2,874,192
Furniture, fixtures and improvements	1,670,038	1,611,168
Totals	13,798,833	13,224,192
Less: accumulated depreciation	(6,357,831)	(5,928,401)

Total Property and Equipment, net	7,441,002	7,295,791

Right of use assets, net	356,447	372,647

Total Fixed Assets, net	$7,797,449	$7,668,438

Depreciation expense for the three months ended April 30, 2026, and 2025 was $202,184 and $219,092, respectively, and for the six months ended April 30, 2026, and 2025 was $418,610 and $424,738, respectively.

Property and equipment, net, by geographic areas were as follows:

	April 30,	October 31,
	2026	2025

USA	$2,013,073	$1,990,372
Europe	5,427,929	5,305,419

Total Property and Equipment, net	$7,441,002	$7,295,791

Accrued Expenses and Other Current Liabilities consisted of the following as of:

	April 30,	October 31,
	2026	2025

Accruals	$464,517	$759,323
Other Tax Payables	1,379,893	1,664,590
Employee Related	58,364	52,039
Total Accrued Expenses and Other Current Liabilities	$1,902,774	$2,475,952

Total Other Income, consisted of the following:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30,	April 30,	April 30,	April 30,
	2026	2025	2026	2025

Grant Income	$29,601	$27,365	$29,604	$100,186
Gain on sale of asset	133,674	-	133,674	-
Other	5,486	4,967	9,916	10,813
	$168,761	$32,332	$173,194	$110,999
Interest Received	171,915	145,594	344,185	339,765

Total Other Income, net	$340,676	$177,926	$517,379	$450,764

Note 8 – CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the balance sheet date. These amounts are stated on the consolidated balance sheets as Unbilled Receivables and as of April 30, 2026, and October 31, 2025, these were $2,384,890 and $2,988,779, respectively.

Deferred Revenue as of April 30, 2026, and October 31, 2025, was $1,967,944 and $1,781,876, respectively, and consist of billings in excess of costs and payments received for future obligations such as supply of products or services, or warranty and/or Through Life Support (“TLS”) obligations undertaken as part of our contracts.

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

Deferred Revenue (“Current”) includes invoices paid by our customers in advance of delivery of products or services contracted, including technical support services to be delivered within twelve months, provision for warranty obligations which may arise in the twelve month period or the current portion of TLS obligations. Deferred Revenue was $1,929,476 and $1,722,796 as of April 30, 2026, and October 31, 2025, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2026 and October 31, 2025

NOTE 8 – CONTRACTS IN PROGRESS (Continued)

Deferred Revenue (“Current”) consisted of the following as of April 30, 2026 and October 31, 2025:

	April 30,	October 31,
	2026	2025

Deferred Revenue	$1,313,405	$1,074,488
Customer Technical Support Obligations	224,613	308,683
Product Warranty	391,458	339,625
Total Deferred Revenues (“Current”)	$1,929,476	$1,722,796

Deferred Revenue (“Non-Current”) includes customer prepaid TLS services for future performance which extend beyond 12 months from the date of the balance sheet date. Deferred Revenue (“Non-Current”) was $38,468 and $59,080 as of April 30, 2026, and October 31, 2025, respectively.

Note 9 – ACQUISITIONS

We have contingent obligations pertaining to a three-year earn out period relating to our acquisition of PAL that provides for certain payments to be made subject to meeting the defined revenue and pre-income targets (“Earn Outs”). These Earn Out Periods are referred to hereinafter as Year 1, Year 2 and Year 3. Year 1 Earn Out period expired in October 2025.

Year 1 Earn Out targets were achieved by PAL. Accordingly, we recorded $213,343 as Earn Out expenses in our audited consolidated financial statements for year ended October 31, 2025. In accordance with the terms of the acquisition agreement this amount was paid to the sellers following the filing of our consolidated audited financial statements with the SEC on Form 10-K on January 29, 2026.

The potential remaining Earn Out amounts for Year 2 and Year 3, as of April 30, 2026, are shown in the table below applying an exchange rate (from British Pound to USD) of $1.278973:

Earn Out	2026 FY	2027 FY
Revenue Target	$5,867,914	$6,454,962
Pre-Tax Profit Target	$1,295,597	$1,573,133
Earn Out Payable if Target is achieved	$418,223	$652,275

No provision has been made for the Year 2 Earn Out Liability in our financial statements as at April 30, 2026, as the determination of the likelihood of this being earned will be made when more financial information is available. We will expense any future Earn Out payments if it becomes probable that the qualifying conditions for those Earn Out payments will be achieved.

Note 10– CONCENTRATIONS

Significant Customers

During the three months ended April 30, 2026, the Company had no customers from whom it generated sales greater than 10% of net revenues.

During the three months ended April 30, 2025, the Company had three customers from whom it generated sales greater than 10% of net revenues. Revenue from these customers was $3,100,347, or 44.2% of our net consolidated revenues during the three months ended April 30, 2025. Receivables from these customers were $954,526, or 20.2% of net receivables as of April 30, 2025.

During the six months ended April 30, 2026, the Company had one customer from whom it generated sales greater than 10% of net consolidated revenues. Revenue from this customer was $1,385,987, or 10.2% of net consolidated revenues during the six months ended April 30, 2026. Receivables from this customer were $110,925 or 2.2% of net receivables as of April 30, 2026.

During the six months ended April 30, 2025, the Company had three customers from whom it generated sales greater than 10% of net consolidated revenues. Revenue from these customers was $4,178,358, or 34.2% of net consolidated revenues during the six months ended April 30, 2025. Receivables from these customers were $1,262,752 or 26.8% of net receivables as of April 30, 2025.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2026 and October 31, 2025

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

In November 2024, the FASB issued Accounting Standards Update 2024-03 entitled Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures, Disaggregation of Income Statement Expense (ASU 2024-03). The FASB issued ASU 2024-03 to improve the disclosure about a public business entity’s expense and to address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion) included in commonly presented expense captions (such as cost of revenues, SG&A and research and development. This is a disclosure-only standard, and the Company expects to adopt ASU 2024-03 on November 1, 2026, and include the interim disclosures beginning with our quarterly report on Form 10-Q for the quarter ended January 31, 2027.

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

Note 12 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Intangibles consisted of the following as of:

		April 30, 2026			October 31, 2025
Finite-lived	Average
intangible	Life	Gross	Accumulated		Gross	Accumulated
assets	(Years)	Asset	Amortization	Net	Asset	Amortization	Net

Customer Relationships	10	$-	$-	$-	$919,503	$(919,503)	$-
Non Compete Agreements	4	224,637	(84,239)	140,398	423,548	(255,744)	167,804
Value of Technology	7	2,947,155	(631,533)	2,315,622	2,947,155	(426,070)	2,521,085
Patents	10	883,750	(380,209)	503,541	845,906	(355,207)	490,699
Total intangible assets		$4,055,542	$(1,095,981)	$2,959,561	$5,136,112	$(1,956,524)	$3,179,588

Amortization of intangible assets for the three months ended April 30, 2026 and 2025 was $134,697 and $116,575, respectively, and for the six months ended April 30, 2026 and 2025 was $271,309 and $244,334, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2026 and October 31, 2025

Note 12 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS (Continued)

Goodwill consisted of the following as of:

	April 30,	October 31,
	2026	2025

*Coda Octopus Engineering, Inc.	$2,038,669	$2,038,669
Coda Octopus Products Ltd.	62,315	62,315
Coda Octopus Martech Ltd.	1,281,124	1,281,124
Precision Acoustics Ltd.	257,226	257,226

Goodwill	$3,639,334	$3,639,334

*	This business unit changed its name from Coda Octopus Colmek, Inc. with effect from March 17, 2025.

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30,	April 30,	April 30,	April 30,
Fiscal Period	2026	2025	2026	2025
Numerator:
Net Income	$1,697,810	$908,762	$2,628,533	$1,821,737

Denominator:
Basic weighted average common shares outstanding	11,274,961	11,221,080	11,272,732	11,223,528
Unexercised portion of options and restricted stock awards	10,847	85,748	10,847	85,748
Diluted outstanding shares	11,285,808	11,306,828	11,283,579	11,309,276

Net income per share

Basic	$0.15	$0.08	$0.23	$0.16
Diluted	$0.15	$0.08	$0.23	$0.16

Note 14 – 2017 AND 2021 STOCK INCENTIVE PLANS

2017 and 2021 Stock Incentive Plan (together “SIPs”)

On December 6, 2017, the Board of Directors adopted the 2017 Stock Incentive Plan (the “2017 Plan”). The purpose of the Plan is to advance the interests of the Company and its stockholders by enabling the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the Company’s achievement of its economic objectives. The 2017 Plan was adopted subject to Stockholders’ approval and was approved by Stockholders at the Company’s Annual General Meeting held on July 24, 2018, and provides for a maximum of 913,612 to be issued under this 2017 Plan. On July 12, 2021, a second plan was adopted by the Board of Directors (“2021 Plan”). The 2021 Plan is identical to the 2017 Plan in all material respects except that the maximum number of shares allocated for issuance is 1,000,000.

The shares allocated for issuance under the SIPs may, at the election of the Compensation Committee, be either treasury shares or shares authorized but unissued, and, if treasury shares are used, all references in the SIPs to the issuance of shares will, for corporate law purposes, be deemed to mean the transfer of shares from treasury.

During the three months ended April 30, 2026, no new stock awards were granted, and no stock options were exercised. A total of 6,880 restricted stock awards that matured in the first quarter of fiscal 2026 were settled, resulting in the issuance of 5,577 shares of common stock and 1,303 shares of treasury stock. In addition, 2,500 restricted stock awards were cancelled. A further 5,847 restricted stock awards matured during the Current Quarter but remain unissued.

During the six months ended April 30, 2026, no new stock awards were granted, and no stock options were exercised. In total, 5,577 shares of common stock were issued and 1,303 shares of treasury stock were created in connection with restricted stock award settlements, and 2,500 restricted stock awards were cancelled. An additional 5,847 restricted stock awards matured during the quarter ended April 30, 2026 but were not issued.

As of April 30, 2026, there were 1,410,611 shares available for future issuance under the SIPs.

During the three month periods ended April 30, 2026, and 2025, we recorded a stock compensation benefit of $13,704 in 2026, primarily due to the cancellation of a restricted stock award, and stock compensation expense of $66,239 in 2025. During the six month periods ended April 30, 2026, and 2025, stock compensation expense totaled $13,285 and $166,384, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2026 and October 31, 2025

Note 15 – SEGMENT ANALYSIS

We operate three reportable segments, “Marine Technology Business”, “Acoustic Sensors and Materials Business”, and the “Defense Engineering Services Business” (together the “Business Segments”).

These Business Segments are managed separately based upon fundamental differences in their operations, market segments and resource allocation. Segment operating income is total segment revenue reduced by cost of revenues and operating expenses, R&D and SG&A identifiable with the reporting business segment. Corporate expenses include general corporate administrative costs.

Our Chief Operating Decision Maker (CODM) is our Chief Executive Officer. The CODM evaluates the operating results and performance of all Business Segments using GAAP reporting for revenue, expenses, and net income by segment. This financial information is used to assess operating trends, perform analytical comparisons, benchmark performance between periods and across geographic regions, make investment decisions, and monitor budget-to- actual performance on a monthly, quarterly and annual basis.

The net revenues shown in this Note 15 in the tables below comprise sales that have been made externally. Inter-company sales between our reportable segments are eliminated from our consolidated income statement. For segment reporting purposes, we have, however, included in the Supplemental Disclosures below information on inter-company sales in the reporting period. Inter-company sales are not included in our consolidated net revenues reported.

● Marine Technology Business (“Products”)

The Marine Technology Business constitutes our core business in the Group and receives most of our resource allocation. It is a supplier of various underwater technologies, including new generation real time 3D imaging sensors and augmented reality diving technologies to the subsea market.

● Acoustic Sensors and Materials Business (“PAL”)

PAL is a supplier of acoustic sensors, acoustics tests environments, and acoustics materials. PAL’s sensors are primarily used for precision ultrasonic measurement, serving a broad range of markets including medical, subsea, defense, universities, and research and development institutes.

● Defense Engineering Services Business (“Services”)

The Defense Engineering Services Business consists of two discrete business operations – one U.S.- based and the other U.K.- based. They operate primarily as subcontractors to prime defense contractors providing engineering services and supplying proprietary sub-assemblies that typically form part of larger mission critical defense systems.

The following tables summarize segment asset and operating balances by reportable segment for the three and six months ended April 30, 2026, and 2025, respectively.

The Company’s reportable business segments sell their goods and services in four geographic locations:

●	Americas

●	Europe

●	Australia/Asia

●	Middle East/Africa

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2026 and October 31, 2025

NOTE 15 - SEGMENT ANALYSIS (Continued)

	Marine Technology Business (“Products”)	Acoustic Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Corporate	Total

Three Months Ended April 30, 2026

Net Revenues	$2,839,592	$1,525,824	$2,538,596	$-	$6,904,012

Cost of Revenues	654,497	706,200	965,266	-	2,325,963

Gross Profit	2,185,095	819,624	1,573,330	-	4,578,049

Research & Development	456,067	110,567	81,670	-	648,304
Selling, General & Administrative	785,292	429,144	546,478	375,855	2,136,769

Total Operating Expenses	1,241,359	539,711	628,148	375,855	2,785,073

Income (Loss) from Operations	943,736	279,913	945,182	(375,855)	1,792,976

Other Income
Other Income	139,160	29,601	-	-	168,761
Interest Income	133,657	891	32,205	5,162	171,915

Total Other Income, net	272,817	30,492	32,205	5,162	340,676

Income (Loss) before Income Taxes	1,216,553	310,405	977,387	(370,693)	2,133,652

Income Tax (Expense) Benefit
Current Tax Benefit (Expense)	39,814	(123,260)	(148,826)	(199,931)	(432,203)
Deferred Tax (Expense)	-	-	-	(3,639)	(3,639)

Total Income Tax Benefit (Expense)	39,814	(123,260)	(148,826)	(203,570)	(435,842)

Net Income (Loss)	$1,256,367	$187,145	$828,561	$(574,263)	$1,697,810

Supplemental Disclosures

Total Assets	$39,029,688	$7,862,369	$16,054,543	$4,392,180	$67,338,780

Total Liabilities	$2,248,580	$1,884,988	$1,686,912	$104,068	$5,924,548

Revenues from Intercompany Sales - eliminated from sales above	$992,105	$9,175	$41,173	$775,000	$1,817,453

Depreciation and Amortization	$136,594	$182,744	$18,311	$12,021	$349,670

Purchases of Long-lived Assets	$30,427	$32,542	$14,957	$43,339	$121,265

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2026 and October 31, 2025

NOTE 15 – SEGMENT ANALYSIS (Continued)

	Marine Technology Business (“Products”)	Acoustic Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Corporate	Total

Three Months Ended April 30, 2025

Net Revenues	$3,878,090	$1,299,069	$1,840,300	$-	$7,017,459

Cost of Revenues	1,251,417	449,664	819,097	-	2,520,178

Gross Profit	2,626,673	849,405	1,021,203	-	4,497,281

Research & Development	565,385	95,266	29,344	-	689,995
Selling, General & Administrative	1,097,358	608,923	540,091	473,230	2,719,602

Total Operating Expenses	1,662,743	704,189	569,435	473,230	3,409,597

Income (Loss) from Operations	963,930	145,216	451,768	(473,230)	1,087,684

Other Income
Other Income	4,967	27,365	-	-	32,332
Interest Income	86,358	1,290	25,954	31,992	145,594

Total Other Income	91,325	28,655	25,954	31,992	177,926

Income (Loss) before Income Taxes	1,055,255	173,871	477,722	(441,238)	1,265,610

Income Tax (Expense)
Current Tax (Expense)	(32,658)	(167,083)	-	(174,960)	(374,701)
Deferred Tax Benefit	-	-	-	17,853	17,853

Total Income Tax (Expense)	(32,658)	(167,083)	-	(157,107)	(356,848)

Net Income (Loss)	$1,022,597	$6,788	$477,722	$(598,345)	$908,762

Supplemental Disclosures

Total Assets	$37,175,601	$7,036,570	$13,538,446	$2,839,527	$60,590,144

Total Liabilities	$2,689,882	$1,241,450	$609,333	$160,982	$4,701,647

Revenues from Intercompany Sales - eliminated from sales above	$2,189,543	$19,339	$83,921	$300,000	$2,592,803

Depreciation and Amortization	$134,486	$173,022	$15,823	$12,336	$335,667

Purchases of Long-lived Assets	$4,997	$6,635	$12,579	$-	$24,211

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2026 and October 31, 2025

NOTE 15 – SEGMENT ANALYSIS (Continued)

	Marine Technology Business (“Products”)	Acoustic Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Corporate	Total

Six Months Ended April 30, 2026

Net Revenues	$6,194,595	$3,109,583	$4,309,946	$-	$13,614,124

Cost of Revenues	1,482,877	1,231,377	1,954,787	-	4,669,041

Gross Profit	4,711,718	1,878,206	2,355,159	-	8,945,083

Research & Development	852,943	220,576	180,887	-	1,254,406
Selling, General & Administrative	1,866,926	922,252	1,117,990	980,463	4,887,631

Total Operating Expenses	2,719,869	1,142,828	1,298,877	980,463	6,142,037

Income (Loss) from Operations	1,991,849	735,378	1,056,282	(980,463)	2,803,046

Other Income
Other Income	143,590	29,604	-	-	173,194
Interest Income	259,082	2,137	55,010	27,956	344,185

Total Other Income, net	402,672	31,741	55,010	27,956	517,379

Income (Loss) before Income Taxes	2,394,521	767,119	1,111,292	(952,507)	3,320,425

Income Tax (Expense) Benefit
Current Tax (Expense)	(128,737)	(227,982)	(178,806)	(159,894)	(695,419)
Deferred Tax Benefit	-	-	-	3,527	3,527

Total Income Tax (Expense)	(128,737)	(227,982)	(178,806)	(156,367)	(691,892)

Net Income (Loss)	$2,265,784	$539,137	$932,486	$(1,108,874)	$2,628,533

Supplemental Disclosures

Total Assets	$39,029,688	$7,862,369	$16,054,543	$4,392,180	$67,338,780

Total Liabilities	$2,248,580	$1,884,988	$1,686,912	$104,068	$5,924,548

Revenues from Intercompany Sales - eliminated from sales above	$1,527,880	$22,009	$61,749	$1,550,000	$3,161,638

Depreciation and Amortization	$283,416	$370,240	$36,682	$25,224	$715,562

Purchases of Long-lived Assets	$92,820	$44,403	$22,951	$43,339	$203,513

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2026 and October 31, 2025

NOTE 15 – SEGMENT ANALYSIS (Continued)

	Marine Technology Business (“Products”)	Acoustic Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Corporate	Total

Six Months Ended April 30, 2025

Net Revenues	$6,153,899	$2,611,330	$3,461,945	$-	$12,227,174

Cost of Revenues	1,863,585	951,781	1,486,057	-	4,301,423

Gross Profit	4,290,314	1,659,549	1,975,888	-	7,925,751

Research & Development	971,197	186,230	75,694	-	1,233,121
Selling, General & Administrative	1,663,222	847,177	1,177,987	1,254,538	4,942,924

Total Operating Expenses	2,634,419	1,033,407	1,253,681	1,254,538	6,176,045

Income (Loss) from Operations	1,655,895	626,142	722,207	(1,254,538)	1,749,706

Other Income
Other Income	10,813	100,186	-	-	110,999
Interest Income	241,671	3,592	53,310	41,192	339,765

Total Other Income	252,484	103,778	53,310	41,192	450,764

Income (Loss) before Income Taxes	1,908,379	729,920	775,517	(1,213,346)	2,200,470

Income Tax (Expense) Benefit
Current Tax (Expense)	(81,532)	(167,083)	-	(174,960)	(423,575)
Deferred Tax Benefit	-		-	44,842	44,842

Total Income Tax (Expense) Benefit	(81,532)	(167,083)	-	(130,118)	(378,733)

Net Income (Loss)	$1,826,847	$562,837	$775,517	$(1,343,464)	$1,821,737

Supplemental Disclosures

Total Assets	$37,175,601	$7,036,570	$13,538,446	$2,839,527	$60,590,144

Total Liabilities	$2,689,882	$1,241,450	$609,333	$160,982	$4,701,647

Revenues from Intercompany Sales - eliminated from sales above	$3,111,874	$22,091	$102,734	$612,000	$3,848,699

Depreciation and Amortization	$281,817	$329,392	$32,527	$25,336	$669,072

Purchases of Long-lived Assets	$23,295	$113,977	$15,047	$-	$152,319

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2026 and October 31, 2025

NOTE 16 – DISAGGREGATION OF NET REVENUE

Information about the Company’s operations in different geographic areas for the three months and six months ended April 30, 2026 and 2025, is shown below. Net revenues were attributed to geographic areas based on the location of the customer.

	For the Three Months Ended April 30, 2026
	Marine Technology Business (“Products”)	Acoustic Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Total
Disaggregation of Total Net Revenues

Primary Geographical Markets
Americas	$573,083	$311,322	$788,204	$1,672,609
Europe	475,734	958,288	1,750,392	3,184,414
Australia/Asia	1,423,313	213,917	-	1,637,230
Middle East/Africa	367,462	42,297	-	409,759

Total Revenues	$2,839,592	$1,525,824	$2,538,596	$6,904,012

Major Goods/Service Lines
Equipment Sales	$1,763,606	$1,350,500	$37,169	$3,151,275
Equipment Rentals	761,338	-	-	761,338
Software Sales	134,954	-	-	134,954
Engineering Parts	-	-	2,099,301	2,099,301
Services	179,694	175,324	402,126	757,144

Total Revenues	$2,839,592	$1,525,824	$2,538,596	$6,904,012

Goods transferred at a point in time	$1,898,560	$1,350,500	$37,169	$3,286,229
Services transferred over time	941,032	175,324	2,501,427	3,617,783

Total Revenues	$2,839,592	$1,525,824	$2,538,596	$6,904,012

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2026 and October 31, 2025

NOTE 16 – DISAGGREGATION OF NET REVENUE (Continued)

	For the Three Months Ended April 30, 2025
	Marine Technology Business (“Products”)	Acoustic Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Total
Disaggregation of Total Net Revenues

Primary Geographical Markets
Americas	$1,423,701	$176,799	$1,143,682	$2,744,182
Europe	254,107	551,654	696,618	1,502,379
Australia/Asia	2,200,282	548,276	-	2,748,558
Middle East/Africa	-	22,340	-	22,340

Total Revenues	$3,878,090	$1,299,069	$1,840,300	$7,017,459

Major Goods/Service Lines
Equipment Sales	$3,319,322	$1,134,281	$45,583	$4,499,186
Equipment Rentals	168,791	-	-	168,791
Software Sales	228,053	-	-	228,053
Engineering Parts	-	-	1,603,789	1,603,789
Services	161,924	164,788	190,928	517,640

Total Revenues	$3,878,090	$1,299,069	$1,840,300	$7,017,459

Goods transferred at a point in time	$3,547,375	$1,134,281	$45,583	$4,727,239
Services transferred over time	330,715	164,788	1,794,717	2,290,220

Total Revenues	$3,878,090	$1,299,069	$1,840,300	$7,017,459

	For the Six Months Ended April 30, 2026
	Marine Technology Business (“Products”)	Acoustic Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Total
Disaggregation of Total Net Sales

Primary Geographical Markets
Americas	$848,660	$495,412	$1,190,118	$2,534,190
Europe	920,894	1,534,116	3,119,828	5,574,838
Australia/Asia	4,024,400	974,300	-	4,998,700
Middle East/Africa	400,641	105,755	-	506,396

Total Revenues	$6,194,595	$3,109,583	$4,309,946	$13,614,124

Major Goods/Service Lines
Equipment Sales	$4,035,486	$2,651,976	$80,165	$6,767,627
Equipment Rentals	1,508,295	-	-	1,508,295
Software Sales	344,044	-	-	344,044
Engineering Parts	-	-	3,522,248	3,522,248
Services	306,770	457,607	707,533	1,471,910

Total Revenues	$6,194,595	$3,109,583	$4,309,946	$13,614,124

Goods transferred at a point in time	$4,379,530	$2,651,976	$80,165	$7,111,671
Services transferred over time	1,815,065	457,607	4,229,781	6,502,453

Total Revenues	$6,194,595	$3,109,583	$4,309,946	$13,614,124

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

April 30, 2026 and October 31, 2025

NOTE 16 – DISAGGREGATION OF NET REVENUE (Continued)

	For the Six Months Ended April 30, 2025
	Marine Technology Business (“Products”)	Acoustic Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Total
Disaggregation of Total Net Revenues

Primary Geographical Markets
Americas	$1,778,337	$432,222	$1,832,460	$4,043,019
Europe	577,650	1,197,128	1,629,485	3,404,263
Australia/Asia	3,792,093	920,744	-	4,712,837
Middle East/Africa	5,819	61,236	-	67,055

Total Revenues	$6,153,899	$2,611,330	$3,461,945	$12,227,174

Major Goods/Service Lines
Equipment Sales	$5,054,063	$2,298,077	$187,511	$7,539,651
Equipment Rentals	393,234	-	-	393,234
Software Sales	348,848	59,600	-	408,448
Engineering Parts	-	-	2,820,199	2,820,199
Services	357,754	253,653	454,235	1,065,642

Total Revenues	$6,153,899	$2,611,330	$3,461,945	$12,227,174

Goods transferred at a point in time	$5,402,911	$2,357,677	$202,608	$7,963,196
Services transferred over time	750,988	253,653	3,259,337	4,263,978

Total Revenues	$6,153,899	$2,611,330	$3,461,945	$12,227,174

Note 17 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Our provision for, or benefit from, income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are recognized in the relevant period. We update our estimate of the annual effective tax rate each quarter based on the most current information available. Any change in the estimated annual effective tax rate is recorded as a cumulative adjustment in the period in which the change is identified.

Our quarterly income tax provision, as well as our quarterly estimate of the annual effective tax rate, may vary significantly from period to period. This variability is driven by several factors, including the inherent difficulty in forecasting pre-tax income or loss and the jurisdictions in which such results are expected to occur; the impact of intercompany transactions; the applicability of special tax regimes; changes in our operating structure; fluctuations in our stock price; foreign currency gains and losses; and changes in tax laws, regulations, or administrative practices. Our effective tax rate may be more or less volatile depending on the level of pre-tax income or loss in a given period.

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was enacted on July 4, 2025. The 2025 Tax Act includes several changes to U.S. corporate income tax rules, including the reinstatement of 100% accelerated depreciation for qualified property, retroactive to January 20, 2025, and the immediate expensing of domestic research and development costs, retroactive to January 1, 2025. For fiscal year 2026, we do not expect these provisions to result in significant changes to our U.S. cash tax obligations.

Beginning in fiscal year 2027, we expect our income tax provision to increase primarily due to a reduction in our foreign income deduction under the global intangible low-taxed income (“GILTI”) provisions of the 2025 Tax Act.

The Company continues to evaluate the impact of the 2025 Tax Act and other enacted or proposed tax law changes as additional guidance becomes available. Any resulting adjustments will be recognized in the period in which such information becomes available and the effects can be reasonably estimated.

We estimate that the Company’s effective tax rate for the three months ended April 30, 2026, and 2025, was 20.4% and 28.2%, respectively. In the three months ended April 30, 2026, and 2025, we recorded current income tax expense of $432,203 and $374,701, respectively

We estimate that the Company’s effective tax rate for the six months ended April 30, 2026, and 2025, was 20.8% and 17.2%, respectively. In the six months ended April 30, 2026, and 2025, we recorded current income tax expense of $695,419 and $423,575, respectively.

In the three and six months ended April 30, 2026, the Company recorded a deferred tax expense of $3,639 and benefit of $3,527 respectively, compared to a deferred tax benefit in the previous three and six months to April 30, 2025, of $17,853 and $44,842 respectively.

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

General Overview

Throughout these discussions, the following terms shall have the meaning set forth below:

“Current Quarter”	Three month period ended April 30, 2026
“Previous Quarter”	Three month period ended April 30, 2025
“Current Six Month Period”	Six month period ended April 30, 2026
“Previous Six Month Period”	Six month period ended April 30, 2025

We have organized our operations into three segments: Marine Technology Business, Acoustics Sensors and Materials Business and Defense Engineering Services Business. These segments reflect the way the Company evaluates its business performance and manages its operations. See Item 1 of Part 1 “Financial Statements – Note 15 – Segment Analysis.”

We sell our products and services internationally, with $5,231,403 or 75.8% of our consolidated net revenues for the Current Quarter, generated outside the United States. Our results of operations are affected by macroeconomic conditions, including changes in inflation and interest rates, as well as global economic and geopolitical developments. These developments include disruptions in trade caused by embargoes or blockades of major shipping routes, shifts in global tariff structures, significant changes in trade and funding policies, and other world events. Such factors can have both direct and indirect impacts on our business that are difficult to isolate or quantify.

These conditions may adversely affect customer demand for our products and services and reduce the predictability of customer spending patterns, which in turn may impact on our ability to forecast overall demand. We expect some or all of these factors to continue to influence our operations during fiscal year 2026.

Factors Affecting our Business in the Current Quarter

The following are some of the most critical factors that affected our business during the Current Quarter. Our annual report on Form 10-K as amended on Form 10-K/A for the fiscal year ended October 31, 2025, contains additional factors that are hereby deemed incorporated by reference.

Business Disruption caused by the ongoing Iranian Conflict and the closure of the Strait of Hormuz

We operate in global markets, and our results are affected by macroeconomic conditions and geopolitical developments that influence customer demand, supply chain reliability, and overall business activity. In the Current Quarter, $5,231,403 or 75.8% of our consolidated net revenues were generated outside the Americas.

In the Current Quarter, geopolitical instability has had a direct impact on our business. The ongoing conflict involving Iran and the resulting instability in the Middle East have adversely affected customer activity in regions that are significant to our Marine Technology Business. A substantial portion of our customer base for this segment is located in the Middle East and Asia. The conflict, combined with the effective closure of the Strait of Hormuz—through which a significant portion of global maritime shipping transits—has disrupted commercial activity and reduced demand for our products and services.

Revenues from Asia and the Middle East for the Group in the Previous Quarter was $2,770,898 compared to $2,046,989 in the Current Quarter, representing a decrease of 26.1%. The uncertainty caused by the conflict and the regional standoff has contributed to lower order intake, delays in contract awards, and the postponement of customer projects. These conditions have also resulted in higher raw material costs, increased operational overhead, and extended lead times for core components, which have slowed progress on customer programs. These disruptions may impair our ability to meet customer demand, maintain production schedules, or operate efficiently.

We expect some or all of these macroeconomic and geopolitical factors to continue to influence our operations during fiscal year 2026.

Volatility in Global Trade Policy Including Geopolitical Uncertainties

We sell our products and services globally, and a significant portion of our revenue is generated from international markets. Changes in U.S. trade policy that restrict the free flow of goods and services may reduce global demand for our offerings and contribute to uncertainty in the markets in which we operate. Recent shifts in U.S. trade policy have increased volatility in global trade conditions. Our revenue mix includes both product sales and rentals, with rental activity closely linked to offshore project development. Following changes in U.S. Administration policy regarding funding for offshore renewable energy programs, we have experienced reduced demand for rental equipment and related services from certain European customers who had been down-selected to develop offshore renewable projects in the United States. In addition, some of the products we sell into the U.S. market are manufactured in the United Kingdom. As a result, changes in trade policy, tariffs, customs requirements, or cross-border regulatory frameworks may affect our cost structure, supply chain efficiency, and the competitiveness of our products in the U.S. market. These factors collectively contribute to uncertainty in customer purchasing behavior and may adversely affect our ability to forecast demand and operate efficiently. Under the newly introduced tariff structure, we are subject to a 10% tariff on items imported into the United States from the United Kingdom, where most of our products are manufactured. In the Current Quarter approximately 20.2% of our Marine Technology Business revenues was generated from sales made in the USA and therefore exposed to tariffs.

Currency Fluctuation/Foreign Exchange Risks

The Company has operations in the UK, USA and Denmark and the financial transactions of these companies are conducted primarily in local currencies. The results of operations, our intercompany balances associated with our international operations, products and service offerings are exposed to foreign exchange rate fluctuations. Due to these fluctuations, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances (such as assets and liabilities). We also hold cash and cash equivalents in foreign currencies such as British Pounds, Euros and Danish Kroner. When the U.S. Dollar strengthens compared to these currencies, cash equivalents when translated, may be materially less than expected and vice versa. In the Current Quarter, the USD weakened against the British Pound and Danish Kroner, which resulted in direct cost of sale and also total operating expenses of our foreign subsidiaries when translated into USD for reporting purposes being higher. The impact of currency fluctuations is discussed more fully below under “Inflation and Foreign Currency”. See also Note 5 (Foreign Currency Translation) to the unaudited Consolidated Financial Statements and the section of this report which concerns “Inflation and Foreign Currency”.

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

Impact on Revenues and Earnings

We are uncertain as to the extent of the impact the factors disclosed above and those in our Form 10-K as amended on our Form 10-K/A covering fiscal year ended October 31, 2025, are likely to have on our future financial results.

Impact on Liquidity, Balance Sheet and Assets

These factors may adversely impact on our availability of free cash flow, working capital and business prospects. As of April 30, 2026, we had cash and cash equivalents of $30,624,337 and cash provided by our operations of $2,047,284. Based on our outstanding obligations and our cash and cash equivalents, as well as our revolving line of credit with HSBC NA, we believe we have sufficient working capital to meet our anticipated cash needs for the next twelve months. However, any projections of future cash flows are subject to substantial uncertainty.

Critical Accounting Policies and Estimates

The Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements. These unaudited consolidated financial statements have been prepared in conformity with GAAP in the United States which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We evaluate our estimates based on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets and the recognition and measurement of deferred income tax assets and liabilities. Actual results could differ from those estimates and may have material effects on our operating results and financial position.

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

Our Marine Technology Business revenues are derived from both sales and rental of underwater solutions for imaging, mapping, survey applications and diving. PAL’s revenues are derived from sales of acoustic sensors, materials and calibration services, and for our Defense Engineering Services Business for engineering services performed for third party customers who are primarily Defense Contractors. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential additional variable consideration. Our product sales do not include a right of return by the customer.

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

Inventory Allowance

We value our inventory based on our cost. We adjust the value of our inventory to the extent our management determines that our cost cannot be recovered due to obsolescence or other factors. In order to make these determinations, our management uses estimates of future demand and sales prices for each product to determine appropriate inventory reserves and to make corresponding reductions in inventory values to reflect the lower of cost or net realizable value. In the event of a higher incidence of inventory obsolescence, we could be required to increase our inventory reserve, which would increase our cost of revenues and decrease our gross profit.

Consolidated Results of Operations for the Current Quarter compared to the Previous Quarter

Our consolidated results of operations include the results of the Company’s foreign subsidiaries. Our foreign subsidiaries’ results are translated from their respective functional currencies into United States Dollar (USD) for reporting purposes. Currency fluctuations can therefore impact (positively or negatively) on our consolidated results including net revenues, profitability and the value of our assets and liabilities included in the consolidated balance sheet.

During the Current Quarter, the USD weakened against the British Pound and the Danish Kroner, resulting in translated foreign revenues being higher by $193,532 than when using the Previous Quarter exchange rate. In addition, the associated costs of our foreign subsidiaries including cost of revenues and operating expenses when translated from their respective functional currencies into USD for reporting purposes were higher due to the weakening of the USD, (for a discussion of the effect of foreign exchange rates see Item 2 “Inflation and Foreign Currency”).

Consolidated net revenues in the Current Quarter decreased by 1.6% and was $6,904,012 compared to $7,017,459 in the Previous Quarter. During the Current Quarter total operating expenses decreased by 18.3% and income from operations increased by 64.8%. Pre-tax income in the Current Quarter was $2,133,652 compared to $1,265,610 in the Previous Quarter, representing an increase of 68.6%. A more detailed analysis of our results of operations is set out below.

A brief summary of the impact of exchange rate fluctuations is shown immediately below:

Revenue Impact – Percentage of Revenue and Costs from our Foreign Subsidiaries:

In the Current Quarter 73.2% of our consolidated net revenue was attributable to the Company’s foreign subsidiaries. When translating this amount from the native functional currencies of British Pound and Danish Kroner to USD in the Current Quarter this was $5,051,341 compared to $4,857,809 when using the exchange rate applied in the Previous Quarter and therefore an increase in net revenue of $193,532.

Cost of Revenues and Operating Costs Impact from our Foreign Subsidiaries

In the Current Quarter 68.8% of our consolidated Operating Expenses and Cost of Revenues was attributable to the Company’s foreign subsidiaries and this was $3,516,419 (“Foreign Subsidiary Costs”) of our total costs of $5,111,036. When translating the Foreign Subsidiary Costs from the native functional currencies of British Pound and Danish Kroner to USD in the Current Quarter this was $117,428 higher when using the exchange rate of the Previous Quarter.

Segment Summary

Marine Technology Business (“Products”)

We sell our products internationally (79.8% of sales by our Products Business in the Current Quarter are derived from sales outside of the USA). In the Current Quarter, the Products Business generated $2,839,592 or 41.1% of our consolidated net revenues compared to $3,878,090 or 55.3% in the Previous Quarter, representing a decrease of $1,038,498 or 26.8%. The decrease in revenues is primarily due to the reduced demand for our goods and services caused by the ongoing conflict with Iran and the effective closure of the Strait of Hormuz. Many offshore projects, especially in the Middle East and Asia, have been affected resulting in delays in ongoing projects and in customers’ placing orders. In the Current Quarter this has resulted in a decrease in hardware sales, from the strategic region of Asia where sales decreased by 35.3% to $1,423,313 compared to $2,200,282 in the Previous Quarter. Sales derived from the U.S. decreased by 59.7% to $573,083 compared to $1,423,701 in the Previous Quarter, reflecting delays in receiving contract awards under some Defense programs which we are anticipating.

Gross profit margin increased from 67.7% in the Previous Quarter to 77.0% in the Current Quarter primarily due to the mix of sales and the decrease in sales in the Middle East and Asia (resulting in a decrease in commission costs in the Current Quarter). In the Current Quarter we saw increased utilization of our rental assets resulting in an increase in rental revenue by 351.1% to $761,338 compared to $168,791 in the Previous Quarter. In addition, hardware sales from the strategic region of Asia fell by 35.3%, resulting in commission costs decreasing by 68.7% to $114,060 compared to $364,381 in the Previous Quarter.

In the Current Quarter, total operating expenses in the Marine Technology Business decreased by 25.3% to $1,241,359 compared to $1,662,743 in the Previous Quarter. The decrease was primarily driven by favorable foreign currency exchange rate movements resulting from the fluctuation of the U.S. dollar against the British Pound and Danish Kroner, the functional currencies of our foreign subsidiaries. These movements resulted in a foreign currency–related benefit of $88,949 in the Current Quarter, compared to an exchange rate variance expense of $221,198 in the Previous Quarter.

Pre-tax income was $1,216,553 in the Current Quarter compared to $1,055,255 in the Previous Quarter, reflecting a decrease in operating expenses.

Acoustic Sensors and Materials Business (“PAL”)

In the Current Quarter, PAL generated $1,525,824 or 22.1% of our consolidated net revenues compared to $1,299,069 or 18.5% of our consolidated net revenues in the Previous Quarter, representing an increase of 17.5%. Gross profit margin was 53.7% in the Current Quarter compared to 65.4% in the Previous Quarter reflecting the mix of sales. Commission costs decreased by 62.0% and were $9,886 in the Current Quarter compared to $26,003 in the Previous Quarter. Total operating expenses were $539,711 compared to $704,189 in the Previous Quarter. Pre-tax income was $310,405 in the Current Quarter compared to $173,871 in the Previous Quarter, reflecting an increase in revenue in conjunction with a decrease in total operating expenses.

Defense Engineering Services Business (“Services”)

In the Current Quarter, the Defense Engineering Services Business generated $2,538,596 or 36.8% of our consolidated net revenues compared to $1,840,300 or 26.2% in the Previous Quarter, representing an increase of 37.9%. This increase is attributable to the UK arm of our Defense Engineering Services Business. Gross profit margin increased from 55.5% in the Previous Quarter to 62.0% in the Current Quarter, reflecting the mix of engineering projects. Commission costs increased to $55,128 in the Current Quarter compared to $0 in the Previous Quarter. Total operating expenses increased by 10.3% and were $628,148 compared to $569,435 in the Previous Quarter, as a result of an increase in R&D expenditure in the Current Quarter. Pre-tax income increased in the Current Quarter to $977,387 compared to $477,722 in the Previous Quarter, largely reflecting the increase in revenue, gross profit margins and interest income.

Results of Operations for the Current Quarter compared to the Previous Quarter

Net Revenues: Total consolidated net revenues for the Current Quarter decreased by 1.6% when compared to the Previous Quarter and were $6,904,012 and $7,017,459, respectively. The decrease in consolidated net revenue reflects a 26.8% reduction in revenue from the Marine Technology Business, our core business segment. This business segment primarily works in the marine offshore sector. Due to the ongoing conflict with Iran and the effective closure of the Strait of Hormuz, a large part of its customer base located in the Middle East and Asia have been affected and revenues from those regions decreased by 18.6%. Revenues in both the Defense Engineering Business and PAL increased in the Current Quarter.

Gross Profit Margins: Margin percentage was stronger in the Current Quarter at 66.3% (gross profit of $4,578,049) compared to 64.1% (gross profit of $4,497,281) in the Previous Quarter. In the Current Quarter, gross profit margins in our Marine Technology Business were stronger primarily due to a reduction in hardware sales (decreased by 46.9% to $1,763,606 compared to $3,319,322 in the Previous Quarter); a reduction in sales derived from Asia, resulting in a decrease in commission costs by 68.7% to $114,060 compared to $364,381 coupled with an increase in rental revenue by 351.1%. In the Current Quarter, 61.0% of the total revenues of the Marine Technology Business attracted commission compared to 85.9% of total revenue in the Previous Quarter attracting commission. Gross Profit Margins in the Defense Engineering Business also increased from 55.5% to 62.0%, reflecting the mix of projects in the period presented. Total consolidated commission costs in the Current Quarter were $179,074 compared to $390,384 in the Previous Quarter, representing a decrease of 54.1%, which is primarily attributable to the Marine Technology Business.

Our gross profit margins may vary from period to period due to several factors, including changes in our revenue mix across business segments, product categories, and geographic regions. Key drivers include:

●	Revenue Mix by Business Segment Gross margins differ across our operating segments. The Marine Technology Business generally yields higher gross margins than the Defense Engineering Services Business and PAL. As a result, the percentage of consolidated net sales attributable to each segment in a given period affects our overall gross margin.

●	Marine Technology Business Mix Gross margins within the Marine Technology Business vary based on product mix and geography. Sales in certain regions, particularly Asia, often involve commission-based distribution arrangements that reduce margins. Margins also differ between hardware and software sales, with hardware typically generating lower margins and software generating higher margins. In addition, margins vary between custom engineering services and field services performed by our technical support engineers.

●	Defense Engineering Services Business Revenue in this segment is primarily derived from time-and-materials contracts under Department of Defense subcontracts. These contracts generally yield lower gross margins compared to the Marine Technology Business.

●	PAL Business PAL supplies acoustic sensors and materials, which typically generate gross margins in the range of 55% to 65%. Actual margins may vary depending on product mix and the proportion of sales completed through sales agents during the reporting period.

●	Commission Structure All business units utilize sales and distribution agents, and commission levels vary based on product type, geography, and sales volume. A higher proportion of agent-facilitated sales, particularly in Asia for the Marine Technology Business and PAL, may reduce gross margins. See Note 3, “Cost of Revenues,” for additional information.

●	Rental Asset Utilization Gross margins in the Marine Technology Business are also affected by the size and utilization of the rental asset pool. Depreciation expense associated with rental assets may vary depending on investment levels and rental activity.

●	Engineering Project Mix Within the Defense Engineering Services Business, margins may fluctuate based on the nature of engineering projects performed, including the mix between prototyping, design services, and manufacturing activities.

In the Current Quarter, gross profit margins for the Marine Technology Business were 77.0% compared to 67.7% in the Previous Quarter; for PAL this was 53.7% compared to 65.4%; and for the Defense Engineering Services Business this was 62.0% compared to 55.5%.

Since there are more variable factors affecting gross profit margins in the Marine Technology Business, a table categorizing net revenues generated by this segment in the Current Quarter compared to the Previous Quarter is set out below:

Description	Marine Technology Business (“Products”)	Marine Technology Business (“Products”)	Percentage Change
Equipment Sales	$1,763,606	$3,319,322	(46.9)%
Equipment Rental	761,338	168,791	351.1%
Software Sales	134,954	228,053	(40.8)%
Services	179,694	161,924	11.0%

Total Net Revenues	$2,839,592	$3,878,090	(26.8)%

Further information on the performance of each business segment, including revenues by type and geography, can be found in Notes 15 (Segment Analysis) and 16 (Disaggregation of Net Revenues) to the unaudited consolidated financial statements for the Current and Previous Quarters.

Research and Development (R&D): R&D expenditures in the Current Quarter decreased by 6.0% and were $648,304 compared to $689,995 in the Previous Quarter. This is largely due to the decrease in this area of expenditure in the Marine Technology Business.

●	Marine Technology Business

During the Current Quarter, research and development (“R&D”) expenses in our Marine Technology Business decreased by 19.3% to $456,067 compared to $565,385 in the Previous Quarter. The decrease primarily reflects a reduction in headcount within the R&D function.

R&D expenditures in this business are incurred to support ongoing investment in the development and enhancement of our products and solutions. A significant portion of these costs consists of wages and salaries for engineering and technical personnel. Continued investment in R&D remains essential to our strategy, as innovation is critical to maintaining the competitiveness and technological relevance of our offerings.

●	Acoustics and Materials Business (PAL)

During the Current Quarter, R&D expenses at PAL increased by 16.1% to $110,567 compared to $95,266 in the Previous Quarter. R&D expenditures in this business are incurred to support ongoing investment in the development of acoustic sensors, acoustic materials, and related solutions. A significant portion of these costs consists of wages and salaries for engineering and technical personnel.

●	Defense Engineering Services Business

During the Current Quarter, R&D expenses in the Defense Engineering Services Business increased by 178.3% to $81,670 compared to $29,344 in the Previous Quarter. R&D expenditures in this segment are primarily focused on advancing the Thermite® Octal range of mission-computer products, with the strategic objectives of expanding and diversifying revenue opportunities and improving gross profit margins. The table below sets out the R&D expenditure for each segment for the periods presented: -

	April 30,	April 30,	Percentage
Segment	2026	2025	Change

Marine Technology R&D Expenditure	$456,067	$565,385	(19.3)%
PAL R&D Expenditure	$110,567	$95,266	16.1%
Defense Engineering Services R&D Expenditure	$81,670	$29,344	178.3%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter decreased by 21.4% to $2,136,769 compared to $2,719,602 in the Previous Quarter. The primary driver of this decrease was favorable foreign currency exchange rate movements. Exchange rate variance adjustments resulted in a benefit of $87,693 in the Current Quarter, compared to an exchange rate variance expense of $312,285 in the Previous Quarter. Non-cash charges represented 9.1% of total SG&A, or $194,259, in the Current Quarter, compared to 24.7%, or $670,542, in the Previous Quarter. These non-cash charges include depreciation, amortization, stock-based compensation, allowance for credit losses, and foreign currency exchange rate variance adjustments.

Stock-based compensation decreased and was a benefit of $13,704 in the Current Quarter compared to an expense of $66,239 in the Previous Quarter.

Key Areas of SG&A Expenditure across the Company for the Current Quarter compared to the Previous Quarter are:

	April 30,	April 30,	Percentage
Expenditure	2026	2025	Change
Wages and Salaries	$940,733	$1,050,618	(10.5)%
Legal and Professional Fees (including accounting, audit, tax and investor relations)	$381,314	$375,024	1.7%
Rent and operating lease	$7,791	$18,058	(56.9)%
Marketing (Excluding associated travel)	$46,267	$101,644	(54.5)%
Travel associated with marketing activities	$45,889	$21,294	115.5%
Office costs	$210,528	$166,964	26.1%

Wages and Salaries – This category decreased in the Current Quarter primarily due to reduced headcount, reflecting ongoing inflationary pressures in the engineering labor market and resulting workforce instability, particularly within the Defense Engineering Services Business. This business experienced elevated staff turnover during the period, contributing to a 17.9% reduction in wages and salaries. We expect wages and salaries to increase materially on a full-year basis in fiscal year 2026 compared to fiscal year 2025. We are currently operating with a reduced headcount and are actively recruiting to fill several vacant positions, including additions to our management team. Some of these hires may also result in incremental costs associated with our succession planning initiatives.

Legal and Professional - This category increased by 1.7% in the Current Quarter reflecting the timing of the performance of certain services such as audit and tax consultancy fees.

Rent and operating lease expenses - We own most of our business premises. This category of expenditure is not material for our business and relates to our Copenhagen office space and the PAL operating lease. The costs of our operating lease reflect Right of Use interest expense.

Marketing and associated travel costs - We incur marketing expenses in connection with the promotion of our products and services. These expenses include wages and salaries for our Digitalization Team, which is responsible for content creation and video production related to our technologies, as well as costs associated with participation in industry trade shows, technology demonstrations, and travel for marketing activities. Marketing expenses decreased in the Current Quarter, primarily reflecting the timing of marketing events and related expenditures. On a full-year basis, we expect marketing expenses for fiscal year 2026 to be generally consistent with the levels incurred in fiscal year 2025.

Overhead related costs as a percentage of net revenue for Current Quarter, compared to the Previous Quarter

General corporate administrative expenses in the Current Quarter were $375,855 or 5.4% of net revenues and $473,230 or 6.7% of net revenues in the Previous Quarter, respectively, which largely reflects a decrease in overheads costs attributable to reduction in our stock-based compensation expense which in the Current Quarter was a benefit of $13,704 compared to an expense in the Previous Quarter of $66,239.

Operating Income: In the Current Quarter operating income increased by 64.8% and was $1,792,976 as compared to $1,087,684 in the Previous Quarter. The increase in operating income reflects the decrease in total operating expenses by 18.3% and which were $2,785,073 compared to $3,409,597 in the Previous Quarter. A significant factor in the decrease in our total operating expense in the Current Quarter is favorable foreign currency exchange rate variance adjustments which resulted in a benefit of $87,693 in the Current Quarter, compared to an exchange rate variance expense of $312,285 in the Previous Quarter.

Other Income: In the Current Quarter, we had “Total Other Income, net” of $340,676 compared to $177,926, representing an increase of 91.5% from the Previous Quarter. The significant components within this category in the Current Quarter are interest earned on our certified deposit account which was $171,915 compared to $145,594 in the Previous Quarter; and gain on the sale of assets (our vessel and a vehicle) of $133,674. See Note 7 (Composition of Certain Financial Statement Captions for more detailed analysis of this). We anticipate that the interest earned in these certified deposit accounts will be material in the future if interest rates remain at similar levels.

Income before income taxes: In the Current Quarter, we had pre-tax income of $2,133,652 compared to $1,265,610 in the Previous Quarter, representing an increase of 68.6%. Pre-tax income increased, largely due to the increase in our “income from operations” and “Total Other Income, net” for the reasons discussed above

Net Income: In the Current Quarter we had Net Income of $1,697,810 compared to $908,762 in the Previous Quarter, representing an increase of 86.8%. In the Previous Quarter we recorded Current Tax Expense of $374,701 compared to $432,203 in the Current Quarter reflecting provision for income tax. We also recorded a Deferred Tax Benefit of $17,853 in the Previous Quarter compared to a Deferred Tax Expense of $3,639 in the Current Quarter, which relates to the cancellation of a stock award. Our effective tax rate is subject to significant variation due to several factors including variability in our pre-tax income and/or loss and the mix of jurisdictions to which such income or losses relate, the applicability of special tax regimes, changes in tax regulations, changes in our stock price, changes in our deferred tax assets and liabilities, their valuation, foreign currency gains (losses). The mix of jurisdictions and related income or losses also affects our tax liability for Global Intangible Low-Taxed Income (GILTI). The changes under the 2025 Tax Act as they relate to GILTI, including the computation method, will be effective for the Company in its 2027 financial statements. The Company’s UK subsidiaries have some restricted carry forward losses and annually qualify for R&D Tax credits which are applied to defray a percentage of our income tax liability in the UK.

Comprehensive Income. Comprehensive income for the Current Quarter was $1,256,263, compared to $2,709,201 in the Previous Quarter. Comprehensive income is affected by fluctuations in foreign currency exchange rates, which influence both the translation of foreign-currency-denominated revenues and expenses and the remeasurement of monetary assets and liabilities. These impacts generally represent non-cash gains or losses recognized during the reporting period. A significant portion of the Company’s operations is based in the United Kingdom and Denmark; accordingly, a substantial share of our transactions is conducted in British Pounds and Danish Kroner and translated into U.S. dollars for reporting purposes. Note 7 (“Property and equipment by geographic areas”) provides additional information on the geographic distribution of our assets. In the Current Quarter, the U.S. dollar strengthened against the British Pound, Danish Kroner, and Euro, resulting in a $441,547 loss from foreign currency translation adjustments, compared to a $1,800,439 gain in the Previous Quarter. Table 1 in the MD&A section titled “Inflation & Foreign Currency” illustrates the impact of these currency movements on our Income Statement and Balance Sheet for the Current Quarter compared with the Previous Quarter.

Results of Operations for the Current Six Month Period compared to the Previous Six Month Period

Net Revenues: Total consolidated net revenues for the Current Six Month Period compared to the Previous Six Month Period increased by 11.3% and were $13,614,124 and $12,227,174, respectively. The primary factors for the increase are attributable to an increase in revenue from the Defense Engineering Services Business by 24.5% or $4,309,946 compared to $3,461,945 in the Previous Six Month Period and which reflects an increase in revenue derived from the UK arm of the Defense Engineering Services Business. PAL also increased revenue in the Current Six Month Period by 19.1% to $3,109,583 compared to $2,611,330 in the Previous Six Month Period, and which reflects an increase in the number of “Acoustic Test Environments” that have been sold in the period presented. The Marine Technology Business revenue in the Current Six Month Period compared to the Previous Six Month Period, was $6,194,595 and $6,153,899, respectively, representing an increase of 0.7%. A key market for Marine Technology Business is the offshore marine market sector in the Middle East and Asia. During the second quarter of the current fiscal year this segment was affected by the ongoing conflict in Iran and the effective closure of the Strait of Hormuz resulting in a steep decrease in order intake and sales emanating from the Middle East and Asia. Furthermore, due to delay in receiving awards from Defense Programs relating to DAVD, revenue from the Americas in the Current Six Month Period in the Marine Technology Business was down by 52.3% or $929,677 as compared to $1,778,337 in the Previous Six Month Period.

Gross Profit Margins: Consolidated Margin percentage was higher in the Current Six Month Period at 65.7% (gross profit of $8,945,083) compared to 64.8% (gross profit of $7,925,751). The main factors which have resulted in the higher consolidated margins in the Current Six Month Period are primarily attributed to the decrease in hardware sales by 20.2% and which were $4,035,486 compared to $5,054,063 in the Previous Six Month Period. As a consequence of the foregoing, commission costs incurred by the Marine Technology Business decreased by 36.1% or $207,326, in conjunction with an increase in the utilization rate of our rental assets resulting in an increase in rental revenue by 283.6% to $1,508,295 in the Current Six Month Period compared to $393,234 in the Previous Six Month Period. Total consolidated commission costs for the Six Month Period were $480,512 compared to $635,893 in the Previous Six Month Period. The ongoing conflict involving Iran and the resulting instability in the Middle East have adversely affected customer activity in regions that are significant to our Marine Technology Business. A substantial portion of our customer base for this segment is located in the Middle East and Asia. The conflict, combined with the effective closure of the Strait of Hormuz—through which a significant portion of global maritime shipping transits—has disrupted commercial activity and reduced demand for our products and services in our second quarter which has impacted revenue in the Current Six Month Period.

Our gross profit margins may vary from period to period due to several factors, including changes in our revenue mix across business segments, product categories, and geographic regions. Key drivers include:

●	Revenue Mix by Business Segment Gross margins differ across our operating segments. The Marine Technology Business generally yields higher gross margins than the Defense Engineering Services Business and PAL. As a result, the percentage of consolidated net sales attributable to each segment in a given period affects our overall gross margin.

●	Marine Technology Business Mix Gross margins within the Marine Technology Business vary based on product mix and geography. Sales in certain regions, particularly Asia, often involve commission-based distribution arrangements that reduce margins. Margins also differ between hardware and software sales, with hardware typically generating lower margins and software generating higher margins. In addition, margins vary between custom engineering services and field services performed by our technical support engineers.

●	Defense Engineering Services Business Revenue in this segment is primarily derived from time-and-materials contracts under Department of Defense subcontracts. These contracts generally yield lower gross margins compared to the Marine Technology Business.

●	PAL Business PAL supplies acoustic sensors and materials, which typically generate gross margins in the range of 55% to 65%. Actual margins may vary depending on product mix and the proportion of sales completed through sales agents during the reporting period.

●	Commission Structure All business units utilize sales and distribution agents, and commission levels vary based on product type, geography, and sales volume. A higher proportion of agent-facilitated sales, particularly in Asia for the Marine Technology Business and PAL, may reduce gross margins. See Note 3, “Cost of Revenues,” for additional information.

●	Rental Asset Utilization Gross margins in the Marine Technology Business are also affected by the size and utilization of the rental asset pool. Depreciation expense associated with rental assets may vary depending on investment levels and rental activity.

●	Engineering Project Mix Within the Defense Engineering Services Business, margins may fluctuate based on the nature of engineering projects performed, including the mix between prototyping, design services, and manufacturing activities.

In the Current Six Month Period, gross profit margins for the Marine Technology Business were 76.1% compared to 69.7% in the Previous Six Month Period; and for PAL this was 60.4% compared to 63.6%; and for the Defense Engineering Business this was 54.6% compared to 57.1%.

Defense Engineering and Services Business (Services Business)

Gross profit margin for the Defense Engineering Services Business was lower at 54.6% in the Current Six Month Period compared to 57.1% in the Previous Six Month Period. This is largely due to the mix of projects undertaken in the period presented coupled with the increase in commission costs incurred in the Current Six Month Period where this was $66,980 compared to $12,765, representing an increase of 424.7%.

Acoustics and Materials Business (PAL)

Gross profit margin for PAL was 60.4% in the Current Six-Month Period compared to 63.6% in the Previous Six-Month Period. The decrease primarily reflects a higher proportion of Acoustic Test Environments sold in the Current Six-Month Period. Commission costs for PAL decreased by 4.6%, totaling $46,782 in the Current Six-Month Period compared to $49,052 in the Previous Six-Month Period.

Marine Technology Business (Products)

In the Current Six Month Period gross profit margins for the Marine Technology Business were 76.1% compared to 69.7% in the Previous Six Month Period. This reflects less hardware sales to Asia due to the ongoing conflict with Iran and the effective closure of the Strait of Hormuz. This has resulted in lower hardware sales; lower sales being facilitated through our agents network and therefore commission costs incurred during the presented period (this was $366,750 in the Current Six Month Period compared to $574,076 in the Previous Six Month Period). Gross margin also improved as a result of a higher utilization rate on rental assets where rental revenue increased by 283.6% and was $1,508,295 in the Current Six Month Period compared to $393,234 in the Previous Six Month Period.

Since there are more variable factors affecting gross profit margins in the Marine Technology Business, a table categorizing net revenues generated by this segment in the Current Six Month Period compared to the Previous Six Month Period is set out below:

	April 30, 2026	April 30, 2025	Percentage
Description	Products	Products	Change
Equipment Sales	$4,035,486	$5,054,063	(20.2)%
Equipment Rental	$1,508,295	$393,234	283.6%
Software Sales	$344,044	$348,848	(1.4)%
Services	$306,770	$357,754	(14.3)%

Total Net Revenues	$6,194,595	$6,153,899	0.7%

Research and Development (R&D): R&D expenditures in the Current Six Month Period was $1,254,406 compared to the $1,233,121 in the Previous Six Month Period, representing an increase of 1.7%.

●	Defense Engineering Services Business

During the Current Six Month Period, the Defense Engineering Services Business R&D expenditure increased by 139.0% and was $180,887 compared to $75,694 in the Previous Six Month Period. R&D expenditures in this segment are primarily focused on advancing the Thermite® Octal range of mission-computer products, with the strategic objectives of expanding and diversifying revenue opportunities and improving gross profit margins.

●	Acoustics and Materials Business (PAL)

During the Current Six Month Periods ending April 30, 2026 and 2025, PAL incurred R&D expenditure of $220,576 and $186,230, respectively, an increase of 18.4%. R&D expenditure is incurred by this business in connection with investments it makes in developing its acoustic sensors, solutions and materials. A significant component of these expenditures comprises wages and salaries.

●	Marine Technology Business

During the Current Six Month Period R&D expenditure in the Marine Technology Business decreased by 12.2% from $971,197 in the Previous Six Month Period to $852,943. R&D expenditures in this business are incurred to support ongoing investment in the development and enhancement of our products and solutions. A significant portion of these costs consists of wages and salaries for engineering and technical personnel. Continued investment in R&D remains essential to our strategy, as innovation is critical to maintaining the competitiveness and technological relevance of our offerings. The table below sets out the R&D expenditure for each segment for the periods presented: -

	April 30,	April 30,	Percentage
Segment	2026	2025	Change

Marine Technology R&D Expenditure	$852,943	$971,197	(12.2)%
PAL R&D Expenditure	$220,576	$186,230	18.4%
Defense Engineering Services R&D Expenditure	$180,887	$75,694	139.0%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Six Month Period decreased by 1.1% and were $4,887,631 compared to $4,942,924 in the Previous Six Month Period. SG&A comprises both cash and non-cash components. The non-cash component was 15.3% or $750,101 of the total SG&A in the Current Six Month Period compared to 13.9% or $686,774 in the Previous Six Month Period. Non-cash charges comprise Depreciation, Amortization, Stock-based compensation and Exchange Rate Variance charge. Stock-based compensation in the Current Six Month Period was $13,285 compared to $166,383 in the Previous Six Month Period.

Key Areas of SG&A Expenditure across the Group for the Current Six Month Period compared to the Previous Six Month Period are:

	April 30,	April 30,	Percentage
Expenditure	2026	2025	Change
Wages and Salaries	$1,905,419	$2,062,569	(7.6)%
Legal and Professional Fees (including accounting, audit, tax and investor relations)	$901,575	$932,078	(3.3)%
Rent and operating lease	$26,387	$51,930	(49.2)%
Marketing (Excluding associated travel)	$176,922	$228,379	(22.5)%
Travel associated with marketing activities	$69,940	$52,496	33.2%
Office costs	$423,795	$335,056	26.5%

Wages and salaries - In the Current Six Month Period decreased by 7.6% when compared to the Previous Six Month Period. This is primarily due to reduced headcount, reflecting ongoing inflationary pressures in the engineering labor market and resulting workforce instability, particularly within the Defense Engineering Services Business. This business experienced elevated staff turnover during the period, contributing to a 7.6% reduction in our consolidated wages and salaries. We expect wages and salaries to increase materially on a full-year basis in fiscal year 2026 compared to fiscal year 2025. We are currently operating with a reduced headcount and are actively recruiting to fill several vacant positions, including additions to our management team. Some of these hires may also result in incremental costs associated with our succession planning initiatives.

Legal and Professional - The decrease in in this category of expenditures in the Current Six Month Period reflects the timing of these expenses.

Rent – We own most of our business premises and therefore this category of expenditure is not material for our business. The rent obligations relate to our Copenhagen office space and the PAL building lease. This lease is classified as Right of Use (ROU) asset, and these costs are now reflected partly in our depreciation and amortization expenses and remaining ROU Interest expense is within rent and operating lease expenses

Marketing and associated travel costs - We incur marketing expenses in connection with the promotion of our products and services. These expenses include wages and salaries for our Digitalization Team, which is responsible for content creation and video production related to our technologies, as well as costs associated with participation in industry trade shows, technology demonstrations, and travel for marketing activities. Marketing expenses decreased in the Current Six Month Period by 22.5%, primarily reflecting the timing of marketing events and related expenditure. We expect marketing expenses for fiscal year 2026 to be generally consistent with the levels incurred in fiscal year 2025.

Overhead related costs as a percentage of net revenue for Current Six Month Period, compared to the Previous Six Month Period

General corporate administrative expenses in the Current Six Month Period were $980,463 or 7.2% of net revenues and $1,254,538 or 10.3% of net revenue in the Previous Six Month Period, respectively. The decrease in overhead costs is primarily attributable to the decrease in stock compensation expense which was $13,285 in the Current Six Month Period compared to $166,384 in the Previous Six Month Period. For more information on general corporate administrative expenses, please see Note 15 (Segment Analysis).

Operating Income: Our income from our operating activities in the Current Six Month Period was $2,803,046 as compared to $1,749,706 in the Previous Six Month Period which represents an increase of 60.2%. This is due to an increase in our consolidated net revenues, gross profit margins coupled with a small reduction in our total operating costs.

Other Income: In the Current Six Month Period we had “Total Other Income, net” of $517,379 compared to $450,764, representing an increase of 14.8% from the Previous Six Month Period. The significant components of within this category in the Current Six Month Period are interest earned on our certified deposit account which was $344,185 compared to $339,765 in the Previous Quarter; and gain on the sale of assets (our vessel) $133,674. See Note 7 (Composition of Certain Financial Statement Captions for more detailed analysis of this). We anticipate that the interest earned in these certified deposit accounts will be material in the future if interest rates remain at similar levels.

Income before income taxes: In the Current Six Month Period, we had pre-tax income of $3,320,425 as compared to $2,200,470 in the Previous Six Month Period, representing an increase of 50.9%. The increase in pre-tax income is due to the increase in our consolidated net revenue, gross profit and Total Other Income along with a marginal reduction in our total operating costs.

Net Income: In the Current Six Month Period we had Net Income of $2,628,533 as compared to $1,821,737 in the Previous Six Month Period, representing an increase of 44.3%. In the Previous and Current Six Month Periods we recorded Current Tax Expense of $695,419 and $423,575, respectively, reflecting provision for income tax in the respective periods. We also recorded a Deferred Tax Benefit of $3,527 and $44,842 in the Previous and Current Six Month Periods ending April 30, 2026 and 2025, respectively, which relates to the cancellation of stock awards. Our effective tax rate is subject to significant variation due to several factors including variability in our pre-tax income and/or loss and the mix of jurisdictions to which such income or losses relate, the applicability of special tax regimes, changes in tax regulations, changes in our stock price, changes in our deferred tax assets and liabilities, their valuation and foreign currency gains (losses). The mix of jurisdictions and related income or losses also affects our tax liability for Global Intangible Low-Taxed Income (GILTI). In the Current Six Month Period, the U.S. subsidiaries generated 20.7% of our consolidated net revenue. In US we have a combined federal, state and GILTI provision of $159,894. The Company’s UK subsidiaries have carryforward losses and R&D Tax credits which are applied to defray a percentage of our income tax liability. We have made provision of $486,145 for tax liability for the UK subsidiaries in our consolidated results for the Current Six Month Period and $49,380 for our Danish subsidiary where the corporation tax rate is 22%.

Comprehensive Income. Comprehensive income for the Current Six-Month Period was $3,299,202, compared to $2,593,590 in the Previous Six-Month Period. Comprehensive income is influenced by fluctuations in foreign currency exchange rates, which affect both the translation of foreign-currency-denominated revenues and expenses, as well as the remeasurement of monetary assets and liabilities. These impacts generally represent non-cash gains or losses recognized during the reporting period. A significant portion of the Company’s operations is based in the United Kingdom and Denmark; accordingly, a substantial share of our transactions is conducted in British Pounds and Danish Kroner and translated into U.S. dollars for reporting purposes. Note 7 (“Property and equipment by geographic areas”) provides additional context regarding the geographic distribution of our assets. In the Previous Six-Month Period, we recorded a $771,853 gain from foreign currency translation adjustments, compared to a $670,669 gain in the Current Six-Month Period. During the Current Six-Month Period, the U.S. dollar weakened against both the British Pound and the Danish Kroner, the functional currencies of our two foreign subsidiaries. Table 2 in the MD&A section titled “Inflation & Foreign Currency” illustrates the impact of these currency movements on our Income Statement and Balance Sheet for the Current Six-Month Period compared with the Previous Six-Month Period.

Liquidity and Capital Resources

As of April 30, 2026, the Company had an accumulated deficit of $648,028, working capital of $47,727,460, cash of $30,624,337 and stockholders’ equity of $61,414,232. For the six months ended April 30, 2026, the Company’s operating activities provided $2,047,284 cash.

The Company entered into a $4,000,000 revolving line of credit with HSBC NA on November 27, 2019, at prime. The outstanding balance on the line of credit was $0 as of April 30, 2026. This revolving credit line is reviewed annually and discretionarily renewed by HSBC NA.

We believe our cash flow generated from operations and our cash and cash equivalents as well as our revolving line of credit will be sufficient to meet our anticipated cash needs for the next twelve months. However, any projections of future cash flows are subject to substantial uncertainty.

Inflation and Foreign Currency

The Company and its subsidiaries maintain their accounting records in the functional currencies of their respective jurisdictions, as follows:

●	U.S. Dollars – United States operations

●	British Pound – United Kingdom operations

●	Danish Krone – Danish operations

●	Australian Dollars – Australian operations (currently dormant)

●	Indian Rupees – Indian operations (currently dormant)

Our consolidated financial results therefore reflect the translation of these functional currencies into U.S. Dollars. See Note 5 – Foreign Currency Translation to our unaudited consolidated financial statements for additional information on the exchange rates used for balance sheet and income statement translation.

Because our consolidated results include both U.S. and foreign operations, fluctuations in currency exchange rates can affect our reported sales, profitability, and financial position when the financial statements of our foreign subsidiaries are translated into U.S. Dollars. We are also exposed to foreign currency risk on certain receivables and payables denominated in currencies other than the functional currency of the entity involved, including cross-border transactions such as inventory purchases.

In general, our subsidiaries conduct most of their financial transactions in their respective functional currencies. However, from time to time, a subsidiary may enter into transactions denominated in a foreign currency—for example, purchasing inventory from an overseas supplier. In addition, we hold significant cash balances in foreign currencies, including British Pounds, Euros, and Danish Kroner. As a result, movements in exchange rates can impact our cash and cash equivalents, as well as our overall financial position. We cannot predict the extent to which future currency fluctuations may affect our business, and such fluctuations may adversely impact on our sales, profitability, and liquidity.

To provide additional transparency, we present information regarding the effect of changes in foreign exchange rates versus the U.S. Dollar on our net sales, operating expenses, operating income, and certain balance sheet items. This information illustrates how our results for the three- and six-month periods would have differed had foreign exchange rates remained consistent with those in the comparable prior-year periods.

Information for Indian Rupees is not presented separately due to the immaterial level of activity in that jurisdiction; however, INR impacts are included within the consolidated totals.

Table 1: Three Months ended April 30, 2026

	Based British Pounds		Based Danish Kroner		TOTAL USD
	Actual	Constant	Actual	Constant	Actual	Constant	*Total
	Results	Rates	Results	Rates	Results	Rates	Effect
	($)	($)	($)	($)	($)	($)	($)
Net Revenues	$4,256,571	$4,116,863	$794,770	$740,946	$5,051,341	$4,857,809	$193,532
Costs	$3,434,893	$3,322,154	$74,650	$69,594	$3,516,419	$3,398,991	$117,428
Net profit from operations	$821,678	$794,709	$720,120	$671,352	$1,534,922	$1,458,818	$76,104
Assets	$35,182,070	$34,321,500	$1,738,635	$1,722,935	$36,930,266	$36,054,471	$875,795
Liabilities	$(4,611,475)	$(4,498,676)	$(454,926)	$(450,818)	$(5,079,024)	$(4,961,970)	$(117,054)
Net assets	$30,570,595	$29,822,824	$1,283,709	$1,272,117	$31,851,242	$31,092,501	$758,741

As shown in the table above, the change in exchange rates between the Current Quarter and the Previous Quarter had a favorable impact on our results, increasing net income from operations by $76,104 and increasing net assets by $758,741 for the six-month period since October 31, 2025.

Table 2: Six Months ended April 30, 2026

	Based British Pounds		Based Danish Kroner		TOTAL USD
	Actual	Constant	Actual	Constant	Actual	Constant	*Total
	Results	Rates	Results	Rates	Results	Rates	Effect
	($)	($)	($)	($)	($)	($)	($)
Net Revenues	$9,465,017	$8,993,323	$1,332,721	$1,214,893	$10,797,738	$10,208,216	$589,522
Costs	$7,189,015	$6,830,747	$179,683	$163,797	$7,383,860	$7,007,627	$376,233
Net profit from operations	$2,276,002	$2,162,576	$1,153,038	$1,051,096	$3,413,878	$3,200,589	$213,289
Assets	$35,182,070	$34,321,500	$1,738,635	$1,722,935	$36,930,266	$36,054,471	$875,795
Liabilities	$(4,611,475)	$(4,498,676)	$(454,926)	$(450,818)	$(5,079,024)	$(4,961,970)	$(117,054)
Net assets	$30,570,595	$29,822,824	$1,283,709	$1,272,117	$31,851,242	$31,092,501	$758,741

As shown in the table above, the change in exchange rates between the Current Six Month and the Previous Six Month had a favorable impact on our results, increasing net income from operations by $213,289 and increasing net assets by $758,741 for the six-month period since October 31, 2025.”

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of April 30, 2026. Based upon that evaluation the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Coda Octopus Group, Inc. (Registrant)

Date: June 15, 2026	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: June 15, 2026	/s/ Gayle Jardine
Gayle Jardine
Interim Chief Financial Officer

