Form 10-Q
period 2026-07-31
Coda Octopus Group, Inc.
filed 2026-09-14
CIK 1334325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

The number of shares outstanding of issuer’s common stock, $0.001 par value as of September 14, 2026 is 11,283,101.

PART I. FINANCIAL INFORMATION

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Unaudited)

July 31, 2026 and October 31, 2025

	2026	2025

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$31,714,519	$28,682,615
Accounts Receivable, net	5,620,208	3,732,806
Inventory	13,487,657	13,636,512
Unbilled Receivables	3,260,065	2,988,779
Prepaid Expenses	356,128	434,021
Other Current Assets	161,128	531,469

Total Current Assets	54,599,705	50,006,202

FIXED ASSETS
Property and Equipment, net	7,428,835	7,295,791
Right of Use Assets	339,766	372,647

Total Fixed Assets, net	7,768,601	7,668,438

OTHER ASSETS
Goodwill	3,639,334	3,639,334
Intangible Assets, net	2,845,726	3,179,588

Total Other Assets	6,485,060	6,818,922

Total Assets	$68,853,366	$64,493,562

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Balance Sheets (Unaudited) (Continued)

July 31, 2026 and October 31, 2025

	2026	2025

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable	$977,071	$1,407,439
Current portion of operating lease liabilities	42,159	34,862
Accrued Expenses and Other Current Liabilities	2,577,220	2,475,952
Deferred Revenue	1,829,012	1,722,796

Total Current Liabilities	5,425,462	5,641,049

LONG TERM LIABILITIES
Deferred Tax Liability, net	317,214	317,949
Non-current operating lease liabilities, net	343,222	360,070
Deferred Revenue, net	36,656	59,080

Total Long Term Liabilities	697,092	737,099

Total Liabilities	6,122,554	6,378,148

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value; 150,000,000 shares authorized, 11,291,850 issued and 11,280,754 outstanding as of July 31, 2026 and 11,280,368 shares issued and 11,270,575 outstanding as of October 31, 2025	11,281	11,271
Preferred Stock $.001 par value; 5,000,000 shares authorized, zero issued and outstanding as of July 31, 2026 and October 31, 2025	-	-
Treasury Stock 11,096 shares as of July 31, 2026 and 9,793 shares at October 31, 2025	(75,602)	(61,933)
Additional Paid-in Capital	63,360,347	63,321,294
Accumulated Other Comprehensive Loss	(1,306,798)	(1,878,657)
Accumulated Earnings (Deficit)	741,584	(3,276,561)

Total Stockholders’ Equity	62,730,812	58,115,414

Total Liabilities and Stockholders’ Equity	$68,853,366	$64,493,562

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025

Net Revenues	$7,717,469	$7,064,795	$21,331,593	$19,291,969
Cost of Revenues	2,667,175	2,241,039	7,336,216	6,542,462

Gross Profit	5,050,294	4,823,756	13,995,377	12,749,507

OPERATING EXPENSES
Research & Development	729,216	572,468	1,983,622	1,805,589
Selling, General & Administrative	2,787,803	2,871,309	7,675,434	7,814,233

Total Operating Expenses	3,517,019	3,443,777	9,659,056	9,619,822

INCOME FROM OPERATIONS	1,533,275	1,379,979	4,336,321	3,129,685

OTHER INCOME
Other Income	24,259	8,922	197,453	119,921
Interest Income	233,817	154,848	578,002	494,613

Total Other Income, net	258,076	163,770	775,455	614,534

INCOME BEFORE INCOME TAX EXPENSE	1,791,351	1,543,749	5,111,776	3,744,219

INCOME TAX (EXPENSE) BENEFIT
Current Tax (Expense)	(408,583)	(268,786)	(1,104,002)	(692,361)
Deferred Tax Benefit	6,844	8,022	10,371	52,864

Total Income Tax (Expense)	(401,739)	(260,764)	(1,093,631)	(639,497)

NET INCOME	$1,389,612	$1,282,985	$4,018,145	$3,104,722

NET INCOME PER SHARE:
Basic	$0.12	$0.11	$0.36	$0.28
Diluted	$0.12	$0.11	$0.36	$0.27

WEIGHTED AVERAGE SHARES:
Basic	11,279,904	11,237,654	11,275,149	11,226,665
Diluted	11,298,951	11,304,549	11,294,196	11,293,560

NET INCOME	$1,389,612	$1,282,985	$4,018,145	$3,104,722

Foreign Currency Translation Adjustment	(98,810)	70,492	571,859	842,345

Total Other Comprehensive (Loss) Income	$(98,810)	$70,492	$571,859	$842,345

COMPREHENSIVE INCOME	$1,290,802	$1,353,477	$4,590,004	$3,947,067

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months and Nine Months Ended July 31, 2026 and 2025

	Common Stock		Additional	Accumulated Other	Accumulated
	Outstanding Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	(Deficit) Earnings	Treasury Stock	Total

Balance, October 31, 2024	11,195,487	$11,195	$63,096,583	$(2,510,831)	$(7,406,491)	$(61,933)	$53,128,523

Stock-based compensation	-	-	100,145	-	-	-	100,145
Stock issued for options exercised and stock grants	23,317	24	(24)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(1,028,586)	-	-	(1,028,586)
Treasury Stock	-	-	-	-	-	-	-
Net Income	-	-	-	-	912,975	-	912,975
Balance, January 31, 2025	11,218,804	$11,219	$63,196,704	$(3,539,417)	$(6,493,516)	$(61,933)	$53,113,057

Stock-based compensation	-	-	66,239	-	-	-	66,239
Stock issued for options exercised and stock grants	13,710	14	(14)	-	-	-	-
Foreign currency translation adjustment	-	-	-	1,800,439	-	-	1,800,439
Treasury Stock	-	-	-	-	-	-	-
Net Income	-	-	-	-	908,762	-	908,762
Balance, April 30, 2025	11,232,514	$11,233	$63,262,929	$(1,738,978)	$(5,584,754)	$(61,933)	$55,888,497

Employee stock-based compensation	-	-	29,773	-	-	-	29,773
Stock issued for options exercised and stock grants	16,353	16	(16)	-	-	-	-
Foreign currency translation adjustment	-	-	-	70,492	-	-	70,492
Treasury Stock	-	-	-	-	-	-	-
Net Income	-	-	-	-	1,282,985	-	1,282,985
Balance, July 31, 2025	11,248,867	$11,249	$63,292,686	$(1,668,486)	$(4,301,769)	$(61,933)	$57,271,747

Balance, October 31, 2025	11,270,575	$11,271	$63,321,294	$(1,878,657)	$(3,276,561)	$(61,933)	$58,115,414

Stock-based compensation	-	-	26,989	-	-	-	26,989
Stock issued for options exercised and stock grants	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	1,112,216	-	-	1,112,216
Treasury Stock	-	-	-	-	-	-	-
Net Income	-	-	-	-	930,723	-	930,723
Balance, January 31, 2026	11,270,575	$11,271	$63,348,283	$(766,441)	$(2,345,838)	$(61,933)	$60,185,342

Stock-based compensation	-	-	(13,704)	-	-	-	(13,704)
Stock issued for options exercised and stock grants	6,880	6	(6)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(441,547)	-	-	(441,547)
Treasury Stock	(1,303)	(1)	1	-	-	(13,669)	(13,669)
Net Income	-	-	-	-	1,697,810	-	1,697,810
Balance, April 30, 2026	11,276,152	$11,276	$63,334,574	$(1,207,988)	$(648,028)	$(75,602)	$61,414,232

Stock-based compensation	-	-	25,778	-	-	-	25,778
Stock issued for options exercised and stock grants	4,602	5	(5)	-	-	-	-
Foreign currency translation adjustment	-	-	-	(98,810)	-	-	(98,810)
Treasury Stock	-	-	-	-	-	-	-
Net Income	-	-	-	-	1,389,612	-	1,389,612
Balance, July 31, 2026	11,280,754	$11,281	$63,360,347	$(1,306,798)	$741,584	$(75,602)	$62,730,812

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended July 31, 2026 and 2025

	Nine Months Ended July 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,018,145	$3,104,722
Adjustments to reconcile net income to net cash provided by operating activities:		.
Depreciation of property and equipment	646,311	642,801
Amortization of intangible assets	406,681	394,566
Stock-based compensation	39,063	196,156
Deferred income taxes	(10,371)	(52,863)
Gain on sale of asset	(133,566)	-
Provision for contingent consideration liability (PAL Earn-out)	438,588	158,872
Allowance for credit loss	-	(41,277)
Non cash operating lease expense	-	16,396
(Increase) decrease in operating assets:
Accounts receivable, net	(1,824,944)	(224,619)
Inventory	421,340	640,394
Unbilled receivables	(254,952)	(1,048,277)
Prepaid expenses	85,325	66,496
Other current assets	371,573	420,946
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(826,831)	62,264
Deferred revenue	53,655	(28,712)
Net Cash provided by Operating Activities	3,430,017	4,307,865
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(365,727)	(805,380)
Purchases of other intangible assets	(55,823)	(16,811)
Proceeds from the sale of property and equipment	148,208	-
Net Cash used in Investing Activities	(273,342)	(822,191)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(13,669)	-
Net Cash used in Financing Activities	(13,669)	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(111,102)	231,693

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,031,904	3,717,367

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	28,682,615	22,479,072

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$31,714,519	$26,196,439
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$1,132,783	$415,221

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2026 and October 31, 2025

Note 1 – ACCOUNTING POLICIES AND SUPPLEMENTAL DISCLOSURES

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all material adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for fiscal year 2026 due to seasonality, macroeconomic conditions, geopolitical events, customer procurement cycles and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the U.S. Securities Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended October 31, 2025 as filed with the Securities and Exchange Commission on January 29, 2026 and amended on Form 10-K/A as filed with the Securities and Exchange Commission on February 26, 2026.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Coda Octopus Group, Inc. and its wholly owned domestic and foreign subsidiaries (“Group”). All material intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Estimates are used for, but not limited to, income taxes, useful lives of equipment, valuation of acquired intangibles and goodwill, stock-based compensation forfeiture rates, inventory valuation, collectability of receivables, impairment of property and equipment and operating leases. The accounting estimates and assumptions that require management’s most significant, challenging, and subjective judgment include estimates related to the percentage of completion method used to account for contracts including costs and earnings in excess of billings, billings in excess of costs and estimated earnings. Differences in these estimates could be material. Actual results realized by the Company may differ from management’s estimates.

Note 2 – REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s Topic 606, Revenue from Contracts with Customers (“Topic 606”).

Topic 606 has established a five-step process to determine the amount of revenue to record from contracts with customers. The five steps are:

●	Identify the contract with the customer;

●	Identify the performance obligations in the contract with customer;

●	Determine the transaction price;

●	Allocate the transaction price to each distinct performance obligations based on relative stand-alone selling prices, which are generally established using observable stand-alone sales and

●	Recognize revenue when (or as) a performance obligation is satisfied.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2026 and October 31, 2025

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

Marine Technology Business (“Products Business”)

The Products Business segment earns revenue under written contracts with its customers. Revenue in this segment is generated through the following activities:

●	Product Sales Outright sale of underwater solutions, including real-time 3D imaging sonars, diving equipment, inertial navigation measurement systems, geophysical data-acquisition systems, and proprietary software solutions.

●	Equipment Rental- Rental of underwater equipment, including hardware and software, for customer-specific operational requirements.

●	Field Installation and Support Services On-site installation, commissioning, and related support services associated with the deployment and operation of the Company’s real time 3D imaging sonar.

●	Technical Support Services Provision of technical assistance, troubleshooting, and operational support in accordance with customer agreements.

●	Customization Services Development and delivery of customized technology solutions tailored from our existing technologies to customer-defined specifications.

●	Warranty and Through-Life Support (TLS) Warranty coverage provided under contractual terms, along with through-life support services for products in service.

All products and services are sold on a stand-alone basis and those market prices are evidence of the value of these products and services. Revenue derived from outright sale is recognized when its performance obligations are met. This is typically upon delivery and passing of risks in the goods in accordance with the contract terms. For rentals we supply our rental equipment on a door-to-door basis and the rental period typically commences when the equipment is under the control of the customer and revenue derived from these contracts is recognized on a daily basis during the rental period. Revenue derived from services is recognized when our performance obligations are met under the terms of the contract. For contracts with multiple performance obligations, we recognize product revenue by allocating the transaction price to each performance obligation based on a relative standalone selling price basis and recognize revenue when performance obligations are met. For software license arrangements in which any related services are not distinct from the software functionality, the Company recognizes revenue when control of the software is transferred to the customer, generally upon delivery of the software installers and activation codes.

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

Acoustics Sensors and Materials Business (“PAL”)

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

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2026 and October 31, 2025

Note 2 – REVENUE RECOGNITION (Continued)

Defense Engineering Services Business (“Services”)

The Engineering Services Business segment generates revenue pursuant to written contracts with its customers, who are primarily Prime Defense Contractors (“DoD Contractors”). Revenue in this segment is derived from the following activities:

●	Engineering Services The segment provides engineering services that support customer-led defense programs. These services generally include the development of design concepts, design and fabrication of prototypes, limited-quantity production of approved designs, and program-lifecycle support activities such as obsolescence management.

●	Proprietary Product Sales The segment manufactures and supplies various proprietary products, including Thermite®, for use in defense and related applications.

●	Warranty Obligations The segment provides warranty coverage in accordance with contractual terms for products and services delivered to customers.

●	Post-Sale Service and Repair The segment performs post-delivery services, including maintenance, repair, and other support activities, as required under customer agreements.

With respect to revenues related to our Defense Engineering Services Business, certain contracts provide for billing at fixed hourly rates, together with reimbursement of material and other allowable costs incurred. Revenue from these contracts is recognized as services are performed and costs are incurred. Revenues from fixed-price contracts are recognized over time as performance obligations are satisfied. Progress toward completion is measured using a cost-to-cost input method based on direct labor and material costs incurred relative to total estimated contract costs for each contract. Management believes this input method properly depicts the transfer of control of goods and services to customers because direct labor and material costs incurred are representative of the Company’s progress toward satisfying its performance obligations.

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

We recognize such costs in accordance with our revenue recognition policies for the related contracts. Revenues from fixed-price contracts are recognized over time as performance obligations are satisfied. Progress toward completion is measured using a cost-to-cost input method based on direct labor and material costs incurred relative to total estimated contract costs. Capitalized contract costs are recognized as expense in a manner consistent with the transfer of the related goods or services to the customer. At each quarterly balance sheet date, we evaluate deferred costs for recoverability and recognize any impairment losses when the carrying amount is not expected to be recovered.

Any anticipated losses on uncompleted contracts are recognized when evidence indicates the estimated total cost of a contract exceeds its estimated total revenue.

Other Revenue Disclosures

See Notes 15 and 16 – Segment Analysis and Disaggregation of Net Revenues. These Notes, respectively, provide disclosure of our revenues by segment; revenues from external customers and cost of those revenues; and the split of revenues by geography including within and outside the USA.

Note 3 – COST OF REVENUES

Cost of revenues includes raw materials, direct labor, subcontractor costs, commissions directly attributable to specific sales transactions, and other direct costs associated with the production and delivery of the Company’s products and services.

For sales made through the Company’s sales-agent distribution network, commission costs related to specific transactions are included in cost of revenues. Participation in certain Requests for Proposals (“RFPs”) and customer procurement processes requires the use of such agents. Accordingly, commissions paid on these transactions are considered directly attributable to the related revenues and are included in cost of revenues. All other sales-related expenses, including costs incurred in connection with unsuccessful bids and business development activities, are recorded within selling, general and administrative expenses.

Commission costs included in cost of revenues for the three months ended July 31, 2026 and 2025 were $69,799 and $146,921, respectively. Commission costs included in cost of revenues for the nine months ended July 31, 2026 and 2025 were $550,311 and $782,814, respectively.

Note 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. Due to the short-term nature of these instruments, the carrying amounts reported in the accompanying consolidated balance sheets approximate their fair values.

Note 5 – FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign subsidiaries whose functional currency is the local currency are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Revenues and expenses are translated using weighted average exchange rates prevailing during the reporting period. Stockholders’ equity accounts are translated using historical exchange rates.

Translation adjustments resulting from the conversion of foreign subsidiaries’ financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Foreign currency transaction gains and losses resulting from transactions denominated in currencies other than an entity’s functional currency are included in the consolidated statements of income and comprehensive income.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2026 and October 31, 2025

Note 6 – OPERATING LEASES

The Company leases its PAL operating facility under a non-cancellable operating lease agreement that expires on March 31, 2033. The lease is accounted for in accordance with ASC 842, Leases. Information related to the Company’s operating lease is summarized below:

	July 31,	October 31,
	2026	2025

Lease Liability	$385,381	$394,932
Future minimum lease payments	$477,528	518,953
Remaining life of the lease in years (Expires 31 March 2033)	6.67	7.42
Discount Rate	6.75%	6.75%

Estimated future minimum lease payments and imputed interest related to the operating lease liability as of July 31, 2026 are as follows:

Years	Total

2026 (remaining 3 months)	$16,289
2027	66,295
2028	68,284
2029	70,332
2030	72,442
Thereafter	183,886
Total Future minimum lease payments	477,528

Imputed Interest	(92,147)
Total	$385,381

Note 7 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Interest-Bearing Deposit Accounts for the period ended July 31, 2026, and 2025:

The Company maintains interest-bearing certificate of deposit accounts with HSBC Bank USA, N.A. These deposits have fixed and rolling maturities of three months or less and are classified as cash equivalents in the accompanying consolidated financial statements.

In addition, the Company maintains interest-bearing deposit accounts with HSBC UK. Funds held in these accounts are unrestricted and earn interest at a variable rate equal to 0.25% below the Bank of England base rate. At July 31, 2026, the applicable interest rate on this account was 3.50%.

The table below presents the balances held in certificate of deposit and unrestricted interest-bearing accounts as of July 31, 2026 and 2025, together with the interest income earned during the respective nine-month periods then ended.

	Deposit	Interest	Deposit	Interest
	July 31,	July 31,	July 31,	July 31,
Country	2026	2026	2025	2025

USA - deposit interest	$19,849,240	$402,805	$17,570,384	$423,828
UK - deposit interest	5,023,638	95,739	3,680,192	61,407
Denmark - deposit interest	-	35,209	-	9,378
	$24,872,878	$533,753	$21,250,576	$494,613

USA - non bank interest (IRS)		44,249		-

Total Interest Income		$578,002		$494,613

Inventory consisted of the following as of:

	July 31,	October 31,
	2026	2025

Raw materials and parts	$10,579,331	$10,622,753
Work in progress	279,115	565,147
Finished goods	2,629,211	2,448,612
Total Inventory	$13,487,657	$13,636,512

Other current assets consisted of the following as of:

	July 31,	October 31,
	2026	2025

Deposits and other assets	$52,747	$59,715
Employee Retention Credit Receivables	-	212,300
Other Foreign Sales Tax Receivables	108,381	259,454
Total Other Current Assets	$161,128	$531,469

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2026 and October 31, 2025

Note 7 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS (Continued)

Fixed Assets consisted of the following as of:

	July 31,	October 31,
	2026	2025

Buildings	$6,078,227	$5,979,758
Land	200,000	200,000
Office machinery and equipment	2,449,650	2,194,151
Software	378,333	364,923
Rental assets	3,194,250	2,874,192
Furniture, fixtures and improvements	1,681,947	1,611,168
Totals	13,982,407	13,224,192
Less: accumulated depreciation	(6,553,572)	(5,928,401)

Total Property and Equipment, net	7,428,835	7,295,791

Right of use assets, net	339,766	372,647

Total Fixed Assets, net	$7,768,601	$7,668,438

Depreciation expense for the three months ended July 31, 2026, and 2025 was $227,701 and $232,036, respectively, and for the nine months ended July 31, 2026, and 2025 was $646,311 and $642,801, respectively.

Property and equipment, net, by geographic areas were as follows:

	July 31,	October 31,
	2026	2025

USA	$2,070,624	$1,990,372
Europe	5,358,211	5,305,419

Total Property and Equipment, net	$7,428,835	$7,295,791

Accrued Expenses and Other Current Liabilities consisted of the following as of:

	July 31,	October 31,
	2026	2025

Accruals	$525,359	$545,980
Other Tax Payables	1,538,537	1,664,590
Commitment and Contingent Liability - PAL Earn Out	438,588	213,343
Employee Related	74,736	52,039
Total Accrued Expenses and Other Current Liabilities	$2,577,220	$2,475,952

Total Other Income, consisted of the following:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
	2026	2025	2026	2025

Grant Income	$21,357	$-	$50,961	$100,186
Gain on sale of asset	-	-	133,566	-
Other	2,902	8,922	12,926	19,735
	$24,259	$8,922	$197,453	$119,921

Interest Received	233,817	154,848	578,002	494,613

Total Other Income, net	$258,076	$163,770	$775,455	$614,534

Note 8 – CONTRACTS IN PROGRESS

Unbilled receivables represent revenue recognized for performance obligations satisfied for which the Company has not yet billed the customer as of the balance sheet date. These amounts are presented as Unbilled Receivables in the consolidated balance sheets and were $3,260,065 and $2,988,779 as of July 31, 2026 and October 31, 2025, respectively.

Deferred revenue consists primarily of customer payments received in advance of the Company’s satisfaction of performance obligations, including the future delivery of products and services, technical support services, warranty obligations, and Through Life Support (“TLS”) services. Total deferred revenue was $1,865,668 and $1,781,876 as of July 31, 2026 and October 31, 2025, respectively.

Certain equipment sales include warranty and TLS obligations. Revenue associated with these obligations is deferred and recognized over the period during which the Company is required to provide the related services. Standard warranty obligations are generally recognized over a twelve-month period, while TLS arrangements are generally recognized over periods of 24, 36, or 60 months, depending on the terms of the underlying contract.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2026 and October 31, 2025

Note 8 – CONTRACTS IN PROGRESS (Continued)

Current deferred revenue includes customer payments received in advance of the delivery of products or services, technical support services expected to be provided within twelve months, warranty obligations expected to be satisfied within twelve months, and the current portion of TLS arrangements. Current deferred revenue was $1,829,012 and $1,722,796 as of July 31, 2026, and October 31, 2025, respectively.

Schedule of Deferred Revenue:

	July 31,	October 31,
	2026	2025

Deferred Revenue	$1,141,429	$1,074,488
Customer Technical Support Obligations	311,445	308,683
Product Warranty	376,138	339,625
Total Deferred Revenues (“Current”)	$1,829,012	$1,722,796

Non-current deferred revenue consists primarily of customer prepaid TLS services and other performance obligations that are expected to be satisfied more than twelve months from the balance sheet date. Non-current deferred revenue was $36,656 and $59,080 as of July 31, 2026 and October 31, 2025, respectively.

Note 9 – CONTINGENT CONSIDERATION – PRECISION ACOUSTICS LIMITED (“PAL”)

In connection with the acquisition of Precision Acoustics Limited (“PAL”), the Company may be required to make contingent consideration payments based on PAL achieving specified revenue and pre-tax profit targets during a three-year earn-out period. The earn-out period consists of three annual measurement periods referred to as Year 1, Year 2 and Year 3. The Year 1 earn-out period ended in October 2025.

PAL achieved the Year 1 earn-out targets. As a result, the Company recognized contingent consideration expense of $213,343 in its consolidated financial statements for the year ended October 31, 2025. In accordance with the terms of the acquisition agreement, this amount was paid to the sellers following the filing of the Company’s Annual Report on Form 10-K on January 29, 2026 as amended on Form 10-K/A.

During the quarter ended July 31, 2026, management completed its assessment of PAL’s operating performance and forecasted results for the Year 2 earn-out period. Based on PAL’s year-to-date operating performance and forecast for the remainder of the measurement period, management concluded that achievement of the applicable revenue and pre-tax profit targets for the Year 2 earn-out period is probable and that the related contingent consideration obligation is reasonably estimable.

Accordingly, the Company recognized a contingent consideration expense and corresponding contingent consideration liability of $438,588 during the quarter ended July 31, 2026, representing management’s current estimate of the Year 2 earn-out obligation.

The potential contingent consideration payable for the remaining earn-out periods as of July 31, 2026 is presented below using an exchange rate of $1.341249 per British Pound Sterling:

Schedule of potential earn-out amounts:

Earn Out Period	2026 FY	2027 FY
Revenue Target	$6,153,650	$6,769,284
Pre-Tax Profit Target	$1,358,685	$1,649,736
Earn Out Payable based on Targets - historic rate	$438,588	$684,037

The earn-out obligations are denominated in British Pounds Sterling. Accordingly, the ultimate amount payable, if earned, may differ from the amounts presented above due to fluctuations in foreign currency exchange rates.

As of July 31, 2026, the Company has recognized a contingent consideration liability of $438,588 relating to the Year 2 earn-out period. No liability has been recorded with respect to the Year 3 earn-out period, as management has not concluded that achievement of the related performance conditions is probable. The Company will continue to evaluate the likelihood of achieving the Year 3 performance targets and will recognize any related contingent consideration liability when it becomes probable that the applicable performance conditions will be achieved and the amount can be reasonably estimated.

No contingent consideration liability relating to the Year 2 earn-out period had been recognized as of April 30, 2026. Accordingly, the full Year 2 contingent consideration expense was recognized during the quarter ended July 31, 2026.

Note 10 – CONCENTRATIONS

Significant Customers

During the three months ended July 31, 2026, the Company had one customer from whom it generated sales greater than 10% of net revenues. Revenue from this customer was $1,143,875, or 14.8% of our unaudited net consolidated revenues during the three months ended July 31, 2026. Receivables from this customer were $1,143,875, or 20.1% of net receivables as of July 31, 2026.

During the three months ended July 31, 2025, the Company had two customers from whom it generated sales greater than 10% of net revenues. Revenue from these customers was $1,942,295, or 27.5% of our net consolidated revenues during the three months ended July 31, 2025. Receivables from these customers were $723,585, or 18.7% of net receivables as of July 31, 2025.

During the nine months ended July 31, 2026, the Company had no customers from whom it generated sales greater than 10% of net consolidated revenues.

During the nine months ended July 31, 2025, the Company had no customers from whom it generated sales greater than 10% of net consolidated revenues.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2026 and October 31, 2025

Note 11 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

On October 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands segment disclosure requirements by requiring disclosure of significant segment expenses and other segment items that are regularly provided to the Company’s Chief Operating Decision Maker (“CODM”) and included in each reported measure of segment profit or loss. The amendments also require disclosure of other segment items by reportable segment.

The Company adopted ASU 2023-07 on November 1, 2025. Accordingly, the segment disclosures included in these unaudited consolidated financial statements have been prepared in accordance with the amended requirements of Topic 280.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU 2024-03 is intended to improve disclosures regarding a public business entity’s expenses and address investor requests for additional information about the nature of expenses included in commonly presented expense captions, such as cost of revenues, selling, general and administrative expenses, and research and development expenses. The amendments are disclosure-related and do not affect recognition or measurement. The Company expects to adopt ASU 2024-03 effective November 1, 2026, with interim disclosures beginning in the quarter ending January 31, 2027.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances income tax disclosure requirements by requiring greater disaggregation of information included in the effective income tax rate reconciliation and income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024. The Company expects to adopt ASU 2023-09 effective November 1, 2026 and is currently evaluating the presentation and disclosure requirements of the standard. Because the amendments are disclosure-related, the Company does not expect adoption to have an impact on its consolidated financial position, results of operations, or cash flows.

In March 2025, the FASB issued ASU 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. ASU 2025-02 incorporates certain Securities and Exchange Commission guidance into the Accounting Standards Codification. The amendments do not change existing GAAP requirements. Accordingly, the Company does not expect adoption of ASU 2025-02 to have a material impact on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. Among other amendments, ASU 2025-05 permits public companies to assume that economic conditions existing at the time a receivable or contract asset is recognized are representative of future economic conditions when estimating expected credit losses. The amendments are effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the impact of ASU 2025-05 and expects to adopt the standard on its effective date.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. ASU 2025-10 establishes guidance regarding the recognition, presentation, and disclosure of government grants received by business entities. The amendments are effective for annual periods beginning after December 15, 2028, and early adoption is permitted. The Company receives government grants from time to time and is evaluating the potential impact of ASU 2025-10 on its accounting and disclosures. The Company expects to adopt the standard on its effective date.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 consolidates certain interim reporting requirements currently dispersed throughout the Accounting Standards Codification and introduces an additional disclosure principle requiring entities to disclose events occurring since the end of the most recent annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company expects to adopt ASU 2025-11 on its effective date.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. ASU 2025-12 is part of the FASB’s ongoing project to make minor amendments and technical corrections to the Accounting Standards Codification. The amendments affect multiple Codification topics and are intended to clarify and improve existing guidance. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Based on its preliminary evaluation, the Company does not expect adoption of ASU 2025-12 to have a material impact on its consolidated financial statements.

Note 12 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Intangibles consisted of the following as of:

		July 31, 2026			October 31, 2025
Finite-lived intangible assets	Average Life (Years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net

Customer Relationships	10	$-	$-	$-	$919,503	$(919,503)	$-
Non-Compete Agreements	4	224,637	(98,278)	126,359	423,548	(255,744)	167,804
Value of Technology	7	2,947,155	(736,789)	2,210,366	2,947,155	(426,070)	2,521,085
Patents	10	901,729	(392,728)	509,001	845,906	(355,207)	490,699
Total intangible assets		$4,073,521	$(1,227,795)	$2,845,726	$5,136,112	$(1,956,524)	$3,179,588

Amortization of intangible assets for the three months ended July 31, 2026 and 2025 was $135,372 and $136,259, respectively, and for the nine months ended July 31, 2026 and 2025 was $406,681 and $394,566, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2026 and October 31, 2025

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

Note 13– EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

Diluted earnings per share are computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of potential common shares. Potentially dilutive securities consist primarily of stock options and restricted stock awards and are included in the calculation of diluted earnings per share using the treasury stock method.

Potential common shares are excluded from the computation of diluted earnings per share when their effect would be anti-dilutive.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
Fiscal Period	2026	2025	2026	2025
Numerator:
Net Income	$1,389,612	$1,282,985	$4,018,145	$3,104,722

Denominator:
Basic weighted average common shares outstanding	11,279,904	11,237,654	11,275,149	11,226,665
Unexercised portion of options and restricted stock awards	19,047	66,895	19,047	66,895
Diluted outstanding shares	11,298,951	11,304,549	11,294,196	11,293,560

Net income per share

Basic	$0.12	$0.11	$0.36	$0.28
Diluted	$0.12	$0.11	$0.36	$0.27

Note 14 – 2017 AND 2021 STOCK INCENTIVE PLANS (SIPs)

On December 6, 2017, the Board of Directors adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which was subsequently approved by shareholders at the Annual General Meeting held on July 24, 2018. The purpose of the 2017 Plan is to promote the long-term interests of the Company and its shareholders by attracting, retaining and motivating directors, officers, employees and other eligible service providers through equity-based incentives. The 2017 Plan authorizes the issuance of up to 913,612 shares of common stock.

On July 12, 2021, the Board of Directors adopted the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan is substantially identical to the 2017 Plan in all material respects, except that it authorizes the issuance of up to 1,000,000 shares of common stock. The 2017 Plan and the 2021 Plan are referred to collectively as the “Stock Incentive Plans” or “SIPs.”

Shares issued under the SIPs may consist of either authorized but unissued shares or treasury shares, as determined by the Compensation Committee. To the extent treasury shares are utilized, references in the SIPs to the issuance of shares shall be deemed, for corporate law purposes, to refer to the transfer of shares from treasury.

During the three months ended July 31, 2026, the Company granted 12,802 restricted stock awards and no stock options were exercised. During the period, 3,500 previously vested restricted stock awards that had remained unsettled were settled. In addition, 1,102 shares of common stock were issued pursuant to the terms of the 2017 Plan.

During the nine months ended July 31, 2026, 12,802 stock awards were granted and no stock options were exercised. Restricted stock award settlements during the period resulted in the issuance of 10,179 shares of common stock and the transfer of 1,303 treasury shares. In addition, 2,500 restricted stock awards were forfeited, and 2,347 restricted stock awards vested but remained unsettled as of July 31, 2026.

As of July 31, 2026, an aggregate of 1,398,911 shares of common stock remained available for future grants under the SIPs.

The Company recognized stock-based compensation expense of $25,778 and $29,773 for the three months ended July 31, 2026 and 2025, respectively. The stock-based compensation expense recognized during the three months ended July 31, 2026 related to restricted stock awards. For the nine months ended July 31, 2026 and 2025, the Company recognized stock-based compensation expense of $39,063 and $196,156, respectively.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2026 and October 31, 2025

Note 15 – SEGMENT ANALYSIS

The Company operates through three reportable segments: the Marine Technology Business, Acoustics Sensors and Materials Business, and Defense Engineering Services Business (collectively, the “Business Segments”).

The Business Segments are managed separately due to differences in their products and services, customer bases, markets served, operational characteristics, and resource requirements. Segment operating income is determined as segment revenue less cost of revenues and directly attributable operating expenses, including research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses. Corporate expenses consist primarily of general corporate administrative costs and are not allocated to the reportable segments.

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”). The CODM evaluates the performance of the Business Segments using segment revenues, operating expenses and operating income prepared in accordance with U.S. GAAP. Segment operating income is the primary measure of segment profit or loss used by the CODM to assess segment performance, allocate resources, evaluate operating trends, assess investment opportunities, and monitor actual results against budgets and forecasts.

The revenues presented in this Note 15 represent sales to external customers. Intercompany transactions between reportable segments are eliminated in consolidation and are therefore excluded from consolidated revenues. Supplemental information regarding intercompany sales is presented below for segment reporting purposes.

Marine Technology Business (“Products”)

The Marine Technology Business develops, manufactures and supplies underwater technologies for commercial and government customers. Its principal products include real-time 3D imaging sonar systems and diving augmented reality technologies through near eye displays for subsea applications.

Acoustics Sensors and Materials Business (“PAL”)

PAL develops and supplies acoustic sensors, acoustic testing environments and acoustic materials. Its sensor technologies are used in precision ultrasonic measurement applications across a diverse range of markets, including medical, subsea, defense, academic and research institutions.

Defense Engineering Services Business (“Services”)

The Defense Engineering Services Business consists of two operational units, one located in the United States and one located in the United Kingdom. These operations primarily provide engineering services and proprietary subassemblies to prime defense contractors for integration into larger mission-critical defense systems.

The following tables summarize segment asset and operating balances by reportable segment for the three and nine months ended July 31, 2026, and 2025, respectively.

The Company’s reportable segments generate revenues from customers located in the following geographic regions:

●	Americas

●	Europe

●	Asia-Pacific (including Australia)

●	Middle East and Africa

Revenue information by geographic region is based on the location of the end customer.

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2026 and October 31, 2025

Note 15 - SEGMENT ANALYSIS (Continued)

	Marine Technology Business (“Products”)	Acoustics Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Corporate	Total

Three Months Ended July 31, 2026

Net Revenues	$3,377,472	$1,610,920	$2,729,077	$-	$7,717,469

Cost of Revenues	725,321	766,415	1,175,439	-	2,667,175

Gross Profit	2,652,151	844,505	1,553,638	-	5,050,294

Research & Development	473,749	155,494	99,973	-	729,216
Selling, General & Administrative	1,328,538	489,162	546,630	423,473	2,787,803

Total Operating Expenses	1,802,287	644,656	646,603	423,473	3,517,019

Income (Loss) from Operations	849,864	199,849	907,035	(423,473)	1,533,275

Other Income
Other Income	2,902	21,357	-	-	24,259
Interest Income	146,761	1,213	69,863	15,980	233,817

Total Other Income, net	149,663	22,570	69,863	15,980	258,076

Income (Loss) before Income Taxes	999,527	222,419	976,898	(407,493)	1,791,351

Income Tax (Expense) Benefit
Current Tax (Expense)	(74,151)	(10,017)	(27,478)	(296,937)	(408,583)
Deferred Tax Benefit	-	-	-	6,844	6,844

Total Income Tax (Expense)	(74,151)	(10,017)	(27,478)	(290,093)	(401,739)

Net Income (Loss)	$925,376	$212,402	$949,420	$(697,586)	$1,389,612

Supplemental Disclosures

Total Assets	$39,788,972	$7,695,001	$16,849,840	$4,519,553	$68,853,366

Total Liabilities	$2,696,910	$1,506,817	$1,717,308	$201,519	$6,122,554

Revenues from Intercompany Sales - eliminated from sales above	$1,054,648	$36	$12,289	$775,000	$1,841,973

Depreciation and Amortization	$155,755	$186,790	$20,965	$12,681	$376,191

Purchases of Long-lived Assets	$2,261	$13,061	$60,532	$86,361	$162,215

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2026 and October 31, 2025

Note 15 – SEGMENT ANALYSIS (Continued)

	Marine Technology Business (“Products”)	Acoustics Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Corporate	Total

Three Months Ended July 31, 2025

Net Revenues	$3,984,475	$1,458,536	$1,621,784	$-	$7,064,795

Cost of Revenues	915,778	659,377	665,884	-	2,241,039

Gross Profit	3,068,697	799,159	955,900	-	4,823,756

Research & Development	428,007	98,502	45,959	-	572,468
Selling, General & Administrative	1,342,856	451,588	662,604	414,261	2,871,309

Total Operating Expenses	1,770,863	550,090	708,563	414,261	3,443,777

Income (Loss) from Operations	1,297,834	249,069	247,337	(414,261)	1,379,979

Other Income
Other Income	7,027	1,895	-	-	8,922
Interest Income	121,878	1,144	29,998	1,828	154,848

Total Other Income, net	128,905	3,039	29,998	1,828	163,770

Income (Loss) before Income Taxes	1,426,739	252,108	277,335	(412,433)	1,543,749

Income Tax Benefit (Expense)
Current Tax Benefit (Expense)	363	(3,160)	(46,389)	(219,600)	(268,786)
Deferred Tax Benefit	-	-	-	8,022	8,022

Total Income Tax Benefit (Expense)	363	(3,160)	(46,389)	(211,578)	(260,764)

Net Income (Loss)	$1,427,102	$248,948	$230,946	$(624,011)	$1,282,985

Supplemental Disclosures

Total Assets	$38,121,854	$6,838,086	$13,485,367	$3,467,751	$61,913,058

Total Liabilities	$2,313,810	$1,215,699	$744,611	$367,192	$4,641,312

Revenues from Intercompany Sales - eliminated from sales above	$2,108,899	$22,914	$171,218	$1,563,000	$3,866,031

Depreciation and Amortization	$142,362	$196,344	$16,446	$13,143	$368,295

Purchases of Long-lived Assets	$210,225	$20,072	$10,050	$-	$240,347

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2026 and October 31, 2025

NOTE 15 – SEGMENT ANALYSIS (Continued)

	Marine Technology Business (“Products”)	Acoustics Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Corporate	Total

Nine Months Ended July 31, 2026

Net Revenues	$9,572,067	$4,720,503	$7,039,023	$-	$21,331,593

Cost of Revenues	2,208,198	1,997,792	3,130,226	-	7,336,216

Gross Profit	7,363,869	2,722,711	3,908,797	-	13,995,377

Research & Development	1,326,692	376,070	280,860	-	1,983,622
Selling, General & Administrative	3,195,464	1,411,414	1,664,620	1,403,936	7,675,434

Total Operating Expenses	4,522,156	1,787,484	1,945,480	1,403,936	9,659,056

Income (Loss) from Operations	2,841,713	935,227	1,963,317	(1,403,936)	4,336,321

Other Income
Other Income	146,492	50,961	-	-	197,453
Interest Income	405,843	3,350	124,873	43,936	578,002

Total Other Income, net	552,335	54,311	124,873	43,936	775,455

Income (Loss) before Income Taxes	3,394,048	989,538	2,088,190	(1,360,000)	5,111,776

Income Tax (Expense) Benefit
Current Tax (Expense)	(202,888)	(237,999)	(206,284)	(456,831)	(1,104,002)
Deferred Tax Benefit	-	-	-	10,371	10,371

Total Income Tax (Expense)	(202,888)	(237,999)	(206,284)	(446,460)	(1,093,631)

Net Income (Loss)	$3,191,160	$751,539	$1,881,906	$(1,806,460)	$4,018,145

Supplemental Disclosures

Total Assets	$39,788,972	$7,695,001	$16,849,840	$4,519,553	$68,853,366

Total Liabilities	$2,696,910	$1,506,817	$1,717,308	$201,519	$6,122,554

Revenues from Intercompany Sales - eliminated from sales above	$2,582,528	$22,045	$74,038	$2,325,000	$5,003,611

Depreciation and Amortization	$439,171	$557,030	$57,647	$37,905	$1,091,753

Purchases of Long-lived Assets	$95,080	$57,464	$83,483	$129,700	$365,727

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2026 and October 31, 2025

Note 15 – SEGMENT ANALYSIS (Continued)

	Marine Technology Business (“Products”)	Acoustics Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Corporate	Total

Nine Months Ended July 31, 2025

Net Revenues	$10,138,374	$4,069,866	$5,083,729	$-	$19,291,969

Cost of Revenues	2,779,363	1,611,158	2,151,941	-	6,542,462

Gross Profit	7,359,011	2,458,708	2,931,788	-	12,749,507

Research & Development	1,399,204	284,732	121,653	-	1,805,589
Selling, General & Administrative	3,006,078	1,298,765	1,840,591	1,668,799	7,814,233

Total Operating Expenses	4,405,282	1,583,497	1,962,244	1,668,799	9,619,822

Income (Loss) from Operations	2,953,729	875,211	969,544	(1,668,799)	3,129,685

Other Income
Other Income	17,840	102,081	-	-	119,921
Interest Income	363,549	4,736	83,308	43,020	494,613

Total Other Income, net	381,389	106,817	83,308	43,020	614,534

Income (Loss) before Income Taxes	3,335,118	982,028	1,052,852	(1,625,779)	3,744,219

Income Tax (Expense) Benefit
Current Tax (Expense)	(81,169)	(170,243)	(46,389)	(394,560)	(692,361)
Deferred Tax Benefit	-	-	-	52,864	52,864

Total Income Tax (Expense)	(81,169)	(170,243)	(46,389)	(341,696)	(639,497)

Net Income (Loss)	$3,253,949	$811,785	$1,006,463	$(1,967,475)	$3,104,722

Supplemental Disclosures

Total Assets	$38,121,854	$6,838,086	$13,485,367	$3,467,751	$61,913,058

Total Liabilities	$2,313,810	$1,215,699	$744,611	$367,192	$4,641,312

Revenues from Intercompany Sales - eliminated from sales above	$5,220,773	$45,005	$273,952	$2,175,000	$7,714,730

Depreciation and Amortization	$424,179	$525,736	$48,973	$38,479	$1,037,367

Purchases of Long-lived Assets	$233,519	$134,049	$25,098	$-	$392,666

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2026 and October 31, 2025

Note 16 – DISAGGREGATION OF NET REVENUES

Information about the Company’s operations in different geographic areas for the three months and nine months ended July 31, 2026 and 2025, is shown below. Net revenues are attributed to geographic areas based on the location of the customer.

	For the Three Months Ended July 31, 2026
	Marine Technology Business (“Products”)	Acoustics Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Total

Disaggregation of Total Net Revenues

Primary Geographical Markets
Americas	$1,597,751	$695,814	$1,158,580	$3,452,145
Europe	547,970	430,751	1,570,497	2,549,218
Australia/Asia	959,127	425,320	-	1,384,447
Middle East/Africa	272,624	59,035	-	331,659

Total Revenues	$3,377,472	$1,610,920	$2,729,077	$7,717,469

Major Goods/Service Lines
Equipment Sales	$2,257,201	$1,456,891	$42,409	$3,756,501
Equipment Rentals	703,927	-	-	703,927
Software Sales	94,971	-	-	94,971
Engineering Parts	-	-	2,575,094	2,575,094
Services	321,373	154,029	111,574	586,976

Total Revenues	$3,377,472	$1,610,920	$2,729,077	$7,717,469

Goods transferred at a point in time	$2,352,172	$1,456,891	$42,409	$3,851,472
Services transferred over time	1,025,300	154,029	2,686,668	3,865,997

Total Revenues	$3,377,472	$1,610,920	$2,729,077	$7,717,469

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2026 and October 31, 2025

Note 16 – DISAGGREGATION OF NET REVENUES (Continued)

	For the Three Months Ended July 31, 2025
	Marine Technology Business (“Products”)	Acoustics Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Total
Disaggregation of Total Net Revenues

Primary Geographical Markets
Americas	$1,696,334	$299,861	$583,940	$2,580,135
Europe	157,227	619,730	1,037,844	1,814,801
Australia/Asia	1,079,902	501,892	-	1,581,794
Middle East/Africa	1,051,012	37,053	-	1,088,065

Total Revenues	$3,984,475	$1,458,536	$1,621,784	$7,064,795

Major Goods/Service Lines
Equipment Sales	$2,746,255	$1,169,611	$269,036	$4,184,902
Equipment Rentals	304,617	3,084	-	307,701
Software Sales	236,803	-	-	236,803
Engineering Parts	-	-	1,100,991	1,100,991
Services	696,800	285,841	251,757	1,234,398

Total Revenues	$3,984,475	$1,458,536	$1,621,784	$7,064,795

Goods transferred at a point in time	$2,983,058	$1,169,611	$269,036	$4,421,705
Services transferred over time	1,001,417	288,925	1,352,748	2,643,090

Total Revenues	$3,984,475	$1,458,536	$1,621,784	$7,064,795

	For the Nine Months Ended July 31, 2026
	Marine Technology Business (“Products”)	Acoustics Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Total
Disaggregation of Total Net Revenues

Primary Geographical Markets
Americas	$2,446,411	$1,191,226	$2,348,698	$5,986,335
Europe	1,468,864	1,964,867	4,690,325	8,124,056
Australia/Asia	4,983,527	1,399,620	-	6,383,147
Middle East/Africa	673,265	164,790	-	838,055

Total Revenues	$9,572,067	$4,720,503	$7,039,023	$21,331,593

Major Goods/Service Lines
Equipment Sales	$6,292,687	$4,108,867	$122,574	$10,524,128
Equipment Rentals	2,212,222	-	-	2,212,222
Software Sales	439,015	-	-	439,015
Engineering Parts	-	-	6,097,342	6,097,342
Services	628,143	611,636	819,107	2,058,886

Total Revenues	$9,572,067	$4,720,503	$7,039,023	$21,331,593

Goods transferred at a point in time	$6,731,702	$4,108,867	$122,574	$10,963,143
Services transferred over time	2,840,365	611,636	6,916,449	10,368,450

Total Revenues	$9,572,067	$4,720,503	$7,039,023	$21,331,593

CODA OCTOPUS GROUP, INC.

Notes to the Unaudited Consolidated Financial Statements

July 31, 2026 and October 31, 2025

Note 16 – DISAGGREGATION OF NET REVENUES (Continued)

	For the Nine Months Ended July 31, 2025
	Marine Technology Business (“Products”)	Acoustics Sensors and Materials Business (“PAL”)	Defense Engineering Services Business (“Services”)	Total
Disaggregation of Total Net Revenues

Primary Geographical Markets
Americas	$3,474,671	$732,083	$2,416,400	$6,623,154
Europe	734,877	1,816,858	2,667,329	5,219,064
Australia/Asia	4,871,995	1,422,636	-	6,294,631
Middle East/Africa	1,056,831	98,289	-	1,155,120

Total Revenues	$10,138,374	$4,069,866	$5,083,729	$19,291,969

Major Goods/Service Lines
Equipment Sales	$7,800,318	$3,467,688	$456,547	$11,724,553
Equipment Rentals	697,851	3,084	-	700,935
Software Sales	585,651	59,600	-	645,251
Engineering Parts	-	-	3,921,190	3,921,190
Services	1,054,554	539,494	705,992	2,300,040

Total Revenues	$10,138,374	$4,069,866	$5,083,729	$19,291,969

Goods transferred at a point in time	$8,385,969	$3,527,288	$471,644	$12,384,901
Services transferred over time	1,752,405	542,578	4,612,085	6,907,068

Total Revenues	$10,138,374	$4,069,866	$5,083,729	$19,291,969

Note 17 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items recognized in the applicable reporting period. The estimated annual effective tax rate is updated quarterly based on the most current information available. Changes in the estimated annual effective tax rate are recognized in the period in which the change is identified.

The Company’s quarterly income tax provision and estimated annual effective tax rate may vary significantly from period to period due to several factors, including the level and mix of earnings among taxing jurisdictions, the timing and impact of intercompany transactions, the applicability of special tax regimes, changes in the Company’s operating structure, fluctuations in foreign currency exchange rates, stock-based compensation, and changes in tax laws, regulations, and administrative practices.

The One Big Beautiful Bill Act of 2025 (the “2025 Tax Act”) was enacted on July 4, 2025. The 2025 Tax Act includes several changes to U.S. corporate income tax rules, including the reinstatement of 100% accelerated depreciation for qualified property, retroactive to January 20, 2025, and the immediate expensing of domestic research and development costs, retroactive to January 1, 2025. For fiscal year 2026, the Company does not expect these provisions to have a material impact on its U.S. cash tax obligations.

Beginning in fiscal year 2027, the Company expects its income tax provision to increase primarily as a result of a reduction in the foreign income deduction available under the global intangible low-taxed income (“GILTI”) provisions of the 2025 Tax Act.

The Company continues to evaluate the impact of the 2025 Tax Act and other enacted or proposed tax law changes as additional guidance becomes available. Any resulting adjustments will be recognized in the period in which such information becomes available and the effects can be reasonably estimated.

The Company’s estimated effective tax rate for the three months ended July 31, 2026 and 2025 was 22.4% and 16.9%, respectively. Current income tax expense for the three months ended July 31, 2026 and 2025 was $408,583 and $268,786, respectively.

The Company’s estimated effective tax rate for the nine months ended July 31, 2026 and 2025 was 21.4% and 17.1%, respectively. Current income tax expense for the nine months ended July 31, 2026 and 2025 was $1,104,002 and $692,361, respectively.

Deferred income tax benefit for the three months ended July 31, 2026 was $6,844, compared to a deferred income tax benefit of $8,022 for the three months ended July 31, 2025. Deferred income tax benefit for the nine months ended July 31, 2026 was $10,371, compared to a deferred income tax benefit of $52,864 for the nine months ended July 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein, other than statements of historical fact, are forward-looking statements. In particular, statements regarding industry prospects, customer demand, future operating results, financial position, business strategy, and future economic performance are forward-looking statements.

These forward-looking statements may be identified by the use of words such as “believes,” “estimates,” “could,” “anticipates,” “projects,” “expects,” “may,” “will,” “should,” or similar expressions. Forward-looking statements are based on management’s current expectations, assumptions, and forecasts and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements.

Factors that could cause actual results to differ materially include, among others, fluctuations in foreign exchange rates; changes in global economic, geopolitical, and market conditions; changes in tariff and trade policies; reductions in government spending or delays in defense procurement programs; changes in customer demand and spending patterns; inflationary pressures; interest rate fluctuations; supply chain disruptions; inventory management risks; and other unforeseen events or circumstances that may adversely affect our business, financial condition, results of operations, or cash flows. Additional risks and uncertainties are discussed in our filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, as amended by Form 10-K/A. We undertake no obligation to update any forward-looking statements, except as required by applicable law.

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, filed with the SEC on January 29, 2026, as amended by Form 10-K/A filed on February 26, 2026. This discussion reflects management’s best assessment as of the date of this report and should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein is indicative of future operating results.

General Overview

Throughout these discussions, the following terms shall have the meaning set forth below:

●	Current Quarter refers to the three months ended July 31, 2026.

●	Previous Quarter refers to the three months ended July 31, 2025.

●	Current Nine Month Period refers to the nine months ended July 31, 2026.

●	Previous Nine Month Period refers to the nine months ended July 31, 2025.

We operate through three reportable segments: Marine Technology Business, Acoustics Sensors and Materials Business, and Defense Engineering Services Business. These segments reflect how management evaluates business performance, allocates resources, and manages operations. See Part I, Item 1, “Financial Statements – Note 15 – Segment Analysis.”

We market and sell our products and services internationally. During the Current Quarter, revenues generated from customers located outside the United States were $4,265,324, representing 55.3% of consolidated net revenues. As a result, our operating results are affected by foreign currency fluctuations, international trade policies, geopolitical developments, and economic conditions in the regions in which we conduct business.

Our business is also influenced by broader macroeconomic conditions, including inflation, interest rates, government spending priorities, global trade policies, and geopolitical developments. These conditions may disrupt supply chains, increase operating costs, affect the availability and pricing of components and materials, delay customer procurement decisions, and reduce the predictability of customer spending patterns.

We expect these factors to continue to influence customer demand, procurement activity, supply chain conditions, and our operating results during the remainder of fiscal year 2026.

Factors Affecting our Business in the Current Quarter

The following discussion highlights significant factors that affected our business, financial condition, and results of operations during the Current Quarter.

Additional information regarding risks and uncertainties that may affect our business is included in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, as amended by Form 10-K/A, and should be considered together with the information presented in this Quarterly Report on Form 10-Q.

Business Disruption caused by the ongoing Iranian Conflict and the closure of the Strait of Hormuz

We operate in global markets, and our results are affected by macroeconomic conditions and geopolitical developments that influence customer demand, supply chain reliability, and overall business activity. During the Current Quarter, approximately 55.3% of our consolidated net revenues were generated outside the Americas compared to 63.5% in the Previous Quarter.

During the Current Quarter, geopolitical instability in the Middle East, including the ongoing conflict involving Iran and associated disruption to regional commercial activity, adversely affected portions of our Marine Technology Business. A significant portion of the customer base for this segment is located in the Middle East and Asia, and the uncertainty resulting from these developments contributed to delays in customer purchasing decisions, contract awards, and project activity. Revenue generated from customers in Asia and the Middle East totaled $1.2 million during the Current Quarter, compared to $2.1 million in the Previous Quarter, representing a decrease of approximately 42.2%. While multiple factors may influence customer demand, management believes that the geopolitical uncertainty and disruption affecting the region contributed to this decline.

In addition, these conditions have affected customer project schedules, resulting in longer procurement and program execution timelines in certain cases. Continued geopolitical instability in the region could further affect customer demand, the timing of project awards, supply chain efficiency, and our operating results.

We expect that geopolitical developments in the Middle East and related economic uncertainties may continue to affect our business, financial condition, and results of operations during the remainder of fiscal 2026.

Volatility in Global Trade Policy and Geopolitical Uncertainty

A significant portion of our revenue is derived from international markets. As a result, our business may be affected by changes in U.S. trade policy, including tariffs, trade restrictions, customs requirements, and other measures affecting international commerce, as well as broader geopolitical developments that influence global economic activity and customer demand.

A portion of the products sold into the U.S. market are manufactured in the United Kingdom. Accordingly, tariffs and other trade measures applicable to imports into the United States may increase costs, affect customer demand, reduce pricing flexibility, and adversely impact the competitiveness of our products in the U.S. market. Such developments may also contribute to supply chain inefficiencies and reduce visibility into customer purchasing decisions and future demand patterns.

During the Current Quarter, products imported into the United States from the United Kingdom were subject to a 10% tariff. Approximately 47.3% of Marine Technology Business product revenue was generated from sales to customers in the United States.

The ultimate impact of changes in trade policy, tariffs, and broader geopolitical developments remains uncertain and will depend on, among other factors, the duration, scope, and implementation of such measures, the response of customers and suppliers, and our ability to mitigate associated costs through pricing actions, sourcing alternatives, operational adjustments, or other initiatives. Continued volatility in global trade conditions could adversely affect our revenues, operating results, cash flows, and financial condition.

Currency Fluctuation and Foreign Exchange Risks

The functional currencies of our subsidiaries include the British Pound Sterling, U.S. Dollar, Euro, and Danish Krone. As a result, our consolidated financial statements are subject to the effects of changes in foreign currency exchange rates.

Fluctuations in exchange rates may affect our revenues, operating expenses, assets, liabilities, and operating results. A significant portion of our revenues and expenses is denominated in currencies other than the U.S. dollar. Accordingly, changes in exchange rates may cause period-to-period fluctuations in our reported results of operations and financial condition when the financial statements of our foreign subsidiaries are translated into U.S. dollars for reporting purposes.

In addition, we maintain intercompany balances among our international operations. Changes in foreign currency exchange rates may result in foreign exchange gains or losses arising from the remeasurement of certain intercompany balances and other monetary assets and liabilities denominated in currencies other than the applicable functional currency. Such gains or losses can be significant and may adversely affect our results of operations in a given reporting period.

We also hold cash and cash equivalents denominated in foreign currencies, including British Pound Sterling, Euros, and Danish Krone. Consequently, fluctuations in exchange rates affect the U.S. dollar value of these balances. A strengthening of the U.S. dollar relative to these currencies generally decreases their reported U.S. dollar value, while a weakening of the U.S. dollar generally increases their reported U.S. dollar value.

Although exchange rate movements may at times have a favorable effect on certain aspects of our financial results, there can be no assurance that future changes in currency exchange rates will not have a material adverse effect on our revenues, profitability, cash flows, financial condition, or results of operations.

The effects of foreign currency fluctuations are discussed further under the “Inflation and Foreign Currency section below and in Note 5, Foreign Currency Translation, to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Concentration of Business Opportunities Where the Sales Cycle is Long and Unpredictable

The Company’s Defense Engineering Services Business derives a significant portion of its revenues from subcontracts awarded by a limited number of prime defense contractors. The timing and volume of these awards are influenced by government procurement processes, budget appropriations, program funding decisions, and the priorities of U.S. federal agencies. Delays in the approval of government budgets, continuing resolutions, changes in spending priorities, or the failure of legislative bodies to reach agreement on appropriations may delay or reduce contract awards, which could adversely affect revenues and operating results.

In addition, significant growth opportunities within the Company’s Marine Technology Business, including its real-time 3D volumetric imaging sonar and Diver Augmented Vision Display (“DAVD”) technologies, are concentrated in the defense market. The procurement process for defense-related programs is often lengthy and subject to funding availability, budgetary constraints, testing and evaluation requirements, competitive award processes, and other factors outside the Company’s control. As a result, the timing of contract awards and customer orders can be difficult to predict and may fluctuate significantly from period to period. Delays, reductions, or cancellations of anticipated defense spending or procurement programs could adversely affect the Company’s revenues, operating results, cash flows, and growth prospects.

Impact on Revenues and Earnings

We are uncertain as to the extent of the impact the factors disclosed above and those in our Form 10-K for fiscal year ended October 31, 2025, as amended, are likely to have on our future financial results.

Impact on Liquidity, Balance Sheet and Assets

These factors may adversely impact on our availability of free cash flow, working capital and business prospects. As of July 31, 2026, we had cash and cash equivalents of $31,714,519 and cash provided by our operations of $3,430,017. Based on our outstanding obligations and our cash and cash equivalents, as well as our revolving line of credit with HSBC NA, we believe we have sufficient working capital to meet our anticipated cash needs for the next twelve months. However, any projections of future cash flows are subject to substantial uncertainty.

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

Our Marine Technology Business revenues are derived from both sales and rental of underwater solutions for imaging, mapping, survey applications and diving. PAL’s revenues are derived from sales of acoustic sensors, materials and calibration services, and our Defense Engineering Services Business revenues are derived from engineering services performed for third party customers who are primarily prime defense contractors (“DoD contractors”). Certain of these contracts require management to estimate contract progress and costs to complete, and revisions to these estimates may result in adjustments to revenue and profitability recognized in future periods. Our contracts do not include the possibility for additional contingent consideration so that our determination of the contract price does not involve having to consider potential additional variable consideration. Our product sales do not include a right of return by the customer.

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

For further discussion of our revenue recognition accounting policies, refer to Note 2 – “Revenue Recognition” to our unaudited consolidated financial statements and Note 2 “Summary of Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, as amended.

Inventory Allowance

We value our inventory based on our cost. We adjust the value of our inventory to the extent our management determines that our cost cannot be recovered due to obsolescence or other factors. In order to make these determinations, our management uses estimates of future demand and sales prices for each product to determine whether reductions in inventory values are required to reflect the lower of cost or net realizable value. In the event of a higher incidence of inventory obsolescence, we could be required to record additional reductions in inventory values, which would increase our cost of revenues and decrease our gross profit.

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

During the Current Quarter, the USD strengthened against the British Pound and weakened against the Danish Kroner, resulting in translated foreign revenues being lower by $26,608 than when using the Previous Quarter exchange rate. In addition, the associated costs of our foreign subsidiaries including cost of revenues and operating expenses when translated from their respective functional currencies into USD for reporting purposes were lower due to the strengthening of the USD, (for a discussion of the effect of foreign exchange rates see the discussion under “Inflation and Foreign Currency” below.

Consolidated net revenues in the Current Quarter increased by 9.2% and was $7,717,469 compared to $7,064,795 in the Previous Quarter. During the Current Quarter total operating expenses increased by 2.1% and income from operations increased by 11.1%. Pre-tax income in the Current Quarter was $1,791,351 compared to $1,543,749 in the Previous Quarter, representing an increase of 16.0%. A more detailed analysis of our results of operations is set out below.

A brief summary of the impact of exchange rate fluctuations is shown immediately below:

Revenue Impact – Percentage of Revenue and Costs from our Foreign Subsidiaries:

In the Current Quarter 60.7% of our consolidated net revenues was attributable to the Company’s foreign subsidiaries. When translating this amount from the native functional currencies of British Pound and Danish Kroner to USD in the Current Quarter this was $4,688,134 compared to $4,714,742 when using the exchange rate applied in the Previous Quarter and therefore a decrease in net revenues of $26,608.

Cost of Revenues and Operating Costs Impact from our Foreign Subsidiaries

In the Current Quarter 71.6% of our consolidated Operating Expenses and Cost of Revenues was attributable to the Company’s foreign subsidiaries and this was $4,410,741 (“Foreign Subsidiary Costs”) of our total costs of $6,162,814. When translating the Foreign Subsidiary Costs from the native functional currencies of British Pound and Danish Kroner to USD in the Current Quarter this was $29,408 lower when using the exchange rate of the Previous Quarter.

Segment Summary

Marine Technology Business (“Products”)

We sell our products internationally, with 52.7% of revenue generated by the Products Business in the Current Quarter derived from customers located outside the United States.

In the Current Quarter, the Products Business generated revenue of $3,377,472, representing 43.8% of consolidated net revenues, compared to $3,984,475, or 56.4% of consolidated net revenues, in the Previous Quarter, a decrease of $607,003, or 15.2%.

The decrease in revenue was primarily attributable to reduced demand for our goods and services arising from geopolitical uncertainty associated with the ongoing conflict involving Iran and the resulting disruption to offshore project activity in certain international markets. The impact was most evident in the Middle East and Asia, where customers delayed project execution and purchasing decisions. Revenue generated from the Middle East and Asia decreased to $1,231,751 in the Current Quarter from $2,130,914 in the Previous Quarter, representing a decrease of 42.2%. Revenue from the Americas also decreased to $1,597,751 compared to $1,696,344 in the Previous Quarter, a decline of 5.8%, primarily reflecting a slowdown in procurement activity on certain defense-related programs.

Gross profit margin increased to 78.5% in the Current Quarter from 77.0% in the Previous Quarter. The improvement was primarily driven by a favorable change in sales mix and lower commission expense. During the Current Quarter, utilization of our rental asset fleet increased, resulting in rental revenue increasing to $703,927 compared to $304,617 in the Previous Quarter, an increase of 131.1%. Rental revenue generally carries higher margins than equipment sales and was accompanied by a reduction in associated field service activity. In addition, lower hardware sales in Asia resulted in a reduction in commission expense of 60.5% to $37,909 compared to $96,088 in the Previous Quarter, further contributing to the improvement in gross margin.

Operating expenses for the Marine Technology Business increased modestly to $1,802,287 in the Current Quarter compared to $1,770,863 in the Previous Quarter, an increase of 1.8%. The increase was primarily attributable to the recognition of contingent consideration expense associated with the acquisition of Precision Acoustics Limited (“PAL”). Contingent consideration expense totaled $438,588 in the Current Quarter compared to $158,872 in the Previous Quarter, an increase of 176.1%. Excluding this item, operating expenses decreased compared to the Previous Quarter, primarily due to lower wages and salaries expense and a favorable foreign exchange movement. The business recorded a foreign exchange gain of $18,793 in the Current Quarter, compared to a foreign exchange loss of $238,551 in the Previous Quarter.

As a result of the decrease in revenue, pre-tax income for the Products Business decreased to $999,527 in the Current Quarter from $1,426,739 in the Previous Quarter, a decline of 29.9%.

Acoustics Sensors and Materials Business (“PAL”)

In the Current Quarter, PAL generated revenue of $1,610,920, representing 20.9% of consolidated net revenues, compared to $1,458,536, or 20.6% of consolidated net revenues, in the Previous Quarter, an increase of $152,384, or 10.4%. PAL sells its products and service internationally. In the Current Quarter, revenue from the Americas was $695,814 compared to $299,861, representing an increase of 132.0%. Revenue in all other geographic regions declined.

Gross profit margin was 52.4% in the Current Quarter compared to 54.8% in the Previous Quarter. The decrease in gross margin primarily reflected changes in sales mix during the quarter. Commission expense decreased to $15,634 in the Current Quarter compared to $50,833 in the Previous Quarter, a decrease of 69.2%, reflecting a lower proportion of commission-bearing sales.

Total operating expenses increased to $644,656 in the Current Quarter compared to $550,090 in the Previous Quarter, an increase of 17.2%. The increase was primarily attributable to higher research and development expenses, which increased to $155,494 compared to $98,502 in the Previous Quarter, an increase of 57.9%. The increase in research and development expense was primarily attributable to engineering and product development activities associated with the Company’s acoustic tank product line. Customer demand for this product has increased over the past year, resulting in additional investment in product development and enhancement initiatives to support future growth opportunities.

As a result of the increase in operating expenses and the reduction in gross margin, pre-tax income decreased to $222,419 in the Current Quarter from $252,108 in the Previous Quarter, a decline of 11.8%.

Defense Engineering Services Business (“Services”)

In the Current Quarter, the Defense Engineering Services Business generated revenue of $2,729,077, representing 35.4% of consolidated net revenues, compared to $1,621,784, or 23.0% of consolidated net revenues, in the Previous Quarter, an increase of $1,107,293, or 68.3%. Both the UK and U.S. Services businesses experienced increased demand during the period, resulting in higher revenues from existing defense programs and newly awarded contracts.

Gross profit margin decreased to 56.9% in the Current Quarter from 58.9% in the Previous Quarter, reflecting the mix of engineering projects performed during the quarter. Commission expense was $16,256 in the Current Quarter compared to $0 in the Previous Quarter, reflecting the nature and source of project awards recognized during the period.

Total operating expenses decreased to $646,603 in the Current Quarter compared to $708,563 in the Previous Quarter, a decrease of $61,960, or 8.7%. The decrease was primarily attributable to lower payroll costs resulting from reduced headcount. Operating expenses also benefited from a foreign exchange gain of $32,724 in the Current Quarter compared to a foreign exchange loss of $6,558 in the Previous Quarter.

As a result of the significant increase in revenue and lower operating expenses, partially offset by the lower gross profit margin and increased commission expense, pre-tax income increased to $976,898 in the Current Quarter from $277,335 in the Previous Quarter, an increase of 252.2%.

Results of Operations for the Current Quarter compared to the Previous Quarter

Net Revenues: Total consolidated net revenues for the Current Quarter increased by 9.2% to $7,717,469, compared to $7,064,795 in the Previous Quarter. The increase was primarily attributable to higher revenues generated by the Company’s Defense Engineering Services Business and Acoustics Sensors and Materials Business (“PAL”), which offset the reduction in revenues generated by the Marine Technology Business. As discussed above, the Marine Technology Business, which primarily serves the marine offshore sector, was adversely affected by geopolitical uncertainty associated with the ongoing conflict involving Iran and the resulting disruption to offshore project activity in certain international markets. These conditions contributed to reduced customer demand and delays in project execution and purchasing decisions, resulting in a 15.2% decrease in revenue for the Marine Technology Business during the Current Quarter.

Gross Profit Margins: Gross profit margin was 65.4% in the Current Quarter (gross profit of $5,050,294) compared with 68.3% in the Previous Quarter (gross profit of $4,823,756). Although gross profit increased by 4.7%, consolidated gross profit margin decreased by 290 basis points, primarily due to changes in the mix of revenues generated by our operating segments. In particular, the Marine Technology Business, which generally generates higher gross margins than our other operating segments, represented 43.8% of consolidated net revenues in the Current Quarter compared with 56.4% in the Previous Quarter.

Within the Marine Technology Business, gross profit margin increased to 78.5% in the Current Quarter from 77.0% in the Previous Quarter. This improvement was primarily attributable to changes in product and geographic revenue mix. Equipment sales, which typically generate lower gross margins than rental and software revenues, decreased 17.8% to $2,257,201 from $2,746,255 in the Previous Quarter. Conversely, equipment rental revenues increased 131.1% to $703,927 from $304,617 in the Previous Quarter and represented a larger proportion of segment revenues during the Current Quarter. Gross margins also benefited from changes in geographic sales mix, including a lower proportion of revenues generated through commission-based distribution channels. As a result, despite a 15.2% decrease in total Marine Technology Business revenues to $3,377,472 in the Current Quarter from $3,984,475 in the Previous Quarter, the segment generated stronger gross profit margins during the Current Quarter.

Our gross profit margins may vary from period to period due to several factors, including changes in our revenue mix across business segments, product categories and geographic regions. Key drivers include:

● Revenue Mix by Business Segment. Gross margins differ across our operating segments. The Marine Technology Business generally generates higher gross margins than the Defense Engineering Services Business and PAL. Accordingly, changes in the relative contribution of each segment to consolidated revenues may significantly impact overall consolidated gross margins.

● Marine Technology Business Mix. Gross margins within the Marine Technology Business vary based on product mix and geographic region. Sales in certain regions, particularly Asia, often involve commission-based distribution arrangements that reduce margins. Margins also differ among hardware, software, rental and service revenues, with software and rental revenues generally generating higher margins than hardware sales.

● Defense Engineering Services Business. Revenue in this segment is predominantly generated from time-and-materials subcontract work supporting Department of Defense programs. These contracts typically yield lower gross margins than those generated by the Marine Technology Business.

● PAL Business. PAL supplies acoustic sensors and related materials, which typically generate gross margins in the range of 55% to 65%. Actual margins may vary depending on product mix and the proportion of sales completed through sales agents during a reporting period.

● Commission Structure. All business units utilize sales and distribution agents. Commission rates vary by product type, geography and transaction structure. A higher proportion of agent-facilitated sales, particularly within Asia for both the Marine Technology Business and PAL, may reduce gross margins. See Note 3, “Cost of Revenues,” for additional information.

● Rental Asset Utilization. Gross margins within the Marine Technology Business are influenced by both the size and utilization of the rental asset base. Depreciation expense associated with rental assets may fluctuate depending on investment levels and rental activity.

● Engineering Project Mix. Within the Defense Engineering Services Business, margins may vary depending on the nature of engineering projects performed and the relative mix of prototyping, design services and manufacturing activities.

In the Current Quarter, gross profit margins for the Marine Technology Business were 78.5% compared with 77.0% in the Previous Quarter; for PAL, 52.4% compared with 54.8%; and for the Defense Engineering Services Business, 56.9% compared with 58.9% in the Previous Quarter.

Since gross profit margins within the Marine Technology Business are influenced by the mix of product, rental, software and service revenues, as well as the geographic distribution of sales, a summary of revenues by category for the Current Quarter compared with the Previous Quarter is set out below:

	Three Months Ended July 31, 2026	Three Months Ended July 31, 2025
Description	Marine Technology Business (“Products”)	Marine Technology Business (“Products”)	Percentage Change
Equipment Sales	$2,257,201	$2,746,255	(17.8%)
Equipment Rental	703,927	304,617	131.1%
Software Sales	94,971	236,803	(59.9%)
Services	321,373	696,800	(53.9%)

Total Net Revenues	$3,377,472	$3,984,475	(15.2%)

Further information regarding the performance of each business segment, including revenues by product type and geographic region, is included in Notes 15, “Segment Analysis,” and 16, “Disaggregation of Net Revenues,” to the unaudited consolidated financial statements for the Current and Previous Quarters.

Research and Development (R&D): R&D expenditures in the Current Quarter increased 27.4% to $729,216 compared to $572,468 in the Previous Quarter. The increase was primarily attributable to a strategic engineering initiative within the PAL business to internally develop and enhance a key product line that was previously dependent on third-party supply arrangements. The initiative leverages engineering resources and expertise from across the Group and is expected to strengthen product development capabilities, increase vertical integration, and support future growth opportunities within this product category.

●	Marine Technology Business

During the Current Quarter, research and development (“R&D”) expenses in our Marine Technology Business increased by 10.7% to $473,749 compared to $428,007 in the Previous Quarter. The increase was primarily attributable to the deployment of engineering resources and expertise in support of a strategic cross-group product development initiative focused on the internal development and enhancement of a key PAL product line.

R&D expenditures in this business are incurred to support the ongoing development, enhancement and commercialization of our technologies, products and solutions. A significant portion of these costs consists of wages and salaries for engineering and technical personnel. Continued investment in R&D remains an important component of our growth strategy, as technological innovation is critical to maintaining the competitiveness, differentiation and long-term market relevance of our offerings.

●	Acoustics Sensors and Materials Business (PAL)

During the Current Quarter, R&D expenses at PAL increased by 57.9% to $155,494 compared to $98,502 in the Previous Quarter. R&D expenditures in this business are incurred to support ongoing investment in the development of acoustic sensors, acoustic materials, and related solutions. In the Current Quarter this was primarily attributable to a strategic engineering initiative within the PAL business to internally develop and enhance a key product line that was previously dependent on third-party supply arrangements. The initiative leverages engineering resources and expertise from across the Group and is expected to strengthen product development capabilities, increase vertical integration, and support future growth opportunities within this product category.

●	Defense Engineering Services Business

During the Current Quarter, R&D expenses in our Defense Engineering Services Business increased 117.5% to $99,973, compared to $45,959 in the Previous Quarter. R&D expenditures in this segment are primarily focused on advancing the Thermite® Octal family of mission-computing products and related technologies. The increase in R&D expenditures during the Current Quarter principally reflects increased engineering activities associated with product development initiatives, including efforts to enhance functionality, support future product offerings and address evolving customer and market requirements. As the defense technology market continues to evolve, we expect to continue investing in engineering capabilities and product development initiatives designed to support long-term growth opportunities within this segment.

Segment	Three Months Ended July 31, 2026	Three Months Ended July 31, 2025	Percentage Change

Marine Technology Business	$473,749	$428,007	10.7%
Acoustics Sensors and Materials Business (PAL)	$155,494	$98,502	57.9%
Defense Engineering Services Business	$99,973	$45,959	117.5%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Quarter decreased by 2.9% to $2,787,803 compared to $2,871,309 in the Previous Quarter. The decrease was primarily attributable to lower payroll-related costs and favorable foreign currency exchange rate movements. Payroll expenses decreased by 17.0% compared to the Previous Quarter, principally reflecting reduced headcount levels within certain operating businesses. In addition, foreign currency exchange rate variance adjustments resulted in a benefit of $42,377 during the Current Quarter, compared to an expense of $237,948 in the Previous Quarter. Non-cash charges represented 10.4% of total SG&A expenses, or $290,814, during the Current Quarter, compared to 20.2%, or $580,419, during the Previous Quarter and largely reflects exchange rate variance, where in the Current Quarter we had a benefit of $42,377 compared to an expense of $237,948 in the Previous Quarter. These non-cash charges primarily consisted of depreciation, amortization, stock-based compensation and foreign currency exchange rate variance adjustments.

Stock-based compensation expense decreased by 13.4% to $25,778 in the Current Quarter, compared to $29,773 in the Previous Quarter.

Key areas of SG&A expenditure for the Current Quarter compared to the Previous Quarter are summarized below:

	July 31,	July 31,	Percentage
Expenditure	2026	2025	Change
Wages and Salaries	$939,705	$1,131,777	(17.0)%
Legal and Professional Fees (including accounting, audit and tax)	$414,049	$386,046	7.3%
Rent and operating lease	$30,003	$5,750	421.8%
Contingent Consideration Expense - PAL Earn-Out	$438,588	$158,872	176.1%
Marketing (Excluding associated travel)	$51,711	$58,812	(12.1)%
Travel associated with marketing activities	$48,722	$43,314	12.5%
Office costs	$236,683	$191,770	23.4%

Wages and Salaries – wages and salaries decreased in the Current Quarter primarily due to reduced headcount, reflecting ongoing inflationary pressures in the engineering labor market and resulting workforce instability, particularly within the Defense Engineering Services Business. This business experienced elevated staff turnover during the period, contributing to a 17.0% reduction in wages and salaries. We expect wages and salaries to increase materially on a full-year basis in fiscal year 2026 compared to fiscal year 2025. We are currently operating with a reduced headcount and are actively recruiting to fill several vacant positions, including additions to our management team. Some of these hires may also result in incremental costs associated with our succession planning initiatives.

Legal and professional fees - increased by 7.3% during the Current Quarter. The increase primarily reflects the timing of professional services, including audit, tax and accounting-related activities.

Rent and operating lease expenses – The Company owns the majority of its operating facilities and, accordingly, rent and operating lease expenses do not represent a significant component of its cost structure. These expenses primarily relate to the Copenhagen office lease and the PAL facility lease. The expense includes lease costs recognized in accordance with ASC 842 in connection with the Company’s operating lease arrangements.

Contingent Consideration Expense - PAL Earn-Out: During the Current Quarter, the Company reassessed the probability of achieving the performance targets associated with the second-year earn-out provisions of the PAL acquisition. Based on PAL’s operating performance during the Current Nine-Month Period and management’s updated assessment of forecast performance through the remainder of the earn-out measurement period, the Company concluded that achievement of the applicable earn-out targets had become highly probable. As a result, the Company recognized the full estimated Year 2 earn-out obligation of $438,588 during the Current Quarter. By comparison, during the Previous Quarter, the Company recognized $158,872 relating to the Year 1 earn-out arrangement while continuing to assess the likelihood of achievement of the applicable performance conditions following the acquisition. Accordingly, the increase in expense primarily reflects a reassessment of contingent consideration associated with the PAL acquisition and does not represent an increase in the underlying operating cost structure of the business.

Marketing and associated travel costs: Marketing expenses consist primarily of personnel costs associated with our Digitalization Team, which supports content creation, product promotion and video production activities, together with expenses related to industry trade shows, technology demonstrations and customer engagement initiatives. Marketing expenditure decreased during the Current Quarter, primarily due to the timing of marketing events and related activities. On a full-year basis, we currently expect marketing expenses in fiscal year 2026 to be generally consistent with fiscal year 2025 levels.

Overhead related costs as a percentage of net revenues for Current Quarter, compared to the Previous Quarter: General corporate administrative expenses increased to $423,473 in the Current Quarter from $414,261 in the Previous Quarter. As a percentage of net revenues, these costs declined from 5.9% to 5.5%. The improvement primarily reflects increased consolidated net revenues during the Current Quarter and, to a lesser extent, lower stock-based compensation expense. Accordingly, corporate overhead costs were more efficiently absorbed across a larger revenue base during the Current Quarter.

Operating Income: In the Current Quarter operating income increased by 11.1% to $1,533,275 in the Current Quarter, compared to $1,379,979 in the Previous Quarter. The increase primarily reflects higher consolidated net revenues, which increased 9.2% during the Current Quarter compared to the Previous Quarter.

Other Income: In the Current Quarter, total other income, net, increased by 57.6% to $258,076, compared to $163,770 in the Previous Quarter. The increase was primarily attributable to higher interest income earned on the Company’s certificate of deposit accounts and a non-recurring interest receipt of $44,249 from tax authorities relating to delayed payment of Employment Retention Credit (ERC). Interest income was $233,817 during the Current Quarter, compared to $154,848 in the Previous Quarter. For additional information regarding the components of other income, net, see Note 7, Composition of Certain Financial Statement Captions, to the condensed unaudited consolidated financial statements. Interest income has become a significant component of other income due to the Company’s cash balances and investment of such balances in interest-bearing deposit accounts. To the extent cash balances and prevailing interest rates remain at comparable levels, we expect interest income to continue to contribute meaningfully to other income in future periods.

Income before income taxes: In the Current Quarter, pre-tax income increased by 16.0% to $1,791,351 in the Current Quarter, compared to $1,543,749 in the Previous Quarter. The increase primarily reflects higher income from operations resulting from increased consolidated net revenues, together with higher interest income earned on the Company’s interest-bearing deposit accounts.

Net Income: Net income for the Current Quarter was $1,389,612, compared to $1,282,985 in the Previous Quarter, representing an increase of 8.3%. The increase was driven by a 16.0% increase in pre-tax income, partially offset by a higher provision for income taxes during the Current Quarter. Current income tax expense was $408,583 in the Current Quarter, compared to $268,786 in the Previous Quarter. The increase primarily reflects higher taxable income and changes in the geographic mix of earnings among the jurisdictions in which the Company operates. Deferred tax expense was $6,844 in the Current Quarter, compared to a deferred tax benefit of $8,022 in the Previous Quarter. The deferred tax adjustments primarily related to stock-based compensation activity during the respective periods. The Company’s effective tax rate may vary significantly from period to period due to a number of factors, including changes in the level and geographic mix of pre-tax income and losses, the applicability of special tax regimes, changes in tax laws and regulations, stock-based compensation activity and movements in the Company’s stock price, changes in the valuation of deferred tax assets and liabilities, and foreign currency gains and losses. The geographic mix of earnings also affects the Company’s exposure to Global Intangible Low-Taxed Income (“GILTI”). The provisions of the One Big Beautiful Bill Act affecting the Company’s GILTI calculations, including changes to the computation methodology, are expected to become effective for the Company beginning in fiscal year 2027. The Company’s UK subsidiaries have certain restricted tax loss carryforwards and are eligible for research and development tax credits, which may be used to reduce UK income tax liabilities, subject to applicable tax rules and limitations. The availability and expected utilization of these tax attributes are considered in estimating the Company’s income tax provision and effective tax rate.

Comprehensive Income. Comprehensive income for the Current Quarter was $1,290,802 compared to $1,353,477 in the Previous Quarter, a decrease of $62,675, or 4.6%. Comprehensive income was affected by foreign currency translation adjustments arising from the translation of the financial statements of the Company’s foreign subsidiaries into U.S dollars for reporting purposes. Because a significant portion of the Company’s operations and assets are located in the United Kingdom and Denmark, fluctuations in exchange rates can materially affect comprehensive income through these translation adjustments. In the Previous Quarter, the Company recorded a gain of $70,492 from foreign currency translation adjustments, compared to a loss of $98,810 in the Current Quarter. Information regarding the geographic distribution of the Company’s assets is included in Note 7, “Property and Equipment by Geographic Area.” Additional information regarding foreign currency translation is included in Note 5, “Foreign Currency Translation,” and in the “Inflation and Foreign Currency” section below.

Results of Operations for the Current Nine Month Period compared to the Previous Nine Month Period

Net Revenues: Total consolidated net revenues for the Current Nine Month Period increased by 10.6% to $21,331,593, compared to $19,291,969 for the Previous Nine Month Period. The increase was primarily driven by a 38.5% increase in revenue from the Defense Engineering Services Business, which generated revenues of $7,039,023 compared to $5,083,729 in the Previous Nine Month Period. The increase reflects higher revenues generated by the UK operations of the Defense Engineering Services Business. PAL revenues increased by 16.0% to $4,720,503 in the Current Nine Month Period from $4,069,866 in the Previous Nine Month Period, reflecting an increase in the number of Acoustic Test Environments sold during the period. Revenues from the Marine Technology Business were $9,572,067 in the Current Nine Month Period compared to $10,138,374 in the Previous Nine Month Period, representing a decrease of 5.6%. The Marine Technology Business serves customers operating in the offshore marine sector, including customers in the Middle East and Asia. During the Current Nine Month Period, revenues from this segment were adversely affected by reduced demand from customers in these regions, which management believes was associated with geopolitical instability and uncertainty in the Middle East. Revenue from the Middle East region was $673,265 in the Current Nine Month Period compared to $1,056,831 in the Previous Nine Month Period, a decrease of 36.3%. Based on information currently available, management does not believe that the reduction in demand from customers in the region is indicative of a structural change in the market. However, ongoing geopolitical uncertainty and security considerations affecting offshore operations, including activities involving transit through or near the Strait of Hormuz, continue to create operational challenges for customers and may impact the timing of future projects and deployments in the region.

Gross Profit Margins: Consolidated gross profit increased to $13,995,377 in the Current Nine Month Period from $12,749,507 in the Previous Nine Month Period. Consolidated gross profit margin decreased slightly to 65.6% from 66.1%. The decrease in consolidated gross profit margin was primarily attributable to changes in revenue mix among our operating segments. The Marine Technology Business, which generally generates higher gross profit margins than our Defense Engineering Services Business and Acoustics Sensors and Materials Business (“PAL”), contributed 44.9% of consolidated net revenues during the Current Nine Month Period, compared to 52.6% in the Previous Nine Month Period. Conversely, the Defense Engineering Services Business and PAL collectively contributed 55.1% of consolidated net revenues during the Current Nine Month Period, compared to 47.4% in the Previous Nine Month Period. This shift in revenue mix toward businesses with comparatively lower gross margin profiles had an unfavorable impact on consolidated gross profit margin. The lower contribution from the Marine Technology Business was partially attributable to reduced customer activity in certain Middle East markets during the Current Nine Month Period, which management believes was associated with ongoing geopolitical uncertainty in the region.

Our gross profit margins may vary from period to period due to several factors, including changes in our revenue mix across business segments, product categories, and geographic regions. Key drivers include:

●	Revenue Mix by Business Segment Gross margins differ across our operating segments. The Marine Technology Business generally yields higher gross margins than the Defense Engineering Services Business and PAL. As a result, the percentage of consolidated net revenues attributable to each segment in a given period affects our overall gross margin.

●	Marine Technology Business Mix Gross margins within the Marine Technology Business vary based on product mix and geography. Sales in certain regions, particularly Asia, often involve commission-based distribution arrangements that reduce margins. Margins also differ between hardware and software sales, with hardware typically generating lower margins and software generating higher margins. In addition, margins vary between custom engineering services and field services performed by our technical support engineers.

●	Defense Engineering Services Business Revenue in this segment is primarily derived from time-and-materials contracts under Department of Defense subcontracts. These contracts generally yield lower gross margins compared to the Marine Technology Business.

●	PAL Business PAL supplies acoustic sensors and materials, which typically generate gross margins in the range of 55% to 65%. Actual margins may vary depending on product mix and the proportion of sales completed through sales agents during the reporting period.

●	Commission Structure All business units utilize sales and distribution agents, and commission levels vary based on product type, geography, and sales volume. A higher proportion of agent-facilitated sales, particularly in Asia for the Marine Technology Business and PAL, may reduce gross margins. See Note 3, “Cost of Revenues,” for additional information.

●	Rental Asset Utilization Gross margins in the Marine Technology Business are also affected by the size and utilization of the rental asset pool. Depreciation expense associated with rental assets may vary depending on investment levels and rental activity.

●	Engineering Project Mix Within the Defense Engineering Services Business, margins may fluctuate based on the nature of engineering projects performed, including the mix between prototyping, design services, and manufacturing activities.

Defense Engineering and Services Business (Services Business)

Gross profit margin for the Defense Engineering Services Business decreased to 55.5% in the Current Nine Month Period from 57.7% in the Previous Nine Month Period. The decrease was primarily attributable to the mix of projects performed during the Current Nine Month Period, together with higher commission expense. Commission costs increased to $83,236 in the Current Nine Month Period from $12,765 in the Previous Nine Month Period, representing an increase of approximately 552.1%.

Acoustics Sensors and Materials Business (PAL)

Gross profit margin for PAL decreased to 57.7% in the Current Nine Month Period from 60.4% in the Previous Nine Month Period. The decrease primarily reflects a higher proportion of Acoustic Test Environment sales during the Current Nine Month Period compared to the Previous Nine Month Period. Commission costs decreased to $62,416 in the Current Nine Month Period from $99,885 in the Previous Nine Month Period, representing a decrease of approximately 37.5%. The reduction in commission expense partially offset the impact of product mix on gross profit margin.

Marine Technology Business (Products)

Gross profit margin for the Marine Technology Business increased to 76.9% in the Current Nine Month Period from 72.6% in the Previous Nine Month Period. The improvement was primarily attributable to increased rental asset utilization and a reduction in hardware sales, together with a corresponding decrease in commission expense resulting from fewer sales completed through third-party sales agents. Gross profit margin also benefited from increased rental asset utilization. Rental revenues increased to $2,212,222 in the Current Nine Month Period from $697,851 in the Previous Nine Month Period, representing an increase of approximately 217.0%.

Since gross profit margins within the Marine Technology Business are influenced by revenue mix among equipment sales, rental revenue, software sales and services revenue, the following table presents net revenues by category for the periods presented:

	Nine Months Ended July 31, 2026	Nine Months Ended July 31, 2025
Description	Marine Technology Business (“Products”)	Marine Technology Business (“Products”)	Percentage Change
Equipment Sales	$6,292,687	$7,800,318	(19.3)%
Equipment Rental	$2,212,222	$697,851	217.0%
Software Sales	$439,015	$585,651	(25.0)%
Services	$628,143	$1,054,554	(40.4)%

Total Net Revenues	$9,572,067	$10,138,374	(5.6)%

Research and Development (R&D): R&D expenditures in the Current Nine Month Period were $1,983,622 compared to $1,805,589 in the Previous Nine Month Period, representing an increase of 9.9%.

●	Defense Engineering Services Business

During the Current Nine Month Period, R&D expenses in our Defense Engineering Services Business increased by 130.9% to $280,860, compared to $121,653 in the Previous Nine Month Period. R&D expenditures in the Current Nine Month Period was principally attributable to higher engineering activity associated with product development initiatives, including efforts to enhance existing product functionality, support future product offerings, and address evolving customer and market requirements.

●	Acoustics Sensors and Materials Business (PAL)

During the Current Nine Month Period, R&D expenses in our Acoustics Sensors and Materials Business increased by 32.1% to $376,070, compared to $284,732 in the Previous Nine Month Period. R&D expenditures in this business support the development of acoustic sensors, acoustic materials, and related solutions. The increase during the Current Nine Month Period was primarily attributable to a strategic engineering initiative to internally develop and enhance a key product line that was previously dependent on third-party supply arrangements. This initiative utilizes engineering resources and expertise from across the Group and is intended to strengthen product development capabilities, increase vertical integration, and support future growth opportunities within this product category.

●	Marine Technology Business

During the Current Nine Month Period, R&D expenses in our Marine Technology Business decreased by 5.2% to $1,326,692, compared to $1,399,204 in the Previous Nine Month Period. The decrease was primarily attributable to reduced engineering headcount during the Current Nine Month Period.

R&D expenditures in this business support the ongoing development, enhancement and commercialization of our technologies, products and solutions. A significant portion of these expenditures relates to compensation and associated costs for engineering and technical personnel.

The Marine Technology Business accounted for approximately 66.9% of the Group’s total R&D expenditures during the Current Nine Month Period, compared to 77.5% during the Previous Nine Month Period.

The table below sets out the R&D expenditure for each segment for the periods presented: -

Segment	July 31, 2026	July 31, 2025	Percentage Change

Marine Technology Business	$1,326,692	$1,399,204	(5.2)%
Acoustics Sensors and Materials Business (PAL)	$376,070	$284,732	32.1%
Defense Engineering Services Business	$280,860	$121,653	130.9%

Selling, General and Administrative Expenses (SG&A): SG&A expenses for the Current Nine Month Period decreased by 1.8% to $7,675,434 compared to $7,814,233 in the Previous Nine Month Period, a decrease of $138,799. SG&A expenses comprise both cash and non-cash components. Non-cash expenses represented 13.6%, or $1,040,915, of total SG&A expenses during the Current Nine Month Period, compared to 16.2%, or $1,267,193, during the Previous Nine Month Period. Non-cash expenses primarily consist of depreciation, amortization, stock-based compensation and foreign exchange rate variance charges. Such foreign exchange charges were $95,279 during the Current Nine Month Period compared to $231,954 during the Previous Nine Month Period. Stock-based compensation expense was $39,063 during the Current Nine Month Period compared to $196,156 during the Previous Nine Month Period.

Key areas of SG&A expenditure across the Group for the Current Nine Month Period compared with the Previous Nine Month Period are set forth below:

	July 31,	July 31,	Percentage
Expenditure	2026	2025	Change
Wages and Salaries	$2,845,124	$3,194,346	(10.9)%
Legal and Professional Fees (including accounting, audit, tax and investor relations)	$1,315,624	$1,318,124	(0.2)%
Rent and operating lease	$56,390	$57,680	(2.2)%
Contingent Consideration Expense – PAL Earn Out	$438,588	$158,872	176.1%
Marketing (Excluding associated travel)	$228,633	$287,191	(20.4)%
Travel associated with marketing activities	$118,662	$95,810	23.9%
Office costs	$660,478	$526,826	25.4%

Wages and Salaries – Wages and salaries decreased by 10.9% to $2,845,124 during the Current Nine Month Period compared to $3,194,346 during the Previous Nine Month Period. The decrease was primarily attributable to lower headcount across the Group during the Current Nine Month Period. The Company continues to recruit for a number of vacant positions, including certain management and technical roles.

Legal and professional fees, including accounting, audit, tax and investor relations expenses, decreased by 0.2% to $1,315,624 during the Current Nine Month Period compared to $1,318,124 during the Previous Nine Month Period. The slight decrease primarily reflects the timing of professional services engagements and related activities.

Rent and operating lease expenses decreased by 2.2% to $56,390 during the Current Nine Month Period compared to $57,680 during the Previous Nine Month Period. The Company owns the majority of its operating facilities and, accordingly, rent and operating lease expenses do not represent a significant component of its cost structure. These expenses primarily relate to the Copenhagen office lease and the PAL facility lease and include lease costs recognized under ASC 842.

Contingent Consideration Expense - PAL Earn-Out – During the Current Nine Month Period, the Company reassessed the probability of achieving the performance targets associated with the second-year earn-out provisions of the PAL acquisition. Based on PAL’s operating performance during the period and management’s updated assessment of expected performance through the remainder of the earn-out measurement period, the Company concluded that achievement of the applicable performance targets had become highly probable. As a result, the Company recognized compensation expense of $438,588 related to the estimated Year 2 earn-out obligation. By comparison, during the Previous Nine Month Period, the Company recognized $158,872 relating to the Year 1 earn-out arrangement. Accordingly, the increase primarily reflects a reassessment of contingent consideration associated with the PAL acquisition and is not indicative of an increase in the Company’s underlying operating cost structure.

Marketing and associated travel costs - Marketing expenses, excluding associated travel costs, decreased by 20.4% to $228,633 during the Current Nine Month Period compared to $287,191 during the Previous Nine Month Period. Marketing expenses consist primarily of personnel costs associated with the Company’s Digitalization Team, which supports content creation, product promotion and video production activities, together with expenditures related to industry trade shows, technology demonstrations and customer engagement initiatives. The decrease primarily reflects the timing of marketing events and related activities during the Current Nine Month Period. Travel costs associated with marketing activities increased by 23.9% to $118,662 during the Current Nine Month Period compared to $95,810 during the Previous Nine Month Period, primarily reflecting increased travel associated with customer engagement activities, trade shows and business development initiatives.

Overhead related costs as a percentage of net revenues for Current Nine Month Period, compared to the Previous Nine Month Period: General corporate administrative expenses during the Current Nine Month Period were $1,403,936, representing 6.6% of net revenue, compared to $1,668,799, representing 8.7% of net revenue, during the Previous Nine Month Period. The decrease in overhead-related costs was primarily attributable to lower stock-based compensation expense, which was $39,063 during the Current Nine Month Period compared to $196,156 during the Previous Nine Month Period, as well as lower marketing expenditures. As a percentage of net revenue, general corporate administrative expenses declined as revenue increased to $21,331,593 during the Current Nine Month Period from $19,291,969 during the Previous Nine Month Period. For additional information regarding general corporate administrative expenses, see Note 15, Segment Analysis, to the accompanying unaudited consolidated financial statements.

Operating Income: Income from operations during the Current Nine Month Period was $4,336,321 compared to $3,129,685 during the Previous Nine Month Period, representing an increase of 38.6%. The improvement primarily reflected higher consolidated net revenues, which increased 10.6% to $21,331,593 during the Current Nine Month Period from $19,291,969 during the Previous Nine Month Period. The higher revenue resulted in increased gross profit, while total operating expenses modestly increased by 0.4% compared to the Previous Nine Month Period. As a result, a significant portion of the increase in gross profit flowed through to operating income.

Other Income: During the Current Nine Month Period, total other income was $775,455 compared to $614,534 during the Previous Nine Month Period, an increase of $160,921, or 26.2%.The increase primarily reflected higher interest income earned on certificates of deposit, together with a gain on the sale of a vessel of $133,566 recognized during the Current Nine Month Period and interest received from the tax authorities of $44,249 relating to the delayed payment of Employee Retention Credit (ERC) amounts. Refer to Note 7, Composition of Certain Financial Statement Captions, for additional information regarding the components of other income. Future interest income will depend on the amount of cash invested and prevailing interest rates and may fluctuate from period to period.

Income before income taxes: During the Current Nine Month Period, income before income taxes was $5,111,776 compared to $3,744,219 during the Previous Nine Month Period, an increase of $1,367,557, or 36.5%. The increase was driven primarily by higher consolidated net revenues, resulting in increased gross profit, together with higher other income, as discussed above.

Net Income: Net income for the Current Nine Month Period was $4,018,145 compared to $3,104,722 in the Previous Nine Month Period, representing an increase of $913,423, or 29.4%. The increase in net income was primarily attributable to higher pre-tax income generated during the Current Nine Month Period. Income tax expense for the Current Nine Month Period was $1,104,002 compared to $692,361 in the Previous Nine Month Period. The increase in income tax expense was primarily attributable to higher taxable income generated during the Current Nine Month Period and the geographic mix of earnings among jurisdictions in which we operate. We also recorded deferred tax benefits of $10,371 and $52,864 during the Current and Previous Nine Month Periods, respectively, primarily related to the cancellation of stock awards.

Our effective tax rate may vary significantly from period to period due to a number of factors, including the level of pre-tax income, the geographic mix of earnings and losses, the applicability of special tax regimes, changes in tax laws and regulations, changes in the valuation of deferred tax assets and liabilities, stock-based compensation activity, foreign currency gains and losses, and our liability for Global Intangible Low-Taxed Income (“GILTI”).

During the Current Nine Month Period, approximately 27.4% of consolidated net revenues was generated by our U.S. subsidiaries. The provision for income taxes attributable to our U.S. operations, including federal, state, and GILTI taxes, was $456,831. The Company’s UK subsidiaries have certain restricted tax loss carryforwards and are eligible for research and development tax credits, which may be used to reduce UK income tax liabilities, subject to applicable tax rules and limitations. The availability and expected utilization of these tax attributes are considered in estimating the Company’s income tax provision and effective tax rate. During the Current Nine Month Period, we recorded a provision for income taxes of $563,398 related to our United Kingdom subsidiaries and $83,773 related to our Danish subsidiary, where the statutory corporate income tax rate is 22.0%.

Comprehensive Income: Comprehensive income for the Current Nine-Month Period was $4,590,004, compared to $3,947,067 in the Previous Nine-Month Period. Comprehensive income was affected by foreign currency translation adjustments arising from the translation of the financial statements of Company’s foreign subsidiaries into U.S Dollars for reporting purposes. Because a significant portion of the Company’s operations and assets are based in the United Kingdom and Denmark fluctuations in exchange rates can materially affect comprehensive income through these translation adjustments. Note 7 (“Property and equipment by geographic areas”) provides additional information regarding the geographic distribution of our assets. In the Previous Nine-Month Period, the Company recorded a gain of $842,345 from foreign currency translation adjustments, compared to a gain of $571,859 in the Current Nine-Month Period. Additional information regarding the impact of foreign currency movements on the Company’s results of operations in included in Table 2 within the MD&A section titled “Inflation & Foreign Currency”.

Liquidity and Capital Resources

As of July 31, 2026, the Company had accumulated earnings of $741,584, working capital of $49,174,243, cash of $31,714,519 and stockholders’ equity of $62,730,812. For the nine months ended July 31, 2026, the Company’s operating activities provided $3,430,017 cash.

The Company entered into a $4,000,000 revolving line of credit with HSBC NA on November 27, 2019, at prime. The outstanding balance on the line of credit was $0 as of July 31, 2026. This revolving credit line is annually reviewed and discretionarily renewed by HSBC NA.

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

In general, our subsidiaries conduct most of their financial transactions in their respective functional currencies. However, from time to time, a subsidiary may enter into transactions denominated in a foreign currency—for example, purchasing inventory from an overseas supplier. In addition, we hold significant cash balances in foreign currencies, including British Pounds, Euros, and Danish Kroner. As a result, movements in exchange rates can impact our cash and cash equivalents, as well as our overall financial position. We cannot predict the extent to which future currency fluctuations may affect our business, and such fluctuations may adversely impact our sales, profitability, and liquidity.

To provide additional transparency, we present information regarding the effect of changes in foreign exchange rates versus the U.S. Dollar on our net revenues, operating expenses, operating income, and certain balance sheet items. This information illustrates how our results for the three- and nine-month periods would have differed had foreign exchange rates remained consistent with those in the comparable prior-year periods.

* In Table 1 and Table 2 below, information for Indian Rupees (“INR”) and Australian Dollars (“AUD”) are not presented separately due to the immaterial level of activity in those jurisdictions; however, INR and AUD impacts are included within the consolidated totals (“Total USD” columns).

Table 1: Three Months ended July 31, 2026

	Based British Pounds		Based Danish Kroner		TOTAL USD
	Actual	Constant	Actual	Constant	Actual	Constant	*Total
	Results	Rates	Results	Rates	Results	Rates	Effect
	($)	($)	($)	($)	($)	($)	($)
Revenues	$4,166,049	$4,193,246	$522,085	$521,496	$4,688,134	$4,714,742	$(26,608)
Costs	$4,457,065	$4,486,161	$(51,686)	$(51,628)	$4,410,741	$4,440,149	$(29,408)
Net profit from operations	$(291,016)	$(292,915)	$573,771	$573,124	$277,393	$274,593	$2,800
Assets	$34,854,500	$34,071,811	$1,864,592	$1,874,269	$36,728,383	$35,955,926	$772,457
Liabilities	$(4,511,301)	$(4,409,996)	$(432,162)	$(434,405)	$(4,959,959)	$(4,861,037)	$(98,922)
Net assets	$30,343,199	$29,661,815	$1,432,430	$1,439,864	$31,768,424	$31,094,889	$673,535

As shown in the table above, the change in exchange rates between the Current Quarter and the Previous Quarter had a favorable impact on our results, increasing net income from operations by $2,800 and increasing net assets by $673,535 for the nine-month period since October 31, 2025.

Table 2: Nine Months ended July 31, 2026

	Based British Pounds		Based Danish Kroner		TOTAL USD
	Actual	Constant	Actual	Constant	Actual	Constant	*Total
	Results	Rates	Results	Rates	Results	Rates	Effect
	($)	($)	($)	($)	($)	($)	($)
Revenues	$13,631,066	$13,207,437	$1,854,806	$1,744,276	$15,485,872	$14,951,713	$534,159
Costs	$11,646,080	$11,284,141	$127,997	$120,370	$11,794,601	$11,423,106	$371,495
Net profit (losses) from operations	$1,984,986	$1,923,296	$1,726,809	$1,623,906	$3,691,271	$3,528,607	$162,664
Assets	$34,854,500	$34,071,811	$1,864,592	$1,874,269	$36,728,383	$35,955,926	$772,457
Liabilities	$(4,511,301)	$(4,409,996)	$(432,162)	$(434,405)	$(4,959,959)	$(4,861,037)	$(98,922)
Net assets	$30,343,199	$29,661,815	$1,432,430	$1,439,864	$31,768,424	$31,094,889	$673,535

As shown in the table above, the change in exchange rates between the Current Nine Month Period and the Previous Nine Month Period had a favorable impact on our results, increasing net income from operations by $162,664 and increasing net assets by $673,535 for the nine-month period since October 31, 2025.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of July 31, 2026. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Coda Octopus Group, Inc. (Registrant)

Date: September 14, 2026	/s/ Annmarie Gayle
Annmarie Gayle
Chief Executive Officer

Date: September 14, 2026	/s/ Mark Kelly
Mark Kelly
Chief Financial Officer

